Form 10-K
period 2017-12-31
TIAA REAL ESTATE ACCOUNT
filed 2018-03-15
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
YES ☒  NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)	Emerging Growth Company ☐
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
The Real Estate Account is designed as an option for retirement and tax-deferred savings plans for employees of non-profit and governmental institutions. TIAA currently offers the Real Estate Account under the following annuity contracts:

•	RAs and GRAs (Retirement Annuities and Group Retirement Annuities)

•	SRAs (Supplemental Retirement Annuities)

•	GSRAs (Group Supplemental Retirement Annuities)

•	Retirement Choice and Retirement Choice Plus Annuities

•	GAs (Group Annuities) and Institutionally Owned GSRAs

•	Traditional and Roth IRAs (Individual Retirement Annuities) including SEP IRAs (Simplified Employee Pension Plans)

•	Keoghs

•	ATRAs (After-Tax Retirement Annuities)

•	Real Estate Account Accumulation Contract
Note that state regulatory approval may be pending for certain of these contracts and these contracts may not currently be available in every state. TIAA may also offer the Real Estate Account as an investment option under additional contracts, both at the individual and plan sponsor level, in the future.
Investment Objective. The Real Estate Account seeks to generate favorable total returns primarily through the rental income and appreciation of a diversified portfolio of directly held, private real estate investments and real estate-related investments, while offering investors guaranteed, daily liquidity.

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

•
conventional commercial mortgage loans, participating mortgage loans, secured domestic and foreign (including U.K.) mezzanine loans, subordinated loans and collateralized mortgage obligations, including commercial mortgage-backed securities (“CMBS”) and other similar investments.

The Account’s principal strategy is to purchase direct ownership interests in income-producing real estate, primarily office, industrial, retail and multi-family properties. The Account is targeted to hold between 65% and 80% of the Account’s net assets in such direct ownership interests.
In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as publicly traded REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Traditionally, less than 10% of the Account’s net assets have comprised interests in these securities; although, the Account has held approximately 10% of its net assets in equity REIT securities at times. In addition, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of December 31, 2017, REIT securities comprised approximately 5.0% of the Account’s net assets, and the Account held no CMBS as of such date.
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
Foreign Investments. The Account from time to time will also make foreign real estate and real estate-related investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign non-real estate-related liquid investments may not comprise more than 25% of the Account’s net assets. As of December 31, 2017, the Account did not hold any foreign real estate investments.
Investments Summary. At December 31, 2017, the Account’s net assets totaled $24.9 billion. As of that date, the Account’s investments in real estate properties, real estate joint ventures, limited partnerships, loans receivable and real estate-related marketable securities, net of the fair value of mortgage loans payable on real estate, represented 84.4% of the Account’s net assets.
At December 31, 2017, the Account held a total of 138 real estate investments (including its interests in 28 real estate-related joint ventures), representing 79.5% of the Account’s total investments, measured on a gross asset value basis. As of that date, the Account also held investments in government agency notes representing 10.6% of total investments, REIT equity securities representing 4.6% of total investments, U.S. Treasury securities representing 3.7% of total investments, loans receivable representing 1.1% of total investments and real estate limited partnerships representing 0.5% of total investments. See the Account’s audited Consolidated Financial Statements for more information as to the Account’s investments as of December 31, 2017.
Borrowing. The Account is authorized to borrow money and assume or obtain a mortgage on a property (i.e., make leveraged real estate investments). Under the Account’s current investment guidelines, management intends to maintain the Account’s loan-to-value ratio (as defined below) at or below 30% (measured at the time of incurrence and after giving effect thereto). Forms of borrowing may include:

•	placing new debt on properties;

•	refinancing outstanding debt;

•	assuming debt on the Account’s properties;

•	extending the maturity date of outstanding debt; or

•	an unsecured line of credit or credit facility.
The Account’s loan-to-value ratio at any time is based on the ratio of the outstanding principal amount of the Account’s debt to the Account’s total gross asset value. The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets. In calculating outstanding indebtedness, we include only the Account’s actual percentage interest in any borrowings on a joint venture investment and not that of any joint venture partner. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving or other line of credit, management includes only amounts outstanding when calculating outstanding indebtedness.
As of December 31, 2017, the aggregate principal amount of the Account’s outstanding debt (including the Account’s share of debt on its joint venture investments) was $4.6 billion and the Account’s loan-to-value ratio was 15.5%.
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
Personnel and Management. The Account has no officers, directors or employees. TIAA employees, under the direction and control of the Board, manage the investment of the Account’s assets, following investment management procedures TIAA has adopted for the Account. References to “Management” herein refer to the employees and officers of TIAA responsible for management of the Account. In addition, TIAA performs administration functions for the Account (which includes receiving and allocating premiums, calculating and making annuity payments and providing recordkeeping and other services). Distribution services for the Account (which include, without limitation, distribution of the annuity contracts, advising existing annuity contract owners in connection with their accumulations and helping employers implement and manage retirement plans) are performed by TIAA-CREF Individual & Institutional Services, LLC (“Services”), a wholly-owned subsidiary of TIAA and registered broker-dealer and member of the Financial Industry Regulatory Authority (“FINRA”). TIAA and Services provide investment advisory, administration, and distribution services, as applicable, to the Account on an “at-cost” basis.
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
Subject to the terms of the contracts and a participant’s employer’s plan, a participant can move money to and from the Account in the following ways, among others:

•
from the Account to a College Retirement Equities Fund ("CREF") investment account, a TIAA Access variable account (if available), TIAA’s Traditional Annuity or a mutual fund (including TIAA-CREF affiliated mutual funds) or other options available under the plan;

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
Importantly, transfers out of the Account to a TIAA or CREF account or into another investment option can be executed on any business day, but are limited to once per calendar quarter, although some plans may allow systematic transfers that result in more than one transfer per calendar quarter. TIAA reserves the right to stop accepting transfers into the Account at any time. Other limited exceptions may apply. Also, transfers to CREF accounts or to certain other options may be restricted by an employer’s plan, current tax law or by the terms of a participant’s contract. In addition, with most contracts, individual participants are subject to certain limitations on making internal transfers into their Account accumulation if, after giving effect to such transfer, the total value of such participant’s Account accumulation (under all contracts issued to such participant) would exceed $150,000. Categories of transactions that TIAA deems “internal funding vehicle transfers” for purposes of this limitation are described in the applicable contract or endorsement form in the Account’s prospectus. The effective date of the limitation as applies to an individual participant will be reflected on his or her applicable contract or endorsement form.

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

RERC, LLC, a real estate consulting firm whose principal offices are located in West Des Moines, IA (“RERC”), was appointed as independent fiduciary effective March 1, 2006 and currently serves as the Account’s independent fiduciary, pursuant to an amended and restated letter agreement effective March 1, 2018, whose term expires on February 28, 2021. The independent fiduciary’s responsibilities include:

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

•
The Account owns and operates retail properties, which, in addition to the risks listed above, are subject to specific risks, including the insolvency and/or closing of an anchor tenant. Many times, anchor tenants will be “big box” stores and other large retailers that can be particularly adversely impacted by a global recession, competition from online retailers and reduced consumer spending generally. Factors that can impact the level of consumer spending include increases in fuel and energy costs, residential and commercial real estate and mortgage conditions, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors. Under certain circumstances, co-tenancy clauses in tenants’ leases may allow certain tenants in a retail property to terminate their leases or reduce or withhold rental payments when overall occupancy at the property falls below certain minimum levels. The insolvency and/or closing of an anchor tenant may also cause such tenants to terminate their leases, or to fail to renew their leases at expiration.

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
Alternatively, periods of significant net transfer activity into the Account can result in the Account holding a higher percentage of its net assets in publicly traded liquid non-real estate-related investments than the Account’s managers would target to hold under the Account’s long-term strategy. As of December 31, 2017, the Account’s non-real estate-related liquid assets comprised 15.6% of its net assets. At times, the portion of the Account’s net assets invested in these types of liquid instruments may exceed 25%, particularly if the Account receives a large inflow of money in a short period of time, coupled with a lack of attractive real estate-related investments on the market. Also, large inflows from participant transactions often occur in times of appreciating real estate values and pricing, which can render it challenging to execute on some transactions at ideal prices.
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
Risks of Borrowing. The Account acquires some of its properties subject to existing financing and from time to time borrows new funds at the time of purchase. The Account may borrow pursuant to mortgages placed on individual properties or under an unsecured line of credit or credit facility. Also, the Account may from time to time place new leverage on, increase the leverage already placed on, or refinance maturing debt on, existing properties the Account owns. Under the Account’s current investment guidelines, the Account intends to maintain its loan-to-value ratio at or below 30% (measured at the time of incurrence and after giving effect thereto). As of December 31, 2017, the Account’s loan-to-value ratio was 15.5%. Also, the Account may borrow up to 70% of the then-current value of a particular property. Non-construction mortgage loans on a property will be non-recourse to the Account.
Among the risks of borrowing money, including borrowing under a line of credit or credit facility, or otherwise investing in a property subject to a mortgage are:

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

•
Default Risk. The property or group of encumbered properties may not generate sufficient cash flow to support the debt service on the loan, the property may fail to meet certain financial or operating covenants contained in the loan documents and/or the property may have negative equity (i.e., the loan balance exceeds the value of the property) or inadequate equity. In addition, income from properties or investments or any other source of income for the Account may not generate sufficient cash flow to support the debt service on a line of credit or credit facility. In any of these circumstances, we (or a joint venture in which we invest) may default on the loan, including due to the failure to make required debt service payments when due. If a loan is in default, the Account or the venture may determine that it is not economically desirable and/or in the best interests of the Account to continue to make payments on the loan (including accessing other sources of funds to support debt service on the loan), and/or the Account or venture may not be able to otherwise remedy such default on commercially reasonable terms or at all. In either case, the lender then could accelerate the outstanding amount due on the loan and/or foreclose on the underlying property, in which case the Account could lose the value of its investment in the foreclosed property. Further, any such default or acceleration could trigger a default under loan agreements in respect of other Account properties pledged as security for the defaulted loan or other loans. Finally, any such default could subject the Account to the costs of litigation, increase the Account’s borrowing costs, or result in less favorable terms, with respect to financing future properties or entering into future lines of credit or credit facilities.

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
RISKS OF INVESTING IN REAL ESTATE INVESTMENT TRUST SECURITIES
The Account invests in registered and unregistered REIT securities for diversification, liquidity management and other purposes. The Account’s investment in REITs may also increase, as a percentage of net assets, during periods in which the Account is experiencing large net inflow activity, in particular due to net participant transfers into the Account. As of December 31, 2017, REIT securities comprised approximately 5.0% of the Account’s net assets. Investments in REIT securities are part of the Account’s real estate-related investment strategy and are subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying properties owned by the entity, while mortgage REITs may be affected by the quality of any credit extended. In addition to these risks, because REIT investments are securities and generally publicly traded, they may be exposed to market risk and potentially significant price volatility due to changing conditions in the financial markets and, in particular, changes in overall interest rates, regardless of the value of the underlying real estate such REIT may own. Also, sales of REIT securities by the Account for liquidity management purposes may occur at times when values of such securities have declined and it is otherwise an inopportune time to sell the security. Volatility in REITs can cause significant fluctuations in the Account’s AUV on a daily basis, as they are correlated to equity markets which have experienced significant day to day fluctuations over the past few years.
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
RISKS OF FOREIGN INVESTMENTS

In addition to other investment risks noted above, foreign investments present the following special risks:

•
The value of foreign investments or rental income can increase or decrease due to changes or fluctuations in currency exchange rates, imposition of currency exchange control or market control regulations, possible expropriation or confiscatory taxation, political, social, diplomatic and economic developments and foreign regulations. The Account translates into U.S. dollars purchases and sales of securities, income receipts and expense payments made in foreign currencies at the exchange rates prevailing on the respective dates of the transactions. The effect of any changes in currency exchange rates on foreign mezzanine (including U.K.) debt or other foreign debt investments and mortgage loans payable is included in the Account’s net realized and unrealized gains and losses. As such, fluctuations in currency exchange rates, even if hedged, may impair or reduce the Account's returns and result in poorer overall performance of the Account than if it had not acquired such foreign investments or entered into any foreign currency hedging transactions.

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
Risks of Investing in Domestic and Foreign Mezzanine Loans. The Account may invest from time to time in domestic and foreign (including U.K.) mezzanine loans to entities which own real estate assets. Generally these loans will be secured by a pledge of the equity securities of the entity, but not by a first lien security interest in the property itself. As such, the Account’s recovery in the event of an adverse circumstance at the property (such as a default under a mortgage loan on the property) will be subordinated to the recovery available to the first lien mortgage lender(s) to the property. The Account’s remedy may solely consist of foreclosing on the equity interest in the entity owning the property, and that equity interest will be junior in right of a recovery to a loan secured by the property owned by the entity. Also, as a subordinated lender, the Account may have limited rights to exercise control over the process by which the mortgage loan is restructured or the property is liquidated following a default. Any of these circumstances may result in the Account being unable to recover some or all of its original investment.
Risks of Currency Hedging Strategies for Foreign Mezzanine Loans. In managing foreign (including U.K.) mezzanine or other foreign debt, the Account may use or enter into forward currency contracts, currency swaps and may buy or sell put and call options and futures contracts on foreign currencies as well as other derivatives transactions in order to hedge against the risks of exchange rate uncertainties and currency fluctuations impacting the Account’s foreign portfolio investments. Changes in exchange rates and exchange control regulations may increase or reduce the value of foreign (including U.K.) mezzanine or other debt. Currency hedging and similar transactions involve special risks and may limit potential gains due to increases in a currency’s value. Unanticipated changes in interest rates, domestic or foreign securities prices or currency exchange rates may result in poorer overall performance of the Account than if it had not entered into any such currency-related transactions. In addition, the Account could incur additional costs of paying hedge unwind fees if it has to terminate cross-currency swaps prematurely due to early repayment of foreign mezzanine or other foreign debt. The Account does not intend to speculate in foreign currency exchange transactions or forward currency contracts.
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

CONFLICTS OF INTEREST WITHIN TIAA
General. Officers of TIAA that provide advice with respect to the Account may also provide investment advice with respect to investments owned by TIAA, and investments managed by affiliates of TIAA. In addition, TIAA and its affiliates offer (and may in the future offer) other accounts and investment products that are not managed under an “at cost” expense structure. Therefore, TIAA and its officers may at times face various conflicts of interest. Many of the officers of TIAA involved in performing services to the Account will have competing demands on their time. The officers will devote such time to the affairs of the Account as TIAA’s management determines, in its sole discretion exercising good faith, is necessary to properly service the Account. TIAA believes that it has sufficient personnel to discharge its responsibility to the Account, the TIAA General Account, and other accounts to avoid conflicts of interest. TIAA or its affiliates may form and/or manage other real estate investment vehicles in the future and we will take steps to assure that those vehicles are integrated into appropriate conflict of interest policies. TIAA does not accept acquisition or placement fees for the services it provides to the Account. (Each of the Account, the TIAA General Account, and such other accounts, funds or real estate investment vehicles that are established or may be established by TIAA or its affiliates in the future, are herein referred to as an “account.”)
Allocation Procedures. TIAA and its affiliates (including TH Real Estate (“THRE”) and other subsidiaries of Nuveen, LLC (“Nuveen”)) allocate new investments (including real property investments and commercial mortgages, but generally not real estate limited partnership investments) among the accounts (including the Account) in accordance with a written allocation procedure as adopted by TIAA and such affiliates and modified from time to time.
Under the allocation procedure, an internal real estate acquisitions team adds transactions as they are identified into an internal deal pipeline. Proposed transactions in the pipeline are presented at regular internal real estate review meetings, at which the portfolio managers for each of the accounts will evaluate acquisition opportunities which conform to the investment strategy of the applicable account. If only one portfolio manager is interested in making a bid to pursue the transaction, the transaction is allocated to that account and there is no change in the rotation order. However, if more than one account expresses an interest in a transaction in a particular sector, a strict rotation system will be used so that the accounts are treated equitably and transactions are impartially allocated.
Under the rotation system, an allocations coordinator will allocate a transaction to the interested account in the top most position of the rotation for a specific real estate sector, but the Account will then drop to the bottom of the rotation for new or additional investment opportunities in that sector. This rotation system is employed on a sector-by-sector basis for each of the office, retail, industrial, multi-family, student housing and other sectors; and each sector has its own rotation. As a result, an account (including the Account) could, at any one time, be at the top or the bottom of the rotation for new investment opportunities in any one or all five of the sectors in which the Account could invest. If an account chooses not to pursue a transaction that has been allocated to it, the acquisitions team may bring the transaction back into the main rotation. New funds or accounts with the ability to invest in transactions without a co-investor (i.e., “stand alone” accounts), will be added to the main rotation. Where such new funds or accounts are a co-investor with TIAA as a joint venture partner, and the portfolio manager for TIAA or THRE does not have discretion to deploy investors’ capital for acquisitions within such mandate (i.e., a non-discretionary mandate), such mandates will be part of a sub-rotation within the account that was allocated the transaction and will not have a separate place in the main rotation. New funds or accounts where TIAA is a joint venture partner and the portfolio manager for TIAA or THRE affiliate does have discretion to deploy investors’ capital for acquisitions within such mandate (i.e., a fully discretionary mandate), regardless of the ownership percentage, are added to the main rotation.
Also, there may be circumstances where multiple properties are presented to TIAA for sale as a single acquisition opportunity, and the proposed price is inclusive of all the properties. If more than one account has interest in all or a portion of such bundled acquisition opportunity, the acquisitions team will investigate with the seller whether the properties can be unbundled and offered to the accounts on an individual basis and the sector-based rotation system described above will apply to the allocation of such unbundled properties.
The allocation procedure contains substantive requirements for proceeding through the different stages of the bidding process prior to allocation to preserve the fairness, equitability and transparency of the transaction. The procedure also provides a process for handling exceptions to the allocation process when requested by a portfolio manager for the accounts.

The allocation procedure is overseen and monitored by senior officers of TIAA and its affiliates, including THRE and other subsidiaries of Nuveen, pursuant to Nuveen’s existing compliance policies and processes.
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
ENACTED TAX LEGISLATION
On December 22, 2017, H.R. 1 was enacted into law as P.L. 115-77, popularly known as the “Tax Cuts and Jobs Act” (the “Act”), permanently cutting the corporate tax rate from 35% to 21%, temporarily reducing individual tax rates and providing a partial deduction for certain income earned by pass-through entities until 2026, while making fundamental changes to the taxation of foreign persons and income. To broaden the income tax base to pay for the rate cuts and pass-through income deduction, many corporate deductions have been eliminated or modified and many individual deductions suspended until 2026. With most provisions effective on January 1, 2018 the Joint Committee on Taxation (“JCT”) estimates that the Act will increase the federal deficit by approximately $1.5 trillion over 10 years. The JCT also estimates that the Act will result in some economic growth over the same period. While the Act is expected to have effects on the economy that will impact the performance of real estate and credit markets, those effects cannot be predicted.
Certain provisions of the Act should have more direct impacts on real estate and credit markets. A limitation on the aggregate deduction for state and local income taxes and property taxes to $10,000 and certain limitations on the deduction for qualified residence interest could impact the housing market in certain areas, affecting the performance of certain real estate investments. Limitations on deductibility of business interest and increased expensing provisions could impact the market for commercial real estate. Other provisions of the Act may also impact real estate or credit markets, and ultimately the Account, in certain circumstances and in ways that cannot be predicted. Future guidance to be issued by the Treasury Department and Internal Revenue Service may alter these effects.
ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.
THE PROPERTIES—GENERAL
In the table below, participants will find general information about each of the Account’s investments as of December 31, 2017. The Account’s investments include both properties that are wholly-owned by the Account and properties owned by the Account’s joint venture investments. Certain investments include a portfolio of properties.

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
OFFICE PROPERTIES
1001 Pennsylvania Ave	Washington, D.C.	1987	2004	780,425	79.9%	$51.84	$785.0	(4)
Fourth & Madison	Seattle, WA	2002	2004	845,533	86.7%	25.18	530.0	(4)
501 Boylston Street	Boston, MA	1940, 1961	2006	610,075	97.4%	51.41	505.2	(4)
99 High Street	Boston, MA	1971	2005	732,432	90.1%	48.02	502.1
780 Third Avenue	New York, NY	1984	1999	489,985	82.1%	59.90	427.0	(4)
701 Brickell Avenue	Miami, FL	1986	2002	677,667	94.5%	24.06	368.5	(4)
Lincoln Centre	Dallas, TX	1984	2005	1,625,465	88.1%	22.99	358.0
55 Second Street	San Francisco, CA	2002	2014	379,328	77.6%	49.58	355.5	(4)
Colorado Center(5)	Santa Monica, CA	1984	2004	1,128,745	82.4%	55.81	351.0
Four Oaks Place(13)	Houston, TX	1983, 2016	2012	2,333,310	81.6%	24.53	338.7
1900 K Street NW	Washington, D.C.	1996	2004	345,781	98.5%	47.78	330.0	(4)
Wilshire Rodeo Plaza	Beverly Hills, CA	1935, 1984	2006	252,305	78.2%	65.71	327.8
400 Fairview(12)	Seattle, WA	2015	2015	341,868	97.5%	35.72	263.7
Foundry Square II(17)	San Francisco, CA	2002	2014	508,527	98.5%	55.02	262.7
21 Penn Plaza	New York, NY	1931, 2012-2014	2014	373,335	94.2%	29.05	261.2
One Boston Place(6)	Boston, MA	1970	2002	804,444	79.9%	44.59	229.1
Fort Point Portfolio	Boston, MA	1890-1920, 1986-2010	2016	406,754	92.7%	40.20	223.1
837 Washington Street	New York, NY	1938, 2012-2014	2015	55,497	100.0%	172.70	210.0
409 & 499 Illinois Street(20)	San Francisco, CA	2008, 2010	2015	463,985	99.0%	51.37	209.3
225 Binney Street(19)	Cambridge, MA	2013	2015	305,212	100.0%	40.50	201.9
1401 H Street NW	Washington, D.C.	1992	2006	350,787	74.5%	49.13	201.1	(4)
Millennium Corporate Park	Redmond, WA	1999, 2000	2006	536,958	96.3%	19.63	184.1
88 Kearny Street	San Francisco, CA	1986	1999	227,882	84.1%	58.69	174.2
Castro Station	Mountain View, CA	2000, 2013	2015	114,809	93.7%	90.29	169.0
430 West 15th Street	New York, NY	1950	2016	98,087	100.0%	102.61	145.8
Urban Centre	Tampa, FL	1984, 1987	2005	555,434	83.2%	29.65	143.3
Campus Pointe 1(22)	San Diego, CA	1980, 2012	2016	449,759	72.9%	37.30	143.0
Wilton Woods Corporate Campus	Wilton, CT	1974, 2001	2001	531,606	78.6%	24.01	133.0
Campus Pointe 2 & 3(22) (30)	San Diego, CA	1997, 2016	2016, 2017	305,006	100.0%	36.83	127.1
Pacific Plaza	San Diego, CA	2000, 2002	2007	217,823	48.9%	22.16	115.2
The Ellipse at Ballston	Arlington, VA	1989	2006	196,817	85.4%	41.51	83.7
1500 Owens(21)	San Francisco, CA	2009	2015	158,267	100.0%	50.59	77.5
200 Middlefield Road	Menlo Park, CA	1967, 2012-2013	2014	41,933	100.0%	78.51	61.4
West Lake North Business Park	Westlake Village, CA	2000	2004	197,366	95.1%	29.96	60.3

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
Camelback Center	Phoenix, AZ	2001	2007	232,615	86.1%	$24.86	$59.8
The Hub(25)	Long Island City, NY	1924	2016	303,803	42.0%	15.27	56.9
8270 Greensboro Drive	McLean, VA	2000	2005	158,341	86.0%	30.92	50.3
817 Broadway(26)	New York, NY	1900	2016	139,410	73.0%	16.37	23.0
Campus Pointe 4(22)	San Diego, CA	1991, 2015	2017	44,034	100.0%	25.02	8.8
Subtotal—Office Properties					85.9%		$9,057.3
INDUSTRIAL PROPERTIES
Ontario Industrial Portfolio	Various, CA	1997-1998	1998, 2000, 2004	3,361,599	100.0%	$5.03	$398.6
Dallas Industrial Portfolio	Dallas and Coppell, TX	1997-2001	2000-2002	3,684,941	94.1%	3.34	213.2
Great West Industrial Portfolio	Rancho Cucamonga and Fontana, CA	2004-2005	2008	1,358,925	100.0%	5.42	167.0
Cerritos Industrial Park	Cerritos, CA	1970-1977	2012	934,213	100.0%	5.86	142.0
Southern CA RA Industrial Portfolio	Los Angeles, CA	1982	2004	920,078	92.1%	7.27	138.0
Pinto Business Park	Houston, TX	2014, 2015, 2016	2015, 2016	1,641,141	57.2%	5.26	131.6
Rainier Corporate Park	Fife, WA	1991-1997	2003	1,104,399	95.9%	5.48	123.7
Amazon Distribution Center	Teterboro, NJ	1958, 1974	2013	616,992	100.0%	9.00	110.0
Seneca Industrial Park	Pembroke Park, FL	1999-2001	2007	882,182	95.2%	6.34	108.8
Chicago Industrial Portfolio	Chicago and Joliet, IL	1997-2000	1998, 2000	1,427,748	100.0%	4.40	100.3
Regal Logistics Campus	Seattle, WA	1999-2004	2005	968,535	100.0%	4.06	100.0
Weston Business Center	Weston, FL	1998-1999	2011	679,918	67.0%	7.75	92.8
Shawnee Ridge Industrial Portfolio	Atlanta, GA	2000-2005	2005	1,422,922	100.0%	3.66	91.1
South River Road Industrial	Cranbury, NJ	1999	2001	858,957	100.0%	3.94	87.8
Oakmont IE West Portfolio	Fontana, CA	2014-2015	2015	709,941	100.0%	5.16	87.6
Northern CA RA Industrial Portfolio	Oakland, CA	1981	2004	657,602	94.8%	7.11	87.4
Chicago Caleast Industrial Portfolio	Chicago, IL	1974, 2005	2003	1,145,152	100.0%	4.34	80.5
Rancho Cucamonga Industrial Portfolio	Rancho Cucamonga, CA	2000-2002	2000, 2001, 2002, 2004	573,000	100.0%	11.41	71.9
Northwest Houston Industrial Portfolio	Houston, TX	1981	2014	1,010,912	100.0%	4.45	70.7
Ontario Mills Industrial Portfolio	Ontario, CA	2014	2014	435,733	100.0%	5.23	58.5
Commerce LIC(27)	Long Island City, NY	1949	2017	255,564	81.4%	13.38	58.2
Frontera Industrial Business Park	San Diego, CA	1989, 2015	2017	517,207	69.1%	8.81	56.4
Broward Industrial Portfolio	Various, FL	Various	2017	401,368	83.2%	8.57	54.2
Pinnacle Industrial Portfolio	Grapevine, TX	2003, 2004, 2006	2006	899,200	100.0%	2.70	53.3
200 Milik Street	Carteret, NJ	2013	2015	232,134	100.0%	10.96	53.1
Stevenson Point	Newark, CA	2000	2015	312,885	95.6%	11.46	50.9
Centre Pointe and Valley View	Los Angeles County, CA	1965, 1989	2004	307,685	83.4%	7.57	47.8
Pacific Corporate Park	Fife, WA	2006	2012	388,783	100.0%	5.17	45.5
Landover Logistics	Landover, MD	2013	2014	360,550	46.4%	8.21	43.4

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
Northeast RA Industrial Portfolio	Boston, MA	2000	2004	384,126	100.0%	$6.30	$40.9
Northwest RA Industrial Portfolio	Seattle, WA	1996	2004	312,321	99.2%	3.46	38.5
One Beeman Road	Northborough, MA	1985	2017	342,900	100.0%	7.01	33.8
Atlanta Industrial Portfolio	Lawrenceville, GA	1996-1999	2000	495,440	100.0%	7.86	32.4
Beltway North Commerce Center	Houston, TX	2014	2015	352,000	—	—	19.3
Park 10 Distribution	Houston, TX	1980	2014	152,638	50.1%	4.71	10.3
Subtotal—Industrial Properties					92.4%		$3,099.5
RETAIL PROPERTIES
Fashion Show(24)	Las Vegas, NV	1981	2016	1,899,875	98.3%	$36.00	$844.4
The Florida Mall(8)	Orlando, FL	1986	2002	1,071,832	100.0%	55.12	758.4
DDR Joint Venture(7)	Various, U.S.A.	Various	2007	8,351,983	91.6%	15.61	636.2
The Forum at Carlsbad	Carlsbad, CA	2003	2011	265,707	96.5%	39.95	221.0	(4)
Miami International Mall(8)	Miami, FL	1982	2002	304,269	100.0%	54.04	166.0
Florida Retail Portfolio(9)	Various, FL	1974, 2005	2006	436,277	99.6%	25.29	150.6
West Town Mall(8)	Knoxville, TN	1972	2002	961,143	100.0%	17.60	140.4
Valencia Town Center(16)	Valencia, CA	1991	2012	1,076,311	97.1%	17.85	138.8
Pacific City(23)	Huntington Beach, CA	2015	2016	189,945	92.9%	36.95	134.9
Westwood Marketplace	Los Angeles, CA	1950	2002	202,202	100.0%	30.56	131.9
Bridgepointe Shopping Center	San Mateo, CA	1998	2017	229,769	81.5%	28.41	124.5
Plaza America	Reston, VA	1995	2014	164,398	92.7%	34.32	117.0
The Shops at Wisconsin Place(14)	Chevy Chase, MD	2007-2010	2012	117,202	97.5%	49.91	110.0
Marketfair	West Windsor, NJ	1987	2006	242,866	97.8%	27.85	102.9
Charleston Plaza	Mountain View, CA	2006	2012	132,590	100.0%	36.71	93.0
Publix at Weston Commons	Weston, FL	2005	2006	126,922	98.9%	28.42	74.8
South Denver Marketplace	Denver, CO	1996-1998	2013	261,135	100.0%	16.16	72.7
32 South State Street	Chicago, IL	1925	2016	96,354	100.0%	27.58	48.3	(4)
Southside at McEwen	Franklin, TN	2012	2014	92,470	100.0%	25.34	48.2
401 West 14th Street(18)	New York, NY	1923, 2007	2014	62,200	100.0%	136.94	46.4
1619 Walnut Street	Philadelphia, PA	1937, 2013	2013	34,047	100.0%	41.33	24.1
Subtotal—Retail Properties					95.3%		$4,184.5
OTHER COMMERCIAL PROPERTIES
425 Park Avenue(10)	New York, NY	N/A	2011	N/A	N/A	N/A	$457.0
Storage Portfolio I(11)	Various, U.S.A.	1972, 1990	2003	1,681,229	93.2%	18.70	177.5
Storage Portfolio II(29)	Various, U.S.A.	Various	2017	2,300,756	95.8%	11.78	91.8
9625 Towne Centre Drive(28)	San Diego, CA	N/A	2017	N/A	N/A	N/A	15.1
Subtotal—Other Commercial Properties					94.7%		$741.4
Subtotal—Commercial Properties					91.6%		$17,082.7
RESIDENTIAL PROPERTIES
Palomino Park	Highlands Ranch, CO	1996-2001	2005	N/A	94.2%	N/A	$329.7	(4)
The Colorado	New York, NY	1987	1999	N/A	96.0%	N/A	256.2	(4)
The Corner	New York, NY	2010	2011	N/A	91.8%	N/A	251.0	(4)
The Woodley	Washington, D.C.	2014	2014	N/A	94.3%	N/A	191.0
MiMA(15)	New York, NY	2010	2012	N/A	97.0%	N/A	189.2

Property	Location	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (in millions)
Stella	Marina Del Rey, CA	2013	2013	N/A	93.4%	N/A	$179.7
The Louis at 14th	Washington, D.C.	2013-2014	2014	N/A	93.3%	N/A	176.0
Mass Court	Washington, D.C.	2004	2012	N/A	85.7%	N/A	171.0	(4)
250 North 10th Street	Brooklyn, NY	2014	2015	N/A	95.3%	N/A	163.1
BLVD63	San Diego, CA	2014	2016	N/A	92.2%	N/A	162.1
Houston Apartment Portfolio	Houston, TX	1984-2004	2006	N/A	90.3%	N/A	158.7
The Manor at Flagler Village	Fort Lauderdale, FL	2014	2015	N/A	90.8%	N/A	148.1
Holly Street Village	Pasadena, CA	1997	2013	N/A	94.4%	N/A	148.0
Larkspur Courts	Larkspur, CA	1991	1999	N/A	87.9%	N/A	143.7
The Legacy at Westwood	Los Angeles, CA	2001	2002	N/A	94.7%	N/A	143.0	(4)
The Palatine	Arlington, VA	2008	2011	N/A	94.3%	N/A	123.2	(4)
Union - South Lake Union	Seattle, WA	2012	2015	N/A	93.7%	N/A	111.0
Ashford Meadows Apartments	Herndon, VA	1998	2000	N/A	91.1%	N/A	107.3	(4)
South Florida Apartment Portfolio	Boca Raton and Plantation, FL	1986	2001	N/A	93.1%	N/A	105.1
Regents Court	San Diego, CA	2001	2002	N/A	93.2%	N/A	99.1	(4)
Circa Green Lake	Seattle, WA	2009	2012	N/A	93.0%	N/A	97.5
Casa Palma	Coconut Creek, FL	2014	2015	N/A	90.3%	N/A	95.0
803 Corday	Naperville, IL	1999	2017	N/A	84.1%	N/A	94.5
Township Apartments	Redwood City, CA	2014	2014	N/A	96.2%	N/A	89.8
Oceano at Warner Center	Woodland Hills, CA	2012	2013	N/A	95.1%	N/A	89.0
The Residences at the Village of Merrick Park	Coral Gables, FL	2003	2012	N/A	79.2%	N/A	76.0
Greene Crossing	Columbia, SC	2015	2016	N/A	99.7%	N/A	67.2
The Bridges	Minneapolis, MN	2014	2017	N/A	100.0%	N/A	62.4
Prescott Wallingford Apartments	Seattle, WA	2012	2012	N/A	94.8%	N/A	62.0
Allure at Camarillo	Camarillo, CA	2003	2017	N/A	87.3%	N/A	59.6
The Maroneal	Houston, TX	1998	2005	N/A	91.3%	N/A	56.6
The Manor Apartments	Plantation, FL	2013	2014	N/A	97.0%	N/A	52.6
Westcreek	Westlake Village, CA	1988	1997	N/A	93.7%	N/A	51.4
The Cordelia	Portland, OR	2014	2015	N/A	87.4%	N/A	49.0
Cliffs at Barton Creek	Austin, TX	1994	2013	N/A	89.0%	N/A	45.9
Orion on Orpington	Orlando, FL	2007	2017	N/A	99.5%	N/A	44.4
The Ashton	Washington, D.C.	2009	2015	N/A	69.4%	N/A	37.5
The Knoll	Minneapolis, MN	2013	2017	N/A	99.8%	N/A	34.0	(4)
Subtotal—Residential Properties					93.5%		$4,520.6
Total—All Properties					92.0%		$21,603.3

(1)	The square footage is an approximate measure and is subject to periodic remeasurement.

(2)	Based on total contractual rent for leases existing as of December 31, 2017. The contractual rent can be either on a gross or net basis, depending on the terms of the leases.

(3)	Fair value reflects the value determined in accordance with the procedures as stated in the valuation section of the Notes to the Consolidated Financial Statements.

(4)	Property is subject to a mortgage. The fair value shown represents the Account's interest gross of debt.

(5)	This property is held in a joint venture primarily with Boston Properties. Fair value shown reflects the value of the Account’s 50% interest in the joint venture, net of debt.

(6)
The Account owns a 50.25% interest in a private REIT, which owns this property. A 49.70% interest is owned by Societe Immobiler Trans-Quebec, and 0.05% is owned by 100 individuals. Fair value shown reflects the value of the Account’s interest in the joint venture.

(7)
This investment is held in a joint venture with DDR Corp. and consists of 23 properties located in 10 states. Fair Value shown reflects the value of the Account's 85% interest in the joint venture, net of debt.

(8)	This investment is held in a joint venture with the Simon Property Group. Fair value shown reflects the value of the Account’s 50% interest in the joint venture, net of debt.

(9)
This investment is held in a joint venture with Weingarten Realty Investors and contains two neighborhood and/or community shopping centers located in the Orlando and Tampa, Florida areas. Fair value shown reflects the value of the Account’s 80% interest in the joint venture.

(10)	Represents a fee interest encumbered by a ground lease real estate investment.

(11)	This investment is held in a joint venture with Storage U.S.A. Fair value shown reflects the value of the Account’s 75% interest in the joint venture, net of debt.

(12)	This property is held in a joint venture with SCD 400 Fairview, LLC. Fair value shown reflects the value of the Account’s 90% interest in the joint venture.

(13)	This property is held in a joint venture with Allianz US Private REIT LP. Fair value shown reflects the Account's 51% interest in the joint venture, net of debt.

(14)	Fair value shown reflects a retail property wholly-owned by the Account, as well as the Account's 33.3% interest in a joint venture investment.

(15)	This property is held in a joint venture with The Related Companies. Fair value shown reflects the value of the Account’s 70% interest in the joint venture, net of debt.

(16)	This property is held in a joint venture with Westfield LLC. Fair value shown reflects the value of the Account’s 50% interest in the joint venture, net of debt.

(17)	This property is held in a joint venture with Norges Bank Investment Management. Fair value shown reflects the value of the Account’s 50.1% interest in the joint venture.

(18)	This property is held in a joint venture with Taconic Investment Partners LLC. Fair value shown reflects the value of the Account’s 42.2% interest in the joint venture, net of debt.

(19)	This property is held in a joint venture with ARE - MA Region No. 54 LLC. Fair value shown reflects the value of the Account’s 70% interest in the joint venture.

(20)	This property is held in a joint venture with Alexandria Real Estate Equities. Fair value shown reflects the value of the Account’s 40% interest in the joint venture.

(21)	This property is held in a joint venture with Alexandria Real Estate Equities. Fair value shown reflects the value of the Account’s 49.9% interest in the joint venture.

(22)	This property is held in a joint venture with Alexandria Real Estate Equities. Fair value shown reflects the value of the Account’s 45% interest in the joint venture.

(23)	This property is held in a joint venture with DJM Capital Partners. Fair value shown reflects the value of the Account’s 70% interest in the joint venture.

(24)	This property is held in a joint venture with General Growth Properties. Fair value shown reflects the value of the Account’s 50% interest in the joint venture, net of debt.

(25)	This property is held in a joint venture with Metro Realty Holdings. Fair value shown reflects the value of the Account’s 95% interest in the joint venture, net of debt.

(26)	This property is held in a joint venture with Taconic Investment Partners, LLC. Fair value shown reflects the value of the Account’s 61.46% interest in the joint venture, net of debt.

(27)	This property is held in a joint venture with MRA 48-49 LIC, LLC. Fair value shown reflects the value of the Account’s 97.5% interest in the joint venture.

(28)	This property is held in a joint venture with Alexandria Real Estate Equities. Fair value shown reflects the value of the Account’s 35.86% interest in the joint venture.

(29)	This investment is held in a joint venture with Extra Space Storage, Inc. Fair value shown reflects the value of the Account’s 90% interest in the joint venture, net of debt.

(30)	A portion of this investment consists of land for development that was acquired on December 19, 2017.

Commercial (Non-Residential) Investments
At December 31, 2017, the Account held 100 commercial (non-residential) investments in its portfolio, including two portfolios of storage facilities located throughout the United States. Of these investments, 27 were held through joint ventures and 23 were subject to mortgages (including 13 joint venture investments). Although the terms vary under each lease, certain expenses, such as real estate taxes and other operating expenses are paid or reimbursed in whole or in part by the tenants.
Management believes that the Account’s portfolio is diversified by both property type and geographic location. The portfolio consists of:

•	Office. 39 investments containing approximately 18.3 million square feet located in nine states and the District of Columbia.

•	Industrial. 35 investments containing approximately 30.1 million square feet located in ten states.

•
Retail. 22 investments containing approximately 18.1 million square feet located in 16 states. One of the retail investments is an 85% interest in a portfolio containing 23 individual retail shopping centers primarily located throughout the Eastern and Southern regions.

•	Other-Land (425 Park Avenue). The Account has a fee interest encumbered by a ground lease real estate investment located in New York, NY.

•	Other-Land (9625 Towne Centre Drive). The Account has a joint venture investment in land held for future development.

•	Other-Storage. The Account has two joint venture investments of storage facilities located throughout the United States containing approximately 4.0 million square feet.
Major Tenants: The following tables list the Account’s ten most significant tenants based on the total space they occupied as of December 31, 2017 in each of the Account’s commercial property types.

Major Office Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Office Properties	% of Total Rentable Area of Non-Residential Properties
BHP Petroleum (Americas), Inc.(1)	1,143,464	6.2%	1.7%
Microsoft Corporation(2)	479,193	2.6%	0.7%
Crowell & Moring LLP(2)	399,471	2.2%	0.6%
Atmos Energy Corporation(2)	312,238	1.7%	0.5%
Biogen MA Inc(1)	305,212	1.7%	0.5%
Eli Lilly and Company(1)	305,006	1.7%	0.5%
Bank of New York Mellon(1)	281,071	1.5%	0.4%
Fibrogen Inc(1)	238,707	1.3%	0.4%
Bridgewater Associates LP(2)	227,883	1.2%	0.3%
Pearson Education Inc(2)	225,299	1.2%	0.3%

Major Industrial Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Industrial Properties	% of Total Rentable Area of Non-Residential Properties
Wal-Mart Stores, Inc.(2)	1,099,112	3.7%	1.7%
Regal West Corporation(2)	968,535	3.2%	1.5%
Restoration Hardware, Inc.(2)	886,052	2.9%	1.3%
Kumho Tire U.S.A. Inc.(2)	830,485	2.8%	1.2%
Del Monte Fresh Product, N.A., Inc.(2)	689,660	2.3%	1.0%
Amazon.com(2)	684,988	2.3%	1.0%
R.R Donnelley & Sons Company(2)	659,157	2.2%	1.0%
Rheem Sales Company, Inc.(2)	656,600	2.2%	1.0%
Global Equipment Company, Inc.(2)	647,228	2.1%	1.0%
Campbell Soup Supply Company(2)	573,000	1.9%	0.9%

Major Retail Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Retail Properties	% of Total Rentable Area of Non-Residential Properties
Dick's Sporting Goods, Inc.(1)	599,887	3.3%	0.9%
Macy's Inc.(1)	496,603	2.7%	0.7%
Belk, Inc.(1)	371,706	2.1%	0.6%
Kohl's Corporation(1)	349,777	1.9%	0.5%
J.C. Penney Corporation, Inc(1)	327,027	1.8%	0.5%
Ross Stores, Inc.(1)	320,189	1.8%	0.5%
PetSmart, Inc.(3)	308,294	1.7%	0.5%
Nordstrom Inc.(3)	304,610	1.7%	0.5%
Bed Bath and Beyond Inc.(3)	274,897	1.5%	0.4%
Best Buy Co., Inc.(3)	266,914	1.5%	0.4%

(1)	Tenant occupied space within joint venture investments.

(2)	Tenant occupied space within wholly-owned property investments.

(3)	Tenant occupied space within wholly-owned property investments and joint venture investments.

The following tables list the rentable area for long term leases subject to expiring leases during the next ten years and an aggregate figure for expirations in 2028 and after, in the Account’s commercial (non-residential) properties that are both wholly-owned by the Account and held within the Account’s joint venture investments. While many of the leases contain renewal options with varying terms, these charts assume that none of the tenants exercise their renewal options, including those with terms that expired on December 31, 2017 or are month to month leases.
Office Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Rental Income Associated with Such Leases (in millions)(1)	Expiring Rent as a % of Rental Revenue(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Office Properties Represented by Expiring Leases
2018	145	$31.9	2.0%	1,804,560	9.8%
2019	107	26.6	1.7%	1,490,087	8.1%
2020	112	24.8	1.6%	1,238,303	6.8%
2021	100	39.7	2.5%	2,169,627	11.8%
2022	86	27.3	1.7%	1,447,026	7.9%
2023	51	31.2	2.0%	1,076,236	5.9%
2024	49	34.6	2.2%	1,389,215	7.6%
2025	49	38.8	2.5%	1,075,773	5.9%
2026	23	36.8	2.3%	1,242,177	6.8%
2027	14	9.5	0.6%	283,086	1.5%
Thereafter	38	157.8	10.1%	2,421,977	13.2%
Total	774	$459.0	29.2%	15,638,067	85.3%
Industrial Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Rental Income Associated with Such Leases (in millions)(1)	Expiring Rent as a % of Rental Revenue(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Industrial Properties Represented by Expiring Leases
2018	91	$12.8	0.8%	5,389,412	17.9%
2019	98	8.6	0.5%	2,831,141	9.4%
2020	84	15.0	1.0%	5,217,347	17.3%
2021	67	15.7	1.0%	4,182,295	13.9%
2022	68	15.1	1.0%	5,211,508	17.3%
2023	22	6.7	0.4%	1,671,885	5.6%
2024	10	3.9	0.2%	1,380,239	4.6%
2025	12	5.0	0.3%	705,155	2.3%
2026	6	5.6	0.4%	829,665	2.8%
2027	7	1.0	0.1%	293,352	1.0%
Thereafter	1	—	—%	19,320	0.1%
Total	466	$89.4	5.7%	27,731,319	92.2%

Retail Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Rental Income Associated with Such Leases (in millions)(1)	Expiring Rent as a % of Rental Revenue(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Retail Properties Represented by Expiring Leases
2018	257	$17.8	1.1%	1,412,539	7.8%
2019	258	16.1	1.0%	1,861,769	10.3%
2020	248	18.4	1.2%	1,607,886	8.9%
2021	263	19.4	1.2%	1,990,624	11.0%
2022	226	15.8	1.0%	2,305,081	12.7%
2023	161	12.8	0.8%	1,575,690	8.7%
2024	127	13.4	0.9%	753,031	4.2%
2025	140	20.5	1.3%	931,649	5.1%
2026	101	10.4	0.7%	931,213	5.1%
2027	77	6.7	0.4%	564,358	3.1%
Thereafter	47	12.8	0.8%	1,070,538	5.9%
Total	1,905	$164.1	10.4%	15,004,378	82.8%

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
The following table details the leasing activity during the year ended December 31, 2017.

Leasing Activity (sq. ft.)
Vacant space beginning of year	5,382,901
Vacant space acquired during the year	413,658
Vacant space disposed of during the year	(41,736)
Vacant space placed into service during the year	(6,255,484)
Expiring leases during the year	6,186,475
Vacant space end of year	5,685,814
Average remaining lease term*	48 months
*Includes office, industrial and retail properties.
Based on leases in place at December 31, 2017, leases representing approximately 12.9% of net rentable area are scheduled to expire throughout 2018. Rents associated with such lease expirations are generally at or below prevailing market rents in the Account’s primary metropolitan markets.
Residential Properties
The Account’s residential property investment portfolio consisted of 38 properties as of December 31, 2017, comprised of first class or luxury multi-family, garden, mid-rise, and high-rise apartment buildings, including one investment held in a joint venture. The portfolio contains approximately 12,924 units located in 11 states and the District of Columbia. The portfolio was 93.5% leased as of December 31, 2017. Ten of the residential properties in the portfolio are subject to mortgages, including one joint venture investment. The complexes generally contain one to three bedroom apartment units with a range of amenities, such as patios or balconies, washers and dryers, and central air conditioning. Many of these apartment communities have on-site fitness facilities, including some with swimming pools. Rents on each of the properties tend to be comparable with competitive communities and are not subject to rent regulation. The Account is resp onsible for the expenses of operating its residential properties. As of December 31, 2017, the Account’s residential properties had an aggregate fair value of approximately $4.5 billion.
The following table contains detailed information regarding the apartment complexes in the Account’s portfolio as of December 31, 2017.

Property	Location	Number Of Units	Average Unit Size (Sq. Ft.)	Avg. Rent Per Unit/ Per Month
Palomino Park(1)	Highlands Ranch, CO	1,184	1,100	1,765
Houston Apartment Porfolio(1)	Houston, TX	877	1,158	1,722
Greene Crossing(2)	Columbia, SC	727	369	830
The Bridges(2)	Minneapolis, MN	720	262	514
Orion on Orpington(2)	Orlando, FL	624	324	592
South Florida Apartment Portfolio(1)	Boca Raton and Plantation, FL	550	888	1,452
MiMA	New York, NY	500	739	4,547
The Knoll(2)	Minneapolis, MN	452	230	442
Ashford Meadows Apartments	Herndon, VA	440	1,050	1,712
803 Corday	Naperville, IL	440	937	1,540
The Manor at Flagler Village	Fort Lauderdale, FL	382	964	2,309
Holly Street Village	Pasadena, CA	374	879	2,318
Mass Court	Washington, D.C.	371	834	2,791
Casa Palma	Coconut Creek, FL	350	1,123	1,943
BLVD 63	San Diego, CA	332	1,250	3,521
The Maroneal	Houston, TX	309	928	1,590
Union - South Lake Union	Seattle, WA	284	696	2,065
The Louis at 14th	Washington, D.C.	268	665	3,066
The Palatine	Arlington, VA	262	1,055	2,689
Regents Court	San Diego, CA	251	886	2,237
Larkspur Courts	Larkspur, CA	248	1,001	3,273
Oceano at Warner Center	Woodland Hill, CA	244	935	2,200
Stella	Marina Del Rey, CA	244	970	3,527
250 North 10th Street	Brooklyn, NY	234	676	3,609
The Woodley	Washington, D.C.	212	1,117	4,631
Cliffs at Barton Creek	Austin, TX	210	952	1,615
Circa Green Lake	Seattle, WA	199	765	2,157
The Manor Apartments	Plantation, FL	197	977	2,176
The Corner	New York, NY	196	791	6,442
The Legacy at Westwood	Los Angeles, CA	187	1,181	4,804
The Colorado	New York, NY	175	876	6,298
Allure at Camarillo	Camarillo, CA	165	880	2,036
Prescott Wallingford Apartments	Seattle, WA	154	663	1,888
The Cordelia	Portland, OR	135	667	1,838
Township Apartments	Redwood City, CA	132	914	3,565
Westcreek	Westlake Village, CA	126	951	2,563
The Residences at the Village of Merrick Park	Coral Gables, FL	120	1,231	3,484
The Ashton	Washington, D.C.	49	1,612	4,277

(1)	Represents a portfolio containing multiple properties.

(2)
This investment is a student housing asset. Units at this investment are rented per bedroom, and multiple bedrooms can exist in one unit.  Average rent per month in the table above is reflective of average rent per bedroom.

ITEM 3. LEGAL PROCEEDINGS.
In the normal course of business, the Account may be named, from time to time, as a defendant or may be involved in various legal actions, including arbitrations, class actions and other litigation.
The Account establishes an accrual for all litigation and regulatory matters when it believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted, as appropriate, in light of additional information. The amount of loss ultimately incurred in relation to those matters may be higher or lower than the amounts accrued for those matters.
As of the date of this annual report, management of the Account does not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material effect on the Account’s business, financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S SECURITIES, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information. There is no established public trading market for securities issued by the Account. Accumulation units in the Account are sold to eligible participants at the Account’s current accumulation unit value, which is based on the value of the Account’s then current net assets and are redeemable in accordance with the terms of the participant’s contract. For the period from January 1, 2017 to December 31, 2017, the high and low accumulation unit values for the Account were $398.329 and $381.785, respectively. For the period January 1, 2016 to December 31, 2016, the high and low accumulation unit values for the Account were $381.636 and $362.267, respectively.
Holders. The approximate number of Account contract owners at December 31, 2017 was 1,045,110.
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

	Years Ended December 31,
	2017	2016	2015	2014	2013
Investment income:
Real estate income, net	$582.0	$546.4	$486.2	$457.0	$391.0
Income from real estate joint ventures and limited partnerships	214.1	161.8	140.1	148.1	104.7
Dividends and interest	80.4	58.9	57.6	47.7	45.1
Total investment income	876.5	767.1	683.9	652.8	540.8
Expenses	205.2	202.0	182.9	163.0	145.1
Investment income, net	671.3	565.1	501.0	489.8	395.7
Net realized and unrealized gains on investments and mortgage loans payable	387.1	619.8	1,145.4	1,628.4	1,060.2
Net increase in net assets resulting from operations	1,058.4	1,184.9	1,646.4	2,118.2	1,455.9
Participant transactions, net	(420.5)	759.8	884.6	802.9	916.3
TIAA redemption of Liquidity Units	—	—	—	—	(325.4)
Net increase in net assets	$637.9	$1,944.7	$2,531.0	$2,921.1	$2,046.8

	Years Ended December 31,
	2017	2016	2015	2014	2013
Total assets	$27,453.6	$26,985.2	$24,399.4	$22,408.7	$19,417.1
Total liabilities	2,511.0	2,680.5	2,039.4	2,579.7	2,509.2
Total net assets	$24,942.6	$24,304.7	$22,360.0	$19,829.0	$16,907.9
Number of per accumulation unit amounts	61.3	62.4	60.4	57.9	55.3
Net asset value, per accumulation unit	$398.329	$381.636	$362.773	$335.393	$298.872
Mortgage loans payable	$2,238.3	$2,332.1	$1,794.4	$2,373.8	$2,279.1

Quarterly Selected Financial Data
The following quarterly selected unaudited financial data for each full quarter of 2017 and 2016 are derived from the Consolidated Financial Statements of the Account for the years ended December 31, 2017 and 2016 (amounts in millions).

	2017				Year Ended December 31, 2017
	For the Three Months Ended
	March 31	June 30	September 30	December 31
Investment income, net	$139.2	$166.0	$180.6	$185.5	$671.3
Net realized and unrealized gain on investments and mortgage loans payable	135.1	32.3	86.2	133.5	387.1
Net increase in net assets resulting from operations	$274.3	$198.3	$266.8	$319.0	$1,058.4
Total return	1.13%	0.81%	1.08%	1.29%	4.37%

	2016				Year Ended December 31, 2016
	For the Three Months Ended
	March 31	June 30	September 30	December 31
Investment income, net	$121.7	$153.0	$136.5	$153.9	$565.1
Net realized and unrealized gain on investments and mortgage loans payable	302.1	144.5	25.9	147.3	619.8
Net increase in net assets resulting from operations	$423.8	$297.5	$162.4	$301.2	$1,184.9
Total return	1.89%	1.28%	0.68%	1.26%	5.20%

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
Forward-looking Statements
Some statements in this Form 10-K which are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about management’s expectations, beliefs, intentions or strategies for the future, include the assumptions and beliefs underlying these forward-looking statements, and are based on current expectations, estimates and projections about the real estate industry, domestic and global economic conditions, including conditions in the credit and capital markets, the sectors, and markets in which the Account invests and operates, and the transactions described in this Form 10-K. While management believes the assumptions underlying its forward-looking statements and information to be reasonable, such information may be subject to uncertainties and may involve certain risks which may be difficult to predict and are beyond management’s control. These risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement. These risks and uncertainties include, but are not limited to, the following:

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

•
Borrowing. Risks associated with financing the Account’s properties, including the risk of default on loans secured by the Account’s properties (which could lead to foreclosure), the risk of default under unsecured line of credit or credit facilities underwritten by third-party lenders, the risk associated with high loan-to-value ratios on the Account’s properties (including the fact that the Account may have limited, or no net value in such a property), the risk that significant sums of cash could be required to make principal and interest payments on the loans and the risk that the Account may not have the ability to obtain financing or refinancing on favorable terms (or at all), which may be aggravated by general disruptions in credit and capital markets;

•
Participant Transactions and Cash Management. Investment risk associated with participant transactions, in particular that (i) significant net participant transfers out of the Account may impair our ability to pursue or consummate new investment opportunities that are otherwise attractive to the Account and/ or may result in sales of real estate-related assets to generate liquidity, (ii) significant net participant transfers into the Account may result, on a temporary basis, in our cash holdings and/or holdings in liquid non-real estate-related investments exceeding our long-term targeted holding levels and (iii) high levels of cash and liquid non-real estate-related investments in the Account during times of appreciating real estate values can impair the Account’s overall return;

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

•
Foreign Investments. The risks associated with purchasing, owning and disposing foreign investments (primarily foreign real estate properties, foreign real estate loans, and foreign mezzanine and other debt), including political risk, the risk associated with foreign currency fluctuations (whether hedged or not), regulatory and taxation risks and risks of enforcing judgments;

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

•
Interest rate volatility risk—Risk that interest rate volatility may affect the Account’s current income from an investment or the pricing of that investment. In general, changing interest rates could have unpredictable effects on the markets and may expose markets to heightened volatility; and

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
Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the year or quarter ended December 31, 2017 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

2017 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook
The U.S. economy was resilient during 2017, despite political uncertainty and several major natural disasters. According to the “advance estimate” from the Bureau of Economic Analysis (“BEA”), U.S. Gross Domestic Product (“GDP”) growth moderated slightly to 2.6% in the fourth quarter from 3.2% in the third quarter. Consumer spending made the largest contribution, but growth was also supported by business investment, particularly on equipment, the housing market, and government spending. The trade deficit and weak inventories brought down growth. Despite the moderation in fourth quarter growth, the current three-quarter stretch for GDP growth was the strongest in three years. For all of 2017, GDP increased at a 2.3% annual rate compared to 1.5% in 2016. The U.S. labor market also continued to expand during 2017, and is at or near full employment, a term used to indicate a labor market operating with little to no slack. Bureau of Labor Statistics data indicate that fourth quarter job growth totaled 647,000 as compared to 425,000 during the third quarter. For the year, 2.2 million jobs were added, generally consistent with 2.3 million in 2016. The unemployment rate ended the fourth quarter at 4.1%, down from 4.7% at the end of 2016 and has not been this low since late 2000.
Economic Indicators*

	2017	1Q 2017	2Q 2017	3Q 2017	4Q 2017	Forecast
						2018	2019
Economy(1)
Gross Domestic Product ("GDP")	2.3%	1.2%	3.1%	3.2%	2.6%	2.7%	2.4%
Employment Growth (Thousands)	2,173	532	569	425	647	1,986	1,644
Unemployment Rate	4.4%	4.5%	4.3%	4.2%	4.1%	3.9%	3.8%
Interest Rates(2)
10 Year Treasury	2.3%	2.4%	2.3%	2.2%	2.4%	2.7%	3.2%
Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts, and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while average annual values represent a twelve-month average.

(2)	The Treasury rates are an average over the stated time period.
The Federal Open Market Committee (“FOMC”) voted in December to raise the federal funds rate to a range of 1.25%-1.50%, based on growing optimism regarding economic growth and employment. The labor market has continued to strengthen and economic activity is rising at a solid rate. Despite hurricane-related fluctuations, job gains have been solid, and the unemployment rate has continued to decline. Household spending has been expanding at a moderate rate, and growth in business fixed investment has picked up in recent quarters. The increase marked the third 25 basis-point increase of 2017 and fifth hike since December 2015. Following the December 2017 increase, FOMC chairperson Janet Yellen noted that tax reform could potentially drive an increase in GDP growth.
Economic conditions suggest a continued positive foundation for real estate performance in 2018. However, uncertainty surrounding the economic and political outlook has increased. Interest rates have been increasing, and the Federal Reserve may be prompted to respond more aggressively with future increases than previously anticipated if recently enacted fiscal policy proves to be inflationary. Yields on U.S. Treasuries rose from under 2.00% to 2.60% as of early 2018 due to expectations of stronger economic growth and higher inflation over the longer term. Additionally, significant changes to the tax law, government spending, and the regulatory environment could generate near-term economic benefits, while others, such as restrictive trade and immigration policies, could have negative economic impacts over the longer term.
Economists’ expectations for the U.S. economy have not changed materially as of early 2018. Macroeconomic imbalances that have characterized previous downturns do not appear evident, despite the mature phase of the expansion, which is now entering its ninth year. Consequently, the January 2018 Blue Chip Economic Indicators publication puts the odds of a 2018 recession at 16%, down from 18% a year ago. Blue Chip economists expect a modest near-term boost to GDP in 2018 and 2019 to 2.7% and 2.4%, respectively, as compared to the 2.3% annual rate for 2017. Contributing factors include cuts in corporate and personal income tax rates which could spur stronger business and consumer spending and increased potential government spending on infrastructure. Employment growth is expected to remain steady in 2018, due to a tight labor market and shrinking numbers of skilled workers. Continued GDP and employment growth of this magnitude would support ongoing improvement in commercial real estate market conditions.
Real Estate Market Conditions and Outlook
Commercial real estate transaction activity remained healthy, but less active than during 2016. Real Capital Analytics reported that sales of office, industrial, retail, multi-family and other commercial properties totaled $122.3 billion in the fourth quarter of 2017, down 13% from fourth quarter 2016. For all of 2017, transaction volume totaled $463.9 billion; down 7% from 2016 levels. The Green Street Advisors’ Commercial Property Price Index (“CPPI”) has been relatively flat throughout 2017, with a less than 1% decline in 2017 as compared to 2016. Reflecting changes in consumer spending and growth of e-commerce, the industrial and regional mall CPPI had the largest swings of 9% and -11%, respectively, over the past 12 months.
The NAREIT All Equity REIT index registered its fourth consecutive quarterly increase during the fourth quarter when the index increased 2.48%, as compared to a 1.11% increase during the third quarter. For the year, the NAREIT All Equity REIT index posted an 8.67% gain, essentially the same as 2016. For the quarter ending December 31, 2017, the NCREIF Fund Index Open-End Diversified Core Equity (“NFI-ODCE”) Equal Weight total return, net of fees increased considerably to 1.94% compared to third quarter’s 1.68% total return. For the year, the NFI-ODCE Equal Weight total return, net of fees was 6.92% The NFI-ODCE is a fund-level return index which includes property investments at ownership share, cash balances, and leverage. The Account’s real estate assets generated a 1.70% total return during the fourth quarter. Total returns were positive for the 31st consecutive quarter, but at this stage in the cycle, income is the primary driver of returns.

Data for the Account’s top five markets in terms of market value as of December 31, 2017 are provided below. These five markets represent 46.1% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 92.0% leased. Occupancy for properties in the Account’s Washington D.C. market is the weakest of the top five, reflective of elevated vacancy at two of the Account’s assets. Recently signed leases will increase future occupancy at these assets.

Top 5 Metro Areas by Fair Value	Account % Leased Fair Value Weighted*	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio**	Metro Area Fair Value as a % of Total Investments**
New York-Jersey City-White Plains, NY-NJ	93.4%	16	12.9%	10.3%
Washington-Arlington-Alexandria, DC-VA-MD-WV	85.9%	13	11.2%	8.9%
Los Angeles-Long Beach-Glendale, CA	89.9%	12	8.8%	7.0%
Boston, MA	91.7%	5	6.9%	5.5%
San Francisco-Redwood City-South San Francisco, CA	89.7%	8	6.3%	5.0%
*Weighted by fair value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair value of the Account’s monetary investments in those markets.
**Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.
Office
CB Richard Ellis Econometric Advisors (“CBRE-EA”) reported that the national office vacancy rate rose to 13.0% during the fourth quarter. The change in vacancy reflects a 10 basis-point increase from the third quarter as well as from the end of year 2016 rate of 12.9%. The increase represents the first year-over-year increase since 2010. Conditions varied across markets, but CBRE-EA data indicate that on a national basis, rents increased 1.8% in 2017, as compared to 1.3% growth in 2016. Demand for office space is driven by employment trends in office-using sectors such as finance and professional & business services. In the fourth quarter, job growth remained steady in both. The financial services sector added 21,000 jobs during the fourth quarter as compared to 33,000 in the third quarter while the professional and business services sector increased by 115,000 jobs during the fourth quarter compared to 120,000 in the third quarter. The financial services and professional and business services sectors added 134,000 and 527,000 jobs, respectively. For comparison, those same sectors added 176,000 and 534,000 jobs, respectively for 2016. Supply has increased from its post-recession lows, but continued projected steady employment growth bodes well for office market conditions in most major metropolitan areas in 2018.
The CBRE-EA reported market vacancy rates in the Account’s top five office markets remained steady during the fourth quarter of 2017, except in San Francisco where increasing supply caused vacancy rates to increase. Market vacancy rates in Washington, DC are elevated despite office-using employment growing at a favorable rate in the metro division. The smaller federal government footprint, along with a swollen pipeline of new supply has contributed to higher vacancy levels in the office market compared to other markets. The vacancy rate for the Account’s office portfolio improved to 14.1% during fourth quarter as compared to 15.1% in the third quarter. The average vacancy rate of the Account’s properties in Boston, Washington D.C., New York, and Seattle are above their respective market averages. Vacancy in the New York market remains high, and can be partially attributed to an industrial building that is being repositioned for office use.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2017 Q4	2017 Q3	2017 Q4	2017 Q3
Account / Nation			14.1%	15.1%	13.0%	12.9%
Boston, MA	$1,459.5	5.4%	11.0%	10.9%	9.8%	9.8%
Washington-Arlington-Alexandria, DC-VA-MD-WV	1,450.2	5.3%	16.5%	16.5%	15.3%	15.4%
San Francisco-Redwood City-South San Francisco, CA	1,140.5	4.2%	7.5%	8.3%	7.8%	7.1%
New York-Jersey City-White Plains, NY-NJ	1,123.7	4.1%	22.1%	22.5%	9.4%	9.4%
Seattle-Bellevue-Everett, WA	977.7	3.6%	8.2%	8.2%	7.6%	7.8%

*	Source: CBRE-EA.
Market vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the square foot-weighted percentage of un-leased space.
Industrial
The industrial sector remains solid and continues to expand supported by thirty consecutive quarters of positive net absorption. Industrial market conditions benefit from economic growth, which includes industrial production, international trade flows, and consumer spending. The appreciation of the dollar continued to weigh on export activity, but the decline in exports has been partially offset by growth in imports, which are a key driver of warehouse demand. Strong consumer spending has also had a positive impact on the industrial market, particularly in the e-commerce space, which has supported strong demand for warehouse space in many markets. Economic conditions and the increasing demand for warehouse space is reflected in the national industrial availability rate of 7.4% for 2017, the lowest rate since 2001. Construction has increased in response to historically low availability rates, but is concentrated in relatively few markets and often with a tenant lined up. National rent growth remained strong at 5.0% in 2017 as compared to 5.1% in 2016. With supply beginning to increase, the industrial market may be approaching a plateau; vacancy improvements are likely to become more modest, and near-term rent growth expectations more tempered.
Market availability rates as reported by CBRE-EA were near or below the national average in four of the Account’s top five industrial markets. As shown in the following table, the average vacancy rate of the Account’s industrial properties decreased during the fourth quarter to 7.6%, from 9.7% during the third quarter. The assets in the Los Angeles market saw a decrease in vacancy from the third quarter; however, vacancy sits 1.3% above the market average and is attributed to the timing of lease expirations. In the Tacoma-Lakewood market, vacancy decreased to 1.7% due to the recent signing of a number of small leases.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2017 Q4	2017 Q3	2017 Q4	2017 Q3
Account / Nation			7.6%	9.7%	7.4%	7.4%
Riverside-San Bernardino-Ontario, CA	$783.6	2.9%	0.0%	0.0%	6.5%	6.2%
Los Angeles-Long Beach-Glendale, CA	327.8	1.2%	5.7%	9.0%	4.4%	4.2%
New York-Jersey City-White Plains, NY-NJ	309.1	1.1%	2.4%	2.4%	6.9%	6.6%
Tacoma-Lakewood, WA	307.7	1.1%	1.7%	7.3%	4.7%	4.7%
Dallas-Plano-Irving, TX	266.5	1.0%	4.7%	4.7%	7.9%	7.6%

*	Source: CBRE-EA.
Market availability is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of un-leased space.
CBRE-EA considers Tacoma part of the Seattle industrial market. Market availability rates reflect the Seattle total.

Multi-Family
Apartment demand is generated from a combination of economic, demographic and socio-economic factors including job growth, household formations, and trends in the U.S. homeownership rate. Of the four main property types, the apartment market is the furthest along in its real estate cycle. The national apartment vacancy rate increased for the seventh consecutive quarter on a year-over-year basis and is now 4.9%, up slightly from 4.8% during fourth quarter 2016. At this point in the cycle, softening market conditions are not unexpected as rent growth decreased to -0.3% for 2017 as compared to 1.6% in 2016. A few major markets such as Boston, Chicago, Houston, and New York had negative rent growth for the year, which brought down the overall national average. With completions finally peaking, CBRE-EA expects that the apartment market will generally stabilize, with demand supported by increasing household formation and steady job growth.
The vacancy rate of the Account’s multi-family properties increased to average 6.5% in the fourth quarter of 2017 as compared with 6.4% in the third quarter. As shown in the following table, the average vacancy rate of the Account’s properties declined in three of its five top markets. New York’s increases in vacancy are primarily reflective of seasonal leasing patterns. Vacancy rates in Denver, Washington D.C., Los Angeles, and Fort Lauderdale can be attributed to the high amount of higher end product competing directly with the Account’s assets that have yet to be absorbed.

			Account Units Weighted Average Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2017 Q4	2017 Q3	2017 Q4	2017 Q3
Account / Nation			6.5%	6.4%	4.9%	4.6%
New York-Jersey City-White Plains, NY-NJ	$859.5	3.2%	4.4%	3.1%	5.0%	3.3%
Washington-Arlington-Alexandria, DC-VA-MD-WV	806.0	3.0%	9.5%	8.2%	5.0%	4.7%
Los Angeles-Long Beach-Glendale, CA	559.7	2.1%	5.6%	6.2%	4.1%	3.8%
Denver-Aurora-Lakewood, CO	329.7	1.2%	5.8%	7.7%	5.6%	4.9%
Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	295.7	1.1%	8.1%	8.3%	5.7%	5.8%

*	Source: CBRE-EA.
Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units.
Retail
Retail sales are driven by economic, demographic, and socio-economic factors. Overall, preliminary data from the U.S. Census Bureau indicated that retail sales excluding motor vehicles and parts has increased 5.7% in 2017 from 2016. The most recent quarter saw a 2.6% increase over third quarter 2017 sales. Sales growth during the fourth quarter was led by rising gasoline prices and the non-store retail segment, which suggests that e-commerce was likely a significant contributor.
Retailers have been increasingly challenged by shifting demographic and shopping trends. Negative news headlines continue to generalize about the entire retail industry rather than its most vulnerable segments. As online retail sales continue to push weak retailers out of business, surviving retailers are adjusting to consumer habits and are altering their stores to foster e-commerce and emphasize the customer experience. Additionally, landlords have begun adding new tenants and re-purposing their retail centers by adding medical offices, health clubs, gourmet grocery stores, and public spaces with regular community events. Management believes that the end result will be a set of financially healthier retailers and shopping centers that offer customers more compelling products and curated experiences. Ultimately, e-commerce will make retailers more efficient, but it will require substantial investment to create a seamless, interactive in-store experience that resonates with consumers.
The Account’s retail properties are high-quality assets that are well-leased and strategically-positioned in strong markets. The national availability rate remained essentially unchanged at 9.6% in the fourth quarter, but saw an increase from 9.0% in 2016. Favorable labor market conditions and rising wage growth bode well for consumer spending in 2018. The vacancy rate for the Account’s retail portfolio increased to 4.7% for the fourth quarter from 4.0% during the third quarter; however, vacancy rates in individual markets are substantially lower than their respective market rates.
Outlook
The economic expansion is now entering its ninth year, making it one of the longest in U.S. history. The labor market remains healthy and growing. The unemployment rate has fallen to its lowest level in 17 years and the consensus predicts its average this year will drop to the lowest level in almost five decades. With the labor market at full employment, wage growth has begun to pick up resulting in a rise of consumer confidence. Consumer spending remains healthy, holiday spending was the best in years, and consumer confidence stands at or near record levels. Export growth has accelerated from last year, helped by a weaker dollar and improved growth abroad. As demand from consumers and businesses has improved, growth in industrial production has accelerated and is now growing at its fastest pace in several years. Adding to the increased optimism was the passage of tax reform legislation in December 2017, with cuts in individual and corporate tax rates. Consequently, the U.S. economy appears well-positioned for continued growth.
Leading indicators of US commercial real estate performance, including labor market conditions, property market fundamentals, credit availability, and investor risk appetites remain steady. The FOMC raised the federal funds rate for the third time in 2017 and the fifth time in the last decade and indicated the potential for three or four similar quarter-point hikes in 2018. The recent increase in the ten-year Treasury likely limits the potential for additional returns from appreciation. Income growth will be the primary driver of returns. The outlook for real estate fundamentals in the coming year are promising given expected GDP and employment growth and the supply/demand balance in most markets.
Commercial real estate property markets are generally well-balanced nationally and a short-lived financial shock would likely be well tolerated. Economists expect GDP growth approaching 2.7% in 2018, 2.4% for 2019 and for the unemployment rate to drop further from the year-ending rate of 4.4%. Interest rates will rise, but should remain historically low and inflation is still below the FOMC’s target rate. Consequently, real estate market conditions should remain healthy in 2018 if domestic economic conditions approximate economists' expectations.
Account Overview and Outlook
In 2018, management intends to continue its focus on property management and leasing at its existing assets, while carefully evaluating acquisitions in selected property types in target markets. To supplement the Account’s high quality portfolio of core properties in prime locations with strong occupancy histories, management will also evaluate opportunities to purchase assets where value can be enhanced by repositioning. Management will continue to evaluate opportunities to invest in commercial mortgage debt including conventional commercial mortgage loans, participating mortgage loans, secured mezzanine loans and commercial mortgage-backed securities.
A portion of the Account’s liquid investments is held in publicly traded REITs. The Account’s portfolio consists of REIT stocks intended to approximate the NAREIT All Equity REIT index, thereby providing the Account with exposure to a diverse mix of property types and geographic markets. REITs provide liquidity and exposure to real estate, albeit with added volatility as compared to direct investments in commercial real estate property. Management will continue to monitor REIT valuation compared to direct property in order to manage the REIT allocation.
Management intends to continue to monitor the Account’s cash position to maintain adequate liquidity in order to fund participant payments, for operating expenses, capital expenditures for existing properties, and for additional investments. In addition to active investment activities, management will carefully evaluate opportunities to place commercial mortgage debt on select properties and refinance existing debt on assets at lower interest rates in order to further reduce the Account’s overall weighted cost of capital. Management believes that a disciplined investment strategy in the current economic and real estate market environment will position the Account for favorable long term performance.

INVESTMENTS
As of December 31, 2017, the Account had total net assets of $24.9 billion, a 2.6% increase from December 31, 2016. The increase in the Account’s net assets was primarily due to net investment income and net appreciation in value of the Account’s investments, partially offset by net participant outflows.
As of December 31, 2017, the Account owned a total of 138 real estate investments (110 of which were wholly-owned, 28 of which were held in joint ventures). The real estate portfolio included 39 office investments (including 13 held in joint ventures), 35 industrial investments (including one held in a joint venture), 38 apartment investments (including one held in a joint venture), 22 retail investments (including ten held in joint ventures), two storage facilities that are joint venture investments, one joint venture interest in land held for future development and one leasehold interest encumbered by a ground lease. Of the real estate investments, 33 are subject to debt (including 14 joint venture investments).
The outstanding principal on mortgage loans payable on the Account’s wholly-owned real estate portfolio as of December 31, 2017 was $2.2 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $2.4 billion, which is netted against the underlying properties when determining the joint venture investments fair value presented on the Consolidated Schedules of Investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of December 31, 2017 was $4.6 billion, which represented a loan-to-value ratio of 15.5%. The Account currently has no Account-level debt.
As of December 31, 2017, the Account held 79.5% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 10.6% of total investments, real estate-related equity securities representing 4.6% of total investments, U.S. Treasury securities representing 3.7% of total investments, loans receivable representing 1.1% of total investments, and real estate limited partnerships representing 0.5% of total investments.
Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, Fashion Show Mall, located in Las Vegas, NV, represented 5.3% of total real estate investments and 4.3% of total investments. The Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes (i) have maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with the Account’s intent to diversify the Account by property type and geographic location (including reallocating the Account’s exposure to or away from certain property types in certain geographic locations), or (v) otherwise do not satisfy the investment objectives of the Account. Management, from time to time, will evaluate the need to manage liquidity in the Account as part of its analysis as to whether to undertake a particular asset sale. The Account may reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., participant withdrawals or benefit payments).

The following charts reflect the Account’s ten largest investments based on the fair values and the diversification of the Account's real estate assets by region and property type at December 31, 2017.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Fashion Show Mall	50%	Las Vegas	NV	Retail	$1,263.1	$426.9	$836.2	5.3%	4.3%
DDR	85%	Various	U.S.A.	Retail	1,219.4	596.1	623.3	5.1%	4.1%
The Florida Mall	50%	Orlando	FL	Retail	925.5	173.0	752.5	3.9%	3.1%
1001 Pennsylvania Avenue	100%	Washington	D.C.	Office	785.0	328.6	456.4	3.3%	2.7%
Colorado Center	50%	Santa Monica	CA	Office	588.6	267.9	320.7	2.5%	2.0%
Fourth and Madison	100%	Seattle	WA	Office	530.0	199.8	330.2	2.2%	1.8%
501 Boylston Street	100%	Boston	MA	Office	505.2	210.8	294.4	2.1%	1.7%
99 High Street	100%	Boston	MA	Office	502.1	—	502.1	2.1%	1.7%
425 Park Avenue	100%	New York	NY	Ground Lease	457.0	—	457.0	1.9%	1.5%
780 Third Avenue	100%	New York	NY	Office	427.0	168.7	258.3	1.8%	1.4%

(1)	The Account's share of the fair value of the property investment, gross of debt.

(2)	Debt fair values are presented at the Account's ownership interest.

(3)	The Account's share of the fair value of the property investment, net of debt.

(4)	Total real estate portfolio is the aggregate fair value of the Account's wholly-owned properties and the properties held within a joint venture, gross of debt.

(5)
Total investments are the aggregate fair value of all investments held by the Account, gross of debt. Total investments, as calculated within this table, will vary from total investments, as calculated in the Account's Schedule of Investments, as joint venture investments are presented in the Schedule of Investments at their net equity position in accordance with U.S. Generally Accepted Accounting Principals ("GAAP").

Diversification by Fair Value(1)
	West	East	South	Midwest	Total
Office	16.1%	20.2%	5.6%	—%	41.9%
Apartment	8.4%	8.0%	3.6%	0.9%	20.9%
Retail	8.1%	3.0%	7.6%	0.7%	19.4%
Industrial	7.5%	2.0%	4.1%	0.8%	14.4%
Other(2)	0.6%	2.6%	0.1%	0.1%	3.4%
Total	40.7%	35.8%	21.0%	2.5%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interests in Storage Portfolio investments, a fee interest encumbered by a ground lease real estate investment and land.
Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY
Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV
Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX
Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Property Investments Acquired in 2017 (in millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Acquisition Cost (less closing costs)	Mortgages Acquired
Wholly-Owned
One Beeman Road	100.00%	Industrial	Northborough	MA	$33.5	$—
The Bridges	100.00%	Apartments	Minneapolis	MN	60.9	—
The Knoll	100.00%	Apartments	Minneapolis	MN	32.5	17.7
803 Corday	100.00%	Apartments	Naperville	IL	92.9	—
Broward Industrial Portfolio	100.00%	Industrial	Various	FL	54.1	—
Orion on Orpington	100.00%	Apartments	Orlando	FL	42.3	—
Bridgepointe Shopping Center	100.00%	Retail	San Mateo	CA	124.1	—
Frontera Industrial Business Park	100.00%	Industrial	San Diego	CA	56.0	—
Allure at Camarillo	100.00%	Apartments	Camarillo	CA	59.7	—
Total Wholly-Owned					$556.0	$17.7
Joint Ventures
Commerce LIC	97.50%	Industrial	Long Island City	NY	$54.3	$—
DDR - Village Crossing Phase I	85.00%	Retail	Niles	IL	44.4	—
Storage Portfolio II	90.00%	Storage	Various	U.S.A.	267.5	175.0
9625 Towne Centre Drive	35.86%	Land	San Diego	CA	13.8	—
Campus Pointe 3	45.00%	Land	San Diego	CA	13.0	—
Campus Pointe 4	45.00%	Office	San Diego	CA	8.7	—
Total Joint Ventures					$401.7	$175.0
Total					$957.7	$192.7

Property Investments Sold in 2017 (in millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Sales Price (less selling expense)	Mortgages Paid
Wholly-Owned
Mazza Gallerie	100.00%	Retail	Washington	D.C.	$74.3	$—
Atlanta Industrial Portfolio(1)	100.00%	Industrial	McDonough	GA	39.1	—
Ontario Industrial Portfolio(1)	100.00%	Industrial	Various	CA	66.0	—
Rancho Cucamonga Industrial Portfolio(1)	100.00%	Industrial	Various	CA	104.8	—
The Pepper Building	100.00%	Apartments	Philadelphia	PA	51.7	—
Kierland Apartment Portfolio	100.00%	Apartments	Scottsdale	AZ	147.1	—
The Caruth	100.00%	Apartments	Dallas	TX	82.2	45.0
Total Wholly-Owned					$565.2	$45.0
Joint Ventures
DDR - McFarland Plaza(2)(3)	85.00%	Retail	Tuscaloosa	AL	$14.7	$7.4
DDR - Costco Plaza(2)(3)	85.00%	Retail	White Marsh	MD	11.0	8.9
Total Joint Ventures					$25.7	$16.3
Total					$590.9	$61.3

(1)	Partial sale of property held within this investment.

(2)	The net sales price represents the Account's interest.

(3)	Represents assets sold and mortgages paid from within the Account's DDR joint venture investment.

Results of Operations
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net Investment Income
The following table shows the results of operations for the years ended December 31, 2017 and 2016 and the dollar and percentage changes for those periods (dollars in millions).

	Years Ended December 31,		Change
	2017	2016	$	%
INVESTMENT INCOME
Real estate income, net
Rental income	$1,059.6	$1,009.0	$50.6	5.0%
Real estate property level expenses:
Operating expenses	221.2	218.1	3.1	1.4%
Real estate taxes	166.7	158.7	8.0	5.0%
Interest expense	89.7	85.8	3.9	4.5%
Total real estate property level expenses	477.6	462.6	15.0	3.2%
Real estate income, net	582.0	546.4	35.6	6.5%
Income from real estate joint ventures and limited partnerships	214.1	161.8	52.3	32.3%
Interest	54.1	26.4	27.7	104.9%
Dividends	26.3	32.5	(6.2)	(19.1)%
TOTAL INVESTMENT INCOME	876.5	767.1	109.4	14.3%
Expenses
Investment management charges	72.0	72.6	(0.6)	(0.8)%
Administrative charges	59.3	62.1	(2.8)	(4.5)%
Distribution charges	25.7	27.7	(2.0)	(7.2)%
Mortality and expense risk charges	1.2	1.2	—	—%
Liquidity guarantee charges	47.0	38.4	8.6	22.4%
TOTAL EXPENSES	205.2	202.0	3.2	1.6%
INVESTMENT INCOME, NET	$671.3	$565.1	$106.2	18.8%
N/M—Not meaningful
The table below illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the entirety of each respective year, "same property," as compared to the comparative increases or decreases associated with the acquisition and disposition of properties throughout each respective year.

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%
Same Property	$971.1	$947.1	$24.0	2.5%	$201.1	$199.5	$1.6	0.8%	$151.7	$147.3	$4.4	3.0%
Properties Acquired	70.3	21.6	48.7	N/M	15.0	5.4	9.6	N/M	12.5	6.0	6.5	N/M
Properties Sold	18.2	40.3	(22.1)	N/M	5.1	13.2	(8.1)	N/M	2.5	5.4	(2.9)	N/M
Impact of Properties Acquired/Sold	88.5	61.9	26.6	N/M	20.1	18.6	1.5	N/M	15.0	11.4	3.6	N/M
Total Property Portfolio	$1,059.6	$1,009.0	$50.6	5.0%	$221.2	$218.1	$3.1	1.4%	$166.7	$158.7	$8.0	5.0%

Rental Income:
Rental income increased $50.6 million, or 5.0%, as a result of net acquisition activity and an increase in income generated by wholly-owned properties held for the duration of the last two years. The rise in same property income was driven by rising market rents and improving occupancy across most properties within the Account. The strongest increases were concentrated along the West Coast, within the apartment and industrial sectors.
Operating Expenses:
Operating expenses increased $3.1 million, or 1.4%, as a result of a modest increase in same property operating expenses paired with the impact of net acquisition activity. Of the $1.6 million same property increase, no single property type had a significant impact to the increase.
Real Estate Taxes:
Real estate taxes increased $8.0 million, or 5.0%, as a result of rising property tax assessments for properties held throughout 2017 and 2016, combined with the impact of net acquisition activity. The most significant property tax increases have been concentrated in the Boston and New York metro areas, primarily within the office sector.
Interest Expense:
Interest expense increased $3.9 million, or 4.5%, primarily due to higher average outstanding principal balances on mortgage loans payable.
Income from Real Estate Joint Ventures and Limited Partnerships:
Income from real estate joint ventures and limited partnerships increased $52.3 million, or 32.3%, related to net acquisition activity, primarily the acquisition of Fashion Show, which was acquired during the third quarter of 2016.
Interest and Dividend Income:
Interest income increased as a result of the Account’s higher average investment in loans receivable held throughout each respective year, while dividend income decreased proportionately with the Account's average REIT holdings.
Expenses:
Investment management, administrative and distribution charges are costs charged to the Account associated with managing the Account. Investment advisory charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets.  These expenses decreased $5.4 million, or 3.3%, from the prior year primarily as result of general cost measures.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually; the current rates are effective May 1, 2017 through April 30, 2018, and are charged at a fixed rate based on the Account’s net assets. These expenses increased $8.6 million or 22.4% as a direct result of the increase in overall net assets of the Account from the previous year.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable
The following table shows the net realized and unrealized gains (losses) on investments and mortgage loans payable for the years ended December 31, 2017 and 2016 and the dollar and percentage changes for those periods (dollars in millions).

	Years Ended December 31,		Change
	2017	2016	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$42.0	$(6.2)	$48.2	N/M
Real estate joint ventures and limited partnerships	(21.9)	0.6	(22.5)	N/M
Marketable securities	17.6	25.6	(8.0)	(31.3)%
Total realized gain on investments:	37.7	20.0	17.7	88.5%
Net change in unrealized appreciation on:
Real estate properties	135.5	317.5	(182.0)	(57.3)%
Real estate joint ventures and limited partnerships	146.8	236.9	(90.1)	(38.0)%
Marketable securities	50.0	30.0	20.0	66.7%
Loans receivable	1.2	0.3	0.9	N/M
Mortgage loans payable	15.9	15.1	0.8	5.3%
Net change in unrealized appreciation on investments and mortgage loans payable	349.4	599.8	(250.4)	(41.7)%
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$387.1	$619.8	$(232.7)	(37.5)%
N/M—Not meaningful
Real Estate Properties, Joint Ventures and Limited Partnerships:
Net realized gains in the Account are primarily due to the sale of wholly-owned real estate property investments and marketable securities. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $177.5 million during 2017, compared to $311.3 million of net realized and unrealized gains during 2016. Appreciation slowed during 2017 but appreciation continued across most asset sectors held by the Account, primarily in the Industrial sector. Appreciation was most significant in the Western region of the country, primarily due to strong tenant demand for industrial space in California.
Real Estate Joint Ventures and Limited Partnerships:
Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $124.9 million during 2017, compared to net realized and unrealized gains of $237.5 million during 2016. While the rate of appreciation slowed during 2017, the Account continues to see continued appreciation across most asset sectors of the Account's joint venture portfolio. The strongest appreciation during 2017 was among the Account's office investments in the Western region. Conversely, appreciation from joint venture regional malls in the Southern region was especially strong in 2016, flattening during 2017, due to moderating market conditions.
Marketable Securities:
The Account’s marketable securities positions experienced net realized and unrealized gains of $67.6 million for the year ended December 31, 2017, compared to $55.6 million for 2016. The performance of the Account’s REIT portfolio was in line with the FTSE NAREIT All Equity REITs Index during the year-long period. The Account's real estate-related equity securities appreciated in line with the index. Additionally, as of December 31, 2017, the Account held $3.9 billion of investments in government agency notes and U.S. Treasury securities, which had nominal changes due to the short-term nature of these investments.

Mortgage Loans Payable:
Mortgage loans payable experienced unrealized gains of $15.9 million during 2017 compared to unrealized gains of $15.1 million during 2016. The unrealized gains in both periods were consistent with the directional movement of U.S. Treasury rates.
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
Mortality and expense risk and liquidity guarantee charges are contractual charges to the Account from TIAA for TIAA’s assumption of these risks. The rate for these charges generally is established annually; the current rate is effective May 1, 2016 through April 30, 2017, and is charged based on the Account’s net assets.

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
Liquidity and Capital Resources
As of December 31, 2017 and 2016, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $3.9 billion and $4.1 billion, respectively (15.6% and 16.7% of the Account’s net assets at such dates, respectively).
Participant Flows: Year Ended December 31, 2017 compared to Year Ended December 31, 2016
During the years ended December 31, 2017 and 2016, the Account had $420.5 million of net outflows and $759.8 million of net inflows from participants, respectively.
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
Net Income and Marketable Securities
Net investment income continues to be an additional source of liquidity for the Account. Net investment income was $671.3 million for the year ended December 31, 2017 as compared to $565.1 million during 2016. Total net investment income increased as described more fully in the Results of Operations section.
As of December 31, 2017, cash and cash equivalents, along with real estate-related and non-real estate-related marketable securities comprised 20.6% of the Account’s net assets. The Account’s real estate-related marketable securities primarily consist of publicly traded REITs. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., participant withdrawals or benefit payments).
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
The Account is authorized to borrow money in accordance with its investment guidelines. Under the Account’s current investment guidelines, the Account’s loan-to-value ratio (as described below) is to be maintained at or below 30%. Such incurrences of debt from time to time may include:

•	placing new debt on properties;

•	refinancing outstanding debt;

•	assuming debt on acquired properties or interests in the Account’s properties;

•	extending the maturity date of outstanding debt; and/or

•	an unsecured line of credit or credit facility.
In calculating this limit, only the Account’s actual percentage interest in any borrowings is included, and not that percentage interest held by any joint venture partner. Further, the Account may only borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of the costs incurred in developing a property. At the time the Account (or a joint venture in which the Account is a partner) enters into a revolving line of credit, for the purpose of calculating the loan-to-value ratio, management includes only amounts outstanding when calculating outstanding indebtedness.
As of December 31, 2017, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan-to-value ratio”) was 15.5%. The Account intends to maintain its loan-to-value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s net equity interest in joint ventures), with no reduction associated with any indebtedness on such assets.

As of December 31, 2017, there are no mortgage obligations secured by real estate investments wholly-owned by the Account maturing within the next twelve months. The Account currently has sufficient liquidity in the form of cash and cash equivalents and short term securities to meet its current mortgage obligations.
In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan-to-value ratio.
Recent Transactions
The following describes property transactions by the Account during the fourth quarter of 2017. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease.
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price (1)
Bridgepointe Shopping Center	11/10/2017	100.00%	Retail	San Mateo, CA	$124.1
Frontera Industrial Business Park	11/16/2017	100.00%	Industrial	San Diego, CA	56.0
Allure at Camarillo	11/30/2017	100.00%	Apartments	Camarillo, CA	59.7
Storage Portfolio II (2)(3)	11/30/2017	90.00%	Storage	Various, U.S.A.	267.5
9625 Towne Centre Drive	12/19/2017	35.86%	Land	San Diego, CA	13.8
Campus Pointe 3	12/19/2017	45.00%	Land	San Diego, CA	13.0
Campus Pointe 4	12/28/2017	45.00%	Office	San Diego, CA	8.7

(1)	The net purchase price represents the purchase price, less closing costs.

(2)	The Account purchased 36 storage properties located in various locations throughout the U.S.

(3)	Concurrent with the purchase of this property, the Account acquired a $175.0 million mortgage loan (the Account's share), as further discussed in the Financings section.
Sales

Property Name	Sales Date	Ownership Percentage	Sector	Location	Net Sales Price (1)	Realized Gain (Loss) on Sale(2)
Kierland Apartment Portfolio	10/27/2017	100.00%	Apartments	Scottsdale, AZ	$147.1	$(27.2)
The Caruth (3)	11/13/2017	100.00%	Apartments	Dallas, TX	82.2	10.8
DDR - Costco Plaza (4)	12/21/2017	85.00%	Retail	White Marsh, MD	11.0	(12.3)

(1)	The net sales price represents the sales price, less selling expenses.

(2)	Majority of the realized gain/loss has been previously recognized as unrealized gains/losses in the Account's Consolidated Statements of Operations.

(3)	Concurrent with the sale of this property, the Purchaser assumed $45.0 million in outstanding mortgage debt, as shown in the Financings section.

(4)	Concurrent with the sale of this property, the Account extinguished $8.9 million in outstanding mortgage debt, as shown in the Financings section.
Financings

Property Name	Financing Date	Ownership Percentage	Sector	Location	Financing Amount(1)
The Caruth	11/13/2017	100.00%	Apartments	Dallas, TX	$(45.0)
Storage Portfolio II (2)	11/30/2017	90.00%	Storage	Various, U.S.A.	175.0
DDR - Costco Plaza	12/21/2017	85.00%	Retail	White Marsh, MD	(8.9)

(1)
Positive values represent new mortgage loans incurred during the period (or mortgage loans assumed by the Account through property acquisition). Negative values represent mortgage loan payoffs (or mortgage loans assigned to a buyer upon disposition).

(2)	This loan has an interest rate of 4.175%, and matures on December 1, 2027.

Contractual Obligations(1)
The following table sets forth a summary regarding the Account’s known contractual obligations, including required interest payments for those items that are interest bearing, as of December 31, 2017 (amounts in millions):

	Amounts Due During Years Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Mortgage Loans Payable:
Principal Payments	$13.7	$107.2	$171.7	$125.0	$335.7	$1,485.3	$2,238.6
Interest Payments(2)	86.7	85.4	80.3	71.5	62.3	150.7	536.9
Total Mortgage Loans Payable	$100.4	$192.6	$252.0	$196.5	$398.0	$1,636.0	$2,775.5
Other Commitments(3)	32.0	—	—	—	—	—	32.0
Tenant improvements(4)	47.6	—	—	—	—	—	47.6
Total Contractual Obligations	$180.0	$192.6	$252.0	$196.5	$398.0	$1,636.0	$2,855.1

(1)	The contractual obligations do not include payments on debt held in joint ventures, which are the obligation of the individual joint venture entities.

(2)	These amounts represent interest payments due on mortgage loans payable based on the stated rates at December 31, 2017.

(3)	This includes the Account’s commitment to purchase interest in its limited partnerships, which could be called by the partner at any time.

(4)	This amount represents tenant improvements and leasing inducements committed by the Account as of December 31, 2017.

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
Critical Accounting Policies
Management’s discussion and analysis of the Account’s financial condition and results of operations is based on the Account’s consolidated financial statements, which have been prepared by management in accordance with GAAP. The preparation of the Account’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the financial statements and disclosures. Some of these estimates and assumptions require application of difficult, subjective, and/or complex judgments about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management evaluates its estimates and assumptions on an ongoing basis. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities of the Account that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Valuation of Loans Receivable (i.e., the Account as a creditor)—Loans receivable are stated at fair value and are initially valued at the face amount of the loan funding. Subsequently, loans receivable are valued at least quarterly by TIAA’s internal valuation department based on market factors, such as market interest rates and spreads for comparable loans, the liquidity for loans of similar characteristics, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral) and the credit quality of the counterparty. The independent fiduciary reviews and approves all loan receivable valuations adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each loan receivable to calculate the Account’s daily net asset value until the next valuation review. Loan origination costs are expensed as incurred.
Valuation of Mortgage Loans Payable (i.e., the Account as a debtor)—Loans payable are stated at fair value. The estimated fair value of loans payable are based on the amount at which the liability could be transferred to a third party exclusive of transaction costs. Loans payable are valued internally by TIAA’s internal appraisal department and reviewed by the Account’s independent fiduciary, at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the liquidity for loans of similar characteristics, the maturity date of the loan, the return demands of the market.
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
The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. The Act changes existing United States tax law and includes numerous provisions that will affect businesses. The Act reduces the U.S. corporate tax rate from 35% to 21%, includes several base broadening provisions, as well as, reform to the U.S. international tax system.
The Act does not result in any material impact to the Account.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Account’s real estate holdings, including real estate joint ventures, limited partnerships and loans receivable, which, as of December 31, 2017, represented 81.1% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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
As of December 31, 2017, 18.9% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., government agency notes) and REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in Critical Accounting Policies section above and in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.
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
The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the accompanying consolidated financial statements for the years ended December 31, 2017, 2016 and 2015. The independent auditors report expresses an independent opinion on the fairness of presentation of the Account’s consolidated financial statements.
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

March 15, 2018	/s/ Carol W. Deckbar
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

James R. Chambers, Audit Committee Chair
Jeffrey R. Brown, Audit Committee Member
Lisa W. Hess, Audit Committee Member
Lawrence H. Linden, Audit Committee Member
Maureen O’Hara, Audit Committee Member
Donald K. Peterson, Audit Committee Member
Dorothy K. Robinson, Audit Committee Member

March 15, 2018

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	December 31,
	2017		2016
ASSETS
Investments, at fair value:
Real estate properties (cost: $12,972.5 and $12,818.1)	$15,742.7		$15,452.8
Real estate joint ventures and limited partnerships (cost: $4,675.3 and $4,530.4)	6,003.0		5,759.9
Marketable securities:
Real estate related (cost: $991.0 and $883.9)	1,238.0	(1)	1,081.5	(1)
Other (cost: $3,888.1 and $4,054.0)	3,887.5		4,053.8
Loans receivable (cost: $296.7 and $294.8)	298.8		295.7
Total investments (cost: $22,823.6 and $22,581.2)	27,170.0		26,643.7
Cash and cash equivalents	11.7		3.0
Due from investment manager	1.0		5.9
Other	270.9	(2)	332.6	(2)
TOTAL ASSETS	27,453.6		26,985.2
LIABILITIES
Mortgage loans payable, at fair value
(principal outstanding: $2,238.6 and $2,316.5)	2,238.3		2,332.1
Accrued real estate property expenses	199.1		202.2
Payable for collateral for securities loaned	18.5		93.0
Other	55.1		53.2
TOTAL LIABILITIES	2,511.0		2,680.5
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	24,430.8		23,813.5
Annuity Fund	511.8		491.2
TOTAL NET ASSETS	$24,942.6		$24,304.7
NUMBER OF ACCUMULATION UNITS OUTSTANDING	61.3		62.4
NET ASSET VALUE, PER ACCUMULATION UNIT	$398.329		$381.636
(1) Includes securities loaned of $18.1 million at December 31, 2017 and $91.2 million at December 31, 2016.
(2) Includes cash collateral for securities loaned of $18.5 million at December 31, 2017 and $93.0 million at December 31, 2016.

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2017	2016	2015
INVESTMENT INCOME
Real estate income, net
Rental income	$1,059.6	$1,009.0	$919.1
Real estate property level expenses and taxes:
Operating expenses	221.2	218.1	207.4
Real estate taxes	166.7	158.7	144.4
Interest expense	89.7	85.8	81.1
Total real estate property level expenses and taxes	477.6	462.6	432.9
Real estate income, net	582.0	546.4	486.2
Income from real estate joint ventures and limited partnerships	214.1	161.8	140.1
Interest	54.1	26.4	10.1
Dividends	26.3	32.5	47.5
TOTAL INVESTMENT INCOME	876.5	767.1	683.9
Expenses
Investment management charges	72.0	72.6	69.3
Administrative charges	59.3	62.1	56.9
Distribution charges	25.7	27.7	23.9
Mortality and expense risk charges	1.2	1.2	1.1
Liquidity guarantee charges	47.0	38.4	31.7
TOTAL EXPENSES	205.2	202.0	182.9
INVESTMENT INCOME, NET	671.3	565.1	501.0
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments
Real estate properties	42.0	(6.2)	215.4
Real estate joint ventures and limited partnerships	(21.9)	0.6	167.3
Marketable securities	17.6	25.6	235.8
Net realized gain on investments	37.7	20.0	618.5
Net change in unrealized appreciation (depreciation) on
Real estate properties	135.5	317.5	487.2
Real estate joint ventures and limited partnerships	146.8	236.9	288.6
Marketable securities	50.0	30.0	(255.1)
Loans receivable	1.2	0.3	0.6
Mortgage loans payable	15.9	15.1	5.6
Net change in unrealized appreciation on investments and mortgage loans payable	349.4	599.8	526.9
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	387.1	619.8	1,145.4
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,058.4	$1,184.9	$1,646.4

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)

	Years Ended December 31,
	2017	2016	2015
FROM OPERATIONS
Investment income, net	$671.3	$565.1	$501.0
Net realized gain on investments	37.7	20.0	618.5
Net change in unrealized appreciation on investments and mortgage loans payable	349.4	599.8	526.9
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	1,058.4	1,184.9	1,646.4
FROM PARTICIPANT TRANSACTIONS
Premiums	2,561.7	3,064.2	2,852.3
Annuity payments	(43.4)	(41.0)	(36.7)
Withdrawals and death benefits	(2,938.8)	(2,263.4)	(1,931.0)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	(420.5)	759.8	884.6
NET INCREASE IN NET ASSETS	637.9	1,944.7	2,531.0
NET ASSETS
Beginning of period	24,304.7	22,360.0	19,829.0
End of period	$24,942.6	$24,304.7	$22,360.0

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,058.4	$1,184.9	$1,646.4
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain on investments	(37.7)	(20.0)	(618.5)
Net change in unrealized appreciation on investments and mortgage loans payable	(349.4)	(599.8)	(526.9)
Purchase of real estate properties	(538.2)	(623.9)	(1,229.6)
Capital improvements on real estate properties	(130.1)	(157.2)	(167.9)
Proceeds from sale of real estate properties	525.5	251.1	442.9
Purchases of long term investments	(592.0)	(1,379.4)	(1,102.4)
Proceeds from long term investments	385.3	68.3	1,499.8
Increase in loans receivable	(1.9)	(194.8)	(100.0)
(Increase) decrease in other investments	165.9	153.6	(376.5)
Change in due to (from) investment manager	4.9	(0.2)	1.5
(Increase) decrease in other assets	61.7	(102.4)	(33.3)
Increase (decrease) in other liabilities	(72.6)	122.3	29.1
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	479.8	(1,297.5)	(535.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	—	563.5	—
Payments of mortgage loans	(50.6)	(34.7)	(373.8)
Premiums	2,561.7	3,064.2	2,852.3
Annuity payments	(43.4)	(41.0)	(36.7)
Withdrawals and death benefits	(2,938.8)	(2,263.4)	(1,931.0)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(471.1)	1,288.6	510.8
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8.7	(8.9)	(24.6)
CASH AND CASH EQUIVALENTS
Beginning of period	3.0	11.9	36.5
End of period	$11.7	$3.0	$11.9
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$89.9	$84.2	$82.7
Debt assumed as part of a real estate acquisition	$17.7	$24.0	$—
Loan assignment as part of a real estate disposition	$45.0	$—	$200.0
Conversion of note receivable	$—	$—	$100.6

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
Valuation of Loans Receivable (i.e. the Account as a creditor)—Loans receivable are stated at fair value and are initially valued at the face amount of the loan funding. Subsequently, loans receivable are valued at least quarterly by TIAA’s internal valuation department based on market factors, such as market interest rates and spreads for comparable loans, the liquidity for loans of similar characteristics, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral) and the credit quality of the counterparty. The independent fiduciary reviews and approves all loan receivable valuation adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each loan receivable to calculate the Account’s daily net asset value until the next valuation review. Loan origination costs are expensed as incurred.
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

Income from Securities Lending: The Account may lend securities to qualified borrowers to generate additional income. When loaning securities, the Account retains the benefits of owning the securities, including the economic equivalent of dividends or interest generated by the securities. Cash collateral received for securities on loan is maintained exclusively in an interest-bearing deposit account. All income generated by the securities lending program is reflected within interest income on the Account's Consolidated Statements of Operations.
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
The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. The Act changes existing United States tax law and includes numerous provisions that will affect businesses. The Act reduces the U.S. corporate tax rate from 35% to 21%, includes several base broadening provisions, as well as, reform to the US international tax system.
The Act does not result in any material impact to the Account.
Restricted Cash: The Account held $42.3 million and $45.8 million as of December 31, 2017 and 2016, respectively, in escrow accounts for property taxes, insurance, and various other property related matters as required by certain creditors related to outstanding mortgage loans payable collateralized by certain real estate investments. These amounts are recorded within Other Assets on the Account's Consolidated Statements of Assets and Liabilities. See Note 8—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.
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
New Accounting Pronouncements: In May 2014, the FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes all existing revenue recognition guidance and establishes a five-step model to measure and recognize revenue. ASU 2014-09 will be effective for fiscal years beginning after December 15, 2017, the Account will adopt ASU 2014-09 as of January 1, 2018 utilizing the modified retrospective adoption approach. The Account has completed its implementation analysis of ASU 2014-09 and determined it will be immaterially impacted by the adoption.
In January 2016, the FASB issued ASU 2016-1 Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-1”). This ASU amends, among other items, certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. These amendments are effective for public business entities for fiscal years and interim periods within those fiscal years beginning after December 15,

2017, and the Account plans to adopt the guidance as of January 1, 2018. Management has completed its initial scoping for the adoption of the ASU 2016-01 and does not expect the guidance to materially impact the Account.
In February 2016, the FASB issued ASU 2016-2 Leases (Topic 842) (“ASU 2016-2”) which will supersede Topic 840, Leases. This ASU applies to all entities that enter into a lease. Lessees will be required to report assets and liabilities that arise from leases. Lessor accounting is expected to remain unchanged except in certain circumstances. The ASU also contains certain practical expedients, which the Account plans to elect, including the practical expedient not to separate lease and non-lease components whereby both components are accounted for and recognized as lease components. In January 2018, the FASB issued a proposal for comment that would allow lessors to elect a similar practical expedient by class of underlying assets to not separate non-lease components from the lease component. The Lessor’s practical expedient election would be limited to circumstances in which (i) the timing and pattern of revenue recognition are the same for the non-lease component and the related lease component and (ii) the combined single lease component would be classified as an operating lease. If the exposed practical expedient is issued in its existing form, the Account expects to elect the practical expedient which would allow the Account the ability to combine the lease and non-lease components if the underlying asset meets the two criteria above. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including all interim periods within those fiscal years. Management has completed its initial scoping for the adoption of the ASU 2016-2 and does not expect the adoption of such guidance to materially impact the Account.
In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies how to present cash receipts and cash payments for certain activity in the Statement of Cash Flows. These amendments are effective for public business entities within those fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied using a retrospective transition method to each period presented. Management has completed its initial scoping for the adoption of the ASU 2016-15 and does not expect the adoption of such guidance to materially impact the Account. The Account plans to adopt the guidance as of January 1, 2018.
In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). The statement of cash flows should present beginning-of-period and end-of-period total amounts that include cash and restricted cash. Transfers between cash and restricted cash will no longer be presented as operating activities within the statement of cash flows. ASU 2016-18 is effective for annual financial statements issued for fiscal years beginning after December 15, 2017 and should be applied using a retrospective transition method to each period presented. Management expects that the impact of ASU 2016-18 will require modification to the presentation of restricted cash on the Account's Consolidated Statements of Cash Flows. The Account plans to adopt the guidance as of January 1, 2018.
In January 2017, the FASB issued Accounting Standard Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 provides guidance for evaluating whether a set of transferred assets and activities is a business, which may result in certain real estate acquisitions being accounted for as asset acquisitions rather than business combinations. ASU 2017-01 will be effective for fiscal years beginning after December 15, 2017, however, this guidance will not impact the Account.
In March 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in ASU 2017-05 clarify the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. ASU 2017-05 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments may be either retrospectively applied to each period presented within the financial statements or by a cumulative-effect adjustment to retained earnings or net assets as of the beginning of the fiscal year of adoption. The Account will elect the modified retrospective approach upon adoption. Management has completed its initial scoping for the adoption of the ASU 2017-05 and does not expect the guidance to materially impact the Account. The Account plans to adopt the guidance as of January 1, 2018.

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
The Account’s wholly-owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of December 31, 2017:

Diversification by Fair Value(1)
	West	East	South	Midwest	Total
Office	16.1%	20.2%	5.6%	—%	41.9%
Apartment	8.4%	8.0%	3.6%	0.9%	20.9%
Retail	8.1%	3.0%	7.6%	0.7%	19.4%
Industrial	7.5%	2.0%	4.1%	0.8%	14.4%
Other(2)	0.6%	2.6%	0.1%	0.1%	3.4%
Total	40.7%	35.8%	21.0%	2.5%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interests in Storage Portfolio investments, a fee interest encumbered by a ground lease real estate investment and land.
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

Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2090. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, are as follows (in millions):

Years Ending December 31,
2018	$592.3
2019	556.9
2020	503.6
2021	426.7
2022	354.1
Thereafter	2,764.6
Total	$5,198.2
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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); significant unobservable inputs (Level 3); and Practical Expedient (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2017
Real estate properties	$—	$—	$15,742.7	$—	$15,742.7
Real estate joint ventures	—	—	5,860.6	—	5,860.6
Limited partnerships	—	—	—	142.4	142.4
Marketable securities:
Real estate-related	1,238.0	—	—	—	1,238.0
Government agency notes	—	2,872.3	—	—	2,872.3
United States Treasury securities	—	1,015.2	—	—	1,015.2
Loans receivable	—	—	298.8	—	298.8
Total Investments at December 31, 2017	$1,238.0	$3,887.5	$21,902.1	$142.4	$27,170.0
Mortgage loans payable	$—	$—	$(2,238.3)	$—	$(2,238.3)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2016
Real estate properties	$—	$—	$15,452.8	$—	$15,452.8
Real estate joint ventures	—	—	5,622.4	—	5,622.4
Limited partnerships	—	—	—	137.5	137.5
Marketable securities:
Real estate-related	1,081.5	—	—	—	1,081.5
Government agency notes	—	2,308.9	—	—	2,308.9
United States Treasury securities	—	1,744.9	—	—	1,744.9
Loans receivable	—	—	295.7	—	295.7
Total Investments at December 31, 2016	$1,081.5	$4,053.8	$21,370.9	$137.5	$26,643.7
Mortgage loans payable	$—	$—	$(2,332.1)	$—	$(2,332.1)
The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2017 and 2016 (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2017
Beginning balance January 1, 2017	$15,452.8	$5,622.4	$295.7	$21,370.9	$(2,332.1)
Total realized and unrealized gains included in changes in net assets	177.5	123.5	1.2	302.2	15.9
Purchases(1)	682.9	419.0	1.9	1,103.8	(17.7)
Sales	(570.5)	—	—	(570.5)	—
Settlements(2)	—	(304.3)	—	(304.3)	95.6
Ending balance December 31, 2017	$15,742.7	$5,860.6	$298.8	$21,902.1	$(2,238.3)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2016
Beginning balance January 1, 2016	$14,606.2	$4,068.4	$100.6	$18,775.2	$(1,794.4)
Total realized and unrealized gains included in changes in net assets	311.3	242.8	0.3	554.4	15.1
Purchases(1)	786.4	1,313.6	194.8	2,294.8	(587.5)
Sales	(251.1)	—	—	(251.1)	—
Settlements(2)	—	(2.4)	—	(2.4)	34.7
Ending balance December 31, 2016	$15,452.8	$5,622.4	$295.7	$21,370.9	$(2,332.1)

(1)	Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable and assumption of mortgage loans payable.

(2)	Includes operating income for real estate joint ventures, net of distributions, and principal payments and extinguishment of mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2017.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate	5.5%–8.0% (6.5%)
			Terminal Capitalization Rate	4.5%–7.0% (5.5%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8%–7.0% (4.8%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate	5.5%–8.9% (6.8%)
			Terminal Capitalization Rate	4.5%–8.3% (5.5%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0%–7.5% (5.0%)

	Residential	Income Approach—Discounted Cash Flow	Discount Rate	5.0%–8.0% (6.1%)
			Terminal Capitalization Rate	3.5%–6.5% (4.8%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3%–6.0% (4.3%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate	5.0%–10.5% (6.4%)
			Terminal Capitalization Rate	4.3%–8.8% (5.2%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8%–8.8% (4.7%)

Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan-to-Value Ratio	37.7%–69.5% (45.6%)
			Equivalency Rate	3.7%–5.2% (3.9%)

		Net Present Value	Loan-to-Value Ratio	37.7%–69.5% (45.6%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2–1.5 (1.3)

	Residential	Discounted Cash Flow	Loan-to-Value Ratio	28.1%–64.2% (38.6%)
			Equivalency Rate	3.3%–3.6% (3.4%)

		Net Present Value	Loan-to-Value Ratio	28.1%–64.2% (38.6%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1–1.5 (1.3)

	Retail	Discounted Cash Flow	Loan-to-Value Ratio	17.9%–56.0% (32.7%)
			Equivalency Rate	3.1%–4.4% (3.8%)

		Net Present Value	Loan-to-Value Ratio	17.9%–56.0% (32.7%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1–1.4 (1.2)

Loans Receivable	Office, Retail and Storage	Discounted Cash Flow	Loan-to-Value Ratio	59.4%-77.3% (75.1%)
			Equivalency Rate	4.2%-8.3% (6.2%)

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2016.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate	5.5%–8.3% (6.5%)
			Terminal Capitalization Rate	4.3%–7.3% (5.5%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8%–7.0% (4.7%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate	5.7%–8.7% (6.7%)
			Terminal Capitalization Rate	4.8%–8.0% (5.6%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0%–7.5% (5.0%)

	Residential	Income Approach—Discounted Cash Flow	Discount Rate	5.3%–7.3% (6.2%)
			Terminal Capitalization Rate	3.8%–6.0% (4.8%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3%–5.5% (4.2%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate	5.0%–10.4% (6.4%)
			Terminal Capitalization Rate	4.3%–8.5% (5.2%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.9%–8.3% (4.7%)

Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan-to-Value Ratio	35.7%–71.0% (43.4%)
			Equivalency Rate	3.7%–4.7% (3.9%)

		Net Present Value	Loan-to-Value Ratio	35.7%–71.0% (43.4%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2–1.6 (1.3)

	Residential	Discounted Cash Flow	Loan-to-Value Ratio	29.5%–61.2% (41.4%)
			Equivalency Rate	2.9%–3.6% (3.3%)

		Net Present Value	Loan-to-Value Ratio	29.5%–61.2% (41.4%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2–1.5 (1.3)

	Retail	Discounted Cash Flow	Loan-to-Value Ratio	18.3%–51.6% (31.3%)
			Equivalency Rate	2.9%–4.0% (3.5%)

		Net Present Value	Loan-to-Value Ratio	18.3%–51.6% (31.3%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1–1.3 (1.2)

Loans Receivable	Office, Retail and Storage	Discounted Cash Flow	Loan-to-Value Ratio	55.6%-79.2% (75.8%)
			Equivalency Rate	4.2%-8.3% (6.3%)

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
During the years ended December 31, 2017 and 2016 there were no transfers between Levels 1, 2 or 3.
The amount of total net unrealized gains included in changes in net assets attributable to the change in net unrealized gains relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2017	$185.1	$125.2	$1.2	$311.5	$15.9
For the year ended December 31, 2016	$314.2	$242.4	$0.3	$556.9	$15.1
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have mortgage loans payable collateralized by the properties owned by the aforementioned joint ventures. At December 31, 2017, the Account held investments in joint ventures with ownership interest percentages that ranged from 33.3% to 97.5%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The fair value of the Account’s equity interest in these joint ventures was $5.9 billion and $5.6 billion at December 31, 2017 and 2016, respectively. The Account’s proportionate share of the mortgage loans payable held within the joint venture investments at fair value was $2.4 billion and $2.1 billion at December 31, 2017 and 2016, respectively. The Account’s share in the outstanding principal of the mortgage loans payable held within the joint venture investments was $2.4 billion and $2.1 billion at December 31, 2017 and 2016, respectively.
A condensed summary of the financial position and results of operations of the combined joint ventures is shown below (in millions):

	December 31,
	2017	2016
Assets
Real estate properties, at fair value	$14,240.8	$13,539.0
Other assets	337.1	316.1
Total assets	$14,577.9	$13,855.1
Liabilities & Equity
Mortgage notes payable and other obligations, at fair value	$3,995.7	$3,452.9
Other liabilities	150.7	213.9
Total liabilities	4,146.4	3,666.8
Total equity	10,431.5	10,188.3
Total liabilities and equity	$14,577.9	$13,855.1

	Years ended December 31,
	2017	2016	2015
Operating Revenue and Expenses
Revenues	$869.2	$714.6	$609.5
Expenses	426.9	365.0	318.6
Excess of revenues over expenses	$442.3	$349.6	$290.9

Note 7—Investments in Limited Partnerships
The Account invests in limited partnerships, limited liability companies and private real estate equity investment trusts that own real estate properties and real estate related securities including mezzanine debt. The Account receives distributions from these investments based on the Account’s ownership interest percentage. At December 31, 2017, the Account held ownership interests in three limited partnerships and one limited liability company ranging from 5.3% to 60.0%. As of December 31, 2017 and 2016, the fair value of the Account’s ownership interest was $142.4 million and $137.5 million, respectively.
As of December 31, 2017, one of the limited partnership investments was in dissolution. Colony Realty Partners LP began liquidation in May 2014, with final dissolution anticipated during 2018.
Transwestern Mezzanine Realty Partners III, LLC (“Transwestern”) may engage in liquidation activities in 2018 based on the terms of its partnership agreement. The Account may elect to sell or transfer its ownership units by giving notice and acquiring consent from the management committee of Transwestern, which requires approval by a majority of the members. Redemption of the Account’s interest in Transwestern prior to liquidation is prohibited, unless a supermajority of the members approves the redemption request.
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

Note 8—Mortgage Loans Payable
At December 31, 2017 and 2016, the Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of December 31,		Maturity
		2017	2016
The Legend at Kierland(4)(5)	4.97% paid monthly	$—	$21.8	August 1, 2017
The Tradition at Kierland(4)(5)	4.97% paid monthly	—	25.8	August 1, 2017
Mass Court(1)(4)	2.88% paid monthly	92.1	92.6	September 1, 2019
Red Canyon at Palomino Park(4)(6)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(4)(6)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(4)(6)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows Apartments(4)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Knoll(1)(4)	3.98% paid monthly	17.5	—	December 5, 2020
The Corner(4)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(1)(4)	4.25% paid monthly	78.8	80.0	January 10, 2022
The Forum at Carlsbad(1)(4)	4.25% paid monthly	88.9	90.0	March 1, 2022
The Colorado(4)	3.69% paid monthly	91.7	91.7	November 1, 2022
The Legacy at Westwood(1)(4)	3.69% paid monthly	46.7	46.7	November 1, 2022
Regents Court(1)(4)	3.69% paid monthly	39.6	39.6	November 1, 2022
The Caruth(4)(8)	3.69% paid monthly	—	45.0	November 1, 2022
Fourth & Madison(4)	3.75% paid monthly	200.0	200.0	June 1, 2023
1001 Pennsylvania Avenue	3.70% paid monthly	330.0	330.0	June 1, 2023
1401 H Street NW(4)	3.65% paid monthly	115.0	115.0	November 5, 2024
32 South State Street(4)	4.48% paid monthly	24.0	24.0	June 6, 2025
780 Third Avenue(4)	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue(4)	3.55% paid monthly	20.0	20.0	August 1, 2025
701 Brickell Avenue(4)	3.66% paid monthly	184.0	184.0	April 1, 2026
55 Second Street(4)(7)	3.74% paid monthly	137.5	137.5	October 1, 2026
1900 K Street, NW	3.93% paid monthly	163.0	163.0	April 1, 2028
501 Boylston Street(4)	3.70% paid monthly	216.5	216.5	April 1, 2028
Total Principal Outstanding		2,238.6	2,316.5
Fair Value Adjustment(3)		(0.3)	15.6
Total mortgage loans payable		$2,238.3	$2,332.1

(1)	The mortgage is adjusted monthly for principal payments.

(2)	Interest rates are fixed. Some mortgages held by the Account are structured to begin principal and interest payments after an initial interest only period.

(3)
The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1—Organization and Significant Accounting Policies.

(4)	These properties are each owned by separate wholly-owned subsidiaries of TIAA for benefit of the Account.

(5)	Mortgage loans on the individual properties in the Kierland Apartment Portfolio were paid off on May 1, 2017.

(6)	Represents mortgage loans on these individual properties which are held within the Palomino Park portfolio.

(7)	This mortgage is comprised of three individual loans, all with equal recourse, interest and maturity. The principal balances by loan are $79.0 million, $45.0 million, and $13.5 million.

(8)	This mortgage loan was assumed by the Purchaser of the property, which was sold on November 13, 2017.

Principal payment schedule on mortgage loans payable as of December 31, 2017 was as follows (in millions):

Amount
2018	$13.7
2019	107.2
2020	171.7
2021	125.0
2022	335.7
Thereafter	1,485.3
Total maturities	$2,238.6

Note 9—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	Years ended December 31,
	2017	2016	2015	2014	2013
Per Accumulation Unit Data:
Rental income	$17.132	$16.433	$15.538	$15.862	$15.313
Real estate property level expenses and taxes	7.722	7.534	7.319	7.788	8.112
Real estate income, net	9.410	8.899	8.219	8.074	7.201
Other income	4.762	3.594	3.342	3.459	2.759
Total income	14.172	12.493	11.561	11.533	9.960
Expense charges(1)	3.318	3.290	3.092	2.880	2.672
Investment income, net	10.854	9.203	8.469	8.653	7.288
Net realized and unrealized gain on investments and mortgage loans payable	5.839	9.660	18.911	27.868	19.015
Net increase in Accumulation Unit Value	16.693	18.863	27.380	36.521	26.303
Accumulation Unit Value:
Beginning of period	381.636	362.773	335.393	298.872	272.569
End of period	$398.329	$381.636	$362.773	$335.393	$298.872
Total return	4.37%	5.20%	8.16%	12.22%	9.65%
Ratios to Average net Assets:
Expenses(1)	0.83%	0.86%	0.86%	0.89%	0.92%
Investment income, net	2.72%	2.41%	2.37%	2.68%	2.50%
Portfolio turnover rate:
Real estate properties(2)	2.7%	1.3%	5.7%	6.5%	2.1%
Marketable securities(3)	5.7%	3.5%	10.0%	15.9%	8.4%
Accumulation Units outstanding at end of period (in millions):	61.3	62.4	60.4	57.9	55.3
Net assets end of period (in millions)	$24,942.6	$24,304.7	$22,360.0	$19,829.0	$16,907.9

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

Note 10—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	Years ended December 31,
	2017	2016	2015
Outstanding:
Beginning of period	62.4	60.4	57.9
Credited for premiums	6.6	8.2	8.1
Annuity, other periodic payments, withdrawals and death benefits	(7.7)	(6.2)	(5.6)
End of period	61.3	62.4	60.4

Note 11—Commitments and Contingencies
Commitments—The Account had $32.0 million and $39.0 million of outstanding immediately callable commitments to purchase additional interests in its limited partnership investments as of December 31, 2017 and 2016, respectively. The commitment at December 31, 2017 is related to the Taconic New York City GP Fund, LP, in which the Account has entered into an agreement to provide funding. As of December 31, 2017, $13.0 million of the original $45.0 million commitment has been funded. Once the remaining commitment is funded, the Account anticipates holding a 60% - 90% interest in the fund.
The Account has committed a total of $47.6 million and $38.8 million as of December 31, 2017 and 2016, respectively, to various tenants for tenant improvements and leasing inducements.
Contingencies—In the normal course of business, the Account may be named, from time to time, as a defendant or may be involved in various legal actions, including arbitrations, class actions and other litigation.

The Account establishes an accrual for all litigation and regulatory matters when it believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted, as appropriate, in light of additional information. The amount of loss ultimately incurred in relation to those matters may be higher or lower than the amounts accrued for those matters.
As of the date of this annual report, management of the Account does not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material effect on the Account’s business, financial position or results of operations.
Note 12—Securities Lending
The Account may lend securities to qualified borrowers to earn additional income.  The Account receives cash collateral against the loaned securities and maintains cash collateral in an amount not less than 100% of the market value of loaned securities during the period of the loan; any additional collateral required due to changes in security values is delivered to the Account the next business day. Cash collateral received by the Account is invested exclusively in an interest-bearing deposit account.  The value of the loaned securities and the liability to return the cash collateral received are reflected in the Account's Consolidated Statements of Assets and Liabilities.  As of December 31, 2017, securities lending transactions are for real-estate related equity securities, and the resulting loans are continuous, can be recalled at any time, and have no set maturity. Securities lending income recognized by the Account consists of interest earned on cash collateral and lending fees, net of any rebates to the borrower and compensation to the agent. Such income is reflected within interest income on the Account's Consolidated Statements of Operations.  In lending its securities, the Account bears the market risk with respect to the investment of collateral and the risk that the agent may default on its contractual obligations to the Account. The agent bears the risk that the borrower may default on its obligation to return the loaned securities as the agent is contractually obligated to indemnify the Account if at the time of a default by a borrower some or all of the loan securities have not been returned.

Note 13—Subsequent Events
Purchases
30700 Russell Ranch—Westlake Village, CA
On January 4, 2018, the Account purchased an office property located in Westlake Village, California for $32.8 million.
Carrington Park—Plano, TX
On February 22, 2018, the Account purchased an apartment property located in Plano, Texas for $64.2 million.
Churchill on the Park—Dallas, TX
On March 1, 2018, the Account purchased an apartment property located in Dallas, Texas for $71.2 million.
Sales
Urban Centre—Tampa, FL
On March 8, 2018, the Account sold an office property located in Tampa, Florida for a net sales price of $141.1 million, realizing a loss of $12.1 million from the sale, the majority of which has been previously recognized as unrealized losses in the Account’s Consolidated Statements of Operations. The Account’s cost basis in the property at the date of the sale was $153.2 million.
Loans Receivable
Aspen Lake Office Portfolio —Austin, TX
On March 2, 2018, the Account entered into a $20.0 million mezzanine loan receivable position secured by Borrower's ownership interest in Aspen Lake Office Portfolio. The loan has an interest rate of 8.25% and is interest only through maturity. The loan matures on March 10, 2028.
Financings
Storage Portfolio I—Various, U.S.A.
On February 2, 2018, Storage Portfolio I, LLC joint venture investment, in which the Account holds a 66.02% interest, refinanced a mortgage loan that is secured with a portfolio of storage properties located throughout the United States.The mortgage loan now has an outstanding principal balance of $151.2 million. The debt has an interest rate of 4.5325%, maturing March 1, 2028 and is interest only.
Circa Green Lake—Seattle, WA
On February 21, 2018, the Account entered into a new mortgage loan with a principal amount of $52.0 million, secured by an apartment property investment located in Seattle, Washington. The debt has an interest rate of 3.710%, maturing March 5, 2025 and is interest only.
Union - South Lake Union—Seattle, WA
On February 21, 2018, the Account entered into a new mortgage loan with a principal amount of $57.0 million, secured by an apartment property investment located in Seattle, Washington. The debt has an interest rate of 3.660%, maturing March 5, 2025 and is interest only.
99 High Street—Boston, MA
On February 22, 2018, the Account entered into a new mortgage loan with a principal amount of $277.0 million, secured by an office property investment located in Boston, Massachusetts. The debt has an interest rate of 3.900%, maturing March 1, 2030 and is interest only.
Marketable Securities
On February 22, 2018, the Account purchased $100.0 million of real estate-related securities.

Other
Storage Portfolio I—Various, U.S.A.
On February 2, 2018, the Account restructured its Storage Portfolio I, LLC joint venture, which holds a portfolio of storage properties across the United States, reducing the Account's interest in the joint venture to 66.02%.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—57.9% and 58.0%

Location/Description	Type	Fair Value at December 31,
		2017		2016

Arizona:
Camelback Center	Office	$59.8		$56.4
Kierland Apartment Portfolio	Apartments	—		127.9	(1)
California:
55 Second Street	Office	355.5	(1)	335.0	(1)
88 Kearny Street	Office	174.2		172.3
200 Middlefield Road	Office	61.4		60.5
Allure at Camarillo	Apartments	59.6		—
BLVD63	Apartments	162.1		157.0
Bridgepointe Shopping Center	Retail	124.5		—
Castro Station	Office	169.0		158.2
Centre Pointe and Valley View	Industrial	47.8		42.8
Cerritos Industrial Park	Industrial	142.0		126.3
Charleston Plaza	Retail	93.0		92.0
Frontera Industrial Business Park	Industrial	56.4		—
Great West Industrial Portfolio	Industrial	167.0		166.1
Holly Street Village	Apartments	148.0		146.0
Larkspur Courts	Apartments	143.7		140.5
Northern CA RA Industrial Portfolio	Industrial	87.4		76.7
Oakmont IE West Portfolio	Industrial	87.6		82.7
Oceano at Warner Center	Apartments	89.0		88.3
Ontario Industrial Portfolio	Industrial	398.6	(11)	438.0
Ontario Mills Industrial Portfolio	Industrial	58.5		52.0
Pacific Plaza	Office	115.2		115.0
Rancho Cucamonga Industrial Portfolio	Industrial	71.9	(11)	174.2
Regents Court	Apartments	99.1	(1)	89.9	(1)
Southern CA RA Industrial Portfolio	Industrial	138.0		135.0
Stella	Apartments	179.7		173.1
Stevenson Point	Industrial	50.9		49.3
The Forum at Carlsbad	Retail	221.0	(1)	221.5	(1)
The Legacy at Westwood	Apartments	143.0	(1)	142.1	(1)
Township Apartments	Apartments	89.8		89.6
West Lake North Business Park	Office	60.3		60.0
Westcreek	Apartments	51.4		48.2
Westwood Marketplace	Retail	131.9		125.0
Wilshire Rodeo Plaza	Office	327.8		320.7
Colorado:
Palomino Park	Apartments	329.7	(1)	314.1	(1)
South Denver Marketplace	Retail	72.7		73.0
Connecticut:
Wilton Woods Corporate Campus	Office	133.0		141.9
Florida:
701 Brickell Avenue	Office	368.5	(1)	380.7	(1)
Broward Industrial Portfolio	Industrial	54.2		—
Casa Palma	Apartments	95.0		97.0
Orion on Orpington	Apartments	44.4		—
Publix at Weston Commons	Retail	74.8		73.0
Seneca Industrial Park	Industrial	108.8		102.7
South Florida Apartment Portfolio	Apartments	105.1		104.1
The Manor Apartments	Apartments	52.6		53.6
The Manor at Flagler Village	Apartments	148.1		150.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at December 31,
		2017		2016
The Residences at the Village of Merrick Park	Apartments	$76.0		$74.1
Urban Centre	Office	143.3		121.4
Weston Business Center	Industrial	92.8		92.7
Georgia:
Atlanta Industrial Portfolio	Industrial	32.4	(6)	62.8
Shawnee Ridge Industrial Portfolio	Industrial	91.1		86.7
Illinois:
32 State Street	Retail	48.3	(1)	46.5	(1)
803 Corday	Apartments	94.5
Chicago Caleast Industrial Portfolio	Industrial	80.5		81.8
Chicago Industrial Portfolio	Industrial	100.3		85.5
Maryland:
Landover Logistics Center	Industrial	43.4		39.8
The Shops at Wisconsin Place	Retail	90.0		92.8
Massachusetts:
99 High Street	Office	502.1		514.1
501 Boylston Street	Office	505.2	(1)	490.3	(1)
Fort Point Creative Exchange Portfolio	Office	223.1		223.0
Northeast RA Industrial Portfolio	Industrial	40.9		41.3
One Beeman Road	Industrial	33.8		—
Minnesota:
The Bridges	Apartments	62.4		—
The Knoll	Apartments	34.0	(1)	—
New Jersey:
200 Milik Street	Industrial	53.1		51.2
Marketfair	Retail	102.9		104.2
Amazon Distribution Center	Industrial	110.0		101.0
South River Road Industrial	Industrial	87.8		71.9
New York:
21 Penn Plaza	Office	261.2		275.2
250 North 10th Street	Apartments	163.1		162.0
425 Park Avenue	Ground Lease	457.0		450.0
430 West 15th Street	Office	145.8		116.1
780 Third Avenue	Office	427.0	(1)	425.0	(1)
837 Washington Street	Office	210.0		215.0
The Colorado	Apartments	256.2	(1)	258.1	(1)
The Corner	Apartments	251.0	(1)	250.0	(1)
Oregon:
The Cordelia	Apartments	49.0		50.0
Pennsylvania:
1619 Walnut Street	Retail	24.1		23.4
The Pepper Building	Apartments	—		52.9
South Carolina:
Greene Crossing	Apartments	67.2		65.8
Tennessee:
Southside at McEwen	Retail	48.2		48.8
Texas:
Beltway North Commerce Center	Industrial	19.3		19.5
Cliffs at Barton Creek	Apartments	45.9		45.8
Dallas Industrial Portfolio	Industrial	213.2		201.3
Houston Apartment Portfolio	Apartments	158.7		159.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at December 31,
		2017		2016
Lincoln Centre	Office	$358.0		$347.0
Northwest Houston Industrial Portfolio	Industrial	70.7		68.2
Park 10 Distribution	Industrial	10.3		11.3
Pinnacle Industrial Portfolio	Industrial	53.3		52.8
Pinto Business Park	Industrial	131.6		134.2
The Caruth	Apartments	—		84.3	(1)
The Maroneal	Apartments	56.6		52.1
Virginia:
8270 Greensboro Drive	Office	50.3		47.6
Ashford Meadows Apartments	Apartments	107.3	(1)	107.2	(1)
Plaza America	Retail	117.0		109.0
The Ellipse at Ballston	Office	83.7		79.8
The Palatine	Apartments	123.2	(1)	130.9	(1)
Washington:
Circa Green Lake	Apartments	97.5		92.5
Fourth and Madison	Office	530.0	(1)	521.0	(1)
Millennium Corporate Park	Office	184.1		190.1
Northwest RA Industrial Portfolio	Industrial	38.5		31.7
Pacific Corporate Park	Industrial	45.5		42.0
Prescott Wallingford Apartments	Apartments	62.0		58.8
Rainier Corporate Park	Industrial	123.7		104.0
Regal Logistics Campus	Industrial	100.0		83.1
Union - South Lake Union	Apartments	111.0		105.3
Washington D.C.:
1001 Pennsylvania Avenue	Office	785.0	(1)	810.0	(1)
1401 H Street, NW	Office	201.1	(1)	230.0	(1)
1900 K Street, NW	Office	330.0	(1)	335.0	(1)
Mass Court	Apartments	171.0	(1)	169.0	(1)
Mazza Gallerie	Retail	—		78.0
The Ashton	Apartments	37.5		39.2
The Louis at 14th	Apartments	176.0		183.2
The Woodley	Apartments	191.0		203.0
TOTAL REAL ESTATE PROPERTIES
(Cost $12,972.5 and $12,818.1)		$15,742.7		$15,452.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS—22.1% and 21.6%
REAL ESTATE JOINT VENTURES—21.6% and 21.1%

Location/Description	Type	Fair Value at December 31,
		2017		2016
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$351.0	(2)	$567.8
PC Borrower, LLC Pacific City (70% Account Interest)	Retail	134.9		128.5
TREA 9625 Towne Center, LLC 9625 Towne Centre Drive (35.86% Account Interest)	Land	15.1		—
TREA Campus Pointe 1, LLC Campus Pointe 1 (45% Account Interest)	Office	143.0		137.5
TREA Campus Pointe 2 & 3, LLC Campus Pointe 2 & 3 (45% Account Interest)	Office (12)	127.1		85.7
TREA Campus Pointe 4, LLC Campus Pointe 4 (45% Account Interest)	Office	8.8		—
T-C 1500 Owens, LLC 1500 Owens Street (49.9% Account Interest)	Office	77.5		74.8
T-C Foundry Square II Venture LLC Foundry Square II (50.1% Account Interest)	Office	262.7		200.1	(2)
T-C Illinois Street, LLC 409-499 Illinois Street (40% Account Interest)	Office	209.3		196.8
Valencia Town Center Associates LP Valencia Town Center (50% Account Interest)	Retail	138.8	(2)	128.0	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	758.4	(2)	755.8	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	150.6		147.6
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	166.0	(2)	161.1	(2)
Maryland:
WP Project Developer The Shops at Wisconsin Place (33.33% Account Interest)	Retail	20.0		19.4
Massachusetts:
One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	229.1		224.2
T-C 225 Binney, LLC 225 Binney Street (70% Account Interest)	Office	201.9		194.9
Nevada
Fashion Show Holding I, LLC Fashion Show (50% Account Interest)	Retail	844.4	(2)	839.1	(2)
New York:
401 West 14th Street, LLC 401 West 14th Street (42.19% Account Interest)	Retail	46.4	(2)	41.1	(2)
817 Broadway Owner, LLC 817 Broadway (61.46% Account Interest)	Office	23.0	(2)	20.8	(2)
MRA Hub 34 Holding, LLC The Hub (95% Account Interest)	Office	56.9	(2)	54.9	(2)
RGM 42, LLC MiMA (70% Account Interest)	Apartments	189.2	(2)	194.7	(2)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at December 31,
		2017		2016
TREA 35th Street LIC Investor Member, LLC Commerce LIC (97.5% Account Interest)	Industrial	$58.2		$—
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	140.4	(2)	154.4	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	338.7	(2)	342.3	(2)
Washington:
T-C REA 400 Fairview Investor, LLC 400 Fairview (90% Account Interest)	Office	263.7		243.6
Various:
DDRTC Core Retail Fund, LLC DDR Joint Venture (85% Account Interest)	Retail	636.2	(2,3)	552.8	(2,3)
Storage Portfolio I, LLC Storage Portfolio (75% Account Interest)	Storage	177.5	(2,3)	156.5	(2,3)
Storage Portfolio II, LLC Storage Portfolio (90% Account Interest)	Storage	91.8	(2,3)	—
TOTAL REAL ESTATE JOINT VENTURES (Cost $4,534.5 and $4,393.2)		$5,860.6		$5,622.4

LIMITED PARTNERSHIPS—0.5% and 0.5%

Clarion Gables Multi-Family Trust LP (7.74% Account Interest)		$126.7		$121.6
Colony Realty Partners LP (5.27% Account Interest)		—		3.1	(10)
Lion Gables Apartment Fund (18.46% Account Interest)		—		0.2	(5)
Taconic New York City GP Fund, LP (60% Account Interest)		10.8		4.8
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)		4.9		7.8
TOTAL LIMITED PARTNERSHIPS (Cost $140.8 and $137.2)		$142.4		$137.5
TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $4,675.3 and $4,530.4)		$6,003.0		$5,759.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES—18.9% and 19.3%
REAL ESTATE-RELATED MARKETABLE SECURITIES—4.6% and 4.1%

Shares		Issuer	Fair Value at December 31,
2017	2016		2017		2016
90,769	84,437	Acadia Realty Trust	$2.5		$2.8
31,513	26,717	Agree Realty Corporation	1.6		1.2
2,309	2,132	Alexander's, Inc.	0.9		0.9
103,464	83,175	Alexandria Real Estate Equities, Inc.	13.5		9.2
53,951	—	Altisource Residential Corporation	0.6		—
43,804	41,010	American Assets Trust, Inc.	1.7		1.8
148,817	138,467	American Campus Communities, Inc.	6.1		6.9
—	6,347	American Farmland Company	—		0.1
263,720	233,916	American Homes 4 Rent	5.8		4.9
462,615	443,315	American Tower Corp.	66.0		46.8
171,065	163,592	Apartment Investment and Management Company	7.5		7.4
231,041	223,733	Apple Hospitality Inc.	4.5		4.5
47,395	38,282	Armada Hoffler Properties Inc.	0.7		0.6
27,462	27,631	Ashford Hospitality Prime Inc.	0.3		0.4
88,009	96,553	Ashford Hospitality Trust, Inc.	0.6		0.7
150,694	143,728	Avalonbay Communities, Inc.	26.9		25.5
24,509	21,354	Bluerock Residential Growth, Inc.	0.2		0.3
168,560	160,997	Boston Properties, Inc.	21.9		20.3
189,208	183,336	Brandywine Realty Trust	3.4		3.0
336,302	319,555	Brixmore Porperty Group Inc	6.3		7.8
99,633	91,727	Camden Property Trust	9.2		7.7
—	89,419	Care Capital Properties, Inc.	—		2.2
85,789	64,966	CareTrust REIT Inc.	1.4		1.0
48,438	43,788	Catchmark Timber Trust, Inc.	0.6		0.5
185,540	178,895	CBL & Associates Properties, Inc.	1.1	(9)	2.1
92,124	92,124	Cedar Shopping Centers, Inc.	0.6		0.6
49,866	39,759	Chatham Lodging Trust	1.1		0.8
64,702	63,363	Chesapeake Lodging Trust	1.8		1.6
32,933	—	City Office REIT, Inc.	0.4		—
15,330	—	Clipper Realty, Inc.	0.2		—
583,920	—	Colony Northstar, Inc.	6.7		—
—	50,961	Colony Starwood Homes	—		1.5
131,158	130,704	Columbia Property Trust Inc.	3.0		2.8
—	161,499	Communication Sales & Leasing, Inc.	—		4.1
17,855	13,231	Community Healthcare Trust, Inc.	0.5		0.3
130,237	117,878	CoreCivic, Inc.	2.9		2.9
12,695	12,695	Corenergy Infrastructure Trust, Inc.	0.5		0.4
37,213	35,452	CoreSite Realty Corporation	4.2		2.8
109,361	98,668	Corporate Office Properties Trust	3.2		3.1
458,712	358,876	Cousins Properties Incorporated	4.2		3.1
440,146	378,286	Crown Castle International Corporation	48.9		32.8
197,633	189,128	Cubesmart	5.7		5.1
98,521	80,245	CyrusOne Inc.	5.9		3.6
101,202	95,203	DCT Industrial Trust, Inc.	5.9		4.6
340,952	326,844	DDR Corp	3.1		5.0
219,132	211,566	DiamondRock Hospitality Company	2.5		2.4
223,448	166,911	Digital Realty Trust, Inc.	25.5		16.4
174,051	146,715	Douglas Emmett, Inc.	7.1		5.4
388,940	371,513	Duke Realty Corporation	10.6		9.9
—	79,039	DuPont Fabros Technology, Inc.	—		3.5
46,776	38,107	Easterly Government Properties, Inc.	1.0		0.8
36,626	34,448	EastGroup Properties, Inc.	3.2		2.5
82,652	76,609	Education Realty Trust, Inc.	2.9		3.2
139,642	128,313	Empire State Realty Trust	2.9		2.6
68,867	66,086	EPR Properties	4.5		4.7

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at December 31,
2017	2016		2017		2016
85,048	74,499	Equinix Inc.	$38.5		$26.6
132,344	132,412	Equity Commonwealth	4.0		4.0
89,456	81,207	Equity Lifestyle Properties, Inc.	8.0		5.9
—	97,735	Equity One, Inc.	—		3.0
390,235	378,516	Equity Residential	24.9		24.4
39,142	39,142	Escrow Winthrop Realty Trust	0.3		0.3
71,499	68,928	Essex Property Trust, Inc.	17.3		16.0
133,620	123,598	Extra Space Storage, Inc.	11.7		9.5
33,146	20,247	Farmland Partners, Inc.	0.3	(9)	0.2	(9)
78,850	75,390	Federal Realty Investment Trust	10.5		10.7
—	146,636	FelCor Lodging Trust Incorporated	—		1.2
130,114	122,078	First Industrial Realty Trust, Inc.	4.1		3.4
—	62,454	First Potomac Realty Trust	—		0.7
266,222	247,510	Forest City Realty Trust A	6.4		5.2
68,809	62,347	Four Corners Property Trust	1.8		1.3
119,538	105,457	Franklin Street Properties Corp.	1.3		1.4
221,037	215,403	Gaming and Leisure Properties, Inc.	8.2		6.6
674,285	528,439	General Growth Properties, Inc.	15.8		13.2
134,715	75,332	GEO Group Inc./The	3.2		2.7
36,337	27,304	Getty Realty Corp.	1.0		0.7
30,560	24,752	Gladstone Commercial Corporation	0.6		0.5
11,775	—	Gladstone Land Corporation	0.2		—
14,323	14,323	Global Medical REIT, Inc.	0.1	(9)	0.1	(9)
73,715	169,785	Global Net Lease, Inc.	1.5		1.3
102,459	74,542	Government Properties Income Trust	1.9		1.4
173,959	439,336	Gramercy Property Trust Inc.	4.6		4.0
513,801	488,199	HCP, Inc.	13.4		14.5
133,528	121,172	Healthcare Realty Trust Inc.	4.3		3.7
221,345	148,194	Healthcare Trust of America	6.6		4.3
45,394	38,921	Hersha Hospitality Trust	0.8		0.8
111,471	105,127	Highwoods Properties, Inc.	5.7		5.4
179,103	172,557	Hospitality Properties Trust	5.3		5.5
799,202	784,264	Host Hotels & Resorts, Inc.	15.9		14.8
171,423	130,545	Hudson Pacific Properties, Inc.	5.9		4.5
93,383	64,154	Independence Realty Trust, Inc.	0.9		0.6
130,841	130,841	Investors Real Estate Trust	0.7		0.9
320,427	—	Invitation Homes, Inc.	7.6		—
302,923	251,283	Iron Mountain Inc.	11.4		8.2
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	121.5	(9)	115.4	(9)
94,915	—	JBG Smith Properties	3.3		—
106,012	96,739	Kilroy Realty Corporation	7.9		7.1
451,921	446,152	Kimco Realty Corporation	8.2		11.2
90,119	86,474	Kite Realty Group Trust	1.8		2.0
91,259	86,839	Lamar Advertising Corporation	6.8		5.8
124,427	118,625	LaSalle Hotel Properties	3.5		3.6
257,171	246,697	Lexington Realty Trust	2.5		2.7
161,972	154,875	Liberty Property Trust	7.0		6.1
50,130	48,870	Life Storage, Inc.	4.5		4.2
42,489	41,261	LTC Properties, Inc.	1.9		1.9
99,130	93,046	Mack-Cali Realty Corporation	2.1		2.7
29,800	23,475	Medequities Realty Trust, Inc.	0.3		0.3
399,374	337,220	Medical Properties Trust, Inc.	5.5		4.1
123,965	118,873	Mid-America Apartment Communities, Inc.	12.5		11.6
80,492	69,038	Monmouth Real Estate Investment Corporation	1.4		1.1
—	175,519	Monogram Residential Trust Inc.	—		1.9
43,294	38,542	National Health Investors, Inc.	3.3		2.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at December 31,
2017	2016		2017		2016
165,743	154,142	National Retail Properties, Inc.	$7.1		$6.8
49,957	44,249	National Storage Affiliates Trust	1.4		1.0
90,062	83,324	New Senior Investment Group	0.7		0.8
—	175,401	New York REIT	—		1.8
19,294	17,140	Nexpoint Residential Trust, Inc.	0.5		0.4
61,800	59,329	NorthStar Realty Europe Corp.	0.8		0.7
—	189,799	NorthStar Realty Finance Corp.	—		2.9
214,048	181,435	Omega Healthcare Investors, Inc.	5.9	(9)	5.7
16,324	16,324	One Liberty Properties, Inc.	0.4		0.4
152,483	144,614	Outfront Media Inc.	3.5		3.6
225,256	157,741	Paramount Group Inc.	3.6		2.5
159,738	—	Park Hotels & Resorts, Inc.	4.6		—
—	45,533	Parkway Properties, Inc.	—		1.0
75,337	75,815	Pebblebrook Hotel Trust	2.8		2.3
69,866	69,866	Pennsylvania Real Estate Investment Trust	0.8		1.3
195,747	141,267	Physicians Realty Trust	3.5		2.7
159,189	153,053	Piedmont Office Realty Trust, Inc.	3.1		3.2
44,326	39,487	Potlatch Corporation	2.2		1.6
39,774	25,352	Preferred Apartment Communities, Inc.	0.8		0.4
577,161	549,455	ProLogis	37.2		29.0
21,348	20,916	PS Business Parks, Inc.	2.7		2.4
161,952	152,197	Public Storage, Inc.	33.8		34.0
53,551	47,125	QTS Realty Trust, Inc.	2.9		2.3
104,106	98,883	Quality Care Properties	1.4		1.5
84,467	82,342	Ramco-Gershenson Properties Trust	1.2		1.4
140,926	129,796	Rayonier, Inc.	4.5		3.4
308,355	270,184	Realty Income Corporation	17.6		15.5
163,631	109,616	Regency Centers Corporation	11.3		7.6
118,002	113,887	Retail Opportunity Investment	2.4		2.4
248,555	247,302	Retail Properties of America	3.3		3.8
83,912	67,197	Rexford Industrial Realty Inc.	2.4		1.6
185,465	131,026	RLJ Lodging Trust	4.1		3.2
48,519	50,994	Ryman Hospitality Properties	3.3		3.2
191,602	68,440	Sabra Health Care REIT Inc.	3.6		1.7
11,006	—	Safety Income and Growth, Inc.	0.2		—
12,343	14,267	Saul Centers, Inc.	0.8		0.9
131,401	—	SBA Communications Corporation	21.5		—
69,474	71,466	Select Income Real Estate Investment Trust	1.7		1.8
259,176	248,749	Senior Housing Properties Trust	5.0		4.7
—	36,820	Silver Bay Realty Trust Corp.	—		0.6
340,430	329,687	Simon Property Group, Inc.	58.5		58.6
105,521	106,453	SL Green Realty Corp.	10.7		11.4
498,344	483,032	Spirit Realty Capital Inc.	4.3		5.2
102,712	78,649	Stag Industrial, Inc.	2.8		1.9
187,343	162,012	STORE Capital Corporation	4.9		4.0
113,544	88,627	Summit Hotel Properties, Inc.	1.7		1.4
83,430	68,173	Sun Communities, Inc.	7.7		5.2
247,441	227,526	Sunstone Hotel Investors, L.L.C.	4.1		3.5
101,087	100,862	Tanger Factory Outlet Centers, Inc.	2.7	(9)	3.6
64,816	63,335	Taubman Centers, Inc.	4.2		4.7
58,066	48,484	Terreno Realty Corporation	2.0		1.4
149,606	150,999	The Macerich Company	9.8		10.7
54,543	50,411	Tier Inc.	1.1		0.9
289,926	280,233	UDR, Inc.	11.2		10.2
34,876	27,329	UMH Properties, Inc.	0.5		0.4
182,231	—	UNITI Group, Inc.	3.2	(9)	—
14,449	14,676	Universal Health Realty Income Trust	1.1		1.0
112,531	93,500	Urban Edge Properties	2.9		2.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at December 31,
2017	2016		2017	2016
31,959	31,959	Urstadt Biddle Properties, Inc.	$0.7	$0.8
388,195	371,296	Ventas, Inc.	23.3	23.2
1,065,264	1,012,629	VEREIT, Inc.	8.3	8.6
188,214	177,780	Vornado Realty Trust	14.7	18.6
203,651	193,859	Washington Prime Group, Inc.	1.4	2.0
85,659	78,200	Washington Real Estate Investment Trust	2.7	2.6
132,066	120,820	Weingarten Realty Investors	4.3	4.3
401,236	380,425	Welltower Inc.	25.6	25.5
816,991	783,938	Weyerhaeuser Company	28.8	23.6
38,883	32,110	Whitestone Real Estate Investment Trust B	0.6	0.5
116,079	95,234	WP Carey Inc.	8.0	5.6
118,158	113,720	Xenia Hotels & Resorts Inc.	2.6	2.2
TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $991.0 and $883.9)			$1,238.0	$1,081.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—14.3% and 15.2%
GOVERNMENT AGENCY NOTES—10.6% and 8.7%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2017	2016				2017	2016
$—	$22.0	Fannie Mae Discount Notes	0.416%	2/1/2017	$—	$22.0
—	42.0	Fannie Mae Discount Notes	0.366% - 0.482%	3/1/2017	—	42.0
—	10.0	Fannie Mae Discount Notes	0.427%	3/3/2017	—	10.0
—	20.0	Fannie Mae Discount Notes	0.427%	3/6/2017	—	20.0
—	20.0	Fannie Mae Discount Notes	0.406%	3/13/2017	—	20.0
—	30.3	Fannie Mae Discount Notes	0.406%	3/27/2017	—	30.3
—	25.0	Fannie Mae Discount Notes	0.406%	3/28/2017	—	25.0
—	30.0	Fannie Mae Discount Notes	0.518%	4/18/2017	—	29.9
—	24.0	Fannie Mae Discount Notes	0.483% - 0.579%	4/19/2017	—	24.0
—	31.5	Fannie Mae Discount Notes	0.447% - 0.539%	5/1/2017	—	31.5
—	49.9	Fannie Mae Discount Notes	0.518%	5/2/2017	—	49.9
—	39.9	Fannie Mae Discount Notes	0.539%	5/5/2017	—	39.9
10.0	—	Fannie Mae Discount Notes	1.077%	1/9/2018	10.0	—
14.2	—	Fannie Mae Discount Notes	1.093%	1/10/2018	14.2	—
40.0	—	Fannie Mae Discount Notes	1.115%	1/11/2018	40.0	—
19.0	—	Fannie Mae Discount Notes	1.118%	1/19/2018	19.0	—
30.0	—	Fannie Mae Discount Notes	1.038%	1/22/2018	30.0	—
46.2	—	Fannie Mae Discount Notes	1.038%	1/23/2018	46.1	—
35.1	—	Fannie Mae Discount Notes	1.038%	1/24/2018	35.1	—
14.6	—	Fannie Mae Discount Notes	1.088%	1/29/2018	14.5	—
35.1	—	Fannie Mae Discount Notes	1.079%	1/30/2018	35.1	—
26.2	—	Fannie Mae Discount Notes	1.109% - 1.225%	2/7/2018	26.2	—
25.0	—	Fannie Mae Discount Notes	1.145%	2/16/2018	25.0	—
50.0	—	Fannie Mae Discount Notes	1.140% - 1.150%	2/20/2018	49.9	—
30.2	—	Fannie Mae Discount Notes	1.140%	2/21/2018	30.2	—
40.0	—	Fannie Mae Discount Notes	1.221%	3/7/2018	39.9	—
40.0	—	Fannie Mae Discount Notes	1.221%	3/8/2018	39.9	—
34.1	—	Fannie Mae Discount Notes	1.221%	3/9/2018	34.0	—
20.0	—	Fannie Mae Discount Notes	1.303%	3/13/2018	19.9	—
37.2	—	Fannie Mae Discount Notes	1.313%	3/19/2018	37.0	—
15.0	—	Fannie Mae Discount Notes	1.303%	3/20/2018	15.0	—
10.0	—	Fannie Mae Discount Notes	1.308%	3/22/2018	10.0	—
39.3	—	Fannie Mae Discount Notes	1.318%	3/29/2018	39.1	—
30.0	—	Fannie Mae Discount Notes	1.323%	4/2/2018	29.9	—
35.2	—	Fannie Mae Discount Notes	1.313% - 1.323%	4/3/2018	35.1	—
40.0	—	Fannie Mae Discount Notes	1.334%	4/9/2018	39.9	—
—	19.9	Farmer Mac Discount Notes	0.682%	6/1/2017	—	19.9
14.0	—	Farmer Mac Discount Notes	1.169%	2/1/2018	14.0	—
—	15.5	Federal Farm Credit Bank Discount Notes	0.376% - 0.381%	2/22/2017	—	15.5
—	34.7	Federal Home Loan Bank Discount Notes	0.304% - 0.355%	1/3/2017	—	34.7
—	40.0	Federal Home Loan Bank Discount Notes	0.345%	1/4/2017	—	40.0
—	29.2	Federal Home Loan Bank Discount Notes	0.355% - 0.447%	1/6/2017	—	29.2
—	7.1	Federal Home Loan Bank Discount Notes	0.299% - 0.345%	1/9/2017	—	7.1
—	25.0	Federal Home Loan Bank Discount Notes	0.325%	1/10/2017	—	25.0
—	50.0	Federal Home Loan Bank Discount Notes	0.304% - 0.396%	1/11/2017	—	50.0
—	33.0	Federal Home Loan Bank Discount Notes	0.365% - 0.396%	1/12/2017	—	33.0
—	50.0	Federal Home Loan Bank Discount Notes	0.386%	1/13/2017	—	50.0
—	36.0	Federal Home Loan Bank Discount Notes	0.345%	1/17/2017	—	36.0
—	42.1	Federal Home Loan Bank Discount Notes	0.294% - 0.365%	1/18/2017	—	42.1
—	20.0	Federal Home Loan Bank Discount Notes	0.284%	1/20/2017	—	20.0
—	50.0	Federal Home Loan Bank Discount Notes	0.335%	1/23/2017	—	50.0
—	47.0	Federal Home Loan Bank Discount Notes	0.345%	1/24/2017	—	47.0
—	34.8	Federal Home Loan Bank Discount Notes	0.304% - 0.360%	1/25/2017	—	34.8
—	45.0	Federal Home Loan Bank Discount Notes	0.294% - 0.406%	1/27/2017	—	45.0
—	25.0	Federal Home Loan Bank Discount Notes	0.416%	1/30/2017	—	25.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2017	2016				2017	2016
$—	$34.7	Federal Home Loan Bank Discount Notes	0.467% - 0.497%	2/1/2017	$—	$34.7
—	42.0	Federal Home Loan Bank Discount Notes	0.406%	2/3/2017	—	42.0
—	15.0	Federal Home Loan Bank Discount Notes	0.416%	2/7/2017	—	15.0
—	10.2	Federal Home Loan Bank Discount Notes	0.376%	2/10/2017	—	10.2
—	50.0	Federal Home Loan Bank Discount Notes	0.386% - 0.487%	2/17/2017	—	50.0
—	30.0	Federal Home Loan Bank Discount Notes	0.365%	2/21/2017	—	30.0
—	30.0	Federal Home Loan Bank Discount Notes	0.437%	2/22/2017	—	30.0
—	50.0	Federal Home Loan Bank Discount Notes	0.396%	2/24/2017	—	50.0
—	20.0	Federal Home Loan Bank Discount Notes	0.533%	2/27/2017	—	20.0
—	10.1	Federal Home Loan Bank Discount Notes	0.518%	3/3/2017	—	10.1
—	15.0	Federal Home Loan Bank Discount Notes	0.523%	3/6/2017	—	15.0
—	30.0	Federal Home Loan Bank Discount Notes	0.538%	3/8/2017	—	30.0
—	45.8	Federal Home Loan Bank Discount Notes	0.447% - 0.574%	3/10/2017	—	45.8
—	20.0	Federal Home Loan Bank Discount Notes	0.543%	3/14/2017	—	20.0
—	40.5	Federal Home Loan Bank Discount Notes	0.528% - 0.579%	3/17/2017	—	40.5
—	49.9	Federal Home Loan Bank Discount Notes	0.538%	3/20/2017	—	49.9
—	36.1	Federal Home Loan Bank Discount Notes	0.533%	3/22/2017	—	36.1
—	28.0	Federal Home Loan Bank Discount Notes	0.427% - 0.518%	3/23/2017	—	28.0
—	40.0	Federal Home Loan Bank Discount Notes	0.528%	3/24/2017	—	40.0
—	25.0	Federal Home Loan Bank Discount Notes	0.548%	3/28/2017	—	25.0
—	31.0	Federal Home Loan Bank Discount Notes	0.558%	3/29/2017	—	31.0
—	6.4	Federal Home Loan Bank Discount Notes	0.477%	3/31/2017	—	6.4
—	49.9	Federal Home Loan Bank Discount Notes	0.559%	4/17/2017	—	49.9
—	26.0	Federal Home Loan Bank Discount Notes	0.548% - 0.605%	4/19/2017	—	26.0
—	20.1	Federal Home Loan Bank Discount Notes	0.488%	4/28/2017	—	20.1
—	25.0	Federal Home Loan Bank Discount Notes	0.538% - 0.600%	5/5/2017	—	25.0
—	37.2	Federal Home Loan Bank Discount Notes	0.558% - 0.641%	5/12/2017	—	37.2
20.2	—	Federal Home Loan Bank Discount Notes	1.069%	1/2/2018	20.2	—
40.0	—	Federal Home Loan Bank Discount Notes	1.079%	1/3/2018	40.0	—
40.0	—	Federal Home Loan Bank Discount Notes	1.068%	1/5/2018	40.0	—
40.0	—	Federal Home Loan Bank Discount Notes	1.068%	1/8/2018	40.0	—
33.0	—	Federal Home Loan Bank Discount Notes	1.058%	1/9/2018	33.0	—
50.0	—	Federal Home Loan Bank Discount Notes	1.068% - 1.118%	1/10/2018	50.0	—
30.0	—	Federal Home Loan Bank Discount Notes	1.089% - 1.108%	1/12/2018	30.0	—
38.1	—	Federal Home Loan Bank Discount Notes	1.068%	1/16/2018	38.1	—
50.0	—	Federal Home Loan Bank Discount Notes	1.094% - 1.118%	1/17/2018	50.0	—
30.2	—	Federal Home Loan Bank Discount Notes	1.063%	1/19/2018	30.1	—
20.0	—	Federal Home Loan Bank Discount Notes	1.134%	1/22/2018	20.0	—
38.0	—	Federal Home Loan Bank Discount Notes	1.063%	1/25/2018	37.9	—
36.1	—	Federal Home Loan Bank Discount Notes	1.063%	1/26/2018	36.1	—
29.2	—	Federal Home Loan Bank Discount Notes	1.069% - 1.290%	1/29/2018	29.1	—
24.3	—	Federal Home Loan Bank Discount Notes	1.225%	2/6/2018	24.2	—
47.1	—	Federal Home Loan Bank Discount Notes	1.069% - 1.220%	2/9/2018	47.1	—
11.8	—	Federal Home Loan Bank Discount Notes	1.140%	2/14/2018	11.8	—
25.0	—	Federal Home Loan Bank Discount Notes	1.130%	2/16/2018	25.0	—
10.0	—	Federal Home Loan Bank Discount Notes	1.306%	2/21/2018	10.0	—
40.0	—	Federal Home Loan Bank Discount Notes	1.120%	2/26/2018	39.9	—
39.4	—	Federal Home Loan Bank Discount Notes	1.120% - 1.186%	2/27/2018	39.3	—
22.2	—	Federal Home Loan Bank Discount Notes	1.161% - 1.232%	3/2/2018	22.1	—
45.0	—	Federal Home Loan Bank Discount Notes	1.212% - 1.313%	3/12/2018	44.9	—
28.0	—	Federal Home Loan Bank Discount Notes	1.176%	3/13/2018	27.9	—
5.0	—	Federal Home Loan Bank Discount Notes	1.318%	3/16/2018	5.0	—
40.0	—	Federal Home Loan Bank Discount Notes	1.304%	3/27/2018	39.9	—
47.4	—	Federal Home Loan Bank Discount Notes	1.304%	3/28/2018	47.2	—
40.2	—	Federal Home Loan Bank Discount Notes	1.324%	4/11/2018	40.0	—
15.2	—	Federal Home Loan Bank Discount Notes	1.359%	4/12/2018	15.2	—
29.1	—	Federal Home Loan Bank Discount Notes	1.354%	4/16/2018	29.0	—
39.2	—	Federal Home Loan Bank Discount Notes	1.365%	4/19/2018	39.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2017	2016				2017	2016
$40.2	$—	Federal Home Loan Bank Discount Notes	1.365%	4/20/2018	$40.0	$—
33.2	—	Federal Home Loan Bank Discount Notes	1.365%	4/23/2018	33.0	—
34.2	—	Federal Home Loan Bank Discount Notes	1.375%	4/24/2018	34.1	—
15.2	—	Federal Home Loan Bank Discount Notes	1.371%	4/25/2018	15.2	—
28.4	—	Federal Home Loan Bank Discount Notes	1.403%	5/4/2018	28.2	—
—	16.1	Freddie Mac Discount Notes	0.345%	1/9/2017	—	16.1
—	25.0	Freddie Mac Discount Notes	0.335%	1/10/2017	—	25.0
—	30.0	Freddie Mac Discount Notes	0.391%	1/20/2017	—	30.0
—	13.1	Freddie Mac Discount Notes	0.426%	1/30/2017	—	13.1
—	40.0	Freddie Mac Discount Notes	0.447%	2/6/2017	—	40.0
—	36.9	Freddie Mac Discount Notes	0.436% - 0.457%	2/7/2017	—	36.9
—	44.2	Freddie Mac Discount Notes	0.360%	2/8/2017	—	44.2
—	25.0	Freddie Mac Discount Notes	0.360%	2/10/2017	—	25.0
—	40.0	Freddie Mac Discount Notes	0.365%	2/13/2017	—	40.0
—	30.0	Freddie Mac Discount Notes	0.376%	2/14/2017	—	30.0
—	20.0	Freddie Mac Discount Notes	0.467%	2/21/2017	—	20.0
—	27.0	Freddie Mac Discount Notes	0.386%	2/27/2017	—	27.0
—	15.0	Freddie Mac Discount Notes	0.401%	3/3/2017	—	15.0
—	35.2	Freddie Mac Discount Notes	0.406%	3/7/2017	—	35.2
—	14.0	Freddie Mac Discount Notes	0.411%	3/14/2017	—	14.0
—	50.0	Freddie Mac Discount Notes	0.427%	3/21/2017	—	49.9
—	18.0	Freddie Mac Discount Notes	0.600%	4/21/2017	—	18.0
—	39.9	Freddie Mac Discount Notes	0.457%	5/3/2017	—	39.9
—	22.9	Freddie Mac Discount Notes	0.483%	5/4/2017	—	22.9
41.2	—	Freddie Mac Discount Notes	1.101% - 1.149%	2/2/2018	41.2	—
50.0	—	Freddie Mac Discount Notes	1.101% - 1.139%	2/5/2018	49.9	—
25.0	—	Freddie Mac Discount Notes	1.090%	2/6/2018	25.0	—
20.1	—	Freddie Mac Discount Notes	1.100%	2/7/2018	20.0	—
42.2	—	Freddie Mac Discount Notes	1.099%	2/12/2018	42.1	—
40.0	—	Freddie Mac Discount Notes	1.099%	2/13/2018	39.9	—
30.0	—	Freddie Mac Discount Notes	1.109%	2/14/2018	30.0	—
39.5	—	Freddie Mac Discount Notes	1.120% - 1.130%	2/23/2018	39.4	—
50.0	—	Freddie Mac Discount Notes	1.151%	3/5/2018	49.9	—
50.0	—	Freddie Mac Discount Notes	1.151%	3/6/2018	49.9	—
49.8	—	Freddie Mac Discount Notes	1.182% - 1.202%	3/14/2018	49.6	—
34.2	—	Freddie Mac Discount Notes	1.182%	3/16/2018	34.1	—
10.8	—	Freddie Mac Discount Notes	1.192%	3/19/2018	10.7	—
32.8	—	Freddie Mac Discount Notes	1.202%	3/20/2018	32.7	—
40.0	—	Freddie Mac Discount Notes	1.202%	3/21/2018	39.9	—
30.0	—	Freddie Mac Discount Notes	1.182%	3/22/2018	29.9	—
40.0	—	Freddie Mac Discount Notes	1.212%	3/23/2018	39.9	—
40.0	—	Freddie Mac Discount Notes	1.223%	3/26/2018	39.9	—
24.1	—	Freddie Mac Discount Notes	1.228%	4/4/2018	24.0	—
57.7	—	Freddie Mac Discount Notes	1.228% - 1.269%	4/5/2018	57.5	—
35.2	—	Freddie Mac Discount Notes	1.289%	4/6/2018	35.0	—
34.9	—	Freddie Mac Discount Notes	1.325% - 1.330%	4/10/2018	34.7	—
40.0	—	Freddie Mac Discount Notes	1.325%	4/11/2018	39.8	—
27.2	—	Freddie Mac Discount Notes	1.324%	4/12/2018	27.0	—
40.0	—	Freddie Mac Discount Notes	1.334%	4/13/2018	39.8	—
30.1	—	Freddie Mac Discount Notes	1.365%	4/17/2018	30.0	—
35.2	—	Freddie Mac Discount Notes	1.365%	4/18/2018	35.0	—
4.0	—	Freddie Mac Discount Notes	1.366%	5/4/2018	4.0	—
TOTAL GOVERNMENT AGENCY NOTES (Cost $2,872.8 and $2,309.0)					$2,872.3	$2,308.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

UNITED STATES TREASURY SECURITIES—3.7% and 6.5%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2017	2016				2017	2016
$—	$35.9	United States Treasury Bills	0.345% - 0.369%	1/5/2017	$—	$35.9
—	47.9	United States Treasury Bills	0.423% - 0.428%	1/19/2017	—	48.0
—	36.1	United States Treasury Bills	0.371% - 0.401%	1/26/2017	—	36.1
—	60.1	United States Treasury Bills	0.363% - 0.423%	2/2/2017	—	60.1
—	75.0	United States Treasury Bills	0.315% - 0.426%	2/9/2017	—	75.0
—	48.0	United States Treasury Bills	0.325% - 0.437%	2/16/2017	—	48.0
—	48.0	United States Treasury Bills	0.448% - 0.473%	2/23/2017	—	48.0
—	36.0	United States Treasury Bills	0.368% - 0.477%	3/2/2017	—	36.0
—	48.7	United States Treasury Bills	0.386% - 0.518%	3/9/2017	—	48.7
—	59.9	United States Treasury Bills	0.406% - 0.481%	3/16/2017	—	60.0
—	129.0	United States Treasury Bills	0.380% - 0.533%	3/23/2017	—	129.0
—	25.9	United States Treasury Bills	0.396% - 0.518%	3/30/2017	—	25.9
—	58.9	United States Treasury Bills	0.411% - 0.509%	4/6/2017	—	58.9
—	130.8	United States Treasury Bills	0.518% - 0.529%	4/13/2017	—	130.8
—	49.9	United States Treasury Bills	0.514% - 0.559%	4/20/2017	—	49.9
—	48.2	United States Treasury Bills	0.554% - 0.781%	4/27/2017	—	48.2
—	49.9	United States Treasury Bills	0.514%	5/4/2017	—	49.9
—	42.0	United States Treasury Bills	0.601% - 0.623%	5/11/2017	—	42.0
—	30.1	United States Treasury Bills	0.584% - 0.620%	5/18/2017	—	30.1
—	32.0	United States Treasury Bills	0.587%	6/8/2017	—	32.0
—	74.8	United States Treasury Bills	0.541% - 0.654%	7/20/2017	—	74.7
—	86.7	United States Treasury Bills	0.574% - 0.591%	8/17/2017	—	86.6
—	34.8	United States Treasury Bills	0.696% - 0.934%	9/14/2017	—	34.8
17.8	—	United States Treasury Bills	1.036% - 1.177%	1/2/2018	17.8	—
75.0	—	United States Treasury Bills	1.063% - 1.084%	1/4/2018	75.0	—
21.2	—	United States Treasury Bills	1.128% - 1.236%	1/11/2018	21.2	—
40.0	—	United States Treasury Bills	1.114%	1/18/2018	40.0	—
71.0	—	United States Treasury Bills	1.132%	1/25/2018	70.9	—
36.0	—	United States Treasury Bills	1.106%	2/1/2018	36.0	—
93.0	—	United States Treasury Bills	1.075% - 1.077%	2/8/2018	92.9	—
98.0	—	United States Treasury Bills	1.106% - 1.122%	2/22/2018	97.8	—
81.0	—	United States Treasury Bills	1.060% - 1.117%	3/1/2018	80.8	—
154.0	—	United States Treasury Bills	1.374% - 1.433%	3/29/2018	153.5	—
24.0	—	United States Treasury Bills	1.440%	5/24/2018	23.9	—
85.0	—	United States Treasury Bills	1.432%	6/7/2018	84.5	—
—	69.9	United States Treasury Notes	0.431% - 0.451%	1/31/2017	—	69.9
—	46.9	United States Treasury Notes	0.441% - 0.471%	2/15/2017	—	47.0
—	49.7	United States Treasury Notes	0.502%	2/28/2017	—	49.7
—	50.0	United States Treasury Notes	0.542%	3/15/2017	—	50.0
—	50.0	United States Treasury Notes	0.515%	3/31/2017	—	50.0
—	69.6	United States Treasury Notes	0.550% - 0.621%	5/31/2017	—	69.6
—	40.1	United States Treasury Notes	0.580%	6/15/2017	—	40.1
—	50.0	United States Treasury Notes	0.586%	6/30/2017	—	50.0
—	30.0	United States Treasury Notes	0.668% - 0.710%	7/31/2017	—	30.0
50.0	—	United States Treasury Notes	1.148% - 1.180%	1/31/2018	50.0	—
40.0	—	United States Treasury Notes	1.175% - 1.184%	2/15/2018	40.0	—
48.0	—	United States Treasury Notes	1.200%	2/28/2018	47.9	—
40.0	—	United States Treasury Notes	1.179%	3/15/2018	40.0	—
43.1	—	United States Treasury Notes	1.333% - 1.378%	6/15/2018	43.0	—
TOTAL UNITED STATES TREASURY SECURITIES (Cost $1,015.3 and $1,745.0)					$1,015.2	$1,744.9
TOTAL OTHER MARKETABLE SECURITIES (Cost $3,888.1 and $4,054.0)					$3,887.5	$4,053.8
TOTAL MARKETABLE SECURITIES (Cost $4,879.1 and $4,937.9)					$5,125.5	$5,135.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

LOANS RECEIVABLE—1.1% and 1.1%

		Maturity Date	Fair Value at December 31,
Borrower	Interest Rate(7)		2017	2016
DJM Capital Partners(8)	4.200%	7/1/2018	$34.2	$32.3
Simply Self Storage Portfolio	8.250%	9/6/2021	37.6	37.6
State Street Financial Center Junior Mezz	6.500%	11/10/2021	125.1	125.2
Charles River Plaza North	6.080%	4/6/2029	101.9	100.6
TOTAL LOANS RECEIVABLE (Cost $296.7 and $294.8)			$298.8	$295.7
TOTAL INVESTMENTS (Cost $22,823.6 and $22,581.2)			$27,170.0	$26,643.7

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 8.

(2)	The fair value reflects the Account's interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield.

(5)	The assets held in this investment were liquidated on February 18, 2015, with final dissolution on December 13, 2017.

(6)	A partial disposition of assets held by the portfolio was completed on February 1, 2017.

(7)	Represents the fixed interest rate on this investment.

(8)	This loan has the option to increase the principal balance up to $35.0 million and includes a one year extension option at a 5.0% annual interest only rate.

(9)	All or a portion of these securities are out on loan. The aggregate value of securities on loan is $18.1 million.

(10)	The assets held in this investment were in liquidation as of May 2014, with final dissolution expected in 2018.

(11)	A partial disposition of assets held by the portfolio was completed on August 17, 2017.

(12)	A portion of this investment consists of land for development that was acquired on December 19, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees of Teachers Insurance and Annuity Association of America and Participants of TIAA Real Estate Account
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the TIAA Real Estate Account and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Account as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Account’s management. Our responsibility is to express an opinion on the Account’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Account in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Account is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Account's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 15, 2018
We have served as the Account's auditor since 2005.

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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act, under the supervision and with the participation of our PEO and PFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon management’s review, the PEO and the PFO concluded with reasonable assurance that the registrant’s disclosure controls and procedures were effective as of December 31, 2017.
(b) Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), is a process designed by, or under the supervision of the Account’s PEO and PFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Account’s Consolidated Financial Statements for external purposes in accordance with U.S. generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has made a comprehensive review, evaluation, and assessment of the Account’s internal control over financial reporting as of December 31, 2017. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management has concluded that as of December 31, 2017, the Account’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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

PART III

ITEMS 10 AND 11. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT; EXECUTIVE COMPENSATION.
The TIAA Real Estate Account has no officers or directors. Rather, TIAA officers, under the direction and control of the Board, manage the investment of the Account's assets, following investment management procedures that TIAA has adopted for the Account. No TIAA trustee or executive officer receives compensation from the Account. The Trustees and certain executive officers of TIAA as of March 1, 2018, their years of birth and their principal occupations during at least the last five years, are as follows:
Trustees
Ronald L. Thompson (Chairman), YOB: 1949
Director, Fiat Chrysler Automobiles (2014 to present). Member, Plymouth Ventures Partnership II Advisory Board (2010 to present). Director, Medical University of South Carolina Foundation (2013 to present), and Trustee, Washington University in St. Louis (1987 to 2013 and 2014 to present).
Jeffrey R. Brown, YOB: 1968
Josef and Margot Lakonishok Professor of Business and Dean of the Gies College of Business at the University of Illinois at Urbana-Champaign (2015 to present). Professor of Finance and Director of the Center for Business and Public Policy, University of Illinois at Urbana-Champaign (2007 to present). Board Member, Center for Audit Quality (2016 to present).
James R. Chambers, YOB: 1957
Special Advisor, Board, Weight Watchers International, Inc. (2016). Director, President and Chief Executive Officer (2012 to 2016), Weight Watchers International, Inc. President, US Snacks and Confectionary at Kraft Foods (2010 to 2012). Director, Big Lots, Inc. (2012 to present).
Lisa W. Hess, YOB: 1955
President and Managing Partner, SkyTop Capital (2010 to present). Director, Radian Group, Inc. (2011 to present).
Edward M. Hundert, M.D., YOB: 1956
Dean for Medical Education and Daniel D. Federman, M.D. Professor in Residence of Global Health and Social Medicine and Medical Education, Harvard University Medical School (2014 to present). Senior lecturer in Medical Ethics (2007 to 2014), Director of the Center for Teaching and Learning, Harvard Medical School (2011 to 2014).
Lawrence H. Linden, YOB: 1947
Founding Trustee, Linden Trust for Conservation (1993 to present), Director, World Wildlife Fund (2002 to present). Advisory Director, Redstone Strategy Group (2006 to present). Strategic Advisory Board Member, New World Capital Group (2011 to present).
Maureen O’Hara, YOB: 1953
R.W. Purcell Professor of Finance, Johnson Graduate School of Management, Cornell University (1992 to present), where she has taught since 1979. Professor of Finance, University of Technology Sydney (2016 to present).
Donald K. Peterson, YOB: 1949
Director, Sanford C. Bernstein Fund Inc. (2007 to present). Director, Bernstein Fund Inc. (2015 to present). Trustee Emeritus, Worcester Polytechnic Institute (2015 to present).
Sidney A. Ribeau, YOB: 1947
Professor of Communications, Howard University (2014 to present). President, Howard University (2008 to 2013). Co-founder, TM2 Education Search (2016 to present). Director, Worthington Industries (2000 to present).
Dorothy K. Robinson, YOB: 1951
Of Counsel, K&L Gates (2016 to present). Senior Counselor to the President, Yale University (2014 to 2015). Vice President and General Counsel, Yale University (1995 to 2014).

Kim M. Sharan, YOB: 1957
Founder and CEO, Kim M. Sharan, LLC (2004 to present). President of Financial Planning and Wealth Strategies and Chief Marketing Officer, Ameriprise Financial (2002 to 2014). Board Member, Partner Here (2014 to present). Director, Girls Inc. (2014 to present).
David L. Shedlarz, YOB: 1948
Director, Pitney Bowes Inc. (2001 to present). Director, The Hershey Company (2008 to present). Director, Teladoc, Inc. (2016 to present).
Marta Tienda, YOB: 1950
Maurice P. During ’22 Professor in Demographic Studies and Professor of Sociology and Public Affairs, Princeton University (since 1999). Director, Novume Solutions (2017 to present). Board Chair (2017 to present), Trustee (2004 to present), Alfred P. Sloan Foundation. Trustee, Jacobs Foundation of Switzerland (1999 to present). Board member, Robin Hood Foundation (2017 to present).
Officer—Trustees
Roger W. Ferguson, Jr., YOB: 1951
President and Chief Executive Officer of TIAA and CREF (since 2008).
Other TIAA Executive Officers
Carol W. Deckbar, YOB: 1962
Executive Vice President, Institutional Investment and Endowment Services of TIAA and Executive Vice President of CREF. Prior positions: Executive Vice President, CEO, TIAA-CREF Asset Management at TIAA; Executive Vice President, COO Asset Management at TIAA.
Virginia M. Wilson, YOB: 1954
Senior Executive Vice President, Chief Financial Officer of TIAA and Executive Vice President, Chief Financial Officer and Principal Accounting Officer of CREF. Prior position: Executive Vice President, Chief Financial Officer of TIAA.
Ronald Pressman, YOB: 1958
Senior Executive Vice President, Institutional Financial Services Chief Executive Officer of TIAA, and Executive Vice President of the TIAA-CREF Fund Complex. Prior positions: Executive Vice President and Chief Operating Officer of TIAA.
Kathie J. Andrade, YOB: 1960
Senior Executive Vice President, Retail Financial Services Chief Executive Officer of TIAA. Prior position: Executive Vice President, Head of Individual Advisory Services of TIAA.
Portfolio Management Team
Randy Giraldo, YOB: 1975
Managing Director, Portfolio Manager, Head of TIAA Real Estate Account. Head of Portfolio Management for THRE division of Nuveen. Prior position: Managing Director.
Gordon (Chris) McGibbon, YOB: 1972
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The TIAA General Account plays a significant role in operating the Account, including providing a liquidity guarantee, and investment advisory, administrative, and other services. In addition, Services, a wholly-owned subsidiary of TIAA, provides distribution services for the Account.
Liquidity Guarantee. If the Account’s liquid assets and its cash flow from operating activities and participant transactions are insufficient to fund redemption requests, the TIAA general account has agreed to purchase liquidity units. TIAA thereby guarantees that a participant can redeem accumulation units at their net asset value next determined. For the year ended December 31, 2017, the Account expensed $47.0 million for this liquidity guarantee from TIAA through a daily deduction from the net assets of the Account.
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
For the year ended December 31, 2017, the Account expensed $72.0 million for investment management services and $1.2 million for mortality and expense risks provided/borne by TIAA. For the same period, the Account expensed $85.0 million for administrative and distribution services provided by TIAA and Services.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PricewaterhouseCoopers LLP (“PwC”) performs independent audits of the registrant’s consolidated financial statements. To maintain auditor independence and avoid even the appearance of conflicts of interest, the registrant, as a policy, does not engage PwC for management advisory or consulting services.
Audit Fees. PwC’s fees for professional services rendered for the audits of the registrant’s annual consolidated financial statements for the years ended December 31, 2017 and 2016 and review of consolidated financial statements included in the registrant’s quarterly reports were $1,198,800 and $1,163,900 respectively.
Audit-Related Fees. The registrant had no audit-related services for the years ended December 31, 2017 and 2016.
Tax Fees. PwC had no tax fees with respect to registrant for the years ended December 31, 2017 and 2016.
All Other Fees. Other than as set forth above, there were no additional fees with respect to registrant.

Preapproval Policy. In June of 2003, the audit committee of the Board (“Audit Committee”) adopted a Preapproval Policy for External Audit Firm Services (the “Policy”), which applies to the registrant. The Policy describes the types of services that may be provided by the independent auditor to the registrant without impairing the auditor’s independence. Under the Policy, the Audit Committee is required to preapprove services to be performed by the registrant’s independent auditor in order to ensure that such services do not impair the auditor’s independence.
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
Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account, dated as of January 1, 2008, by and among Teachers Insurance and Annuity Association of America, for itself and on behalf of the Account, and TIAA-CREF Individual & Institutional Services, LLC[4]

http://www.sec.gov/Archives/edgar/data/946155/000093041313001686/c72835_ex1a.htm
(3)	(A)	Restated Charter of TIAA (as amended)[5]
http://www.sec.gov/Archives/edgar/data/946155/000093041315001888/c80401_ex3a.htm
	(B)	Amended Bylaws of TIAA[6]
http://www.sec.gov/Archives/edgar/data/946155/000093041315001888/c80401_ex3b.htm
(4)	(A)
Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements,[2] Keogh Contract,[3] Retirement Select and Retirement Select Plus Contracts and Endorsements[1] and Retirement Choice and Retirement Choice Plus Contracts[3]

http://www.sec.gov/Archives/edgar/data/946155/000093041304002268/c31392_ex4-a.txt
http://www.sec.gov/Archives/edgar/data/946155/0000950146-96-000627-index.html
http://www.sec.gov/Archives/edgar/data/946155/000093041305003249/c35876_ex4.htm
	(B)	Forms of Income-Paying Contracts[2]
http://www.sec.gov/Archives/edgar/data/946155/0000950146-96-000627-index.html
	(C)	Form of Contract Endorsement for Internal Transfer Limitation[7]
http://www.sec.gov/Archives/edgar/data/946155/000093041310005579/c62766_ex-4c.htm
	(D)	Form of Non-ERISA Retirement Choice Plus Contract[9]
http://www.sec.gov/Archives/edgar/data/946155/000162828017002745/exhibit4d1.htm
http://www.sec.gov/Archives/edgar/data/946155/000162828017002745/exhibit4d2.htm
	(E)	Form of Trust Company Retirement Choice Contract[10]
http://www.sec.gov/Archives/edgar/data/946155/000162828017002745/exhibit4e1.htm
http://www.sec.gov/Archives/edgar/data/946155/000162828017002745/exhibit4e2.htm
	(F)	Form of Trust Company Retirement Choice Plus Contract[11]
http://www.sec.gov/Archives/edgar/data/946155/000162828017002745/exhibit4f1.htm
http://www.sec.gov/Archives/edgar/data/946155/000162828017002745/exhibit4f2.htm
(G)
Form of Income Test Drive Endorsement for Retirement Annuity Contracts. After-Tax Retirement Annuity Contracts, Supplemental Retirement Annuity Contracts and IRA Contracts (including Rollover IRA, Contributory IRA, Roth IRA, OneIRA)*

(H)
Form of Income Test Drive Endorsement for Group Retirement Annuity Certificates, Group Supplemental Retirement Annuity Certificates, Keogh Certificates, Retirement Choice Certificates, Retirement Choice Plus Certificates, Non-ERISA Retirement Choice Plus Certificates, Trust Retirement Choice Certificates, and Trust Retirement Choice Plus Certificates*

	(I)	Form of OneIRA Non-Qualified Deferred Annuity Contract (and Rate Schedule)*
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of February 21, 2018, between TIAA, on behalf of the Registrant, and RERC, LLC[12]
http://www.sec.gov/Archives/edgar/data/946155/000162828018002605/ifsrercsigned20180223.htm
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.[8]
http://www.sec.gov/Archives/edgar/data/946155/000093041313001652/c71842_ex10-b.htm
(14)		Code of Ethics of TIAA*
(31)		Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications*
(32)		Section 1350 Certifications*
(101)
The following financial information from the annual report on Form 10-K for the periods ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Assets and Liabilities, (ii) the Statements of Operations, (iii) the Statements of Changes in Net Assets, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements. Any other required schedule has been omitted because the schedule is not applicable to the registrant.**

*	Filed herewith.

**	Furnished electronically herewith.

(1)
Previously filed and incorporated herein by reference to Exhibit 4(A) to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed April 29, 2004 (File No. 333-113602).

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

(8)
Previously filed and incorporated herein by reference to Exhibit 10(B) to the Annual Report on Form 10-K of the Account for the fiscal year ended December 31, 2012 and filed with the Commission on March 14, 2013 (File No. 33-92990).

(9)	Previously filed and incorporated by reference to Exhibit 4(D)(1) and 4(D)(2) to the Account's Registration Statement on Form S-1, filed with the Commission on March 21, 2017 (File No. 333-216849).

(10)	Previously filed and incorporated by reference to Exhibit 4(E)(1) and 4(E)(2) to the Account's Registration Statement on Form S-1, filed with the Commission on March 21, 2017 (File No. 333-216849).

(11)	Previously filed and incorporated by reference to Exhibit 4(F)(1) and 4(F)(2) to the Account's Registration Statement on Form S-1, filed with the Commission on March 21, 2017 (File No. 333-216849).

(12)	Previously filed and incorporated by reference to Exhibit 10.1 to the Account's Current Report on Form 8-K, filed with the Commission on March 1, 2018 (File No. 33-92990).
ITEM 16. FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 15th day of March, 2018.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

March 15, 2018		/s/ Carol W. Deckbar
Carol W. Deckbar
Executive Vice President, Institutional Investment & Endowment Services
Teachers Insurance and Annuity Association of America
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROGER W. FERGUSON, JR.	President and Chief Executive Officer of Teachers Insurance and Annuity Association of America and Trustee	March 15, 2018
/s/ CAROL W. DECKBAR	Executive Vice President, Institutional Investment & Endowment Services of Teachers Insurance and Annuity Association of America (Principal Executive Officer)	March 15, 2018
/s/ VIRGINIA M. WILSON	Senior Executive Vice President and Chief Financial Officer, Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)	March 15, 2018
/s/ RONALD L. THOMPSON	Chairman of the Board of Trustees	March 15, 2018
/s/ JEFFREY R. BROWN	Trustee	March 15, 2018
/s/ JAMES R. CHAMBERS	Trustee	March 15, 2018
/s/ LISA W. HESS	Trustee	March 15, 2018
/s/ EDWARD M. HUNDERT, M.D.	Trustee	March 15, 2018
/s/ LAWRENCE H. LINDEN	Trustee	March 15, 2018
/s/ MAUREEN O’HARA	Trustee	March 15, 2018
/s/ DONALD K. PETERSON	Trustee	March 15, 2018
/s/ SIDNEY A. RIBEAU	Trustee	March 15, 2018
/s/ DOROTHY K. ROBINSON	Trustee	March 15, 2018
/s/ KIM M. SHARAN	Trustee	March 15, 2018
/s/ DAVID L. SHEDLARZ	Trustee	March 15, 2018
/s/ MARTA TIENDA	Trustee	March 15, 2018

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT
Because the Registrant has no voting securities, nor its own management or board of directors, no annual report or proxy materials will be sent to contract owners holding interests in the Account.