Form 10-Q
period 2018-03-31
TIAA REAL ESTATE ACCOUNT
filed 2018-05-08
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to __________
Commission file number: 33-92990; 333-223713

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
YES ☐  NO ☒

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $13,033.5 and $12,972.5)	$15,906.0	$15,742.7
Real estate joint ventures and limited partnerships (cost: $4,555.5 and $4,675.3)	5,898.3	6,003.0
Marketable securities:
Real estate-related (cost: $1,196.3 and $991.0)	1,352.2 (1)	1,238.0	(1)
Other (cost: $3,995.5 and $3,888.1)	3,994.8	3,887.5
Loans receivable (cost: $316.8 and $296.7)	319.0	298.8
Total investments (cost: $23,097.6 and $22,823.6)	27,470.3	27,170.0
Cash and cash equivalents	9.1	11.7
Due from investment manager	8.0	1.0
Other	257.2 (2)	270.9	(2)
TOTAL ASSETS	27,744.6	27,453.6
LIABILITIES
Mortgage loans payable, at fair value (principal outstanding: $2,622.2 and $2,238.6)	2,594.2	2,238.3
Accrued real estate property expenses	203.9	199.1
Payable for collateral for securities loaned	15.9	18.5
Other	56.7	55.1
TOTAL LIABILITIES	2,870.7	2,511.0
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	24,359.3	24,430.8
Annuity Fund	514.6	511.8
TOTAL NET ASSETS	$24,873.9	$24,942.6
NUMBER OF ACCUMULATION UNITS OUTSTANDING	60.6	61.3
NET ASSET VALUE, PER ACCUMULATION UNIT	$402.123	$398.329
(1) Includes securities loaned of $15.5 million at March 31, 2018 and $18.1 million at December 31, 2017.
(2) Includes cash collateral for securities loaned of $15.9 million at March 31, 2018 and $18.5 million at December 31, 2017.

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
INVESTMENT INCOME
Real estate income, net:
Rental income	$272.0	$258.4
Real estate property level expenses and taxes:
Operating expenses	57.3	55.3
Real estate taxes	44.9	42.5
Interest expense	23.8	22.5
Total real estate property level expenses and taxes	126.0	120.3
Real estate income, net	146.0	138.1
Income from real estate joint ventures and limited partnerships	54.9	45.9
Interest	18.1	9.7
Dividends	9.7	(0.7)
TOTAL INVESTMENT INCOME	228.7	193.0
Expenses:
Investment management charges	14.6	20.5
Administrative charges	14.8	15.6
Distribution charges	6.9	7.2
Mortality and expense risk charges	0.3	0.3
Liquidity guarantee charges	12.2	10.2
TOTAL EXPENSES	48.8	53.8
INVESTMENT INCOME, NET	179.9	139.2
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	(11.8)	(17.2)
Real estate joint ventures and limited partnerships	0.2	—
Marketable securities	3.0	4.6
Net realized loss on investments	(8.6)	(12.6)
Net change in unrealized appreciation (depreciation) on:
Real estate properties	102.3	51.8
Real estate joint ventures and limited partnerships	24.3	61.0
Marketable securities	(90.8)	23.3
Loans receivable	0.1	—
Mortgage loans payable	27.7	11.6
Net change in unrealized appreciation on investments and mortgage loans payable	63.6	147.7
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	55.0	135.1
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$234.9	$274.3

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
FROM OPERATIONS
Investment income, net	$179.9	$139.2
Net realized loss on investments	(8.6)	(12.6)
Net change in unrealized appreciation on investments and mortgage loans payable	63.6	147.7
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	234.9	274.3
FROM PARTICIPANT TRANSACTIONS
Premiums	669.1	779.5
Annuity payments	(11.2)	(10.9)
Withdrawals and death benefits	(961.5)	(699.9)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	(303.6)	68.7
NET INCREASE (DECREASE) IN NET ASSETS	(68.7)	343.0
NET ASSETS
Beginning of period	24,942.6	24,304.7
End of period	$24,873.9	$24,647.7

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$234.9	$274.3
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss on investments	8.6	12.6
Net change in unrealized appreciation on investments and mortgage loans payable	(63.6)	(147.7)
Purchase of real estate properties	(168.3)	—
Capital improvements on real estate properties	(41.7)	(33.9)
Proceeds from sale of real estate properties	143.4	115.4
Purchases of long term investments	(221.7)	(276.4)
Proceeds from long term investments	148.9	34.5
Increase in loans receivable	(20.1)	(1.0)
Increase in other investments	(107.3)	(36.6)
Change in due from investment manager	(7.0)	(6.7)
Decrease in other assets	11.4	97.8
Decrease in other liabilities	(2.3)	(98.7)
NET CASH USED IN OPERATING ACTIVITIES	(84.8)	(66.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	386.0	—
Payments of mortgage loans	(2.4)	(0.2)
Premiums	669.1	779.5
Annuity payments	(11.2)	(10.9)
Withdrawals and death benefits	(961.5)	(699.9)
NET CASH PROVIDED BY FINANCING ACTIVITIES	80.0	68.5
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4.8)	2.1
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period cash, cash equivalents and restricted cash	54.0	48.8
Net increase (decrease) in cash, cash equivalents and restricted cash	(4.8)	2.1
End of period cash, cash equivalents and restricted cash	$49.2	$50.9
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$23.9	$22.6
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	For the Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	$9.1	$9.8
Restricted cash(1)	40.1	41.1
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$49.2	$50.9
(1) Restricted cash is included within other assets on the Account's Statements of Assets and Liabilities.

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
Foreign Currency Transactions and Translation: Portfolio investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the end of the period. Purchases and sales of securities, income receipts and expense payments made in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the respective dates of the transactions. The effect of any changes in foreign currency exchange rates on portfolio investments and mortgage loans payable are included in net realized and unrealized gains and losses on real estate properties and mortgage loans payable. Net realized gains and losses on foreign currency transactions include disposition of foreign currencies, and currency gains and losses between the accrual and receipt dates of portfolio investment income and between the trade and settlement dates of portfolio investment transactions. Currently, the Account does not hold any foreign investments.
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
Restricted Cash: The Account held restricted cash in escrow accounts for security deposits, as required by certain states, as well as property taxes, insurance, and various other property related matters as required by certain creditors related to outstanding mortgage loans payable collateralized by certain real estate investments. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See Note 6—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.
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
New Accounting Pronouncements: In May 2014, the FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes all existing revenue recognition guidance and establishes a five-step model to measure and recognize revenue. ASU 2014-09 was effective for fiscal years beginning after December 15, 2017 and the Account adopted this guidance as of January 1, 2018 utilizing the modified retrospective adoption approach. Under this approach, ASU 2014-09 was applied to all contracts that were not completed as of the date of adoption. Based on the Accounts implementation procedures, the adoption of ASU 2014-09 had an immaterial impact to the Account.
The Account adopted the Accounting Standards Update 2016-01, Financials Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01") as of January 1, 2018. ASU 2016-01 amends, among other items, certain aspects of the recognition, measurement, presentation and disclosure of financial statements. The adoption of ASU 2016-01 had an immaterial impact to the Account.
The Account adopted the Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15") as of January 1, 2018. ASU 2016-15 clarifies how to present cash receipts and cash payments for certain activity in the Statement of Cash Flows. The adoption of ASU 2016-15 was retrospectively applied and had an immaterial impact to the Account.
The Account adopted the Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18") as of January 1, 2018. ASU 2016-18 states that the statement of cash flows should present beginning-of-period and end-of-period total amounts that include cash and restricted cash. Transfers between cash and restricted cash will no longer be presented as operating activities within the statement of cash flows. The adoption of ASU 2016-18 was retrospectively applied and required modification to the presentation of restricted cash on the Account's Consolidated Statements of Cash Flows for the current period as of March 31, 2018 and prior period as of March 31, 2017.
The Account adopted the Accounting Standards Update 2017-05, Other Income-Gains and Loss from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05") as of January 1, 2018, utilizing the modified retrospective adoption approach. ASU 2017-05 clarifies the scope and application of ASC 610-20 on the sale or transfer of non-financial assets and in substance non-financial assets to non-customers, including partial sales. The adoption of ASU 2017-05 had an immaterial impact to the Account.
In February 2016, the FASB issued Accounting Standards Update 2016-02 Leases (Topic 842) (“ASU 2016-02”) which will supersede Topic 840, Leases. This ASU applies to all entities that enter into a lease. Lessees will be required to report assets and liabilities that arise from leases. Lessor accounting is expected to remain unchanged except in certain circumstances. The ASU also contains certain practical expedients, which the Account plans to elect, including the practical expedient not to separate lease and non-lease components whereby both components are accounted for and recognized as lease components. Under ASC 842 as a lessor, lease components will be recognized on a straight line basis, while non-lease components will be recognized in accordance with the new revenue standard. The Account is in the process of evaluating the impact the ASU will have on its consolidated financial statements.  The Account’s tenant reimbursement revenues generated from common area and maintenance services that are provided to its tenants are considered a non-lease component that must be separated, allocated based on the transaction price allocation guidance and accounted for according to the new revenue standard. In January 2018, the FASB issued a proposal for comment that would allow lessors to elect a similar practical expedient by class of underlying assets to not separate non-lease components from the lease component. The lessor’s practical expedient election would be limited to circumstances in which (i) the timing and pattern of revenue recognition are the same for the non-lease component and the related lease component and (ii) the combined single lease component would be classified as an operating lease. If the exposed practical expedient is issued in its existing form, the Account expects to elect the practical expedient which would allow the Account the ability to combine the lease and non-lease components if the underlying asset meets the two criteria above. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including all interim periods within those fiscal years. The proposed changes were tentatively approved by the FASB in March 2018. Management has completed its initial scoping for the adoption of the ASU 2016-02 and does not expect the adoption of such guidance to materially impact the Account.
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
The Account is a party to the Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account (the “Distribution Agreement”), dated January 1, 2008, by and among TIAA, for itself and on behalf of the Account, and TIAA-CREF Individual and Institutional Services, LLC (“Services”), a wholly-owned subsidiary of TIAA and a registered broker-dealer and a member of the Financial Industry Regulatory Authority. Pursuant to the Distribution Agreement, Services performs distribution services for the Account which include, among other things, (i) distributing of annuity contracts issued by TIAA and funded by the Account, (ii) advising existing annuity contract owners in connection with their accumulations and (iii) helping employers implement and manage retirement plans. In addition, TIAA performs administrative functions for the Account, which include, among other things, (i) maintaining accounting records and performing accounting services, (ii) receiving and allocating premiums, (iii) calculating and making annuity payments, (iv) processing withdrawal requests, (v) providing regulatory compliance and reporting services, (vi) maintaining the Account’s records of contract ownership and (vii) otherwise assisting generally in all aspects of the Account’s operations. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, as applicable, on an at cost basis.

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
Note 3—Credit Risk Concentrations
Concentrations of credit risk may arise when a number of properties or tenants are located in a similar geographic region such that the economic conditions of that region could impact tenants’ obligations to meet their contractual obligations or cause the values of individual properties to decline. As of March 31, 2018, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 2% of the rental income of the Account.
The Account’s wholly-owned real estate investments and investments in joint venture are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of March 31, 2018:

Diversification by Fair Value(1)

	West	East	South	Midwest	Total
Office	16.3%	20.0%	5.1%	—%	41.4%
Apartment	8.5%	8.0%	4.2%	0.9%	21.6%
Retail	8.2%	3.0%	7.6%	0.7%	19.5%
Industrial	7.6%	2.1%	4.0%	0.8%	14.5%
Other(2)	0.4%	2.4%	0.1%	0.1%	3.0%
Total	41.0%	35.5%	21.0%	2.5%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interests in Storage Portfolio investments, a fee interest encumbered by a ground lease real estate investment and land.
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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 (unaudited) and December 31, 2017, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3); and practical expedient (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at March 31, 2018
Real estate properties	$—	$—	$15,906.0	$—	$15,906.0
Real estate joint ventures	—	—	5,805.6	—	5,805.6
Limited partnerships	—	—	—	92.7	92.7
Marketable securities:
Real estate-related	1,352.2	—	—	—	1,352.2
Government agency notes	—	2,918.8	—	—	2,918.8
United States Treasury securities	—	1,076.0	—	—	1,076.0
Loans receivable	—	—	319.0	—	319.0
Total Investments at March 31, 2018	$1,352.2	$3,994.8	$22,030.6	$92.7	$27,470.3
Mortgage loans payable	$—	$—	$(2,594.2)	$—	$(2,594.2)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2017
Real estate properties	$—	$—	$15,742.7	$—	$15,742.7
Real estate joint ventures	—	—	5,860.6	—	5,860.6
Limited partnerships	—	—	—	142.4	142.4
Marketable securities:
Real estate-related	1,238.0	—	—	—	1,238.0
Government agency notes	—	2,872.3	—	—	2,872.3
United States Treasury securities	—	1,015.2	—	—	1,015.2
Loans receivable	—	—	298.8	—	298.8
Total Investments at December 31, 2017	$1,238.0	$3,887.5	$21,902.1	$142.4	$27,170.0
Mortgage loans payable	$—	$—	$(2,238.3)	$—	$(2,238.3)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2018 and 2017 (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2018
Beginning balance January 1, 2018	$15,742.7	$5,860.6	$298.8	$21,902.1	$(2,238.3)
Total realized and unrealized gains included in changes in net assets	90.5	24.2	0.1	114.8	27.7
Purchases(1)	216.2	14.4	20.1	250.7	(386.0)
Sales	(143.4)	—	—	(143.4)	—
Settlements(2)	—	(93.6)	—	(93.6)	2.4
Ending balance March 31, 2018	$15,906.0	$5,805.6	$319.0	$22,030.6	$(2,594.2)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2017
Beginning balance January 1, 2017	$15,452.8	$5,622.4	$295.7	$21,370.9	$(2,332.1)
Total realized and unrealized gains included in changes in net assets	34.6	62.7	—	97.3	11.6
Purchases(1)	29.5	251.7	1.0	282.2	—
Sales	(115.4)	—	—	(115.4)	—
Settlements(2)	—	(0.3)	—	(0.3)	0.2
Ending balance March 31, 2017	$15,401.5	$5,936.5	$296.7	$21,634.7	$(2,320.3)

(1)	Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable and assumption of mortgage loans payable.

(2)	Includes operating income for real estate joint ventures, net of distributions, and principal payments and extinguishment of mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of March 31, 2018 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 8.6% (6.6%) 4.0% - 7.5% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 7.0% (4.8%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 8.9% (6.8%) 4.5% - 8.3% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 7.5% (5.0%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.0% - 7.8% (6.2%) 3.5% - 6.3% (4.8%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3% - 5.8% (4.3%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.0% - 11.0% (6.4%) 4.3% - 9.0% (5.2%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 10.0% (4.6%)
Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	36.4% - 68.7% (46.9%) 3.9% - 5.5% (4.2%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	36.4% - 68.7% (46.9%) 1.2 - 1.5 (1.3)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	26.9% - 63.9% (39.9%) 3.4% - 4.0% (3.7%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	26.9% - 63.9% (39.9%) 1.1 - 1.4 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	17.8% - 56.7% (32.7%) 3.6% - 4.8% (3.9%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	17.8% - 56.7% (32.7%) 1.1 - 1.4 (1.2)
Loans Receivable	Office, Retail and Storage	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	59.5% - 77.5% (75.4%) 4.2% - 8.3% (6.4%)

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
During the three months ended March 31, 2018 and 2017, there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2018	$94.6	$24.2	$0.1	$118.9	$27.7
For the three months ended March 31, 2017	$38.6	$62.7	$—	$101.3	$11.6
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
Note 5—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have mortgage loans payable collateralized by the properties owned by the aforementioned joint ventures. At March 31, 2018, the Account held investments in joint ventures with ownership interest percentages that ranged from 33.3% to 97.5%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The fair value of the Account’s equity interest in these joint ventures was $5.8 billion and $5.9 billion at March 31, 2018 and December 31, 2017, respectively.
A condensed summary of the results of operations of the joint ventures are shown below (in millions, unaudited):

	For the Three Months Ended March 31,
	2018	2017
Operating Revenue and Expenses
Revenues	$225.8	$211.9
Expenses	140.6	103.9
Excess of revenues over expenses	$85.2	$108.0

Note 6—Mortgage Loans Payable
At March 31, 2018, the Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Annual Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of		Maturity
		March 31, 2018	December 31, 2017
		(Unaudited)
Mass Court(1) (4)	2.88% paid monthly	91.6	92.1	September 1, 2019
Red Canyon at Palomino Park(4) (5)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(4) (5)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(4) (5)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows Apartments(4)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Knoll(1) (4)	3.98% paid monthly	17.4	17.5	December 5, 2020
The Corner(4)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(1) (4)	4.25% paid monthly	78.4	78.8	January 10, 2022
The Forum at Carlsbad(1) (4)	4.25% paid monthly	88.5	88.9	March 1, 2022
The Colorado(1)(4)	3.69% paid monthly	91.1	91.7	November 1, 2022
The Legacy at Westwood(1) (4)	3.69% paid monthly	46.5	46.7	November 1, 2022
Regents Court(1) (4)	3.69% paid monthly	39.4	39.6	November 1, 2022
Fourth & Madison(4)	3.75% paid monthly	200.0	200.0	June 1, 2023
1001 Pennsylvania Avenue	3.70% paid monthly	330.0	330.0	June 1, 2023
1401 H Street NW(4)	3.65% paid monthly	115.0	115.0	November 5, 2024
Circa Green Lake(4)	3.71% paid monthly	52.0	—	March 5, 2025
Union - South Lake Union(4)	3.66% paid monthly	57.0	—	March 5, 2025
32 South State Street(4)	4.48% paid monthly	24.0	24.0	June 6, 2025
780 Third Avenue(4)	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue(4)	3.55% paid monthly	20.0	20.0	August 1, 2025
701 Brickell Avenue(4)	3.66% paid monthly	184.0	184.0	April 1, 2026
55 Second Street(4) (6)	3.74% paid monthly	137.5	137.5	October 1, 2026
1900 K Street, NW	3.93% paid monthly	163.0	163.0	April 1, 2028
501 Boylston Street(4)	3.70% paid monthly	216.5	216.5	April 1, 2028
99 High Street(4)	3.90% paid monthly	277.0	—	March 1, 2030
Total Principal Outstanding		$2,622.2	$2,238.6
Fair Value Adjustment(3)		(28.0)	(0.3)
Total Mortgage Loans Payable		$2,594.2	$2,238.3

(1)	The mortgage is adjusted monthly for principal payments.

(2)	Interest rates are fixed. Some mortgages held by the Account are structured to begin principal and interest payments after an initial interest only period.

(3)
The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1—Organization and Significant Accounting Policies.

(4)	These properties are each owned by separate wholly-owned subsidiaries of TIAA for benefit of the Account.

(5)	Represents mortgage loans on these individual properties which are held within the Palomino Park portfolio.

(6)	This mortgage is comprised of three individual loans, all with equal recourse, interest rate and maturity. The principal balances by loan are $79.0 million, $45.0 million and $13.5 million.

Note 7—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Three Months Ended March 31, 2018	Years Ended December 31,
		2017	2016	2015
	(Unaudited)
Per Accumulation Unit Data:
Rental income	$4.463	$17.132	$16.433	$15.538
Real estate property level expenses and taxes	2.067	7.722	7.534	7.319
Real estate income, net	2.396	9.410	8.899	8.219
Other income	1.357	4.762	3.594	3.342
Total income	3.753	14.172	12.493	11.561
Expense charges(1)	0.801	3.318	3.290	3.092
Investment income, net	2.952	10.854	9.203	8.469
Net realized and unrealized gain on investments and mortgage loans payable	0.842	5.839	9.660	18.911
Net increase in Accumulation Unit Value	3.794	16.693	18.863	27.380
Accumulation Unit Value:
Beginning of period	398.329	381.636	362.773	335.393
End of period	$402.123	$398.329	$381.636	$362.773
Total return(3)	0.95%	4.37%	5.20%	8.16%
Ratios to Average net assets(2):
Expenses(1)	0.80%	0.83%	0.86%	0.86%
Investment income, net	2.95%	2.72%	2.41%	2.37%
Portfolio turnover rate(3):
Real estate properties(4)	0.8%	2.7%	1.3%	5.7%
Marketable securities(5)	0.2%	5.7%	3.5%	10.0%
Accumulation Units outstanding at end of period (in millions)	60.6	61.3	62.4	60.4
Net assets end of period (in millions)	$24,873.9	$24,942.6	$24,304.7	$22,360.0

(1)
Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.

(2)	Percentages for the three months ended March 31, 2018 are annualized.

(3)	Percentages for the three months ended March 31, 2018 are not annualized.

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

Note 8—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017
	(Unaudited)
Outstanding:
Beginning of period	61.3	62.4
Credited for premiums	1.7	6.6
Annuity, other periodic payments, withdrawals and death benefits	(2.4)	(7.7)
End of period	60.6	61.3
Note 9—Commitments and Contingencies
Commitments—The Account had $32.0 million of outstanding immediately callable commitments to purchase additional interests in its limited partnership investments as of March 31, 2018 and December 31, 2017. The commitment at March 31, 2018 and December 31, 2017 is related to the Taconic New York City GP Fund, LP, in which the Account has entered into an agreement to provide funding. As of March 31, 2018, $13.0 million of the commitment has been funded. Once the remaining commitment is funded, the Account anticipates holding a 60%-90% interest in the fund.
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
As of the date of this report, management of the Account does not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material effect on the Account’s business, financial position or results of operations.
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
As of March 31, 2018, securities lending transactions are for real-estate related equity securities, and the resulting loans are continuous, can be recalled at any time, and have no set maturity. Securities lending income recognized by the Account consists of interest earned on cash collateral and lending fees, net of any rebates to the borrower and compensation to the agent. Such income is reflected within interest income on the consolidated statements of operations.  In lending its securities, the Account bears the market risk with respect to the investment of collateral and the risk that the agent may default on its contractual obligations to the Account. The agent bears the risk that the borrower may default on its obligation to return the loaned securities as the agent is contractually obligated to indemnify the Account if at the time of a default by a borrower some or all of the loan securities have not been returned.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—57.9% and 57.9%

Location/Description	Type	Fair Value at
		March 31, 2018		December 31, 2017
		(Unaudited)
Arizona:
Camelback Center	Office	$59.8		$59.8
California:
55 Second Street	Office	367.3	(1)	355.5	(1)
88 Kearny Street	Office	175.2		174.2
200 Middlefield Road	Office	61.5		61.4
30700 Russell Ranch	Office	33.0		—
Allure at Camarillo	Apartments	59.6		59.6
BLVD63	Apartments	162.0		162.1
Bridgepointe Shopping Center	Retail	125.7		124.5
Castro Station	Office	169.8		169.0
Centre Pointe and Valley View	Industrial	49.1		47.8
Cerritos Industrial Park	Industrial	145.0		142.0
Charleston Plaza	Retail	93.0		93.0
Frontera Industrial Business Park	Industrial	56.5		56.4
Great West Industrial Portfolio	Industrial	169.0		167.0
Holly Street Village	Apartments	149.0		148.0
Larkspur Courts	Apartments	144.0		143.7
Northern CA RA Industrial Portfolio	Industrial	88.5		87.4
Oakmont IE West Portfolio	Industrial	88.5		87.6
Oceano at Warner Center	Apartments	89.5		89.0
Ontario Industrial Portfolio	Industrial	405.7		398.6
Ontario Mills Industrial Portfolio	Industrial	59.7		58.5
Pacific Plaza	Office	113.9		115.2
Rancho Cucamonga Industrial Portfolio	Industrial	73.7		71.9
Regents Court	Apartments	100.0	(1)	99.1	(1)
Southern CA RA Industrial Portfolio	Industrial	141.1		138.0
Stella	Apartments	180.7		179.7
Stevenson Point	Industrial	51.9		50.9
The Forum at Carlsbad	Retail	221.0	(1)	221.0	(1)
The Legacy at Westwood	Apartments	143.0	(1)	143.0	(1)
Township Apartments	Apartments	89.8		89.8
West Lake North Business Park	Office	60.5		60.3
Westcreek	Apartments	51.6		51.4
Westwood Marketplace	Retail	142.0		131.9
Wilshire Rodeo Plaza	Office	327.7		327.8
Colorado:
Palomino Park	Apartments	344.4	(1)	329.7	(1)
South Denver Marketplace	Retail	72.7		72.7
Connecticut:
Wilton Woods Corporate Campus	Office	126.7		133.0
Florida:
701 Brickell Avenue	Office	390.5	(1)	368.5	(1)
Broward Industrial Portfolio	Industrial	54.6		54.2
Casa Palma	Apartments	96.0		95.0
Orion on Orpington	Apartments	45.7		44.4
Publix at Weston Commons	Retail	$74.9		$74.8
Seneca Industrial Park	Industrial	112.7		108.8
South Florida Apartment Portfolio	Apartments	105.9		105.1
The Manor Apartments	Apartments	52.6		52.6
The Manor at Flagler Village	Apartments	145.0		148.1
The Residences at the Village of Merrick Park	Apartments	76.5		76.0
Urban Centre	Office	—		143.3
Weston Business Center	Industrial	94.3		92.8
Georgia:
Atlanta Industrial Portfolio	Industrial	32.7		32.4
Shawnee Ridge Industrial Portfolio	Industrial	85.0		91.1
Illinois:
32 South State Street	Retail	48.7	(1)	48.3	(1)
803 Corday	Apartments	94.7		94.5
Chicago Caleast Industrial Portfolio	Industrial	82.0		80.5
Chicago Industrial Portfolio	Industrial	101.7		100.3
Maryland:
Landover Logistics Center	Industrial	44.0		43.4
The Shops at Wisconsin Place	Retail	89.7		90.0
Massachusetts:
99 High Street	Office	495.0	(1)	502.1
501 Boylston Street	Office	515.7	(1)	505.2	(1)
Fort Point Creative Exchange Portfolio	Office	223.4		223.1
Northeast RA Industrial Portfolio	Industrial	41.0		40.9
One Beeman Road	Industrial	33.8		33.8
Minnesota:
The Bridges	Apartments	63.5		62.4
The Knoll	Apartments	36.1	(1)	34.0	(1)
New Jersey:
200 Milik Street	Industrial	53.2		53.1
Marketfair	Retail	103.0		102.9
Amazon Distribution Center	Industrial	131.4		110.0
South River Road Industrial	Industrial	91.8		87.8
New York:
21 Penn Plaza	Office	270.1		261.2
250 North 10th Street	Apartments	162.0		163.1
425 Park Avenue	Ground Lease	460.0		457.0
430 West 15th Street	Office	143.0		145.8
780 Third Avenue	Office	423.0	(1)	427.0	(1)
837 Washington Street	Office	209.0		210.0
The Colorado	Apartments	257.7	(1)	256.2	(1)
The Corner	Apartments	252.0	(1)	251.0	(1)
Oregon:
The Cordelia	Apartments	49.0		49.0
Pennsylvania:
1619 Walnut Street	Retail	24.1		24.1
South Carolina:
Greene Crossing	Apartments	74.4		67.2
Tennessee:
Southside at McEwen	Retail	$48.3		$48.2
Texas:
Beltway North Commerce Center	Industrial	19.8		19.3
Carrington Park	Apartments	65.0		—
Churchill on the Park	Apartments	71.2		—
Cliffs at Barton Creek	Apartments	46.1		45.9
Dallas Industrial Portfolio	Industrial	215.8		213.2
Houston Apartment Portfolio	Apartments	159.8		158.7
Lincoln Centre	Office	368.0		358.0
Northwest Houston Industrial Portfolio	Industrial	70.7		70.7
Park 10 Distribution	Industrial	10.3		10.3
Pinnacle Industrial Portfolio	Industrial	50.6		53.3
Pinto Business Park	Industrial	132.2		131.6
The Maroneal	Apartments	55.6		56.6
Virginia:
8270 Greensboro Drive	Office	50.3		50.3
Ashford Meadows Apartments	Apartments	107.0	(1)	107.3	(1)
Plaza America	Retail	118.0		117.0
The Ellipse at Ballston	Office	82.8		83.7
The Palatine	Apartments	123.1	(1)	123.2	(1)
Washington:
Circa Green Lake	Apartments	94.5	(1)	97.5
Fourth and Madison	Office	550.0	(1)	530.0	(1)
Millennium Corporate Park	Office	160.0		184.1
Northwest RA Industrial Portfolio	Industrial	39.5		38.5
Pacific Corporate Park	Industrial	47.0		45.5
Prescott Wallingford Apartments	Apartments	61.3		62.0
Rainier Corporate Park	Industrial	129.8		123.7
Regal Logistics Campus	Industrial	102.0		100.0
Union - South Lake Union	Apartments	111.0	(1)	111.0
Washington DC:
1001 Pennsylvania Avenue	Office	765.0	(1)	785.0	(1)
1401 H Street, NW	Office	211.0	(1)	201.1	(1)
1900 K Street, NW	Office	335.0	(1)	330.0	(1)
Mass Court	Apartments	171.5	(1)	171.0	(1)
The Ashton	Apartments	36.3		37.5
The Louis at 14th	Apartments	175.0		176.0
The Woodley	Apartments	191.0		191.0
TOTAL REAL ESTATE PROPERTIES
(Cost $13,033.5 and $12,972.5)		$15,906.0		$15,742.7

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS—21.5% and 22.1%
REAL ESTATE JOINT VENTURES—21.2% and 21.6%

Location/Description	Type	Fair Value at
		March 31, 2018		December 31, 2017
		(Unaudited)
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$355.0	(2)	$351.0	(2)
PC Borrower, LLC Pacific City (70% Account Interest)	Retail	134.8		134.9
TREA 9625 Towne Center, LLC 9625 Towne Centre Drive (40.59% Account Interest)	Land	22.8		15.1
TREA Campus Pointe 1, LLC Campus Pointe 1 (45% Account Interest)	Office	145.0		143.0
TREA Campus Pointe 2 & 3, LLC Campus Pointe 2 & 3 (45% Account Interest)	Office (5)	129.7		127.1
TREA Campus Pointe 4, LLC Campus Pointe 4 (45% Account Interest)	Office	8.9		8.8
T-C 1500 Owens, LLC 1500 Owens Street (49.9% Account Interest)	Office	77.3		77.5
T-C Foundry Square II Venture LLC Foundry Square II (50.1% Account Interest)	Office	268.4		262.7
T-C Illinois Street, LLC 409-499 Illinois Street (40% Account Interest)	Office	210.1		209.3
Valencia Town Center Associates LP Valencia Town Center (50% Account Interest)	Retail	144.3	(2)	138.8	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	760.5	(2)	758.4	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	151.5		150.6
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	168.4	(2)	166.0	(2)
Maryland:
WP Project Developer The Shops at Wisconsin Place (33.33% Account Interest)	Retail	18.4		20.0
Massachusetts:
One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	233.9		229.1
T-C 225 Binney, LLC 225 Binney Street (70% Account Interest)	Office	200.5		201.9
Nevada:
Fashion Show Holding I, LLC Fashion Show (50% Account Interest)	Retail	829.7	(2)	844.4	(2)
New York:
401 West 14th Street, LLC 401 West 14th Street (42.19% Account Interest)	Retail	46.5	(2)	46.4	(2)
817 Broadway Owner, LLC 817 Broadway (61.46% Account Interest)	Office	23.2	(2)	23.0	(2)
MRA Hub 34 Holding, LLC The Hub (95% Account Interest)	Office	57.5	(2)	56.9	(2)
RGM 42, LLC MiMA (70% Account Interest)	Apartments	187.7	(2)	189.2	(2)
TREA 35th Street LIC Investor Member, LLC Commerce LIC (97.5% Account Interest)	Industrial	$60.3		$58.2
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	148.9	(2)	140.4	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	341.7	(2)	338.7	(2)
Washington:
T-C REA 400 Fairview Investor, LLC 400 Fairview (90% Account Interest)	Office	265.9		263.7
Various:
DDRTC Core Retail Fund, LLC DDR Joint Venture (85% Account Interest)	Retail	632.1	(2,3)	636.2	(2,3)
Storage Portfolio I, LLC Storage Portfolio I (66.02% Account Interest)(9)	Storage	83.5	(2,3)	177.5	(2,3)
Storage Portfolio II, LLC Storage Portfolio II (90% Account Interest)	Storage	99.1	(2,3)	91.8	(2,3)
TOTAL REAL ESTATE JOINT VENTURES (Cost $4,456.4 and $4,534.5)		$5,805.6		$5,860.6

LIMITED PARTNERSHIPS—0.3% and 0.5%
Clarion Gables Multi-Family Trust LP (4.842% Account Interest)		$77.6		$126.7
Taconic New York City GP Fund, LP (60% Account Interest)		10.5		10.8
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)		4.6		4.9
TOTAL LIMITED PARTNERSHIPS (Cost $99.1 and $140.8)		$92.7		$142.4
TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $4,555.5 and $4,675.3)		$5,898.3		$6,003.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES—19.4% and 18.9%
REAL ESTATE-RELATED MARKETABLE SECURITIES—4.9% and 4.6%

Shares		Issuer	Fair Value at
			March 31, 2018		December 31, 2017
2018	2017
			(Unaudited)
107,681	90,769	Acadia Realty Trust	$2.6		$2.5
38,699	31,513	Agree Realty Corporation	1.9		1.6
2,748	2,309	Alexander's, Inc.	1.0		0.9
131,117	103,464	Alexandria Real Estate Equities, Inc.	16.4		13.5
—	53,951	Altisource Residential Corp.	—		0.6
52,143	43,804	American Assets Trust, Inc.	1.7		1.7
178,132	148,817	American Campus Communities, Inc.	6.9		6.1
316,521	263,720	American Homes 4 Rent	6.4		5.8
554,159	462,615	American Tower Corp.	80.5		66.0
59,452	—	Americold Realty Trust	1.1		—
204,125	171,065	Apartment Investment and Management Company	8.3		7.5
275,335	231,041	Apple Hospitality Inc.	4.8		4.5
60,611	47,395	Armada Hoffler Properties Inc.	0.8		0.7
33,043	27,462	Ashford Hospitality Prime Inc.	0.3		0.3
100,440	88,009	Ashford Hospitality Trust, Inc.	0.6		0.6
180,488	150,694	Avalonbay Communities, Inc.	29.7		26.9
24,509	24,509	Bluerock Residential Growth, Inc.	0.2		0.2
201,842	168,560	Boston Properties, Inc.	24.9		21.9
226,345	189,208	Brandywine Realty Trust	3.6		3.4
400,377	336,302	Brixmore Property Group Inc	6.1		6.3
119,194	99,633	Camden Property Trust	10.0		9.2
100,001	85,789	CareTrust REIT Inc.	1.3		1.4
59,333	48,438	Catchmark Timber Trust, Inc.	0.7		0.6
223,342	185,540	CBL & Associates Properties, Inc.	0.9	(8)	1.1	(8)
112,105	92,124	Cedar Shopping Centers, Inc.	0.4		0.6
59,609	49,866	Chatham Lodging Trust	1.1		1.1
77,145	64,702	Chesapeake Lodging Trust	2.1		1.8
43,224	32,933	City Office REIT Inc.	0.5		0.4
21,288	15,330	Clipper Realty, Inc.	0.2		0.2
698,886	583,920	Colony Northstar, Inc.	3.9		6.7
157,900	131,158	Columbia Property Trust Inc.	3.2		3.0
23,436	17,855	Community Healthcare Trust, Inc.	0.6		0.5
154,001	130,237	CoreCivic, Inc.	3.0		2.9
16,269	12,695	Corenergy Infrastructure Trust, Inc.	0.6		0.5
44,385	37,213	CoreSite Realty Corporation	4.5		4.2
130,001	109,361	Corporate Office Properties Trust	3.4		3.2
546,100	458,712	Cousins Properties Incorporated	4.7		4.2
527,351	440,146	Crown Castle International Corporation	57.8		48.9
235,654	197,633	Cubesmart	6.6		5.7
117,891	98,521	CyrusOne Inc.	6.0		5.9
122,467	101,202	DCT Industrial Trust, Inc.	6.9		5.9
403,287	340,952	DDR Corp	3.0		3.1
261,312	219,132	DiamondRock Hospitality Company	2.7		2.5
267,701	223,448	Digital Realty Trust, Inc.	28.2		25.5
208,562	174,051	Douglas Emmett, Inc.	7.7		7.1
465,987	388,940	Duke Realty Corporation	12.3		10.6
56,686	46,776	Easterly Government Properties, Inc.	$1.2		$1.0
44,417	36,626	EastGroup Properties, Inc.	3.7		3.2
98,738	82,652	Education Realty Trust, Inc.	3.2		2.9
167,935	139,642	Empire State Realty Trust	2.8		2.9
82,421	68,867	EPR Properties	4.6		4.5
101,871	85,048	Equinix Inc.	42.6		38.5
159,006	132,344	Equity Commonwealth	4.9		4.0
108,837	89,456	Equity Lifestyle Properties, Inc.	9.6		8.0
467,461	390,235	Equity Residential	28.8		24.9
39,142	39,142	Escrow Winthrop Realty Trust	0.3		0.3
85,673	71,499	Essex Property Trust, Inc.	20.6		17.3
159,556	133,620	Extra Space Storage, Inc.	13.9		11.7
39,335	33,146	Farmland Partners, Inc.	0.3	(8)	0.3	(8)
95,354	78,850	Federal Realty Investment Trust	11.1		10.5
155,053	130,114	First Industrial Realty Trust, Inc.	4.5		4.1
318,182	266,222	Forest City Realty Trust A	6.4		6.4
83,563	68,809	Four Corners Property Trust	1.9		1.8
138,566	119,538	Franklin Street Properties Corp.	1.2		1.3
59,534	—	Front Yard Residential Corp.	0.6		—
263,397	221,037	Gaming and Leisure Properties, Inc.	8.8		8.2
807,416	674,285	General Growth Properties, Inc.	16.5		15.8
158,990	134,715	GEO Group Inc./The	3.3		3.2
42,630	36,337	Getty Realty Corp.	1.1		1.0
37,480	30,560	Gladstone Commercial Corporation	0.7		0.6
11,775	11,775	Gladstone Land Corporation	0.1		0.2
21,950	14,323	Global Medical REIT, Inc.	0.2	(8)	0.1	(8)
87,682	73,715	Global Net Lease, Inc.	1.5		1.5
126,437	102,459	Government Properties Income Trust	1.7		1.9
208,337	173,959	Gramercy Property Trust Inc.	4.5		4.6
615,331	513,801	HCP, Inc.	14.3		13.4
159,409	133,528	Healthcare Realty Trust Inc.	4.4		4.3
265,204	221,345	Healthcare Trust of America	7.0		6.6
53,731	45,394	Hersha Hospitality Trust	1.0		0.8
133,130	111,471	Highwoods Properties, Inc.	5.8		5.7
212,484	179,103	Hospitality Properties Trust	5.4		5.3
957,630	799,202	Host Hotels & Resorts, Inc.	17.9		15.9
204,263	171,423	Hudson Pacific Properties, Inc.	6.6		5.9
113,014	93,383	Independence Realty Trust, Inc.	1.0		0.9
27,799	—	Industrial Logics Properties	0.6		—
150,224	130,841	Investors Real Estate Trust	0.8		0.7
384,097	320,427	Invitation Homes, Inc.	8.8		7.6
369,218	302,923	Iron Mountain Inc.	12.1		11.4
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	113.2	(8)	121.5	(8)
112,864	94,915	JBG Smith Properties	3.8		3.3
126,351	106,012	Kilroy Realty Corporation	9.0		7.9
541,291	451,921	Kimco Realty Corporation	7.8		8.2
107,478	90,119	Kite Realty Group Trust	1.6		1.8
108,519	91,259	Lamar Advertising Corporation	6.9		6.8
148,330	124,427	LaSalle Hotel Properties	4.3		3.5
305,455	257,171	Lexington Realty Trust	$2.4		$2.5
193,254	161,972	Liberty Property Trust	7.7		7.0
59,970	50,130	Life Storage, Inc.	5.0		4.5
51,209	42,489	LTC Properties, Inc.	2.0		1.9
117,624	99,130	Mack-Cali Realty Corporation	2.0		2.1
37,703	29,800	Medequities Realty Trust, Inc.	0.4		0.3
476,365	399,374	Medical Properties Trust, Inc.	6.2		5.5
148,559	123,965	Mid-America Apartment Communities, Inc.	13.6		12.5
99,593	80,492	Monmouth Real Estate Investment Corporation	1.5		1.4
52,652	43,294	National Health Investors, Inc.	3.5		3.3
200,638	165,743	National Retail Properties, Inc.	7.9		7.1
66,878	49,957	National Storage Affiliates Trust	1.7		1.4
108,441	90,062	New Senior Investment Group	0.9		0.7
23,360	19,294	Nexpoint Residential Trust, Inc.	0.6		0.5
71,499	61,800	NorthStar Realty Europe Corp.	0.9		0.8
255,380	214,048	Omega Healthcare Investors, Inc.	6.9	(8)	5.9	(8)
18,659	16,324	One Liberty Properties, Inc.	0.4		0.4
181,058	152,483	Outfront Media Inc.	3.4		3.5
270,574	225,256	Paramount Group Inc.	3.9		3.6
235,963	159,738	Park Hotels & Resorts, Inc.	6.4		4.6
89,757	75,337	Pebblebrook Hotel Trust	3.1		2.8
82,512	69,866	Pennsylvania Real Estate Investment Trust	0.8	(8)	0.8
233,426	195,747	Physicians Realty Trust	3.6		3.5
186,674	159,189	Piedmont Office Realty Trust, Inc.	3.3		3.1
78,505	44,326	Potlatch Corporation	4.1		2.2
50,310	39,774	Preferred Apartment Communities, Inc.	0.7		0.8
691,477	577,161	ProLogis	43.6		37.2
25,609	21,348	PS Business Parks, Inc.	2.9		2.7
193,858	161,952	Public Storage, Inc.	38.8		33.8
63,977	53,551	QTS Realty Trust, Inc.	2.3		2.9
122,517	104,106	Quality Care Properties	2.4		1.4
101,860	84,467	Ramco-Gershenson Properties Trust	1.3		1.2
168,838	140,926	Rayonier, Inc.	5.9		4.5
369,363	308,355	Realty Income Corporation	19.1		17.6
195,035	163,631	Regency Centers Corporation	11.5		11.3
140,371	118,002	Retail Opportunity Investment	2.5		2.4
288,070	248,555	Retail Properties of America	3.4		3.3
100,517	83,912	Rexford Industrial Realty Inc.	2.9		2.4
221,026	185,465	RLJ Lodging Trust	4.3		4.1
57,622	48,519	Ryman Hospitality Properties	4.5		3.3
231,549	191,602	Sabra Health Care REIT Inc.	4.1		3.6
15,159	11,006	Safety Income and Growth, Inc	0.2		0.2
13,437	12,343	Saul Centers, Inc.	0.7		0.8
152,589	131,401	SBA Communications Corporation	26.1		21.5
82,771	69,474	Select Income Real Estate Investment Trust	1.6		1.7
308,622	259,176	Senior Housing Properties Trust	4.8		5.0
407,733	340,430	Simon Property Group, Inc.	62.9		58.5
118,644	105,521	SL Green Realty Corp.	11.5		10.7
597,665	498,344	Spirit Realty Capital Inc.	4.6		4.3
122,884	102,712	Stag Industrial, Inc.	$2.9		$2.8
224,140	187,343	STORE Capital Corporation	5.6		4.9
134,700	113,544	Summit Hotel Properties, Inc.	1.8		1.7
99,427	83,430	Sun Communities, Inc.	9.1		7.7
293,949	247,441	Sunstone Hotel Investors, L.L.C.	4.5		4.1
120,333	101,087	Tanger Factory Outlet Centers, Inc.	2.7	(8)	2.7	(8)
77,181	64,816	Taubman Centers, Inc.	4.4		4.2
70,655	58,066	Terreno Realty Corporation	2.4		2.0
179,143	149,606	The Macerich Company	10.0		9.8
64,875	54,543	Tier Inc.	1.2		1.1
347,213	289,926	UDR, Inc.	12.4		11.2
41,013	34,876	UMH Properties, Inc.	0.6		0.5
216,152	182,231	UNITI Group, Inc.	3.5	(8)	3.2	(8)
16,940	14,449	Universal Health Realty Income Trust	1.0		1.1
134,254	112,531	Urban Edge Properties	2.9		2.9
39,928	31,959	Urstadt Biddle Properties, Inc.	0.8		0.7
465,082	388,195	Ventas, Inc.	23.0		23.3
1,274,802	1,065,264	VEREIT, Inc.	8.9		8.3
225,182	188,214	Vornado Realty Trust	15.2		14.7
243,395	203,651	Washington Prime Group, Inc.	1.6		1.4
102,181	85,659	Washington Real Estate Investment Trust	2.8		2.7
157,155	132,066	Weingarten Realty Investors	4.4		4.3
486,168	401,236	Welltower Inc.	26.5		25.6
978,560	816,991	Weyerhaeuser Company	34.3		28.8
49,986	38,883	Whitestone Real Estate Investment Trust B	0.5		0.6
138,470	116,079	WP Carey Inc.	8.6		8.0
140,450	118,158	Xenia Hotels & Resorts Inc.	2.8		2.6
TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $1,196.3 and $991.0)			$1,352.2		$1,238.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—14.5% and 14.3%
GOVERNMENT AGENCY NOTES—10.6% and 10.6%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					March 31, 2018	December 31, 2017
2018	2017
					(Unaudited)
$—	$10.0	Fannie Mae Discount Notes	1.077%	1/9/2018	$—	$10.0
—	14.2	Fannie Mae Discount Notes	1.093%	1/10/2018	—	14.2
—	40.0	Fannie Mae Discount Notes	1.115%	1/11/2018	—	40.0
—	19.0	Fannie Mae Discount Notes	1.118%	1/19/2018	—	19.0
—	30.0	Fannie Mae Discount Notes	1.038%	1/22/2018	—	30.0
—	46.2	Fannie Mae Discount Notes	1.038%	1/23/2018	—	46.1
—	35.1	Fannie Mae Discount Notes	1.038%	1/24/2018	—	35.1
—	14.6	Fannie Mae Discount Notes	1.088%	1/29/2018	—	14.5
—	35.1	Fannie Mae Discount Notes	1.079%	1/30/2018	—	35.1
—	26.2	Fannie Mae Discount Notes	1.109% - 1.225%	2/7/2018	—	26.2
—	25.0	Fannie Mae Discount Notes	1.145%	2/16/2018	—	25.0
—	50.0	Fannie Mae Discount Notes	1.140% - 1.150%	2/20/2018	—	49.9
—	30.2	Fannie Mae Discount Notes	1.140%	2/21/2018	—	30.2
$—	$40.0	Fannie Mae Discount Notes	1.221%	3/7/2018	$—	$39.9
—	40.0	Fannie Mae Discount Notes	1.221%	3/8/2018	—	39.9
—	34.1	Fannie Mae Discount Notes	1.221%	3/9/2018	—	34.0
—	20.0	Fannie Mae Discount Notes	1.303%	3/13/2018	—	19.9
—	37.2	Fannie Mae Discount Notes	1.313%	3/19/2018	—	37.0
—	15.0	Fannie Mae Discount Notes	1.303%	3/20/2018	—	15.0
—	10.0	Fannie Mae Discount Notes	1.308%	3/22/2018	—	10.0
—	39.3	Fannie Mae Discount Notes	1.318%	3/29/2018	—	39.1
30.0	30.0	Fannie Mae Discount Notes	1.323%	4/2/2018	30.0	29.9
35.2	35.2	Fannie Mae Discount Notes	1.313% - 1.323%	4/3/2018	35.2	35.1
40.0	40.0	Fannie Mae Discount Notes	1.334%	4/9/2018	40.0	39.9
20.4	—	Fannie Mae Discount Notes	1.564%	4/16/2018	20.4	—
2.0	—	Fannie Mae Discount Notes	1.420%	4/24/2018	2.0	—
20.1	—	Fannie Mae Discount Notes	1.405%	4/25/2018	20.1	—
37.1	—	Fannie Mae Discount Notes	1.420% - 1.426%	4/26/2018	37.1	—
30.2	—	Fannie Mae Discount Notes	1.426%	4/27/2018	30.2	—
40.0	—	Fannie Mae Discount Notes	1.415%	5/1/2018	40.0	—
40.0	—	Fannie Mae Discount Notes	1.435%	5/2/2018	39.9	—
49.6	—	Fannie Mae Discount Notes	1.436% - 1.516%	5/3/2018	49.6	—
23.3	—	Fannie Mae Discount Notes	1.446%	5/7/2018	23.3	—
19.9	—	Fannie Mae Discount Notes	1.629%	5/29/2018	19.9	—
11.8	—	Fannie Mae Discount Notes	1.629%	5/30/2018	11.8	—
35.5	—	Fannie Mae Discount Notes	1.548% - 1.629%	5/31/2018	35.5	—
49.8	—	Fannie Mae Discount Notes	1.685%	6/6/2018	49.8	—
29.9	—	Fannie Mae Discount Notes	1.661%	6/11/2018	29.9	—
15.2	—	Fannie Mae Discount Notes	1.660%	6/12/2018	15.2	—
39.9	—	Fannie Mae Discount Notes	1.661%	6/13/2018	39.9	—
16.0	—	Fannie Mae Discount Notes	1.681%	6/18/2018	16.0	—
39.9	—	Fannie Mae Discount Notes	1.671%	6/19/2018	39.9	—
22.2	—	Fannie Mae Discount Notes	1.671%	6/20/2018	22.2	—
49.8	—	Fannie Mae Discount Notes	1.681%	6/22/2018	49.8	—
29.9	—	Fannie Mae Discount Notes	1.702%	6/26/2018	29.9	—
34.9	—	Fannie Mae Discount Notes	1.723%	6/27/2018	34.9	—
24.9	—	Fannie Mae Discount Notes	1.733%	7/2/2018	24.9	—
14.2	—	Fannie Mae Discount Notes	1.733%	7/3/2018	14.2	—
29.9	—	Fannie Mae Discount Notes	1.733%	7/6/2018	29.9	—
34.8	—	Fannie Mae Discount Notes	1.856%	7/11/2018	34.8	—
29.9	—	Fannie Mae Discount Notes	1.723%	7/13/2018	29.9	—
—	14.0	Farmer Mac Discount Notes	1.169%	2/1/2018	—	14.0
8.7	—	Farmer Mac Discount Notes	1.873%	9/5/2018	8.7	—
5.0	—	Federal Farm Credit Bank Discount Notes	1.166%	4/2/2018	5.0	—
—	20.2	Federal Home Loan Bank Discount Notes	1.069%	1/2/2018	—	20.2
—	40.0	Federal Home Loan Bank Discount Notes	1.079%	1/3/2018	—	40.0
—	40.0	Federal Home Loan Bank Discount Notes	1.068%	1/5/2018	—	40.0
—	40.0	Federal Home Loan Bank Discount Notes	1.068%	1/8/2018	—	40.0
—	33.0	Federal Home Loan Bank Discount Notes	1.058%	1/9/2018	—	33.0
—	50.0	Federal Home Loan Bank Discount Notes	1.068% - 1.118%	1/10/2018	—	50.0
—	30.0	Federal Home Loan Bank Discount Notes	1.089% - 1.108%	1/12/2018	—	30.0
$—	$38.1	Federal Home Loan Bank Discount Notes	1.068%	1/16/2018	$—	$38.1
—	50.0	Federal Home Loan Bank Discount Notes	1.094% - 1.118%	1/17/2018	—	50.0
—	30.2	Federal Home Loan Bank Discount Notes	1.063%	1/19/2018	—	30.1
—	20.0	Federal Home Loan Bank Discount Notes	1.134%	1/22/2018	—	20.0
—	38.0	Federal Home Loan Bank Discount Notes	1.063%	1/25/2018	—	37.9
—	36.1	Federal Home Loan Bank Discount Notes	1.063%	1/26/2018	—	36.1
—	29.2	Federal Home Loan Bank Discount Notes	1.069% - 1.290%	1/29/2018	—	29.1
—	24.3	Federal Home Loan Bank Discount Notes	1.225%	2/6/2018	—	24.2
—	47.1	Federal Home Loan Bank Discount Notes	1.069% - 1.220%	2/9/2018	—	47.1
—	11.8	Federal Home Loan Bank Discount Notes	1.140%	2/14/2018	—	11.8
—	25.0	Federal Home Loan Bank Discount Notes	1.130%	2/16/2018	—	25.0
—	10.0	Federal Home Loan Bank Discount Notes	1.306%	2/21/2018	—	10.0
—	40.0	Federal Home Loan Bank Discount Notes	1.120%	2/26/2018	—	39.9
—	39.4	Federal Home Loan Bank Discount Notes	1.120% - 1.186%	2/27/2018	—	39.3
—	22.2	Federal Home Loan Bank Discount Notes	1.161% - 1.232%	3/2/2018	—	22.1
—	45.0	Federal Home Loan Bank Discount Notes	1.212% - 1.313%	3/12/2018	—	44.9
—	28.0	Federal Home Loan Bank Discount Notes	1.176%	3/13/2018	—	27.9
—	5.0	Federal Home Loan Bank Discount Notes	1.318%	3/16/2018	—	5.0
—	40.0	Federal Home Loan Bank Discount Notes	1.304%	3/27/2018	—	39.9
—	47.4	Federal Home Loan Bank Discount Notes	1.304%	3/28/2018	—	47.2
14.7	—	Federal Home Loan Bank Discount Notes	1.373%	4/2/2018	14.7	—
27.1	—	Federal Home Loan Bank Discount Notes	1.404%	4/4/2018	27.1	—
40.2	40.2	Federal Home Loan Bank Discount Notes	1.324%	4/11/2018	40.2	40.0
15.2	15.2	Federal Home Loan Bank Discount Notes	1.359%	4/12/2018	15.2	15.2
29.1	29.1	Federal Home Loan Bank Discount Notes	1.354%	4/16/2018	29.1	29.0
39.1	39.2	Federal Home Loan Bank Discount Notes	1.365%	4/19/2018	39.1	39.0
40.1	40.2	Federal Home Loan Bank Discount Notes	1.365%	4/20/2018	40.1	40.0
33.1	33.2	Federal Home Loan Bank Discount Notes	1.365%	4/23/2018	33.1	33.0
34.2	34.2	Federal Home Loan Bank Discount Notes	1.375%	4/24/2018	34.2	34.1
15.2	15.2	Federal Home Loan Bank Discount Notes	1.371%	4/25/2018	15.2	15.2
5.0	—	Federal Home Loan Bank Discount Notes	1.627%	4/27/2018	5.0	—
69.2	—	Federal Home Loan Bank Discount Notes	1.421% - 1.466%	4/30/2018	69.2	—
10.0	—	Federal Home Loan Bank Discount Notes	1.461%	5/2/2018	10.0	—
28.3	28.4	Federal Home Loan Bank Discount Notes	1.403%	5/4/2018	28.3	28.2
39.1	—	Federal Home Loan Bank Discount Notes	1.471%	5/8/2018	39.1	—
39.9	—	Federal Home Loan Bank Discount Notes	1.462%	5/9/2018	39.9	—
52.8	—	Federal Home Loan Bank Discount Notes	1.462% - 1.496%	5/10/2018	52.8	—
30.0	—	Federal Home Loan Bank Discount Notes	1.471%	5/11/2018	29.9	—
39.9	—	Federal Home Loan Bank Discount Notes	1.461%	5/14/2018	39.9	—
39.9	—	Federal Home Loan Bank Discount Notes	1.461%	5/15/2018	39.9	—
49.9	—	Federal Home Loan Bank Discount Notes	1.517%	5/16/2018	49.9	—
41.9	—	Federal Home Loan Bank Discount Notes	1.497% - 1.664%	5/18/2018	41.9	—
37.3	—	Federal Home Loan Bank Discount Notes	1.502% - 1.659%	5/21/2018	37.3	—
11.5	—	Federal Home Loan Bank Discount Notes	1.482%	5/23/2018	11.5	—
24.9	—	Federal Home Loan Bank Discount Notes	1.482%	5/25/2018	24.9	—
11.1	—	Federal Home Loan Bank Discount Notes	1.508%	5/29/2018	11.1	—
24.0	—	Federal Home Loan Bank Discount Notes	1.503%	5/30/2018	24.0	—
49.9	—	Federal Home Loan Bank Discount Notes	1.675%	6/1/2018	49.9	—
$69.6	$—	Federal Home Loan Bank Discount Notes	1.676% - 1.695%	6/4/2018	$69.6	$—
42.5	—	Federal Home Loan Bank Discount Notes	1.676% - 1.796%	6/5/2018	42.5	—
16.0	—	Federal Home Loan Bank Discount Notes	1.676%	6/6/2018	16.0	—
29.9	—	Federal Home Loan Bank Discount Notes	1.670%	6/8/2018	29.9	—
23.2	—	Federal Home Loan Bank Discount Notes	1.702%	6/12/2018	23.2	—
39.9	—	Federal Home Loan Bank Discount Notes	1.551%	6/25/2018	39.8	—
21.2	—	Federal Home Loan Bank Discount Notes	1.733% - 1.741%	6/29/2018	21.2	—
29.9	—	Federal Home Loan Bank Discount Notes	1.836%	7/9/2018	29.9	—
29.7	—	Federal Home Loan Bank Discount Notes	1.836%	7/10/2018	29.7	—
49.7	—	Federal Home Loan Bank Discount Notes	1.734%	7/16/2018	49.7	—
39.8	—	Federal Home Loan Bank Discount Notes	1.806%	7/27/2018	39.8	—
39.8	—	Federal Home Loan Bank Discount Notes	1.806%	7/30/2018	39.8	—
39.7	—	Federal Home Loan Bank Discount Notes	1.830%	8/8/2018	39.7	—
—	41.2	Freddie Mac Discount Notes	1.101% - 1.149%	2/2/2018	—	41.2
—	50.0	Freddie Mac Discount Notes	1.101% - 1.139%	2/5/2018	—	49.9
—	25.0	Freddie Mac Discount Notes	1.090%	2/6/2018	—	25.0
—	20.1	Freddie Mac Discount Notes	1.100%	2/7/2018	—	20.0
—	42.2	Freddie Mac Discount Notes	1.099%	2/12/2018	—	42.1
—	40.0	Freddie Mac Discount Notes	1.099%	2/13/2018	—	39.9
—	30.0	Freddie Mac Discount Notes	1.109%	2/14/2018	—	30.0
—	39.5	Freddie Mac Discount Notes	1.120% - 1.130%	2/23/2018	—	39.4
—	50.0	Freddie Mac Discount Notes	1.151%	3/5/2018	—	49.9
—	50.0	Freddie Mac Discount Notes	1.151%	3/6/2018	—	49.9
—	49.8	Freddie Mac Discount Notes	1.182% - 1.202%	3/14/2018	—	49.6
—	34.2	Freddie Mac Discount Notes	1.182%	3/16/2018	—	34.1
—	10.8	Freddie Mac Discount Notes	1.192%	3/19/2018	—	10.7
—	32.8	Freddie Mac Discount Notes	1.202%	3/20/2018	—	32.7
—	40.0	Freddie Mac Discount Notes	1.202%	3/21/2018	—	39.9
—	30.0	Freddie Mac Discount Notes	1.182%	3/22/2018	—	29.9
—	40.0	Freddie Mac Discount Notes	1.212%	3/23/2018	—	39.9
—	40.0	Freddie Mac Discount Notes	1.223%	3/26/2018	—	39.9
24.1	24.1	Freddie Mac Discount Notes	1.228%	4/4/2018	24.1	24.0
57.7	57.7	Freddie Mac Discount Notes	1.228% - 1.269%	4/5/2018	57.7	57.5
35.2	35.2	Freddie Mac Discount Notes	1.289%	4/6/2018	35.2	35.0
34.9	34.9	Freddie Mac Discount Notes	1.325% - 1.330%	4/10/2018	34.9	34.7
40.0	40.0	Freddie Mac Discount Notes	1.325%	4/11/2018	40.0	39.8
27.1	27.2	Freddie Mac Discount Notes	1.324%	4/12/2018	27.1	27.0
40.0	40.0	Freddie Mac Discount Notes	1.334%	4/13/2018	40.0	39.8
30.1	30.1	Freddie Mac Discount Notes	1.365%	4/17/2018	30.1	30.0
35.1	35.2	Freddie Mac Discount Notes	1.365%	4/18/2018	35.1	35.0
4.0	4.0	Freddie Mac Discount Notes	1.366%	5/4/2018	4.0	4.0
16.6	—	Freddie Mac Discount Notes	1.506%	5/7/2018	16.6	—
49.9	—	Freddie Mac Discount Notes	1.466%	5/17/2018	49.9	—
49.9	—	Freddie Mac Discount Notes	1.578%	5/22/2018	49.9	—
26.7	—	Freddie Mac Discount Notes	1.578%	5/23/2018	26.7	—
17.8	—	Freddie Mac Discount Notes	1.447%	6/4/2018	17.8	—
22.4	—	Freddie Mac Discount Notes	1.771%	6/20/2018	22.4	—
30.0	—	Freddie Mac Discount Notes	1.733%	7/18/2018	30.0	—
$18.7	$—	Freddie Mac Discount Notes	1.723%	7/20/2018	$18.7	$—
49.7	—	Freddie Mac Discount Notes	1.723%	7/23/2018	49.7	—
35.7	—	Freddie Mac Discount Notes	1.723%	7/24/2018	35.7	—
TOTAL GOVERNMENT AGENCY NOTES (Cost $2,919.2 and $2,872.8)					$2,918.8	$2,872.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

UNITED STATES TREASURY SECURITIES—3.9% and 3.7%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					March 31, 2018	December 31, 2017
2018	2017
					(Unaudited)
$—	$17.8	United States Treasury Bills	1.036% - 1.177%	1/2/2018	$—	$17.8
—	75.0	United States Treasury Bills	1.063% - 1.084%	1/4/2018	—	75.0
—	21.2	United States Treasury Bills	1.128% - 1.236%	1/11/2018	—	21.2
—	40.0	United States Treasury Bills	1.114%	1/18/2018	—	40.0
—	71.0	United States Treasury Bills	1.132%	1/25/2018	—	70.9
—	36.0	United States Treasury Bills	1.106%	2/1/2018	—	36.0
—	93.0	United States Treasury Bills	1.075% - 1.077%	2/8/2018	—	92.9
—	98.0	United States Treasury Bills	1.106% - 1.122%	2/22/2018	—	97.8
—	81.0	United States Treasury Bills	1.060% - 1.117%	3/1/2018	—	80.8
—	154.0	United States Treasury Bills	1.374% - 1.433%	3/29/2018	—	153.5
65.0	—	United States Treasury Bills	1.399%	4/5/2018	65.0	—
1.1	—	United States Treasury Bills	1.464% - 1.584%	4/12/2018	1.1	—
73.8	24.0	United States Treasury Bills	1.440% - 1.636%	5/24/2018	73.8	23.9
84.8	85.0	United States Treasury Bills	1.432%	6/7/2018	84.7	84.5
75.3	—	United States Treasury Bills	1.537% - 1.651%	6/14/2018	75.3	—
39.9	—	United States Treasury Bills	1.607%	6/21/2018	39.8	—
39.8	—	United States Treasury Bills	1.641%	6/28/2018	39.8	—
20.2	—	United States Treasury Bills	1.719%	7/5/2018	20.2	—
39.8	—	United States Treasury Bills	1.731%	7/12/2018	39.8	—
37.1	—	United States Treasury Bills	1.647%	7/19/2018	37.0	—
35.6	—	United States Treasury Bills	1.767%	7/26/2018	35.6	—
49.7	—	United States Treasury Bills	1.839%	8/2/2018	49.7	—
49.7	—	United States Treasury Bills	1.802%	8/9/2018	49.7	—
51.5	—	United States Treasury Bills	1.657% - 1.780%	8/16/2018	51.5	—
40.3	—	United States Treasury Bills	1.847% - 1.876%	8/23/2018	40.3	—
29.8	—	United States Treasury Bills	1.866%	8/30/2018	29.8	—
29.0	—	United States Treasury Bills	1.916%	9/6/2018	29.0	—
66.2	—	United States Treasury Bills	1.773% - 1.946%	9/13/2018	66.2	—
38.3	—	United States Treasury Bills	1.914%	9/20/2018	38.3	—
49.5	—	United States Treasury Bills	1.931%	9/27/2018	49.5	—
44.0	—	United States Treasury Bills	1.672% - 1.700%	10/11/2018	43.9	—
20.4	—	United States Treasury Bills	1.680%	11/8/2018	20.4	—
—	50.0	United States Treasury Notes	1.148% - 1.180%	1/31/2018	—	50.0
—	40.0	United States Treasury Notes	1.175% - 1.184%	2/15/2018	—	40.0
—	48.0	United States Treasury Notes	1.200%	2/28/2018	—	47.9
—	40.0	United States Treasury Notes	1.179%	3/15/2018	—	40.0
43.1	43.1	United States Treasury Notes	1.333% - 1.378%	6/15/2018	43.0	43.0
$39.9	$—	United States Treasury Notes	1.805%	7/31/2018	$39.9	$—
12.7	—	United States Treasury Notes	1.863%	8/31/2018	12.7	—
TOTAL UNITED STATES TREASURY SECURITIES (Cost $1,076.3 and $1,015.3)					$1,076.0	$1,015.2
TOTAL OTHER MARKETABLE SECURITIES (Cost $3,995.5 and $3,888.1)					$3,994.8	$3,887.5
TOTAL MARKETABLE SECURITIES (Cost $5,191.8 and $4,879.1)					$5,347.0	$5,125.5

LOANS RECEIVABLE—1.2% and 1.1%					Fair Value at
		Borrower	Interest Rate(6)	Maturity Date	March 31, 2018	December 31, 2017
					(Unaudited)
		DJM Capital Partners(7)	4.200%	7/1/2018	$34.3	$34.2
		Simply Self Storage Portfolio	8.250%	9/6/2021	37.6	37.6
		State Street Financial Center Junior Mezz	6.500%	11/10/2021	125.1	125.1
		Aspen Lake Office Portfolio	8.250%	3/10/2028	20.1	—
		Charles River Plaza North	6.080%	4/6/2029	101.9	101.9
TOTAL LOANS RECEIVABLE (Cost $316.8 and $296.7)					$319.0	$298.8
TOTAL INVESTMENTS (Cost $23,097.6 and $22,823.6)					$27,470.3	$27,170.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 6.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield.

(5)	A portion of this investment consists of land for development.

(6)	Represents the fixed interest rate on this investment.

(7)	This loan has the option to increase the principal balance up to $35.0 million and includes a one year extension option at a 5.0% annual interest only rate.

(8)	All or a portion of these securities are out on loan. The aggregate value of securities on loan is $15.5 million.

(9)	This investment was restructured on February 2, 2018, reducing the Account's interest in the joint venture from 75% to 66.02%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Account’s financial condition and results of operations should be read together with the consolidated financial statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, and the section of the Account’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K”) entitled “Item 1A. Risk Factors.” The past performance of the Account is not indicative of future results.
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

•
Participant Transactions and Cash Management: Investment risk associated with participant transactions, in particular that (i) significant net participant transfers out of the Account may impair our ability to pursue or consummate new investment opportunities that are otherwise attractive to the Account and/ or may result in sales of real estate-related assets to generate liquidity, (ii) significant net participant transfers into the Account may result, on a temporary basis, in our cash holdings and/ or holdings in liquid real estate-related investments exceeding our long-term targeted holding levels and (iii) high levels of cash and liquid non-real estate-related i nvestments in the Account during times of appreciating real estate values can impair the Account’s overall return;

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
Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended March 31, 2018 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

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

•
conventional commercial mortgage loans, participating mortgage loans, secured domestic and foreign (including U.K.) mezzanine loans, subordinated loans and collateralized mortgage obligations, including CMBS and other similar investments.

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
In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Traditionally, less than 10% of the Account’s net assets have been comprised of interests in these securities; although, the Account has recently held approximately 10% of its net assets in equity REIT securities at times. In addition, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of March 31, 2018, REIT securities comprised approximately 5.4% of the Account’s net assets, and the Account held no CMBS as of such date.
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
Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate-related liquid investments, may not comprise more than 25% of the Account’s net assets. As of March 31, 2018, the Account did not hold any foreign real estate investments.

FIRST QUARTER 2018 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook
Key U.S. economic indicators and their near-term outlook are summarized in the table below. According to the “advance estimate” from the Bureau of Economic Analysis, U.S. Gross Domestic Product (“GDP”) increased at a 2.3% annual rate during the first quarter as compared to 2.9% during the fourth quarter. Falling short of expectations, both consumer spending and trade have driven growth downward while an increase in inventories has contributed nearly a full point towards growth. Other factors that likely contributed to lower first quarter GDP growth include the dissipation of post-hurricane spending and accelerated inflation. The Bureau of Labor Statistics reported that the U.S. economy added 605,000 jobs during the first quarter of 2018 compared to 662,000 jobs during the fourth quarter of 2017. The economy created an average of 202,000 jobs over the past three months, above the 12-month average of 188,000. The unemployment rate held at 4.1% for the sixth consecutive month.
Economic Indicators*

	2017	1Q 2018	Forecast
			2018	2019
Economy(1)
GDP	2.3%	2.3%	2.8%	2.6%
Employment Growth (Thousands)	2,188	605	2,130	1,800
Unemployment Rate	4.4%	4.1%	4.4%	4.1%
Interest Rates(2)
10 Year Treasury	2.3%	2.8%	2.3%	2.8%
Sources: Blue Chip Economic Indicators, Blue Chip Financial Forecasts, BEA, Bureau of Labor Statistics, Federal Reserve and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while annual values represent a twelve-month average.

(2)	Treasury rates are an average over the stated period.
The Federal Open Market Committee voted in March to raise the target range for the federal funds rate to 1.50% to 1.75% “in view of realized and expected labor market conditions and inflation,” as indicated in the March meeting minutes. The committee expects that economic conditions will continue to evolve in a manner that will warrant gradual rate increases. The committee is generally expected to raise rates two or three additional times in 2018.
Consumer spending softened during the first quarter, but the fundamentals of the U.S. economy still appear healthy. Consumer and business confidence remain high, the unemployment rate is still at an 18 year low, and job growth remains solid. Blue Chip economists expect GDP to increase at a 2.8% rate for all of 2018 and at a 2.6% rate in 2019. Employment growth and GDP of this magnitude is supportive of ongoing improvement in commercial real estate market conditions.
Real Estate Market Conditions and Outlook
Commercial real estate conditions remained relatively steady during the first quarter of 2018. Tenant demand was generally strong enough to support modest vacancy rate improvements in the industrial and retail sector while office and multifamily conditions softened. Real Capital Analytics reported that sales of office, industrial, retail, and multi-family properties totaled $96.1 billion during the first quarter of 2018, an 18.4% decrease from fourth quarter 2017 and an 2.7% increase from first quarter 2017. Property pricing as calculated by the Green Street Advisor Commercial Property Price Index decreased 1.0% during the first quarter on a year-over-year basis. As of March 31, 2018, property pricing has been essentially flat as modest increases in cap rates have largely offset income growth.
For the quarter ending March 31, 2018, the preliminary NCREIF Fund Index Open-End Diversified Core Equity (“NFI-ODCE”) Equal Weight total return, net of fees was relatively steady at 1.96% as compared to 1.94% during the fourth quarter. The NFI-ODCE is a fund-level return index which includes property investments as ownership share, cash balances and leverage. The Account’s real estate assets generated a 1.80% total return during the first quarter. Total returns were positive for the 32nd consecutive quarter, but at this stage in the cycle, income has become the primary driver of returns.

Occupancy in the Account’s properties averaged 91.9% leased during the first quarter of 2018 as compared with 92.0% during the fourth quarter. Data for the Account’s top five markets in terms of market value as of March 31, 2018 are provided below. These five markets represent nearly half of the Account’s total real estate portfolio.

Top 5 Metro Areas by Fair Market Value	Account % Leased Fair Value Weighted*	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio**	Metro Area Fair Value as a % of Total Investments
New York-Jersey City-White Plains, NY-NJ	92.4%	16	13.0%	10.3%
Washington-Arlington-Alexandria, DC-VA-MD-WV	86.4%	13	11.1%	8.8%
Los Angeles-Long Beach-Glendale, CA	89.9%	12	8.9%	7.0%
Boston, MA	86.4%	5	6.9%	5.5%
San Francisco-Redwood City-South San Francisco, CA	90.4%	8	6.3%	5.0%

*
Weighted by fair value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair value of the Account’s monetary investments in those markets.

**	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.
Office
Finance and professional & business services have been the traditional drivers of demand for office space. The financial services sector expanded by 35,000 jobs in the first quarter, compared to 26,000 for the previous quarter. The professional and business services sector, which includes many facets of technology-related employment also increased, adding 126,000 jobs as compared to 107,000 previously. Although job growth in both sectors increased compared to fourth quarter, new office supply caused an increase in the national office vacancy rate to 13.3%, up from 13.0% in the fourth quarter of 2017, as reported by CB Richard Ellis Econometric Advisors (“CBRE-EA”). Several high-tech markets including San Francisco, Seattle, Austin, Raleigh, and New York maintained single-digit vacancy rates.
Market vacancy rates as reported by CBRE-EA primarily remained steady. Of the Account’s top five office markets, there was a notable increase in vacancy for Boston, New York and Seattle, and a decrease in San Francisco during the first quarter of 2018. The vacancy rate for the Account’s office portfolio increased to average 14.7% during the first quarter, from 14.1% in the fourth quarter. The above-average vacancy rate in the Account’s New York properties is reflective of repositioning activity at two properties, which will likely keep the vacancy rate elevated over the near term. The increase in vacancy for Boston can be attributed to the loss of tenants in two properties, however, new leases signed in 2018 will decrease vacancy levels back to fourth quarter levels.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2018 Q1	2017 Q4	2018 Q1	2017 Q4
Account / Nation			14.7%	14.1%	13.3%	13.0%
Boston, MA	$1,467.9	5.3%	16.6%	11.0%	10.2%	9.8%
Washington-Arlington-Alexandria, DC-VA-MD-WV	1,444.1	5.3%	16.8%	16.5%	15.4%	15.3%
San Francisco-Redwood City-South San Francisco, CA	1,159.8	4.2%	6.3%	7.5%	7.5%	7.8%
New York-Jersey City-White Plains, NY-NJ	1,125.7	4.1%	24.8%	22.1%	9.3%	9.4%
Seattle-Bellevue-Everett, WA	975.9	3.6%	11.1%	8.2%	8.2%	7.6%

*	Source: CBRE-EA.
Market vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the square foot-weighted percentage of unleased space.
Industrial
Industrial market conditions are influenced by GDP growth, international trade, and consumer spending, specifically e-commerce sales, which will continue boosting warehouse demand. During the first quarter, CBRE-EA reported that the national industrial availability rate decreased to 7.3% after ending the fourth quarter at 7.4%. With supply increasing to meet demand at this point in the cycle, the declining trend in availability may flatten.
The average vacancy rate of the Account’s industrial properties decreased to 7.4% in the first quarter from 7.6% during the fourth quarter. Vacancy rates in three of the Account’s top five industrial markets were near or well below their respective market averages. Several tenants vacated space in one of the Account’s Los Angeles properties, however, leasing efforts have picked up with multiple tenants touring the space. One tenant downsized a significant amount of space in one of the Account’s Tacoma properties in the first quarter of 2018, contributing to the rise in vacancy. On-going leasing efforts have led to discussions with multiple tenants to lease up the vacant space.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2018 Q1	2017 Q4	2018 Q1	2017 Q4
Account / Nation			7.4%	7.6%	7.3%	7.4%
Riverside-San Bernardino-Ontario, CA	$796.6	2.9%	0.0%	0.0%	6.6%	6.4%
New York-Jersey City-White Plains, NY-NJ	336.7	1.2%	2.4%	2.4%	6.8%	7.0%
Los Angeles-Long Beach-Glendale, CA	335.3	1.2%	7.7%	5.7%	4.5%	4.4%
Tacoma-Lakewood, WA	318.3	1.2%	4.8%	1.7%	4.1%	4.6%
Dallas-Plano-Irving, TX	266.3	1.0%	4.7%	4.7%	8.6%	7.8%

*	Source: CBRE-EA.
Market availability is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space.
Note—CBRE-EA considers Tacoma part of the Seattle industrial market. Market vacancy rates reflect the Seattle-Tacoma total.

Multi-Family
Apartment demand is generated from a combination of economic and demographic forces including job growth, household formations, and changes in the U.S. homeownership rate. The national apartment vacancy rate increased to 5.0% during the first quarter of 2018 as compared to 4.9% during the fourth quarter of 2017. CBRE-EA is expecting market conditions to continue to soften as new supply is delivered to the market. Over the next year, the supply pipeline is expected to peak and market conditions should begin to stabilize.
The vacancy rate of the Account’s multi-family properties remained steady at 6.5% during the first quarter, compared to the fourth quarter. As shown in the following table, average vacancy rates in the Account’s top five apartment markets are above their comparable market averages. Strong leasing activity at one of the Account’s properties in New York continued to improve vacancy. The delivery and lease-up of several new projects in the local sub-market impacted vacancy in the Account’s properties in Denver.

			Account Units Weighted Average Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2018 Q1	2017 Q4	2018 Q1	2017 Q4
Account / Nation			6.5%	6.5%	5.0%	4.9%
New York-Jersey City-White Plains, NY-NJ	$859.5	3.1%	4.2%	4.4%	3.4%	3.5%
Washington-Arlington-Alexandria, DC-VA-MD-WV	803.9	2.9%	8.4%	9.5%	4.9%	5.0%
Los Angeles-Long Beach-Glendale, CA	562.2	2.0%	7.0%	5.6%	4.0%	4.0%
Denver-Aurora-Lakewood, CO	344.4	1.3%	6.8%	5.8%	5.6%	5.6%
Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	293.6	1.1%	8.5%	8.1%	5.0%	5.7%

*	Source: CBRE-EA.
Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units.
Retail
Preliminary data from the U.S. Census Bureau indicate that retail sales excluding motor vehicles and parts increased 0.8% in the first quarter of 2018 and 4.4% on a year-over-year basis. The rate of rising online retail sales has been one of the catalysts behind the shuttering of standard retailers and shopping centers. Retail market conditions have been challenged by bankruptcies and store closings, however, CBRE-EA data indicate that the national availability rate decreased slightly to 9.4% in the first quarter from 9.6% in the fourth quarter of 2017. The vacancy rate for the Account’s retail portfolio decreased to 4.3% in the first quarter of 2018 from 4.7% in the fourth quarter of 2017. All but two of the Account’s retail investments have vacancy rates below 10.0%, which is reflective of the overall high quality of the retail portfolio.
Outlook
The real estate cycle is indeed mature; moderation of returns has occurred and is to be expected but U.S. real estate markets on the whole are largely well-balanced. With the labor market near or at full employment, wage growth could begin to meaningfully pick up. Inflation pulled back during the quarter, but softness is viewed as transitory and not a reflection of underlying economic weakness.
Economists expect GDP growth of 2.8% in 2018 and 2.6% in 2019. Job growth is expected to moderate, but remain strong enough to remain steady. Interest rates are expected to rise at a gradual pace throughout the rest of 2018. The biggest risk to the U.S. economy is exogenous. The geopolitical landscape has increased uncertainty especially regarding potential trade policies which could have significant negative impacts on the U.S. economy. Another potential issue is a cut of current immigration levels, which has been a priority of the current U.S. administration. Nonetheless, if domestic economic conditions approximate economist expectations, real estate market conditions should remain healthy throughout 2018.
INVESTMENTS
As of March 31, 2018, the Account had total net assets of $24.9 billion, a 0.3% decrease from December 31, 2017. The decrease in the Account’s net assets was primarily driven by net participant outflows partially offset by investment income and net appreciation on the Account's investments.
As of March 31, 2018, the Account owned a total of 140 real estate investments (112 of which were wholly-owned, 28 of which were held in joint ventures). The real estate portfolio included 40 apartment investments (including one held in a joint venture), 39 office investments (including 13 held in joint ventures), 35 industrial investments (including one held in a joint venture), 22 retail investments (including ten held in joint ventures), two storage facilities that are joint venture investments, one joint venture interest in land for future development and one leasehold interest encumbered by a ground lease. Of the real estate investments, 36 are subject to debt (including 14 joint venture investments).
The outstanding principal on mortgage loans payable on the Account’s wholly-owned real estate portfolio as of March 31, 2018 was $2.6 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $2.5 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the Consolidated Schedules of Investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of March 31, 2018 was $5.1 billion, which represented a loan to value ratio of 16.9%. The Account has no Account-level debt.
At March 31, 2018, the Account held 79.1% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 10.6% of total investments, real estate-related equity securities representing 4.9% of total investments, U.S. Treasury securities representing 3.9% of total investments, loans receivable representing 1.2% of total investments, and real estate limited partnerships representing 0.3% of total investments.
Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, Fashion Show, located in Las Vegas, Nevada, represented 5.2% of total real estate investments and 4.2% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes (i) have maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with the Account’s intent to diversify the Account by property type and geographic location (including reallocating the Account’s exposure to or away from certain property types in certain geographic locations), or (v) otherwise do not satisfy the investment objectives of the Account. Management, from time to time, will evaluate the need to manage liquidity in the Account as part of its analysis as to whether to undertake a particular asset sale. The Account could reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., participant withdrawals or benefit payments).

The following table lists the Account's ten largest investments as of March 31, 2018. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Credit Risk Concentrations.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Fashion Show	50%	Las Vegas	NV	Retail	$1,250.3	$429.7	$820.6	5.2%	4.2%
DDR	85%	Various	U.S.A	Retail	1,213.8	595.3	618.5	5.0%	4.1%
The Florida Mall	50%	Orlando	FL	Retail	925.1	169.6	755.5	3.8%	3.1%
1001 Pennsylvania Avenue	100%	Washington	D.C.	Office	765.0	323.6	441.4	3.2%	2.6%
Colorado Center	50%	Santa Monica	CA	Office	589.5	263.6	325.9	2.4%	2.0%
Fourth and Madison	100%	Seattle	WA	Office	550.0	197.6	352.4	2.3%	1.8%
501 Boylston Street	100%	Boston	MA	Office	515.7	212.2	303.5	2.1%	1.7%
99 High Street	100%	Boston	MA	Office	495.0	270.1	224.9	2.1%	1.7%
425 Park Avenue	100%	New York	NY	Ground Lease	460.0	—	460.0	1.9%	1.5%
780 Third Avenue	100%	New York	NY	Office	423.0	166.5	256.5	1.8%	1.4%

(1)	The Account's share of the fair value of the property investment, gross of debt.

(2)	Debt fair values are presented at the Account's ownership interest.

(3)	The Account's share of the fair value of the property investment, net of debt.

(4)	Total real estate portfolio is the aggregate fair value of the Account's wholly-owned properties and the properties held within a joint venture, gross of debt.

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

Results of Operations
Three months ended March 31, 2018 compared to three months ended March 31, 2017
Net Investment Income
The following table shows the results of operations for the three months ended March 31, 2018 and 2017 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended March 31,		Change
	2018	2017	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$272.0	$258.4	$13.6	5.3%
Real estate property level expenses:
Operating expenses	57.3	55.3	2.0	3.6%
Real estate taxes	44.9	42.5	2.4	5.6%
Interest expense	23.8	22.5	1.3	5.8%
Total real estate property level expenses	126.0	120.3	5.7	4.7%
Real estate income, net	146.0	138.1	7.9	5.7%
Income from real estate joint ventures and limited partnerships	54.9	45.9	9.0	19.6%
Interest	18.1	9.7	8.4	86.6%
Dividends	9.7	(0.7)	10.4	N/M
TOTAL INVESTMENT INCOME	228.7	193.0	35.7	18.5%
Expenses:
Investment management charges	14.6	20.5	(5.9)	(28.8)%
Administrative charges	14.8	15.6	(0.8)	(5.1)%
Distribution charges	6.9	7.2	(0.3)	(4.2)%
Mortality and expense risk charges	0.3	0.3	—	—%
Liquidity guarantee charges	12.2	10.2	2.0	19.6%
TOTAL EXPENSES	48.8	53.8	(5.0)	(9.3)%
INVESTMENT INCOME, NET	$179.9	$139.2	$40.7	29.2%
The table below illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the entirety of each respective year, "same property," as compared to the comparative increases or decreases associated with the acquisition and disposition of properties throughout each respective year.

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	1Q18	1Q17	$	%	1Q18	1Q17	$	%	1Q18	1Q17	$	%
Same Property	$256.6	$249.5	$7.1	2.8%	$53.4	$52.4	$1.0	1.9%	$42.2	$41.2	$1.0	2.4%
Properties Acquired	12.7	—	12.7	N/M	2.6	—	2.6	N/M	2.1	—	2.1	N/M
Properties Sold	2.7	8.9	(6.2)	N/M	1.3	2.9	(1.6)	N/M	0.6	1.3	(0.7)	N/M
Impact of Properties Acquired/Sold	15.4	8.9	6.5	N/M	3.9	2.9	1.0	N/M	2.7	1.3	1.4	N/M
Total Property Portfolio	$272.0	$258.4	$13.6	5.3%	$57.3	$55.3	$2.0	3.6%	$44.9	$42.5	$2.4	5.6%

Rental Income:
Rental income increased $13.6 million, or 5.3%, primarily due to net acquisition activity and a significant lease termination fee earned by the Account in the first quarter of 2018.
Operating Expenses:
Operating expenses increased $2.0 million, or 3.6%, as a result of a modest increase in same property operating expenses, primarily in the Eastern office sector, coupled with the impact of net acquisition activity.
Real Estate Taxes:
Real estate taxes increased $2.4 million, or 5.6%, primarily due to net real estate acquisitions in conjunction with higher property tax assessments resulting from increases in property values, most significantly present in the retail and apartment sectors.
Interest Expense:
Interest expense increased $1.3 million, or 5.8%, primarily due to higher average outstanding principal balances on mortgage loans payable, as compared to the same period in 2017.
Income from Real Estate Joint Ventures and Limited Partnerships:
Income from real estate joint ventures and limited partnerships increased $9.0 million, or 19.6%, as a result of net acquisition activity and an increase in distributions from the Account's joint venture investments, primarily within the retail and office sectors.
Interest and Dividend Income:
Interest income increased $8.4 million primarily due to interest earned from a larger loan receivable portfolio in 2018 as compared to the same period in 2017 paired with additional interest income earned on the Account's portfolio of government agency notes and US Treasuries due to rising interest rates over the same period. Dividend income increased $10.4 million when compared to the same period in 2017. The increase was primarily due to return of capital adjustments recorded in the first quarter of 2017.
Expenses:
Investment management, administrative and distribution charges are costs charged to the Account associated with managing the Account. Investment advisory charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets.  These expenses decreased $7.0 million, or 16.2%, from the prior year primarily as result of general cost improvement measures.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually; the current rates are effective May 1, 2017 through April 30, 2018, and are charged at a fixed rate based on the Account’s net assets. These expenses increased $2.0 million or 19.0% as a result of the increase in liquidity guarantee charge effective May 1, 2017 coupled with an increase in overall net assets of the Account from the previous year.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable
The following table shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the three months ended March 31, 2018 and 2017 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended March 31,		Change
	2018	2017	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(11.8)	$(17.2)	$5.4	(31.4)%
Real estate joint ventures and limited partnerships	0.2	—	0.2	N/M
Marketable securities	3.0	4.6	(1.6)	(34.8)%
Total realized gain on investments:	(8.6)	(12.6)	4.0	(31.7)%
Net change in unrealized appreciation (depreciation) on:
Real estate properties	102.3	51.8	50.5	97.5%
Real estate joint ventures and limited partnerships	24.3	61.0	(36.7)	(60.2)%
Marketable securities	(90.8)	23.3	(114.1)	N/M
Loans receivable	0.1	—	0.1	N/M
Mortgage loans payable	27.7	11.6	16.1	N/M
Net change in unrealized appreciation on investments and mortgage loans payable	63.6	147.7	(84.1)	(56.9)%
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$55.0	$135.1	$(80.1)	(59.3)%
N/M—Not meaningful
Real Estate Properties, Joint Ventures and Limited Partnerships:
Net realized losses in the Account are primarily attributed to the sale of wholly-owned and joint venture real estate investments. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $90.5 million during the first three months of 2018 compared to $34.6 million during the comparable period of 2017. The increase in appreciation was spread across most of the Account's sectors, with the largest concentration in the Southern office sector. Appreciation is primarily a result of rising market rents paired with favorable leasing conditions and stabilized occupancy.
Real Estate Joint Ventures and Limited Partnerships:
Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $24.5 million during the first three months of 2018, compared to $61.0 million during the comparable period of 2017. Appreciation within the Account's joint venture investments has slowed for the first quarter of 2018 compared to first quarter 2017. The overall appreciation was primarily attributed to investments within the Western office investments.
Marketable Securities:
The Account’s marketable securities experienced net realized and unrealized losses of $87.8 million during the first three months of 2018 compared to net realized and unrealized gains $27.9 million during the comparable period of 2017. The performance of the Account's REIT portfolio was in line with the FTSE NAREIT All Equity REITs Index during the first three months of 2018. Additionally, as of March 31, 2018, the Account held $4.0 billion of investments in government agency notes and U.S. Treasury securities, which had nominal changes due to the short-term nature of these investments.

Mortgage Loans Payable:
Mortgage loans payable experienced unrealized gains of $27.7 million during the first three months 2018 compared to $11.6 million during the comparable period of 2017. The unrealized gains in both periods were consistent with the directional movement of U.S. Treasury rates.
Liquidity and Capital Resources
As of March 31, 2018 and December 31, 2017, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $4.0 billion and $3.9 billion representing 16.1% and 15.6% of the Account’s net assets at such dates, respectively.
Participant Flows: Three months ended March 31, 2018 compared to three months ended March 31, 2017
During the three months ended March 31, 2018, the Account received $669.1 million in premiums and transfers from participants offset by participant outflows of $972.7 million in annuity payments and withdrawals and death benefits. During the three months ended March 31, 2017, the Account received $779.5 million in premiums and transfers from participants offset by participant outflows of $710.8 million in annuity payments and withdrawals and death benefits.
Net Income and Marketable Securities
The Account’s net investment income continues to be an additional source of liquidity for the Account. Net investment income was $179.9 million for the three months ended March 31, 2018, as compared to $139.2 million for the comparable period of 2017. The increase in total net investment income is described more fully in the Results of Operations section.
As of March 31, 2018, cash and cash equivalents, along with real estate-related and non-real estate related marketable securities comprised 21.5% of the Account’s net assets. The Account’s real estate-related marketable securities primarily consist of publicly traded REITs. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., participant withdrawals or benefit payments).
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

As of March 31, 2018, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan to value ratio”) was 16.9%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.
As of March 31, 2018, there are no mortgage obligations secured by real estate investments wholly-owned by the Account maturing within the next twelve months. The Account has sufficient liquidity in the form of cash and cash equivalents and securities to meet its current mortgage obligations.
In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.
Recent Transactions
The following describes property transactions by the Account during the first quarter of 2018. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. Dollar amounts are shown in millions.
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price (1)
30700 Russell Ranch	01/04/2018	100.0%	Office	Westlake Village, CA	$32.8
Carrington Park	02/22/2018	100.0%	Apartments	Plano, TX	64.2
Churchill on the Park	03/01/2018	100.0%	Apartments	Dallas, TX	71.2
West Town Mall (2)	03/16/2018	50.0%	Retail	Knoxville, TN	5.0

(1)	The net purchase price represents the purchase price, less closing costs.

(2)	The Account purchased a 50.0% interest in a property through it's West Town Mall, LLC joint venture investment.
Sales

Property Name	Sales Date	Ownership Percentage	Sector	Location	Net Sales Price (1)	Realized Loss on Sale(2)
Urban Centre	03/08/2018	100.0%	Office	Tampa, FL	$141.1	$(12.1)

(1)	The net sales price represents the sales price, less selling expenses.

(2)	Majority of the realized gain/loss has been previously recognized as unrealized gains/losses in the Account's Consolidated Statements of Operations.
Loans Receivable

Property Name	Financing Date	Interest Rate	Sector	Maturity Date	Location	Loan Amount(1)
Aspen Lake Office Portfolio	03/02/2018	8.25%	Office	03/10/2028	Austin, TX	$20.0

(1)	Loan Amount represents the Account's mezzanine loan receivable position.
Financings

Property Name	Financing Date	Ownership Percentage	Interest Rate	Sector	Maturity Date	Location	Financing Amount(1)
Storage Portfolio I	02/02/2018	66.02%	4.53%	Storage	03/01/2028	Various, U.S.A.	$151.2
Circa Green Lake	02/21/2018	100.0%	3.71%	Apartments	03/05/2025	Seattle, WA	52.0
Union - South Lake Union	02/21/2018	100.0%	3.66%	Apartments	03/05/2025	Seattle, WA	57.0
99 High Street	02/22/2018	100.0%	3.90%	Office	03/01/2030	Boston, MA	277.0

(1)	Values represent new mortgage loans incurred or existing loans refinanced during the period.

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
In the Account’s Annual Report on Form 10-K for the year ended December 31, 2017, management identified the critical accounting policies which affect its significant estimates and assumptions used in preparing the Account’s financial statements. Certain of these accounting policies are described in Note 1—Organization and Significant Accounting Policies in this Form 10-Q. There have been no material changes to these accounting policies to those disclosed in our 2017 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint venture, limited partnerships and loans receivable, which, as of March 31, 2018, represented 80.6% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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
As of March 31, 2018, 19.4% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., U.S. government agency notes) and REIT securities. The consolidated schedule of investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in the Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.
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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2018. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures provide reasonable assurance that material information required to be included in the Account's periodic reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
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
ITEM 1A. RISK FACTORS.
There have been no material changes from the Account’s risk factors as previously reported in the Account’s Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
The Code of Ethics for TIAA’s senior financial officers, including its principal executive officer, principal financial officer, principal accounting officer, or controller, and persons performing similar functions, has been filed as an exhibit to the Account’s Annual Report on Form 10-K for the year ended December 31, 2017 and can also be found on the following web site, http://www.tiaa.org/public/prospectuses/index.html.

ITEM 6. EXHIBIT

(1)	(A)
Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account, dated as of January 1, 2008, by and among Teachers Insurance and Annuity Association of America, for itself and on behalf of the Account, and TIAA-CREF Individual & Institutional Services, LLC[1]

http://www.sec.gov/Archives/edgar/data/946155/000093041313001686/c72835_ex1a.htm
(3)	(A)	Restated Charter of TIAA (as amended)[2]
http://www.sec.gov/Archives/edgar/data/946155/000093041315001888/c80401_ex3a.htm
	(B)	Amended Bylaws of TIAA[3]
http://www.sec.gov/Archives/edgar/data/946155/000093041315001888/c80401_ex3b.htm
(4)	(A)
Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements,[4] Keogh Contract,[5] Retirement Choice and Retirement Choice Plus Contracts[5] and Retirement Select and Retirement Select Plus Contracts and Endorsements[6]

http://www.sec.gov/Archives/edgar/data/946155/000093041304002268/c31392_ex4-a.txt
http://www.sec.gov/Archives/edgar/data/946155/0000950146-96-000627-index.html
http://www.sec.gov/Archives/edgar/data/946155/000093041305003249/c35876_ex4.htm
	(B)	Forms of Income-Paying Contracts[4]
http://www.sec.gov/Archives/edgar/data/946155/0000950146-96-000627-index.html
	(C)	Form of Contract Endorsement for Internal Transfer Limitation[7]
http://www.sec.gov/Archives/edgar/data/946155/000093041310005579/c62766_ex-4c.htm
	(D)	Form of Non-ERISA Retirement Choice Plus Contract[9]
http://www.sec.gov/Archives/edgar/data/946155/000162828017002745/exhibit4d1.htm
http://www.sec.gov/Archives/edgar/data/946155/000162828017002745/exhibit4d2.htm
	(E)	Form of Trust Company Retirement Choice Contract[10]
http://www.sec.gov/Archives/edgar/data/946155/000162828017002745/exhibit4e1.htm
http://www.sec.gov/Archives/edgar/data/946155/000162828017002745/exhibit4e2.htm
	(F)	Form of Trust Company Retirement Choice Plus Contract[11]
http://www.sec.gov/Archives/edgar/data/946155/000162828017002745/exhibit4f1.htm
http://www.sec.gov/Archives/edgar/data/946155/000162828017002745/exhibit4f2.htm
(G)
Form of Income Test Drive Endorsement for Retirement Annuity Contracts. After-Tax Retirement Annuity Contracts, Supplemental Retirement Annuity Contracts and IRA Contracts (including Rollover IRA, Contributory IRA, Roth IRA, OneIRA)[12]

http://www.sec.gov/Archives/edgar/data/946155/000162828018003214/exhibit4g123117.htm
(H)
Form of Income Test Drive Endorsement for Group Retirement Annuity Certificates, Group Supplemental Retirement Annuity Certificates, Keogh Certificates, Retirement Choice Certificates, Retirement Choice Plus Certificates, Non-ERISA Retirement Choice Plus Certificates, Trust Retirement Choice Certificates, and Trust Retirement Choice Plus Certificates[13]

http://www.sec.gov/Archives/edgar/data/946155/000162828018003214/exhibit4h123117.htm
	(I)	Form of OneIRA Non-Qualified Deferred Annuity Contract (and Rate Schedule)[14]
http://www.sec.gov/Archives/edgar/data/946155/000162828018003214/exhibit4i123117.htm
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of February 21, 2018, between TIAA, on behalf of the Registrant, and RERC, LLC[15]
http://www.sec.gov/Archives/edgar/data/946155/000162828018002605/ifsrercsigned20180223.htm
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.[8]
http://www.sec.gov/Archives/edgar/data/946155/000093041313001652/c71842_ex10-b.htm
(31)		Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications*
(32)		Section 1350 Certifications*
(101)
The following financial information from the Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Net Assets, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.**

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

(5)
Previously filed and incorporated herein by reference to Exhibit 4(A) to the Account’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1, filed with the Commission on May 2, 2005 (File No. 333-121493).

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

(8)
Previously filed and incorporated herein by reference to Exhibit 10(B) to the Account's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and filed with the Commission on March 14, 2013 (File No. 33-92990).

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

(12)	Previously filed and incorporated herein by reference to Exhibit 4(G) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 333-216849).

(13)	Previously filed and incorporated herein by reference to Exhibit 4(H) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 333-216849).

(14)	Previously filed and incorporated herein by reference to Exhibit 4(I) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 333-216849).

(15)	Previously filed and incorporated herein by reference to Exhibit 10.1 to the Account’s Current Report on Form 8-K, filed with the Commission on March 1, 2018 (File No. 33-92990).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 8th day of May, 2018.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

May 8, 2018	By:	/s/ Carol W. Deckbar
Carol W. Deckbar Executive Vice President, Institutional Investment & Endowment Services Teachers Insurance and Annuity Association of America (Principal Executive Officer)

May 8, 2018	By:	/s/ Virginia M. Wilson
Virginia M. Wilson Senior Executive Vice President and Chief Financial Officer, Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)