Form 10-Q
period 2018-06-30
TIAA REAL ESTATE ACCOUNT
filed 2018-08-07
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2018
OR
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
YES ☐  NO ☒

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $13,217.8 and $12,972.5)	$16,042.7	$15,742.7
Real estate joint ventures and limited partnerships (cost: $4,599.9 and $4,675.3)	6,009.5	6,003.0
Marketable securities:
Real estate-related (cost: $1,195.6 and $991.0)	1,451.2 (1)	1,238.0	(1)
Other (cost: $4,073.6 and $3,888.1)	4,073.5	3,887.5
Loans receivable (cost: $616.2 and $296.7)	618.3	298.8
Total investments (cost: $23,703.1 and $22,823.6)	28,195.2	27,170.0
Cash and cash equivalents	5.6	11.7
Due from investment manager	13.0	1.0
Other	237.9 (2)	270.9	(2)
TOTAL ASSETS	28,451.7	27,453.6
LIABILITIES
Mortgage loans payable, at fair value (principal outstanding: $2,946.9 and $2,238.6)	2,891.4	2,238.3
Accrued real estate property expenses	201.3	199.1
Payable for collateral for securities loaned	2.0	18.5
Other	56.5	55.1
TOTAL LIABILITIES	3,151.2	2,511.0
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	24,783.8	24,430.8
Annuity Fund	516.7	511.8
TOTAL NET ASSETS	$25,300.5	$24,942.6
NUMBER OF ACCUMULATION UNITS OUTSTANDING	60.6	61.3
NET ASSET VALUE, PER ACCUMULATION UNIT	$408.679	$398.329
(1) Includes securities loaned of $2.0 million at June 30, 2018 and $18.1 million at December 31, 2017.
(2) Includes cash collateral for securities loaned of $2.0 million at June 30, 2018 and $18.5 million at December 31, 2017.

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
INVESTMENT INCOME
Real estate income, net:
Rental income	$277.4	$265.3	$549.4	$523.7
Real estate property level expenses and taxes:
Operating expenses	55.9	52.7	113.2	108.0
Real estate taxes	45.0	41.6	89.9	84.1
Interest expense	28.6	22.3	52.4	44.8
Total real estate property level expenses and taxes	129.5	116.6	255.5	236.9
Real estate income, net	147.9	148.7	293.9	286.8
Income from real estate joint ventures and limited partnerships	65.6	47.5	120.5	93.4
Interest	24.4	12.0	42.5	21.7
Dividends	12.3	8.5	22.0	7.8
TOTAL INVESTMENT INCOME	250.2	216.7	478.9	409.7
Expenses:
Investment management charges	17.8	16.9	32.4	37.4
Administrative charges	11.9	15.7	26.7	31.3
Distribution charges	7.1	6.0	14.0	13.2
Mortality and expense risk charges	0.3	0.3	0.6	0.6
Liquidity guarantee charges	12.5	11.8	24.7	22.0
TOTAL EXPENSES	49.6	50.7	98.4	104.5
INVESTMENT INCOME, NET	200.6	166.0	380.5	305.2
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	55.4	0.4	43.6	(16.8)
Real estate joint ventures and limited partnerships	—	—	0.2	—
Marketable securities	3.9	8.1	6.9	12.7
Net realized gain (loss) on investments	59.3	8.5	50.7	(4.1)
Net change in unrealized appreciation (depreciation) on:
Real estate properties	(47.6)	32.4	54.7	84.2
Real estate joint ventures and limited partnerships	68.0	0.8	92.3	61.8
Marketable securities	97.7	8.7	6.9	32.0
Loans receivable	(0.1)	—	—	—
Mortgage loans payable	27.5	(18.1)	55.2	(6.5)
Net change in unrealized appreciation on investments and mortgage loans payable	145.5	23.8	209.1	171.5
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	204.8	32.3	259.8	167.4
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$405.4	$198.3	$640.3	$472.6

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
FROM OPERATIONS
Investment income, net	$200.6	$166.0	$380.5	$305.2
Net realized gain (loss) on investments	59.3	8.5	50.7	(4.1)
Net change in unrealized appreciation on investments and mortgage loans payable	145.5	23.8	209.1	171.5
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	405.4	198.3	640.3	472.6
FROM PARTICIPANT TRANSACTIONS
Premiums	603.6	648.7	1,272.7	1,428.2
Annuity payments	(11.2)	(10.6)	(22.4)	(21.5)
Withdrawals and death benefits	(571.2)	(675.2)	(1,532.7)	(1,375.1)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	21.2	(37.1)	(282.4)	31.6
NET INCREASE IN NET ASSETS	426.6	161.2	357.9	504.2
NET ASSETS
Beginning of period	24,873.9	24,647.7	24,942.6	24,304.7
End of period	$25,300.5	$24,808.9	$25,300.5	$24,808.9

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$640.3	$472.6
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(50.7)	4.1
Net change in unrealized appreciation on investments and mortgage loans payable	(209.1)	(171.5)
Purchase of real estate properties	(446.9)	(33.5)
Capital improvements on real estate properties	(85.9)	(59.5)
Proceeds from sale of real estate properties	374.9	115.4
Purchases of long term investments	(309.3)	(318.8)
Proceeds from long term investments	195.5	66.3
Increase in loans receivable	(319.5)	(1.6)
Increase in other investments	(185.5)	(53.2)
Change in due from investment manager	(12.0)	(3.1)
Decrease in other assets	33.0	97.6
Decrease in other liabilities	(23.5)	(90.5)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(398.7)	24.3
CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	712.8	—
Payments of mortgage loans	(37.6)	(48.5)
Premiums	1,272.7	1,428.2
Annuity payments	(22.4)	(21.5)
Withdrawals and death benefits	(1,532.7)	(1,375.1)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	392.8	(16.9)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5.9)	7.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period cash, cash equivalents and restricted cash	54.0	48.8
Net (decrease) increase in cash, cash equivalents and restricted cash	(5.9)	7.4
End of period cash, cash equivalents and restricted cash	$48.1	$56.2
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$49.6	$44.9
Debt assumed as part of real estate acquisition	$33.1	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	As of June 30,
	2018	2017
Cash and cash equivalents	$5.6	$14.3
Restricted cash(1)	42.5	41.9
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$48.1	$56.2
(1) Restricted cash is included within other assets on the Account's Statements of Assets and Liabilities.

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which requires the use of estimates made by management. Actual results may vary from those estimates and such differences may be material.
The Consolidated Financial Statements of the Account as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2017 included in the Account’s 2017 annual report on Form 10-K.
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
The Account’s primary objective when valuing its real estate investments is to produce a valuation that represents a reasonable estimate of the fair value of its investments. Implicit in the Account’s definition of fair value are the consummation of a sale as of a specified date and the passing of title from seller to buyer under conditions whereby:

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
The independent fiduciary, RERC, LLC, was initially appointed in March 2006 by a special subcommittee of the Investment Committee of the Board to, among other things, oversee the entire appraisal process. In March 2018, RERC, LLC, was re-appointed as the Account's independent fiduciary for a term expiring in February 2021. The independent fiduciar

y must approve all independent appraisers used by the Account. All appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices, the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. Appraisals of properties held outside of the U.S. are performed in accordance with industry standards commonly applied in the applicable jurisdiction. These independent appraisers are always expected to be MAI-designated members of the Appraisal Institute (or its European equivalent, Royal Institute of Chartered Surveyors) and state certified appraisers from national or regional firms with relevant property type experience and market knowledge. Under the Account’s current procedures, each independent appraisal firm will be rotated off of a particular property at least every three years, although such appraisal firm may perform appraisals of other Account properties subsequent to such rotation.
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
Restricted Cash: The Account held restricted cash in escrow accounts for security deposits, as required by certain states, as well as property taxes, insurance, and various other property related matters as required by certain creditors related to outstanding mortgage loans payable collateralized by certain real estate investments. These amounts are recorded within other assets on the consolidated statements of assets and liabilities. See Note 7—Mortgage Loans Payable for additional information regarding the Account’s outstanding mortgage loans payable.
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
The Account adopted the Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18") as of January 1, 2018. ASU 2016-18 states that the statement of cash flows should present beginning-of-period and end-of-period total amounts that include cash and restricted cash. Transfers between cash and restricted cash will no longer be presented as operating activities within the statement of cash flows. The adoption of ASU 2016-18 was retrospectively applied and required modification to the presentation of restricted cash on the Account's Consolidated Statements of Cash Flows for the current period as of June 30, 2018 and prior period as of June 30, 2017.
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
In February 2016, the FASB issued Accounting Standards Update 2016-02 Leases (Topic 842) (“ASU 2016-02”) which will supersede Topic 840, Leases. This ASU applies to all entities that enter into a lease. Lessees will be required to report assets and liabilities that arise from leases. Lessor accounting is expected to remain unchanged except in certain circumstances. The ASU also contains certain practical expedients, which the Account plans to elect. The Account is electing the transition package of practical expedients permitted within the new standard, which among other things, allows the Account to carry forward the historical lease classification. In addition, the Account will elect the practical expedient not to separate lease and non-lease components whereby both components are accounted for and recognized as lease components. Under ASC 842 as a lessor, lease components will be recognized on a straight line basis, while non-lease components will be recognized in accordance with the new revenue standard. The Account is in the process of evaluating the impact the ASU will have on its consolidated financial statements. The Account’s tenant reimbursement revenues generated from common area and maintenance services that are provided to its tenants are considered a non-lease component that must be separated, allocated based on the transaction price allocation guidance and accounted for according to the new revenue standard. In January 2018, the FASB issued a proposal for comment that would allow lessors to elect a similar practical expedient by class of underlying assets to not separate non-lease components from the lease component. The lessor’s practical expedient election would be limited to circumstances in which (i) the timing and pattern of revenue recognition are the same for the non-lease component and the related lease component and (ii) the combined single lease component would be classified as an operating lease. If the exposed practical expedient is issued in its existing form, the Account expects to elect the practical expedient which would allow the Account the ability to combine the lease and non-lease components if the underlying asset meets the two criteria above. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including all interim periods within those fiscal years. The proposed changes were tentatively approved by the FASB in March 2018. Management has completed its initial scoping for the adoption of the ASU 2016-02 and does not expect the adoption of such guidance to materially impact the Account.

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
The expenses for the services noted above that are provided to the Account by TIAA and Services are identified in the accompanying consolidated statements of operations and are reflected in Note 8—Financial Highlights.

Note 3—Credit Risk Concentrations
Concentrations of credit risk may arise when a number of properties or tenants are located in a similar geographic region such that the economic conditions of that region could impact tenants’ obligations to meet their contractual obligations or cause the values of individual properties to decline. As of June 30, 2018, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 3% of the rental income of the Account. There are no significant lease expirations scheduled to occur over the next twelve months.
The Account’s wholly-owned real estate investments and investments in joint venture are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of June 30, 2018 (unaudited):

Diversification by Fair Value(1)

	West	East	South	Midwest	Total
Office	16.5%	19.5%	5.0%	—%	41.0%
Apartment	8.4%	7.8%	4.8%	0.9%	21.9%
Retail	8.1%	3.0%	7.6%	0.7%	19.4%
Industrial	7.8%	2.2%	4.1%	0.5%	14.6%
Other(2)	0.4%	2.5%	0.1%	0.1%	3.1%
Total	41.2%	35.0%	21.6%	2.2%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interests in Storage Portfolio investments, a fee interest encumbered by a ground lease real estate investment and land.
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

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 (unaudited) and December 31, 2017, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3); and practical expedient (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at June 30, 2018
Real estate properties	$—	$—	$16,042.7	$—	$16,042.7
Real estate joint ventures	—	—	5,915.3	—	5,915.3
Limited partnerships	—	—	—	94.2	94.2
Marketable securities:
Real estate-related	1,451.2	—	—	—	1,451.2
Government agency notes	—	2,539.7	—	—	2,539.7
United States Treasury securities	—	1,533.8	—	—	1,533.8
Loans receivable	—	—	618.3	—	618.3
Total Investments at June 30, 2018	$1,451.2	$4,073.5	$22,576.3	$94.2	$28,195.2
Mortgage loans payable	$—	$—	$(2,891.4)	$—	$(2,891.4)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2017
Real estate properties	$—	$—	$15,742.7	$—	$15,742.7
Real estate joint ventures	—	—	5,860.6	—	5,860.6
Limited partnerships	—	—	—	142.4	142.4
Marketable securities:
Real estate-related	1,238.0	—	—	—	1,238.0
Government agency notes	—	2,872.3	—	—	2,872.3
United States Treasury securities	—	1,015.2	—	—	1,015.2
Loans receivable	—	—	298.8	—	298.8
Total Investments at December 31, 2017	$1,238.0	$3,887.5	$21,902.1	$142.4	$27,170.0
Mortgage loans payable	$—	$—	$(2,238.3)	$—	$(2,238.3)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2018 and 2017 (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2018
Beginning balance April 1, 2018	$15,906.0	$5,805.6	$319.0	$22,030.6	$(2,594.2)
Total realized and unrealized gains (losses) included in changes in net assets	7.8	67.4	(0.1)	75.1	27.5
Purchases(1)	360.4	69.4	299.4	729.2	(359.9)
Sales	(231.5)	—	—	(231.5)	—
Settlements(2)	—	(27.1)	—	(27.1)	35.2
Ending balance June 30, 2018	$16,042.7	$5,915.3	$618.3	$22,576.3	$(2,891.4)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the six months ended June 30, 2018
Beginning balance January 1, 2018	$15,742.7	$5,860.6	$298.8	$21,902.1	$(2,238.3)
Total realized and unrealized gains included in changes in net assets	98.3	91.6	—	189.9	55.2
Purchases(1)	576.6	83.8	319.5	979.9	(745.9)
Sales	(374.9)	—	—	(374.9)	—
Settlements(2)	—	(120.7)	—	(120.7)	37.6
Ending balance June 30, 2018	$16,042.7	$5,915.3	$618.3	$22,576.3	$(2,891.4)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2017
Beginning balance April 1, 2017	$15,401.5	$5,936.5	$296.7	$21,634.7	$(2,320.3)
Total realized and unrealized gains included in changes in net assets	32.8	0.1	—	32.9	(18.1)
Purchases(1)	62.3	10.8	0.6	73.7	—
Sales	—	—	—	—	—
Settlements(2)	—	(0.6)	—	(0.6)	48.3
Ending balance June 30, 2017	$15,496.6	$5,946.8	$297.3	$21,740.7	$(2,290.1)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the six months ended June 30, 2017
Beginning balance January 1, 2017	$15,452.8	$5,622.4	$295.7	$21,370.9	$(2,332.1)
Total realized and unrealized gains included in changes in net assets	67.4	62.8	—	130.2	(6.5)
Purchases(1)	91.8	262.5	1.6	355.9	—
Sales	(115.4)	—	—	(115.4)	—
Settlements(2)	—	(0.9)	—	(0.9)	48.5
Ending balance June 30, 2017	$15,496.6	$5,946.8	$297.3	$21,740.7	$(2,290.1)

(1)	Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable and assumption of mortgage loans payable.

(2)	Includes operating income for real estate joint ventures, net of distributions, principal payments and extinguishment of mortgage loans payable.
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of June 30, 2018 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 8.6% (6.6%) 4.0% - 7.5% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 7.0% (4.9%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 8.9% (6.8%) 4.5% - 8.3% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 7.5% (5.0%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 7.8% (6.3%) 3.5% - 6.3% (4.8%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3% - 5.8% (4.4%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.0% - 10.5% (6.4%) 4.3% - 8.8% (5.2%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 10.5% (4.6%)
Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	37.5% - 69.2% (48.3%) 4.2% - 5.8% (4.4%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	37.5% - 69.2% (48.3%) 1.2 - 1.4 (1.3)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	26.3% - 64.7% (43.4%) 3.8% - 4.3% (4.0%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	26.3% - 64.7% (43.4%) 1.1 - 1.4 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	17.7% - 51.4% (32.6%) 4.0% - 5.3% (4.3%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	17.7% - 51.4% (32.6%) 1.1 - 1.3 (1.2)
Loans Receivable	Office, Retail and Storage	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	60.2% - 79.2% (75.1%) 4.2% - 8.3% (6.2%)

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
During the six months ended June 30, 2018 and 2017, there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2018	$16.1	$67.4	$(0.1)	$83.5	$27.5
For the six months ended June 30, 2018	$110.7	$91.6	$—	$202.4	$55.2
For the three months ended June 30, 2017	$32.4	$0.1	$—	$32.5	$(18.1)
For the six months ended June 30, 2017	$71.0	$62.8	$—	$133.8	$(6.5)
Note 5—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have mortgage loans payable collateralized by the properties owned by the aforementioned joint ventures. At June 30, 2018, the Account held investments in joint ventures with ownership interest percentages that ranged from 33.3% to 97.5%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The fair value of the Account’s equity interest in these joint ventures was $5.9 billion at June 30, 2018 and December 31, 2017.
A condensed summary of the results of operations of the joint ventures are shown below (in millions, unaudited):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Operating Revenue and Expenses
Revenues	$231.2	$215.1	$457.0	$427.0
Expenses	117.6	102.8	258.2	206.7
Excess of revenues over expenses	$113.6	$112.3	$198.8	$220.3
Note 6—Investments in Limited Partnerships
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
LCS SHIP Venture I, LLC ("LCS Ship Venture") prohibits redemptions prior to liquidation. The Account is generally not permitted to sell or transfer its interest in the company without consent of the manager of LCS Ship Venture; however, manager consent is not required if laws or regulations require the Account to divest its interest.

Note 7—Mortgage Loans Payable
At June 30, 2018, the Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Annual Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of		Maturity
		June 30, 2018	December 31, 2017
		(Unaudited)
Mass Court(1) (4)	2.88% paid monthly	91.1	92.1	September 1, 2019
Red Canyon at Palomino Park(4) (5)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(4) (5)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(4) (5)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows Apartments(4)	5.17% paid monthly	44.6	44.6	August 1, 2020
The Knoll(1) (4)	3.98% paid monthly	17.2	17.5	December 5, 2020
The Corner(4)	4.66% paid monthly	105.0	105.0	June 1, 2021
The Palatine(1) (4)	4.25% paid monthly	78.1	78.8	January 10, 2022
The Forum at Carlsbad(1) (4)	4.25% paid monthly	88.1	88.9	March 1, 2022
The Colorado(1)(4)	3.69% paid monthly	90.7	91.7	November 1, 2022
The Legacy at Westwood(1) (4)	3.69% paid monthly	46.3	46.7	November 1, 2022
Regents Court(1) (4)	3.69% paid monthly	39.3	39.6	November 1, 2022
Fourth & Madison(4)	3.75% paid monthly	200.0	200.0	June 1, 2023
Fourth & Madison(4)	4.17% paid monthly	90.0	—	June 1, 2023
1001 Pennsylvania Avenue	3.70% paid monthly	330.0	330.0	June 1, 2023
Biltmore at Midtown(4)	3.94% paid monthly	36.4	—	July 5, 2023
Cherry Knoll(4)	3.78% paid monthly	35.3	—	July 5, 2023
Lofts at SoDo(4)	3.94% paid monthly	35.1	—	July 5, 2023
1401 H Street NW(4)	3.65% paid monthly	115.0	115.0	November 5, 2024
Circa Green Lake(4)	3.71% paid monthly	52.0	—	March 5, 2025
Union - South Lake Union(4)	3.66% paid monthly	57.0	—	March 5, 2025
Holly Street Village (4)	3.65% paid monthly	81.0	—	May 1, 2025
Township Apartments(4)	3.65% paid monthly	49.0	—	May 1, 2025
32 South State Street(4)	4.48% paid monthly	24.0	24.0	June 6, 2025
780 Third Avenue(4)	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue(4)	3.55% paid monthly	20.0	20.0	August 1, 2025
701 Brickell Avenue(4)	3.66% paid monthly	184.0	184.0	April 1, 2026
55 Second Street(4) (6)	3.74% paid monthly	137.5	137.5	October 1, 2026
1900 K Street, NW	3.93% paid monthly	163.0	163.0	April 1, 2028
501 Boylston Street(4)	3.70% paid monthly	216.5	216.5	April 1, 2028
99 High Street(4)	3.90% paid monthly	277.0	—	March 1, 2030
Total Principal Outstanding		$2,946.9	$2,238.6
Fair Value Adjustment(3)		(55.5)	(0.3)
Total Mortgage Loans Payable		$2,891.4	$2,238.3

(1)	The mortgage is adjusted monthly for principal payments.

(2)	Interest rates are fixed. Some mortgages held by the Account are structured to begin principal and interest payments after an initial interest only period.

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

Note 8—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Six Months Ended June 30, 2018	Years Ended December 31,
		2017	2016	2015
	(Unaudited)
Per Accumulation Unit Data:
Rental income	$9.014	$17.132	$16.433	$15.538
Real estate property level expenses and taxes	4.192	7.722	7.534	7.319
Real estate income, net	4.822	9.410	8.899	8.219
Other income	3.035	4.762	3.594	3.342
Total income	7.857	14.172	12.493	11.561
Expense charges(1)	1.614	3.318	3.290	3.092
Investment income, net	6.243	10.854	9.203	8.469
Net realized and unrealized gain on investments and mortgage loans payable	4.107	5.839	9.660	18.911
Net increase in Accumulation Unit Value	10.350	16.693	18.863	27.380
Accumulation Unit Value:
Beginning of period	398.329	381.636	362.773	335.393
End of period	$408.679	$398.329	$381.636	$362.773
Total return(3)	2.60%	4.37%	5.20%	8.16%
Ratios to Average net assets(2):
Expenses(1)	0.80%	0.83%	0.86%	0.86%
Investment income, net	3.08%	2.72%	2.41%	2.37%
Portfolio turnover rate(3):
Real estate properties(4)	2.3%	2.7%	1.3%	5.7%
Marketable securities(5)	1.7%	5.7%	3.5%	10.0%
Accumulation Units outstanding at end of period (in millions)	60.6	61.3	62.4	60.4
Net assets end of period (in millions)	$25,300.5	$24,942.6	$24,304.7	$22,360.0

(1)
Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.

(2)	Percentages for the three months ended June 30, 2018 are annualized.

(3)	Percentages for the three months ended June 30, 2018 are not annualized.

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

Note 9—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Six Months Ended June 30, 2018	For the Year Ended December 31, 2017
	(Unaudited)
Outstanding:
Beginning of period	61.3	62.4
Credited for premiums	3.2	6.6
Annuity, other periodic payments, withdrawals and death benefits	(3.9)	(7.7)
End of period	60.6	61.3
Note 10—Commitments and Contingencies
Commitments—As of June 30, 2018 and December 31, 2017, the Account had the following immediately callable commitments to purchase additional interests in its limited partnership investments:

	June 30, 2018	December 31, 2017
	(Unaudited)
Taconic New York City GP Fund	$32.0	$32.0
LCS SHIP Venture I, LLC	89.2	—
	$121.2	$32.0
Taconic New York City GP Fund—The general partner can call capital during the commitment period at any time. The commitment period is the fifth anniversary from closing (November 2020). The commitment period may be closed earlier at the joint election of TIAA and the general partner if 90% of the commitment has been satisfied.
LCS SHIP Venture I, LLC—The general partner can call capital at any time during the commitment period, which is one year from closing (June 2019).
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

Note 11—Securities Lending
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
As of June 30, 2018, securities lending transactions are for real-estate related equity securities, and the resulting loans are continuous, can be recalled at any time, and have no set maturity. Securities lending income recognized by the Account consists of interest earned on cash collateral and lending fees, net of any rebates to the borrower and compensation to the agent. Such income is reflected within interest income on the consolidated statements of operations.  In lending its securities, the Account bears the market risk with respect to the investment of collateral and the risk that the agent may default on its contractual obligations to the Account. The agent bears the risk that the borrower may default on its obligation to return the loaned securities as the agent is contractually obligated to indemnify the Account if at the time of a default by a borrower some or all of the loan securities have not been returned.
Note 12—Subsequent Events
The following transactions occurred subsequent to June 30, 2018 (in millions, unaudited):
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price (1)
The Forum	07/03/2018	97.0%	Apartments	Huntsville, TX	$32.2
Fusion 1560	07/11/2018	100.0%	Apartments	St. Petersburg, FL	81.3
Ascent at Windward	07/11/2018	100.0%	Apartments	Alpharetta, GA	67.8
10 New Maple	07/26/2018	100.0%	Industrial	Pine Brook, NJ	18.2

(1)	The net purchase price represents the purchase price and closing costs.
Sales

Property Name	Sales Date	Ownership Percentage	Sector	Location	Net Sales Price (1)	Realized Gain(Loss) on Sale(2)
400 Fairview	07/10/2018	90.0%	Office	Seattle, WA	$298.0	$52.7
Millennium Corporate Park	07/18/2018	100.0%	Office	Redmond, WA	149.8	(27.9)
Amazon Distribution Center	07/27/2018	100.0%	Industrial	Teterboro, NJ	147.1	59.3

(1)	The net sales price represents the sales price, less selling expenses.

(2)	Majority of the realized gain/loss has been previously recognized as unrealized gains/losses in the Account's Consolidated Statements of Operations.
Financings

Property Name	Financing Date	Ownership Percentage	Interest Rate	Sector	Maturity Date	Location	Financing Amount(1)
The Forum	07/03/2018	97.0%	4.25%	Apartments	08/01/2025	Huntsville, TX	$15.9
Fusion 1560	07/11/2018	100.0%	3.42%	Apartments	06/10/2022	St. Petersburg, FL	37.4
Ascent at Windward	07/11/2018	100.0%	3.51%	Apartments	01/01/2022	Alpharetta, GA	34.6

(1)	Values represent mortgage loans assumed at the time of acquisition.
Loans Receivable

Property Name	Financing Date	Interest Rate	Sector	Maturity Date	Location	Loan Amount(1)
Merritt on the River Senior Mezzanine	08/01/2018	8.0%	Office	08/01/2028	Norwalk, CT	$95.0

(1)	Loan Amount represents the Account's mezzanine loan receivable position.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—56.9% and 57.9%

Location/Description	Type	Fair Value at
		June 30, 2018		December 31, 2017
		(Unaudited)
Arizona:
Camelback Center	Office	$62.2		$59.8
California:
55 Second Street	Office	367.5	(1)	355.5	(1)
88 Kearny Street	Office	177.3		174.2
200 Middlefield Road	Office	61.6		61.4
30700 Russell Ranch	Office	33.5		—
Allure at Camarillo	Apartments	60.2		59.6
BLVD63	Apartments	162.1		162.1
Bridgepointe Shopping Center	Retail	126.0		124.5
Castro Station	Office	177.6		169.0
Centre Pointe and Valley View	Industrial	50.0		47.8
Cerritos Industrial Park	Industrial	151.0		142.0
Charleston Plaza	Retail	93.4		93.0
Frontera Industrial Business Park	Industrial	58.0		56.4
Great West Industrial Portfolio	Industrial	171.5		167.0
Holly Street Village	Apartments	150.0	(1)	148.0
Larkspur Courts	Apartments	144.0		143.7
Northern CA RA Industrial Portfolio	Industrial	92.1		87.4
Oakmont IE West Portfolio	Industrial	89.3		87.6
Oceano at Warner Center	Apartments	87.1		89.0
Ontario Industrial Portfolio	Industrial	409.9		398.6
Ontario Mills Industrial Portfolio	Industrial	61.4		58.5
Pacific Plaza	Office	113.8		115.2
Rancho Cucamonga Industrial Portfolio	Industrial	73.9		71.9
Regents Court	Apartments	100.0	(1)	99.1	(1)
Southern CA RA Industrial Portfolio	Industrial	141.5		138.0
Stella	Apartments	181.7		179.7
Stevenson Point	Industrial	51.7		50.9
The Forum at Carlsbad	Retail	220.0	(1)	221.0	(1)
The Legacy at Westwood	Apartments	143.0	(1)	143.0	(1)
Township Apartments	Apartments	90.4	(1)	89.8
West Lake North Business Park	Office	60.4		60.3
Westcreek	Apartments	51.6		51.4
Westwood Marketplace	Retail	142.0		131.9
Wilshire Rodeo Plaza	Office	311.7		327.8
Colorado:
Palomino Park	Apartments	349.5	(1)	329.7	(1)
South Denver Marketplace	Retail	72.7		72.7
Connecticut:
Wilton Woods Corporate Campus	Office	122.8		133.0
Florida:
701 Brickell Avenue	Office	393.8	(1)	368.5	(1)
Broward Industrial Portfolio	Industrial	54.5		54.2
Casa Palma	Apartments	101.0		95.0
Lofts at SoDo	Apartments	66.5	(1)	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		June 30, 2018		December 31, 2017
		(Unaudited)
Orion on Orpington	Apartments	$46.5		$44.4
Publix at Weston Commons	Retail	75.2		74.8
Seneca Industrial Park	Industrial	114.4		108.8
South Florida Apartment Portfolio	Apartments	105.9		105.1
The Manor Apartments	Apartments	52.9		52.6
The Manor at Flagler Village	Apartments	133.4		148.1
The Residences at the Village of Merrick Park	Apartments	75.0		76.0
Urban Centre	Office	—		143.3
Weston Business Center	Industrial	95.0		92.8
Georgia:
Atlanta Industrial Portfolio	Industrial	33.4		32.4
Biltmore at Midtown	Apartments	69.3	(1)	—
Shawnee Ridge Industrial Portfolio	Industrial	87.7		91.1
Illinois:
32 South State Street	Retail	49.1	(1)	48.3	(1)
803 Corday	Apartments	95.1		94.5
Chicago Caleast Industrial Portfolio	Industrial	82.7		80.5
Chicago Industrial Portfolio	Industrial	28.5	(9)	100.3
Maryland:
Cherry Knoll	Apartments	59.0	(1)	—
Landover Logistics Center	Industrial	44.0		43.4
The Shops at Wisconsin Place	Retail	87.4		90.0
Massachusetts:
99 High Street	Office	490.5	(1)	502.1
501 Boylston Street	Office	524.9	(1)	505.2	(1)
Fort Point Creative Exchange Portfolio	Office	238.6		223.1
Northeast RA Industrial Portfolio	Industrial	41.3		40.9
One Beeman Road	Industrial	33.9		33.8
Minnesota:
The Bridges	Apartments	64.0		62.4
The Knoll	Apartments	34.6	(1)	34.0	(1)
New Jersey:
200 Milik Street	Industrial	53.1		53.1
Marketfair	Retail	104.0		102.9
Amazon Distribution Center	Industrial	148.6		110.0
South River Road Industrial	Industrial	95.7		87.8
New York:
21 Penn Plaza	Office	283.8		261.2
250 North 10th Street	Apartments	152.1		163.1
425 Park Avenue	Ground Lease	457.0		457.0
430 West 15th Street	Office	—		145.8
780 Third Avenue	Office	415.0	(1)	427.0	(1)
837 Washington Street	Office	214.0		210.0
The Colorado	Apartments	255.3	(1)	256.2	(1)
The Corner	Apartments	236.0	(1)	251.0	(1)
North Carolina:
Centric Gateway	Apartments	68.8		—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		June 30, 2018		December 31, 2017
		(Unaudited)
Oregon:
The Cordelia	Apartments	$43.6		$49.0
Pennsylvania:
1619 Walnut Street	Retail	24.4		24.1
South Carolina:
Greene Crossing	Apartments	75.1		67.2
Tennessee:
Southside at McEwen	Retail	48.1		48.2
Texas:
3131 McKinney	Office	48.6		—
Beltway North Commerce Center	Industrial	25.1		19.3
Carrington Park	Apartments	64.5		—
Churchill on the Park	Apartments	71.2		—
Cliffs at Barton Creek	Apartments	45.3		45.9
Dallas Industrial Portfolio	Industrial	216.5		213.2
Houston Apartment Portfolio	Apartments	160.6		158.7
Lincoln Centre	Office	353.0		358.0
Northwest Houston Industrial Portfolio	Industrial	72.7		70.7
Park 10 Distribution	Industrial	10.2		10.3
Pinnacle Industrial Portfolio	Industrial	50.7		53.3
Pinto Business Park	Industrial	132.3		131.6
The Maroneal	Apartments	53.1		56.6
Virginia:
8270 Greensboro Drive	Office	47.6		50.3
Ashford Meadows Apartments	Apartments	105.1	(1)	107.3	(1)
Plaza America	Retail	118.0		117.0
The Ellipse at Ballston	Office	80.8		83.7
The Palatine	Apartments	121.0	(1)	123.2	(1)
Washington:
Circa Green Lake	Apartments	94.5	(1)	97.5
Fourth and Madison	Office	570.0	(1)	530.0	(1)
Millennium Corporate Park	Office	153.5		184.1
Northwest RA Industrial Portfolio	Industrial	39.8		38.5
Pacific Corporate Park	Industrial	49.1		45.5
Prescott Wallingford Apartments	Apartments	61.3		62.0
Rainier Corporate Park	Industrial	133.2		123.7
Regal Logistics Campus	Industrial	104.0		100.0
Union - South Lake Union	Apartments	114.0	(1)	111.0
Washington DC:
1001 Pennsylvania Avenue	Office	765.0	(1)	785.0	(1)
1401 H Street, NW	Office	213.0	(1)	201.1	(1)
1900 K Street, NW	Office	336.1	(1)	330.0	(1)
Mass Court	Apartments	171.0	(1)	171.0	(1)
The Ashton	Apartments	33.8		37.5
The Louis at 14th	Apartments	172.0		176.0
The Woodley	Apartments	191.0		191.0
TOTAL REAL ESTATE PROPERTIES
(Cost $13,217.8 and $12,972.5)		$16,042.7		$15,742.7

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS—21.3% and 22.1%
REAL ESTATE JOINT VENTURES—21.0% and 21.6%

Location/Description	Type	Fair Value at
		June 30, 2018		December 31, 2017
		(Unaudited)
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$361.0	(2)	$351.0	(2)
PC Borrower, LLC Pacific City (70% Account Interest)	Retail	133.3		134.9
TREA 9625 Towne Center, LLC 9625 Towne Centre Drive (40.59% Account Interest)	Land	31.2		15.1
TREA Campus Pointe 1, LLC Campus Pointe 1 (45% Account Interest)	Office	144.2		143.0
TREA Campus Pointe 2 & 3, LLC Campus Pointe 2 & 3 (45% Account Interest)	Office (5)	129.1		127.1
TREA Campus Pointe 4, LLC Campus Pointe 4 (45% Account Interest)	Office	8.9		8.8
T-C 1500 Owens, LLC 1500 Owens Street (49.9% Account Interest)	Office	77.4		77.5
T-C Foundry Square II Venture LLC Foundry Square II (50.1% Account Interest)	Office	269.7		262.7
T-C Illinois Street, LLC 409-499 Illinois Street (40% Account Interest)	Office	210.1		209.3
Valencia Town Center Associates LP Valencia Town Center (50% Account Interest)	Retail	140.4	(2)	138.8	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	762.6	(2)	758.4	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	151.9		150.6
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	171.3	(2)	166.0	(2)
Indiana:
THP Park on Morton, LLC Park on Morton (97% Account Interest)	Apartments	28.4	(2)	—
Maryland:
WP Project Developer The Shops at Wisconsin Place (33.33% Account Interest)	Retail	20.9		20.0
Massachusetts:
One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	238.9		229.1
T-C 225 Binney, LLC 225 Binney Street (70% Account Interest)	Office	201.4		201.9
Nevada:
Fashion Show Holding I, LLC Fashion Show (50% Account Interest)	Retail	839.7	(2)	844.4	(2)
New York:
401 West 14th Street, LLC 401 West 14th Street (42.19% Account Interest)	Retail	48.7	(2)	46.4	(2)
817 Broadway Owner, LLC 817 Broadway (61.46% Account Interest)	Office	26.6	(2)	23.0	(2)
MRA Hub 34 Holding, LLC The Hub (95% Account Interest)	Office	58.6	(2)	56.9	(2)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		June 30, 2018		December 31, 2017
		(Unaudited)
RGM 42, LLC MiMA (70% Account Interest)	Apartments	$184.5	(2)	$189.2	(2)
TREA 35th Street LIC Investor Member, LLC Commerce LIC (97.5% Account Interest)	Industrial	64.6		58.2
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	152.0	(2)	140.4	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	339.0	(2)	338.7	(2)
Washington:
T-C REA 400 Fairview Investor, LLC 400 Fairview (90% Account Interest)	Office	304.6		263.7
Various:
DDRTC Core Retail Fund, LLC DDR Joint Venture (85% Account Interest)	Retail	616.2	(2,3)	636.2	(2,3)
Storage Portfolio I, LLC Storage Portfolio I (66.02% Account Interest)(8)	Storage	87.0	(2,3)	177.5	(2,3)
Storage Portfolio II, LLC Storage Portfolio II (90% Account Interest)	Storage	110.4	(2,3)	91.8	(2,3)
TOTAL REAL ESTATE JOINT VENTURES (Cost $4,500.0 and $4,534.5)		$5,915.3		$5,860.6

LIMITED PARTNERSHIPS—0.3% and 0.5%
Clarion Gables Multi-Family Trust LP (4.834% Account Interest)		$78.6		$126.7
LCS SHIP Venture I, LLC (90% Account Interest)		0.8		—
Taconic New York City GP Fund, LP (60% Account Interest)		10.2		10.8
Transwestern Mezz Realty Partners III, LLC (11.708% Account Interest)		4.6		4.9
TOTAL LIMITED PARTNERSHIPS (Cost $99.9 and $140.8)		$94.2		$142.4
TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $4,599.9 and $4,675.3)		$6,009.5		$6,003.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES—19.6% and 18.9%
REAL ESTATE-RELATED MARKETABLE SECURITIES—5.2% and 4.6%

Shares		Issuer	Fair Value at
			June 30, 2018		December 31, 2017
2018	2017
			(Unaudited)
103,340	90,769	Acadia Realty Trust	$2.8		$2.5
39,666	31,513	Agree Realty Corporation	2.1		1.6
85,302	—	Alexander & Baldwin, Inc.	2.0		—
2,748	2,309	Alexander's, Inc.	1.1		0.9
131,117	103,464	Alexandria Real Estate Equities, Inc.	16.5		13.5
—	53,951	Altisource Residential Corp.	—		0.6
49,380	43,804	American Assets Trust, Inc.	1.9		1.7
175,703	148,817	American Campus Communities, Inc.	7.5		6.1
333,456	263,720	American Homes 4 Rent	7.4		5.8
566,451	462,615	American Tower Corp.	81.7		66.0
67,276	—	Americold Realty Trust	1.5		—
201,267	171,065	Apartment Investment and Management Company	8.5		7.5
279,063	231,041	Apple Hospitality Inc.	5.0		4.5
60,611	47,395	Armada Hoffler Properties Inc.	0.9		0.7
—	27,462	Ashford Hospitality Prime Inc.	—		0.3
108,956	88,009	Ashford Hospitality Trust, Inc.	0.9		0.6
178,205	150,694	Avalonbay Communities, Inc.	30.6		26.9
30,596	24,509	Bluerock Residential Growth, Inc.	0.3		0.2
199,374	168,560	Boston Properties, Inc.	25.0		21.9
39,766	—	Braemar Hotels & Resorts, Inc.	0.5		—
226,345	189,208	Brandywine Realty Trust	3.8		3.4
389,430	336,302	Brixmore Property Group Inc	6.8		6.3
114,638	99,633	Camden Property Trust	10.4		9.2
100,001	85,789	CareTrust REIT Inc.	1.7		1.4
64,018	48,438	Catchmark Timber Trust, Inc.	0.8		0.6
223,342	185,540	CBL & Associates Properties, Inc.	1.2	(7)	1.1	(7)
112,105	92,124	Cedar Shopping Centers, Inc.	0.5		0.6
59,609	49,866	Chatham Lodging Trust	1.3		1.1
77,145	64,702	Chesapeake Lodging Trust	2.4		1.8
47,817	32,933	City Office REIT Inc.	0.6		0.4
21,288	15,330	Clipper Realty, Inc.	0.2	(7)	0.2
628,309	—	Colony Capital, Inc.	3.9		—
—	583,920	Colony Northstar, Inc.	—		6.7
152,811	131,158	Columbia Property Trust Inc.	3.5		3.0
23,436	17,855	Community Healthcare Trust, Inc.	0.7		0.5
154,001	130,237	CoreCivic, Inc.	3.7		2.9
16,269	12,695	Corenergy Infrastructure Trust, Inc.	0.6		0.5
44,385	37,213	CoreSite Realty Corporation	4.9		4.2
130,001	109,361	Corporate Office Properties Trust	3.8		3.2
539,847	458,712	Cousins Properties Incorporated	5.2		4.2
534,706	440,146	Crown Castle International Corporation	57.7		48.9
235,654	197,633	Cubesmart	7.6		5.7
126,245	98,521	CyrusOne Inc.	7.4		5.9
121,631	101,202	DCT Industrial Trust, Inc.	8.1		5.9
196,448	340,952	DDR Corp	3.5		3.1
256,643	219,132	DiamondRock Hospitality Company	3.2		2.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			June 30, 2018		December 31, 2017
2018	2017
			(Unaudited)
265,349	223,448	Digital Realty Trust, Inc.	$29.6		$25.5
207,228	174,051	Douglas Emmett, Inc.	8.3		7.1
460,212	388,940	Duke Realty Corporation	13.4		10.6
60,363	46,776	Easterly Government Properties, Inc.	1.2		1.0
44,417	36,626	EastGroup Properties, Inc.	4.2		3.2
98,738	82,652	Education Realty Trust, Inc.	4.1		2.9
173,806	139,642	Empire State Realty Trust	3.0		2.9
95,190	68,867	EPR Properties	6.2		4.5
102,276	85,048	Equinix Inc.	44.0		38.5
151,976	132,344	Equity Commonwealth	4.8		4.0
108,837	89,456	Equity Lifestyle Properties, Inc.	10.0		8.0
463,217	390,235	Equity Residential	29.5		24.9
—	39,142	Escrow Winthrop Realty Trust	—		0.3
84,852	71,499	Essex Property Trust, Inc.	20.3		17.3
157,435	133,620	Extra Space Storage, Inc.	15.7		11.7
39,335	33,146	Farmland Partners, Inc.	0.3	(7)	0.3	(7)
94,029	78,850	Federal Realty Investment Trust	11.9		10.5
159,807	130,114	First Industrial Realty Trust, Inc.	5.3		4.1
274,543	266,222	Forest City Realty Trust A	6.3		6.4
83,563	68,809	Four Corners Property Trust	2.1		1.8
138,566	119,538	Franklin Street Properties Corp.	1.2		1.3
59,534	—	Front Yard Residential Corp.	0.6		—
260,028	221,037	Gaming and Leisure Properties, Inc.	9.3		8.2
802,374	674,285	General Growth Properties, Inc.	16.4		15.8
155,580	134,715	GEO Group Inc./The	4.3		3.2
42,630	36,337	Getty Realty Corp.	1.2		1.0
37,480	30,560	Gladstone Commercial Corporation	0.7		0.6
17,897	11,775	Gladstone Land Corporation	0.2	(7)	0.2
21,950	14,323	Global Medical REIT, Inc.	0.2		0.1	(7)
87,682	73,715	Global Net Lease, Inc.	1.8		1.5
126,437	102,459	Government Properties Income Trust	2.0		1.9
205,436	173,959	Gramercy Property Trust Inc.	5.6		4.6
606,987	513,801	HCP, Inc.	15.7		13.4
159,409	133,528	Healthcare Realty Trust Inc.	4.6		4.3
262,963	221,345	Healthcare Trust of America	7.1		6.6
46,670	45,394	Hersha Hospitality Trust	1.0		0.8
131,203	111,471	Highwoods Properties, Inc.	6.7		5.7
209,735	179,103	Hospitality Properties Trust	6.0		5.3
945,128	799,202	Host Hotels & Resorts, Inc.	19.9		15.9
198,672	171,423	Hudson Pacific Properties, Inc.	7.0		5.9
113,014	93,383	Independence Realty Trust, Inc.	1.2		0.9
27,799	—	Industrial Logics Properties	0.6		—
150,224	130,841	Investors Real Estate Trust	0.8		0.7
384,097	320,427	Invitation Homes, Inc.	8.9		7.6
366,328	302,923	Iron Mountain Inc.	12.8		11.4
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	120.9		121.5	(7)
132,181	94,915	JBG Smith Properties	4.8		3.3
125,033	106,012	Kilroy Realty Corporation	9.5		7.9
524,544	451,921	Kimco Realty Corporation	8.9		8.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			June 30, 2018	December 31, 2017
2018	2017
			(Unaudited)
107,478	90,119	Kite Realty Group Trust	$1.8	$1.8
107,492	91,259	Lamar Advertising Corporation	7.3	6.8
142,078	124,427	LaSalle Hotel Properties	4.9	3.5
275,417	257,171	Lexington Realty Trust	2.4	2.5
190,436	161,972	Liberty Property Trust	8.4	7.0
59,177	50,130	Life Storage, Inc.	5.8	4.5
51,209	42,489	LTC Properties, Inc.	2.2	1.9
117,624	99,130	Mack-Cali Realty Corporation	2.4	2.1
37,703	29,800	Medequities Realty Trust, Inc.	0.4	0.3
468,727	399,374	Medical Properties Trust, Inc.	6.6	5.5
146,361	123,965	Mid-America Apartment Communities, Inc.	14.7	12.5
99,593	80,492	Monmouth Real Estate Investment Corporation	1.6	1.4
51,796	43,294	National Health Investors, Inc.	3.8	3.3
197,565	165,743	National Retail Properties, Inc.	8.7	7.1
66,878	49,957	National Storage Affiliates Trust	2.1	1.4
97,013	90,062	New Senior Investment Group	0.7	0.7
23,360	19,294	Nexpoint Residential Trust, Inc.	0.7	0.5
60,527	61,800	NorthStar Realty Europe Corp.	0.9	0.8
252,877	214,048	Omega Healthcare Investors, Inc.	7.8	5.9	(7)
18,659	16,324	One Liberty Properties, Inc.	0.5	0.4
181,058	152,483	Outfront Media Inc.	3.5	3.5
270,574	225,256	Paramount Group Inc.	4.2	3.6
258,754	159,738	Park Hotels & Resorts, Inc.	7.9	4.6
87,388	75,337	Pebblebrook Hotel Trust	3.4	2.8
87,599	69,866	Pennsylvania Real Estate Investment Trust	1.0	0.8
233,426	195,747	Physicians Realty Trust	3.7	3.5
164,860	159,189	Piedmont Office Realty Trust, Inc.	3.3	3.1
78,505	44,326	Potlatch Corporation	4.0	2.2
50,310	39,774	Preferred Apartment Communities, Inc.	0.9	0.8
684,315	577,161	ProLogis	45.0	37.2
25,609	21,348	PS Business Parks, Inc.	3.3	2.7
191,584	161,952	Public Storage, Inc.	43.5	33.8
65,238	53,551	QTS Realty Trust, Inc.	2.6	2.9
122,517	104,106	Quality Care Properties	2.6	1.4
101,860	84,467	Ramco-Gershenson Properties Trust	1.3	1.2
166,495	140,926	Rayonier, Inc.	6.4	4.5
367,073	308,355	Realty Income Corporation	19.7	17.6
195,980	163,631	Regency Centers Corporation	12.2	11.3
140,371	118,002	Retail Opportunity Investment	2.7	2.4
282,946	248,555	Retail Properties of America	3.6	3.3
103,295	83,912	Rexford Industrial Realty Inc.	3.2	2.4
221,026	185,465	RLJ Lodging Trust	4.9	4.1
57,622	48,519	Ryman Hospitality Properties	4.8	3.3
228,015	191,602	Sabra Health Care REIT Inc.	5.0	3.6
10,996	11,006	Safety Income and Growth, Inc	0.2	0.2
15,597	12,343	Saul Centers, Inc.	0.8	0.8
146,971	131,401	SBA Communications Corporation	24.3	21.5
82,771	69,474	Select Income Real Estate Investment Trust	1.9	1.7
303,363	259,176	Senior Housing Properties Trust	5.5	5.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			June 30, 2018	December 31, 2017
2018	2017
			(Unaudited)
397,900	340,430	Simon Property Group, Inc.	$67.7	$58.5
110,366	105,521	SL Green Realty Corp.	11.1	10.7
59,766	—	Spirit MTA REIT	0.6	—
552,000	498,344	Spirit Realty Capital Inc.	4.4	4.3
125,295	102,712	Stag Industrial, Inc.	3.4	2.8
230,151	187,343	STORE Capital Corporation	6.3	4.9
134,700	113,544	Summit Hotel Properties, Inc.	1.9	1.7
100,574	83,430	Sun Communities, Inc.	9.8	7.7
289,287	247,441	Sunstone Hotel Investors, L.L.C.	4.8	4.1
120,333	101,087	Tanger Factory Outlet Centers, Inc.	2.8	2.7	(7)
77,181	64,816	Taubman Centers, Inc.	4.5	4.2
70,655	58,066	Terreno Realty Corporation	2.7	2.0
175,426	149,606	The Macerich Company	10.0	9.8
62,652	54,543	Tier Inc.	1.5	1.1
342,175	289,926	UDR, Inc.	12.8	11.2
41,013	34,876	UMH Properties, Inc.	0.6	0.5
212,357	182,231	UNITI Group, Inc.	4.3	3.2	(7)
16,940	14,449	Universal Health Realty Income Trust	1.1	1.1
140,350	112,531	Urban Edge Properties	3.2	2.9
39,928	31,959	Urstadt Biddle Properties, Inc.	0.9	0.7
459,446	388,195	Ventas, Inc.	26.2	23.3
1,249,938	1,065,264	VEREIT, Inc.	9.3	8.3
352,193	—	Vici Properties, Inc.	7.3	—
222,416	188,214	Vornado Realty Trust	16.4	14.7
243,395	203,651	Washington Prime Group, Inc.	2.0	1.4
102,181	85,659	Washington Real Estate Investment Trust	3.1	2.7
154,301	132,066	Weingarten Realty Investors	4.7	4.3
480,415	401,236	Welltower Inc.	30.1	25.6
978,560	816,991	Weyerhaeuser Company	35.7	28.8
49,986	38,883	Whitestone Real Estate Investment Trust B	0.6	0.6
136,582	116,079	WP Carey Inc.	9.1	8.0
137,779	118,158	Xenia Hotels & Resorts Inc.	3.4	2.6
TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $1,195.6 and $991.0)			$1,451.2	$1,238.0
OTHER MARKETABLE SECURITIES—14.4% and 14.3%
GOVERNMENT AGENCY NOTES—9.0% and 10.6%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2018	December 31, 2017
2018	2017
					(Unaudited)
$—	$10.0	Fannie Mae Discount Notes	1.077%	1/9/2018	$—	$10.0
—	14.2	Fannie Mae Discount Notes	1.093%	1/10/2018	—	14.2
—	40.0	Fannie Mae Discount Notes	1.115%	1/11/2018	—	40.0
—	19.0	Fannie Mae Discount Notes	1.118%	1/19/2018	—	19.0
—	30.0	Fannie Mae Discount Notes	1.038%	1/22/2018	—	30.0
—	46.2	Fannie Mae Discount Notes	1.038%	1/23/2018	—	46.1
—	35.1	Fannie Mae Discount Notes	1.038%	1/24/2018	—	35.1
—	14.6	Fannie Mae Discount Notes	1.088%	1/29/2018	—	14.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2018	December 31, 2017
2018	2017
					(Unaudited)
$—	$35.1	Fannie Mae Discount Notes	1.079%	1/30/2018	$—	$35.1
—	26.2	Fannie Mae Discount Notes	1.109% - 1.225%	2/7/2018	—	26.2
—	25.0	Fannie Mae Discount Notes	1.145%	2/16/2018	—	25.0
—	50.0	Fannie Mae Discount Notes	1.140% - 1.150%	2/20/2018	—	49.9
—	30.2	Fannie Mae Discount Notes	1.140%	2/21/2018	—	30.2
—	40.0	Fannie Mae Discount Notes	1.221%	3/7/2018	—	39.9
—	40.0	Fannie Mae Discount Notes	1.221%	3/8/2018	—	39.9
—	34.1	Fannie Mae Discount Notes	1.221%	3/9/2018	—	34.0
—	20.0	Fannie Mae Discount Notes	1.303%	3/13/2018	—	19.9
—	37.2	Fannie Mae Discount Notes	1.313%	3/19/2018	—	37.0
—	15.0	Fannie Mae Discount Notes	1.303%	3/20/2018	—	15.0
—	10.0	Fannie Mae Discount Notes	1.308%	3/22/2018	—	10.0
—	39.3	Fannie Mae Discount Notes	1.318%	3/29/2018	—	39.1
—	30.0	Fannie Mae Discount Notes	1.323%	4/2/2018	—	29.9
—	35.2	Fannie Mae Discount Notes	1.313% - 1.323%	4/3/2018	—	35.1
—	40.0	Fannie Mae Discount Notes	1.334%	4/9/2018	—	39.9
25.0	—	Fannie Mae Discount Notes	1.733%	7/2/2018	25.0	—
14.2	—	Fannie Mae Discount Notes	1.733%	7/3/2018	14.2	—
30.0	—	Fannie Mae Discount Notes	1.733%	7/6/2018	30.0	—
35.0	—	Fannie Mae Discount Notes	1.856%	7/11/2018	35.0	—
30.0	—	Fannie Mae Discount Notes	1.723%	7/13/2018	30.0	—
40.0	—	Fannie Mae Discount Notes	1.701%	7/17/2018	40.0	—
40.0	—	Fannie Mae Discount Notes	1.701%	7/25/2018	40.0	—
41.2	—	Fannie Mae Discount Notes	1.723%	8/1/2018	41.1	—
20.0	—	Fannie Mae Discount Notes	1.876%	8/6/2018	20.0	—
24.5	—	Fannie Mae Discount Notes	1.846%	8/13/2018	24.5	—
37.7	—	Fannie Mae Discount Notes	1.862% - 1.876%	8/14/2018	37.6	—
20.0	—	Fannie Mae Discount Notes	1.856%	8/17/2018	20.0	—
20.0	—	Fannie Mae Discount Notes	1.899%	9/4/2018	19.9	—
—	14.0	Farmer Mac Discount Notes	1.169%	2/1/2018	—	14.0
20.0	—	Farmer Mac Discount Notes	1.805%	8/3/2018	20.0	—
8.8	—	Farmer Mac Discount Notes	1.873%	9/5/2018	8.7	—
10.0	—	Federal Farm Credit Bank Discount Notes	1.751%	7/3/2018	10.0	—
10.0	—	Federal Farm Credit Bank Discount Notes	1.855%	8/14/2018	10.0	—
—	20.2	Federal Home Loan Bank Discount Notes	1.069%	1/2/2018	—	20.2
—	40.0	Federal Home Loan Bank Discount Notes	1.079%	1/3/2018	—	40.0
—	40.0	Federal Home Loan Bank Discount Notes	1.068%	1/5/2018	—	40.0
—	40.0	Federal Home Loan Bank Discount Notes	1.068%	1/8/2018	—	40.0
—	33.0	Federal Home Loan Bank Discount Notes	1.058%	1/9/2018	—	33.0
—	50.0	Federal Home Loan Bank Discount Notes	1.068% - 1.118%	1/10/2018	—	50.0
—	30.0	Federal Home Loan Bank Discount Notes	1.089% - 1.108%	1/12/2018	—	30.0
—	38.1	Federal Home Loan Bank Discount Notes	1.068%	1/16/2018	—	38.1
—	50.0	Federal Home Loan Bank Discount Notes	1.094% - 1.118%	1/17/2018	—	50.0
—	30.2	Federal Home Loan Bank Discount Notes	1.063%	1/19/2018	—	30.1
—	20.0	Federal Home Loan Bank Discount Notes	1.134%	1/22/2018	—	20.0
—	38.0	Federal Home Loan Bank Discount Notes	1.063%	1/25/2018	—	37.9
—	36.1	Federal Home Loan Bank Discount Notes	1.063%	1/26/2018	—	36.1
—	29.2	Federal Home Loan Bank Discount Notes	1.069% - 1.290%	1/29/2018	—	29.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2018	December 31, 2017
2018	2017
					(Unaudited)
$—	$24.3	Federal Home Loan Bank Discount Notes	1.225%	2/6/2018	$—	$24.2
—	47.1	Federal Home Loan Bank Discount Notes	1.069% - 1.220%	2/9/2018	—	47.1
—	11.8	Federal Home Loan Bank Discount Notes	1.140%	2/14/2018	—	11.8
—	25.0	Federal Home Loan Bank Discount Notes	1.130%	2/16/2018	—	25.0
—	10.0	Federal Home Loan Bank Discount Notes	1.306%	2/21/2018	—	10.0
—	40.0	Federal Home Loan Bank Discount Notes	1.120%	2/26/2018	—	39.9
—	39.4	Federal Home Loan Bank Discount Notes	1.120% - 1.186%	2/27/2018	—	39.3
—	22.2	Federal Home Loan Bank Discount Notes	1.161% - 1.232%	3/2/2018	—	22.1
—	45.0	Federal Home Loan Bank Discount Notes	1.212% - 1.313%	3/12/2018	—	44.9
—	28.0	Federal Home Loan Bank Discount Notes	1.176%	3/13/2018	—	27.9
—	5.0	Federal Home Loan Bank Discount Notes	1.318%	3/16/2018	—	5.0
—	40.0	Federal Home Loan Bank Discount Notes	1.304%	3/27/2018	—	39.9
—	47.4	Federal Home Loan Bank Discount Notes	1.304%	3/28/2018	—	47.2
—	40.2	Federal Home Loan Bank Discount Notes	1.324%	4/11/2018	—	40.0
—	15.2	Federal Home Loan Bank Discount Notes	1.359%	4/12/2018	—	15.2
—	29.1	Federal Home Loan Bank Discount Notes	1.354%	4/16/2018	—	29.0
—	39.2	Federal Home Loan Bank Discount Notes	1.365%	4/19/2018	—	39.0
—	40.2	Federal Home Loan Bank Discount Notes	1.365%	4/20/2018	—	40.0
—	33.2	Federal Home Loan Bank Discount Notes	1.365%	4/23/2018	—	33.0
—	34.2	Federal Home Loan Bank Discount Notes	1.375%	4/24/2018	—	34.1
—	15.2	Federal Home Loan Bank Discount Notes	1.371%	4/25/2018	—	15.2
—	28.4	Federal Home Loan Bank Discount Notes	1.403%	5/4/2018	—	28.2
30.0	—	Federal Home Loan Bank Discount Notes	1.836%	7/9/2018	30.0	—
29.8	—	Federal Home Loan Bank Discount Notes	1.836%	7/10/2018	29.8	—
50.0	—	Federal Home Loan Bank Discount Notes	1.734%	7/16/2018	50.0	—
8.5	—	Federal Home Loan Bank Discount Notes	1.879%	7/20/2018	8.5	—
2.9	—	Federal Home Loan Bank Discount Notes	1.895%	7/24/2018	2.9	—
40.0	—	Federal Home Loan Bank Discount Notes	1.806%	7/27/2018	39.9	—
40.0	—	Federal Home Loan Bank Discount Notes	1.806%	7/30/2018	39.9	—
11.2	—	Federal Home Loan Bank Discount Notes	1.835%	8/3/2018	11.2	—
25.0	—	Federal Home Loan Bank Discount Notes	1.885%	8/7/2018	25.0	—
40.0	—	Federal Home Loan Bank Discount Notes	1.830%	8/8/2018	39.9	—
40.0	—	Federal Home Loan Bank Discount Notes	1.754%	8/10/2018	39.9	—
52.1	—	Federal Home Loan Bank Discount Notes	1.846% - 1.896%	8/15/2018	51.9	—
20.0	—	Federal Home Loan Bank Discount Notes	1.885%	8/17/2018	20.0	—
25.3	—	Federal Home Loan Bank Discount Notes	1.891%	8/20/2018	25.2	—
25.8	—	Federal Home Loan Bank Discount Notes	1.908%	8/28/2018	25.8	—
25.0	—	Federal Home Loan Bank Discount Notes	1.938%	9/4/2018	24.9	—
13.3	—	Federal Home Loan Bank Discount Notes	1.957%	9/10/2018	13.2	—
25.0	—	Federal Home Loan Bank Discount Notes	1.961%	9/12/2018	24.9	—
25.0	—	Federal Home Loan Bank Discount Notes	1.957%	9/14/2018	24.9	—
37.7	—	Federal Home Loan Bank Discount Notes	1.957%	9/17/2018	37.5	—
50.0	—	Federal Home Loan Bank Discount Notes	1.990%	9/18/2018	49.8	—
18.1	—	Federal Home Loan Bank Discount Notes	1.956%	9/21/2018	18.0	—
8.6	—	Federal Home Loan Bank Discount Notes	1.960%	9/25/2018	8.5	—
30.0	—	Federal Home Loan Bank Discount Notes	1.984%	9/28/2018	29.9	—
50.0	—	Federal Home Loan Bank Discount Notes	1.958%	10/5/2018	49.7	—
39.5	—	Federal Home Loan Bank Discount Notes	1.947% - 1.989%	10/9/2018	39.3	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2018	December 31, 2017
2018	2017
					(Unaudited)
$22.5	$—	Federal Home Loan Bank Discount Notes	1.945% - 1.947%	10/10/2018	$22.3	$—
21.1	—	Federal Home Loan Bank Discount Notes	1.917%	10/12/2018	21.0	—
36.7	—	Federal Home Loan Bank Discount Notes	1.927%	10/15/2018	36.5	—
49.8	—	Federal Home Loan Bank Discount Notes	2.027% - 2.032%	10/19/2018	49.5	—
43.3	—	Federal Home Loan Bank Discount Notes	1.960%	10/29/2018	43.0	—
25.0	—	Federal Home Loan Bank Discount Notes	2.025%	11/14/2018	24.8	—
30.0	—	Federal Home Loan Bank Discount Notes	2.014%	11/28/2018	29.7	—
54.3	—	Federal Home Loan Bank Discount Notes	2.100% - 2.115%	11/30/2018	53.9	—
30.0	—	Federal Home Loan Bank Discount Notes	2.099%	12/10/2018	29.7	—
—	41.2	Freddie Mac Discount Notes	1.101% - 1.149%	2/2/2018	—	41.2
—	50.0	Freddie Mac Discount Notes	1.101% - 1.139%	2/5/2018	—	49.9
—	25.0	Freddie Mac Discount Notes	1.090%	2/6/2018	—	25.0
—	20.1	Freddie Mac Discount Notes	1.100%	2/7/2018	—	20.0
—	42.2	Freddie Mac Discount Notes	1.099%	2/12/2018	—	42.1
—	40.0	Freddie Mac Discount Notes	1.099%	2/13/2018	—	39.9
—	30.0	Freddie Mac Discount Notes	1.109%	2/14/2018	—	30.0
—	39.5	Freddie Mac Discount Notes	1.120% - 1.130%	2/23/2018	—	39.4
—	50.0	Freddie Mac Discount Notes	1.151%	3/5/2018	—	49.9
—	50.0	Freddie Mac Discount Notes	1.151%	3/6/2018	—	49.9
—	49.8	Freddie Mac Discount Notes	1.182% - 1.202%	3/14/2018	—	49.6
—	34.2	Freddie Mac Discount Notes	1.182%	3/16/2018	—	34.1
—	10.8	Freddie Mac Discount Notes	1.192%	3/19/2018	—	10.7
—	32.8	Freddie Mac Discount Notes	1.202%	3/20/2018	—	32.7
—	40.0	Freddie Mac Discount Notes	1.202%	3/21/2018	—	39.9
—	30.0	Freddie Mac Discount Notes	1.182%	3/22/2018	—	29.9
—	40.0	Freddie Mac Discount Notes	1.212%	3/23/2018	—	39.9
—	40.0	Freddie Mac Discount Notes	1.223%	3/26/2018	—	39.9
—	24.1	Freddie Mac Discount Notes	1.228%	4/4/2018	—	24.0
—	57.7	Freddie Mac Discount Notes	1.228% - 1.269%	4/5/2018	—	57.5
—	35.2	Freddie Mac Discount Notes	1.289%	4/6/2018	—	35.0
—	34.9	Freddie Mac Discount Notes	1.325% - 1.330%	4/10/2018	—	34.7
—	40.0	Freddie Mac Discount Notes	1.325%	4/11/2018	—	39.8
—	27.2	Freddie Mac Discount Notes	1.324%	4/12/2018	—	27.0
—	40.0	Freddie Mac Discount Notes	1.334%	4/13/2018	—	39.8
—	30.1	Freddie Mac Discount Notes	1.365%	4/17/2018	—	30.0
—	35.2	Freddie Mac Discount Notes	1.365%	4/18/2018	—	35.0
—	4.0	Freddie Mac Discount Notes	1.366%	5/4/2018	—	4.0
30.2	—	Freddie Mac Discount Notes	1.733%	7/18/2018	30.1	—
18.8	—	Freddie Mac Discount Notes	1.723%	7/20/2018	18.7	—
50.0	—	Freddie Mac Discount Notes	1.723%	7/23/2018	49.9	—
35.9	—	Freddie Mac Discount Notes	1.723%	7/24/2018	35.9	—
30.0	—	Freddie Mac Discount Notes	1.754%	8/6/2018	29.9	—
13.6	—	Freddie Mac Discount Notes	1.754%	8/7/2018	13.6	—
25.0	—	Freddie Mac Discount Notes	1.764%	8/13/2018	24.9	—
38.2	—	Freddie Mac Discount Notes	1.881%	8/21/2018	38.1	—
32.2	—	Freddie Mac Discount Notes	1.896%	8/22/2018	32.1	—
30.0	—	Freddie Mac Discount Notes	1.745%	8/24/2018	29.9	—
40.3	—	Freddie Mac Discount Notes	1.821%	8/27/2018	40.1	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2018	December 31, 2017
2018	2017
					(Unaudited)
15.0	—	Freddie Mac Discount Notes	1.872%	8/28/2018	$15.0	$—
40.0	—	Freddie Mac Discount Notes	1.831%	8/29/2018	39.9	—
26.9	—	Freddie Mac Discount Notes	1.842%	9/5/2018	26.8	—
40.0	—	Freddie Mac Discount Notes	1.878%	9/7/2018	39.9	—
28.5	—	Freddie Mac Discount Notes	1.878%	9/10/2018	28.3	—
40.0	—	Freddie Mac Discount Notes	1.916%	9/11/2018	39.8	—
25.3	—	Freddie Mac Discount Notes	1.939%	9/12/2018	25.2	—
37.0	—	Freddie Mac Discount Notes	1.869%	9/19/2018	36.9	—
14.7	—	Freddie Mac Discount Notes	1.949%	9/21/2018	14.7	—
35.2	—	Freddie Mac Discount Notes	1.959%	9/24/2018	35.0	—
30.0	—	Freddie Mac Discount Notes	1.949%	9/25/2018	29.9	—
27.4	—	Freddie Mac Discount Notes	1.949%	9/26/2018	27.2	—
40.0	—	Freddie Mac Discount Notes	1.969%	10/1/2018	39.8	—
28.4	—	Freddie Mac Discount Notes	1.969%	10/2/2018	28.3	—
39.7	—	Freddie Mac Discount Notes	1.926%	10/3/2018	39.5	—
22.3	—	Freddie Mac Discount Notes	1.994%	10/22/2018	22.2	—
33.0	—	Freddie Mac Discount Notes	1.982%	10/23/2018	32.8	—
50.0	—	Freddie Mac Discount Notes	1.991%	10/24/2018	49.7	—
41.8	—	Freddie Mac Discount Notes	1.991%	10/26/2018	41.5	—
40.0	—	Freddie Mac Discount Notes	1.993%	11/2/2018	39.7	—
24.5	—	Freddie Mac Discount Notes	1.992%	11/5/2018	24.3	—
23.4	—	Freddie Mac Discount Notes	2.026%	12/3/2018	23.2	—
TOTAL GOVERNMENT AGENCY NOTES (Cost $2,539.9 and $2,872.8)					$2,539.7	$2,872.3
UNITED STATES TREASURY SECURITIES—5.4% and 3.7%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2018	December 31, 2017
2018	2017
					(Unaudited)
$—	$17.8	United States Treasury Bills	1.036% - 1.177%	1/2/2018	$—	$17.8
—	75.0	United States Treasury Bills	1.063% - 1.084%	1/4/2018	—	75.0
—	21.2	United States Treasury Bills	1.128% - 1.236%	1/11/2018	—	21.2
—	40.0	United States Treasury Bills	1.114%	1/18/2018	—	40.0
—	71.0	United States Treasury Bills	1.132%	1/25/2018	—	70.9
—	36.0	United States Treasury Bills	1.106%	2/1/2018	—	36.0
—	93.0	United States Treasury Bills	1.075% - 1.077%	2/8/2018	—	92.9
—	98.0	United States Treasury Bills	1.106% - 1.122%	2/22/2018	—	97.8
—	81.0	United States Treasury Bills	1.060% - 1.117%	3/1/2018	—	80.8
—	154.0	United States Treasury Bills	1.374% - 1.433%	3/29/2018	—	153.5
—	24.0	United States Treasury Bills	1.440% - 1.636%	5/24/2018	—	23.9
—	85.0	United States Treasury Bills	1.432%	6/7/2018	—	84.5
20.8	—	United States Treasury Bills	1.752%	7/5/2018	20.7	—
40.0	—	United States Treasury Bills	1.731%	7/12/2018	40.0	—
164.9	—	United States Treasury Bills	1.647% - 1.808%	7/19/2018	164.7	—
36.0	—	United States Treasury Bills	1.767% - 1.807%	7/26/2018	35.9	—
70.0	—	United States Treasury Bills	1.839% - 1.860%	8/2/2018	69.9	—
95.2	—	United States Treasury Bills	1.802% - 1.899%	8/9/2018	95.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2018	December 31, 2017
2018	2017
					(Unaudited)
51.8	—	United States Treasury Bills	1.657% - 1.780%	8/16/2018	$51.7	$—
61.8	—	United States Treasury Bills	1.847% - 1.876%	8/23/2018	61.6	—
76.0	—	United States Treasury Bills	1.866% - 1.910%	8/30/2018	75.8	—
99.4	—	United States Treasury Bills	1.878% - 1.926%	9/6/2018	99.1	—
66.8	—	United States Treasury Bills	1.773% - 1.946%	9/13/2018	66.6	—
52.9	—	United States Treasury Bills	1.914% - 1.969%	9/20/2018	52.6	—
111.5	—	United States Treasury Bills	1.931% - 1.935%	9/27/2018	111.0	—
58.0	—	United States Treasury Bills	1.936%	10/4/2018	57.7	—
44.4	—	United States Treasury Bills	1.672% - 1.700%	10/11/2018	44.1	—
49.4	—	United States Treasury Bills	2.020%	10/18/2018	49.1	—
40.0	—	United States Treasury Bills	2.063%	10/25/2018	39.8	—
40.3	—	United States Treasury Bills	2.019% - 2.035%	11/1/2018	40.0	—
49.2	—	United States Treasury Bills	1.680% - 2.040%	11/8/2018	48.9	—
50.0	—	United States Treasury Bills	2.042%	11/15/2018	49.6	—
20.0	—	United States Treasury Bills	2.076%	11/23/2018	19.8	—
100.0	—	United States Treasury Bills	2.080%	11/29/2018	99.2	—
28.9	—	United States Treasury Bills	2.068% - 2.105%	12/6/2018	28.7	—
40.0	—	United States Treasury Bills	2.091%	12/13/2018	39.6	—
—	50.0	United States Treasury Notes	1.148% - 1.180%	1/31/2018	—	50.0
—	40.0	United States Treasury Notes	1.175% - 1.184%	2/15/2018	—	40.0
—	48.0	United States Treasury Notes	1.200%	2/28/2018	—	47.9
—	40.0	United States Treasury Notes	1.179%	3/15/2018	—	40.0
—	43.1	United States Treasury Notes	1.333% - 1.378%	6/15/2018	—	43.0
40.0	—	United States Treasury Notes	1.805%	7/31/2018	40.0	—
32.7	—	United States Treasury Notes	1.863% - 1.959%	8/31/2018	32.7	—
TOTAL UNITED STATES TREASURY SECURITIES (Cost $1,533.7 and $1,015.3)					$1,533.8	$1,015.2
TOTAL OTHER MARKETABLE SECURITIES (Cost $4,073.6 and $3,888.1)					$4,073.5	$3,887.5
TOTAL MARKETABLE SECURITIES (Cost $5,269.2 and $4,879.1)					$5,524.7	$5,125.5

LOANS RECEIVABLE—2.2% and 1.1%					Fair Value at
		Borrower(12)	Interest Rate(6)	Maturity Date	June 30, 2018	December 31, 2017
					(Unaudited)
		DJM Capital Partners Senior Mezzanine	4.20%	7/1/2018	$34.3	$34.2
		Crest at Las Colinas Station Senior/Junior Mezzanine(10)	3.35% + LIBOR	5/10/2021	52.0	—
		Simply Self Storage Portfolio Junior Mezzanine	8.25%	9/6/2021	37.5	37.6
		State Street Financial Center Junior Mezzanine	6.50%	11/10/2021	125.1	125.1
		311 South Wacker Senior Mezzanine	4.70% + LIBOR	6/7/2020	83.0	—
		Blackstone RioCan Retail Portfolio Senior Mezzanine	4.65% + LIBOR	6/9/2020	97.7	—
		Modera Observatory Park Senior/Junior Mezzanine(11)	2.35% + LIBOR	6/10/2022	66.7	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2018	December 31, 2017
2018	2017
					(Unaudited)
		Aspen Lake Office Portfolio Senior Mezzanine	8.25%	3/10/2028	20.2	—
		Charles River Plaza North Senior Mezzanine	6.08%	4/6/2029	101.8	101.9
TOTAL LOANS RECEIVABLE (Cost $616.2 and $296.7)					$618.3	$298.8
TOTAL INVESTMENTS (Cost $23,703.1 and $22,823.6)					$28,195.2	$27,170.0

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 7.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield.

(5)	A portion of this investment consists of land for development.

(6)
Fixed interest rate loans are represented with a single rate. Variable interest rate loans are presented with their base spread and the corresponding index rate. All variable interest loans currently held by the Account use the one month London Interbank Offered Rate ("LIBOR") rate on U.S. dollar deposits as the index rate, as published by ICE Benchmark Administration Limited.

(7)	All or a portion of these securities are out on loan. The aggregate value of securities on loan is $2.0 million.

(8)	This investment was restructured on February 2, 2018, reducing the Account's interest in the joint venture from 75% to 66.02%.

(9)	A partial disposition of assets held by the portfolio was completed on May 1, 2018.

(10)
The total amount financed consists of a $32.0 million senior note and a $20.0 million mezzanine note. Other than the subordinated priority of the mezzanine note, the two notes share the same key terms, such as interest rate and maturity date.

(11)
The total amount financed consists of a $46.7 million senior note and a $20.0 million mezzanine note. Other than the subordinated priority of the mezzanine note, the two notes share the same key terms, such as interest rate and maturity date.

(12)
Senior mezzanine loans represent debt where the Account has first priority behind a collateralized mortgage.  Junior mezzanine loans represent debt where the Account’s priority is secondary to a collateralized mortgage and at least one senior mezzanine position.

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

•
Selling Real Estate: The risk that the sales price of a property may differ, perhaps significantly, from its estimated or appraised value, leading to losses or reduced profits to the Account, the risk that the Account might not be able to sell a property at a particular time for a price which management believes represents its fair or full value, the risk of a lack of availability of financing (for potential purchasers of the Account’s properties), risks associated with disruptions in the credit and capital markets, and the risk that the Account may be required to make significant expenditures before the Account is able to market and/or sell a property;

•
Valuation: The risks associated with property valuations, including the fact that appraisals can be subjective in a number of respects and the fact that the Account’s appraisals are generally obtained on a quarterly basis and there may be periods between appraisals of a property during which the value attributed to the property for purposes of the Account’s daily accumulation unit value may be more or less than the actual realizable value of the property;

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
Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended June 30, 2018 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

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
In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Traditionally, less than 10% of the Account’s net assets have been comprised of interests in these securities; although, the Account has recently held approximately 10% of its net assets in equity REIT securities at times. In addition, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of June 30, 2018, REIT securities comprised approximately 5.7% of the Account’s net assets, and the Account held no CMBS as of such date.
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
Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate-related liquid investments, may not comprise more than 25% of the Account’s net assets. As of June 30, 2018, the Account did not hold any foreign real estate investments.

SECOND QUARTER 2018 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook
Key U.S. economic indicators and their near-term outlook are summarized in the table below. According to the “advance estimate” from the Bureau of Economic Analysis, U.S. Gross Domestic Product (“GDP”) increased at a 4.1% rate during the second quarter as compared to 2.2% during the first quarter. The Bureau of Labor Statistics reported that the U.S. economy added 632,000 jobs during the second quarter of 2018 compared to 655,000 jobs during the first quarter of 2018. The economy created an average of 211,000 jobs over the past three months, above the 12-month average of 198,000. The unemployment rate dipped to 3.9% for the second quarter after ending the first quarter at 4.1%.
Economic Indicators*

	Actuals		Forecast
	1Q 2018	2Q 2018	2018	2019
Economy(1)
GDP	2.2%	4.1%	2.9%	2.6%
Employment Growth (Thousands)	655	632	2,304	1,824
Unemployment Rate	4.1%	3.9%	3.8%	3.6%
Interest Rates(2)
10 Year Treasury	2.8%	2.9%	3.0%	3.4%
Sources: Blue Chip Economic Indicators, Blue Chip Financial Forecasts, BEA, Bureau of Labor Statistics, Federal Reserve and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while annual values represent a twelve-month average.

(2)	Treasury rates are an average over the stated period.
The Federal Open Market Committee voted in June 2018 to raise the target range for the federal funds rate to 1.75%-2.00% “in view of realized and expected labor market conditions and inflation” as indicated in the June meeting minutes. The committee expects that economic conditions will continue to evolve in a manner that will warrant gradual rate increases. The committee is generally expected to raise rates one or two additional times in 2018.
Consumer spending increased in the second quarter after rising at a modest pace in the first quarter. In the near term, gains in employment, real disposable income, and households’ net worth continue to be supportive of solid personal consumption expenditures growth. Consumer and business confidence remain high, the unemployment rate remains at an 18 year low, and job growth remains solid. Economists expect GDP to increase at a 2.9% rate for all of 2018 and at a 2.6% rate in 2019. Management of the Account believes these trends in employment growth and GDP of this magnitude is supportive of the ongoing improvement in commercial real estate market conditions.
Real Estate Market Conditions and Outlook
Commercial real estate conditions improved moderately during the second quarter of 2018. Tenant demand was strong enough to support vacancy rate improvements across all four sectors. Transaction activity weakened compared to first quarter levels due to a decrease in sales in the office, industrial and multifamily sectors. Real Capital Analytics (“RCA”) reported that sales of office, industrial, retail, and multi-family properties totaled $102.2 billion during second quarter 2018, a 3.4% increase quarter-over-quarter and a 0.2% increase year-over-year. Property pricing as calculated by the Green Street Advisor Commercial Property Price Index (“CPPI”) increased 2% during the second quarter and 1% on a year-over-year basis. Property pricing has been relatively flat in during the first six months of 2018.
For the quarter ending June 30, 2018, the NCREIF Fund Index Open-End Diversified Core Equity (“NFI-ODCE”) Equal Weight total return, net of fees was 1.89%, a decrease from 1.96% in the first quarter of 2018. The Account’s real estate assets generated a 1.67% total return during the second quarter. Total returns were positive for the 33rd consecutive quarter.

Occupancy in the Account’s properties averaged 92.1% during the second quarter of 2018 as compared to 91.9% in the first quarter. Data for the Account’s top five markets in terms of market value as of June 30, 2018 are provided below. These five markets represent nearly half of the Account’s total real estate portfolio.

Top 5 Metro Areas by Fair Market Value	Account % Leased Fair Value Weighted*	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio**	Metro Area Fair Value as a % of Total Investments
New York-Jersey City-White Plains, NY-NJ	90.2%	15	12.3%	9.6%
Washington-Arlington-Alexandria, DC-VA-MD-WV	85.6%	13	10.9%	8.5%
Los Angeles-Long Beach-Glendale, CA	90.2%	12	8.7%	6.8%
Boston, MA	89.2%	5	7.0%	5.4%
San Francisco-Redwood City-South San Francisco, CA	93.8%	8	6.3%	4.9%

*
Weighted by fair value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair value of the Account’s monetary investments in those markets.

**	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.
Office
Finance and professional & business services have been the traditional drivers of demand for office space. The financial services sector saw a decrease in jobs added, from 37,000 in the first quarter to 28,000 jobs in the second quarter; however, the professional and business services sector, which includes many facets of technology-related employment, increased, adding 152,000 jobs during the second quarter as compared to 140,000 during the first quarter. With suburban and downtown vacancy rates both decreasing, vacancy nationwide decreased from 13.1% in the first quarter of 2018 to 13.0% for the second quarter, as reported by CB Richard Ellis Econometric Advisors (“CBRE-EA”). Several high-tech markets including Boston, San Francisco, Seattle and New York maintained single-digit vacancy rates. All of these cities saw a decrease in vacancy. The vacancy rate for the Account’s office portfolio decreased to 14.4% during the second quarter, from 14.7% in the first quarter. The above-average vacancy rate in the New York metro area is driven by two properties currently undergoing redevelopment to increase the long term value of the properties. The vacancy rate will remain elevated over the near term as legacy tenants fully vacate the properties so that redevelopment efforts can move forward. The vacancy rate in Boston and Seattle is expected to move in line with the market average in the upcoming quarter as known future leases take effect. The vacancy rate in San Francisco improved as two formerly vacant floors at one of the Account's properties became fully occupied.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2018 Q2	2018 Q1	2018 Q2	2018 Q1
Account / Nation			14.4%	14.7%	13.0%	13.1%
Boston, MA	$1,492.8	5.3%	14.1%	16.6%	9.7%	10.1%
Washington-Arlington-Alexandria, DC-VA-MD-WV	1,442.6	5.1%	17.8%	16.8%	15.0%	15.3%
San Francisco-Redwood City-South San Francisco, CA	1,163.5	4.1%	3.8%	6.3%	6.4%	7.3%
Seattle-Bellevue-Everett, WA	1,028.1	3.6%	10.0%	11.1%	7.6%	8.1%
New York-Jersey City-White Plains, NY-NJ	998.0	3.5%	29.0%	24.8%	9.0%	9.2%

*	Source: CBRE-EA.
Market vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the square foot-weighted percentage of unleased space.
Industrial
Industrial market conditions are influenced by GDP growth, international trade, and consumer spending, specifically e-commerce sales, which Management of the Account believes should continue to boost warehouse demand. During the second quarter, the national industrial availability rate decreased for the 32nd straight quarter to 7.2% after ending the first quarter at 7.3%. The average vacancy rate of the Account’s industrial properties decreased to 5.9% in the second quarter from 7.4% during the first quarter due to widespread leasing activity, especially in the Houston metro area, which is the seventh largest industrial metro area for the Account. Successful leasing efforts across the Account’s industrial properties have resulted in vacancy rates well below their respective market averages in four of the five markets.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2018 Q2	2018 Q1	2018 Q2	2018 Q1
Account / Nation			5.9%	7.4%	7.2%	7.3%
Riverside-San Bernardino-Ontario, CA	$806.0	2.9%	0.0%	0.0%	6.4%	6.9%
New York-Jersey City-White Plains, NY-NJ	362.1	1.3%	2.4%	2.4%	6.4%	6.8%
Los Angeles-Long Beach-Glendale, CA	342.5	1.2%	4.6%	7.7%	4.2%	4.4%
Tacoma-Lakewood, WA	326.0	1.2%	2.0%	4.8%	4.8%	4.1%
Dallas-Plano-Irving, TX	267.2	0.9%	1.3%	4.7%	8.8%	8.6%

*	Source: CBRE-EA.
Market availability is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space.
Note—CBRE-EA considers Tacoma part of the Seattle industrial market. Market vacancy rates reflect the Seattle-Tacoma total.
Multi-Family
Apartment demand is generated from a combination of economic and demographic forces including job growth, household formations, and changes in the U.S. homeownership rate. The national apartment vacancy rate decreased from 5.0% in the first quarter to 4.6% in the second quarter, supported by seasonal demand. CBRE-EA is expecting market conditions to continue to soften as new supply is delivered to the market. The vacancy rate of the Account’s multi-family properties increased from 6.5% in the first quarter to 8.0% in the second quarter. The increase in vacancy rate was driven by an acquisition during the quarter of a recently constructed property early in its initial leasing. The primary driver pushing elevated vacancy rates in New York, Washington, DC, and Los Angeles is new apartment deliveries in the markets, notably luxury units. Deliveries are expected to slow in the coming months, but the Account’s vacancy rate is expected to remain elevated as new supply is absorbed into the market. The Account continues to believe its properties in these markets have a favorable long-term outlook despite the short-term supply challenges. The Account's vacancy rate increase in Fort Lauderdale is attributed to a concentration of expiring leases towards the end of the second quarter; the vacancy rate is expected to normalize in the upcoming quarters.

			Account Units Weighted Average Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2018 Q2	2018 Q1	2018 Q2	2018 Q1
Account / Nation			8.0%	6.5%	4.6%	5.0%
New York-Jersey City-White Plains, NY-NJ	$827.8	2.9%	6.0%	4.2%	3.3%	3.4%
Washington-Arlington-Alexandria, DC-VA-MD-WV	794.0	2.8%	8.4%	8.4%	4.4%	4.9%
Los Angeles-Long Beach-Glendale, CA	561.9	2.0%	7.6%	7.0%	3.9%	4.0%
Denver-Aurora-Lakewood, CO	349.5	1.2%	5.6%	6.8%	5.1%	5.6%
Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	287.3	1.0%	11.1%	8.5%	4.7%	5.0%

*	Source: CBRE-EA.
Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units.
Retail
Preliminary data from the U.S. Census Bureau indicate that retail sales excluding motor vehicles and parts increased 1.9% in the second quarter and 7.1% on a year-over-year basis. Disruption from e-commerce continues to challenge the overall retail market. Retail properties in suboptimal locations or poor tenant mix are especially vulnerable as the market evolves, but well-positioned properties continue to show strength due to high demand for premier retail space. The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers. The vacancy rate for the Account’s retail portfolio increased to 5.0% in the second quarter from 4.3% for the first quarter. Despite the moderate increase in vacancy, the Account's retail portfolio maintains a vacancy rate below the market average. This trend is expected to continue over the long term due to the healthy underlying characteristics of the Account's portfolio, such as a diverse mix of high quality tenants in premier geographic locations.

			Account Units Weighted Average Vacancy		Market Vacancy*
	Total Sector by Metro Area ($M)	% of Total Investments	2018 Q2	2018 Q1	2018 Q2	2018 Q1
National Retail			5.0%	4.3%	6.5%	6.5%
Lifestyle & Mall	$2,631.5	62.7%	3.1%	1.5%	6.0%	5.8%
Neighborhood, Community & Strip	1,022.0	24.3%	6.9%	6.3%	9.3%	9.4%
Power Center	543.8	13.0%	4.0%	4.3%	7.0%	6.6%

*	Source: CBRE-EA.
Market vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the square foot-weighted percentage of unleased space.

Outlook
The real estate cycle is indeed mature and returns have moderated. Real estate income returns remain steady and have been contributing a growing proportion of total performance. Economists are expecting GDP growth of 2.9% and 2.6% during 2018 and 2019, respectively; a sign the economy has a solid foundation. However, geopolitical uncertainties as well as rising interest rates remain key economic headwinds. Geopolitical risks are counter-balanced by the healthy labor market and strengthening economy. Moreover, real estate’s sensitivity to interest rate movements should be tempered by NOI growth from stronger tenant demand and favorable supply/demand fundamentals. Consequently, real estate market conditions should remain healthy throughout 2018.
INVESTMENTS
As of June 30, 2018, the Account had total net assets of $25.3 billion, a 1.4% increase from December 31, 2017. The increase in the Account’s net assets was primarily driven by investment income and net appreciation on the Account's investments.
As of June 30, 2018, the Account owned a total of 145 real estate investments (116 of which were wholly-owned, 29 of which were held in joint ventures). The real estate portfolio included 45 apartment investments (including two held in a joint venture), 39 office investments (including 13 held in joint ventures), 35 industrial investments (including one held in a joint venture), 22 retail investments (including ten held in joint ventures), two storage facilities that are joint venture investments, one joint venture interest in land for future development and one leasehold interest encumbered by a ground lease. Of the real estate investments, 42 are subject to debt (including 15 joint venture investments).
The outstanding principal on mortgage loans payable on the Account’s wholly-owned real estate portfolio as of June 30, 2018 was $2.9 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $2.5 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the Consolidated Schedules of Investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of June 30, 2018 was $5.4 billion, which represented a loan to value ratio of 17.7%. The Account has no Account-level debt.
At June 30, 2018, the Account held 77.9% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 9.0% of total investments, U.S. Treasury securities representing 5.4% of total investments, real estate-related equity securities representing 5.2% of total investments, loans receivable representing 2.2% of total investments, and real estate limited partnerships representing 0.3% of total investments.
Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, Fashion Show, located in Las Vegas, Nevada, represented 5.1% of total real estate investments and 4.1% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes (i) have maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with the Account’s intent to diversify the Account by property type and geographic location (including reallocating the Account’s exposure to or away from certain property types in certain geographic locations), or (v) otherwise do not satisfy the investment objectives of the Account. Management, from time to time, will evaluate the need to manage liquidity in the Account as part of its analysis as to whether to undertake a particular asset sale. The Account could reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., participant withdrawals or benefit payments).

The following table lists the Account's ten largest investments as of June 30, 2018. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Credit Risk Concentrations.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Fashion Show	50%	Las Vegas	NV	Retail	$1,249.9	$420.7	$829.2	5.1%	4.1%
DDR	85%	Various	USA	Retail	1,194.2	591.7	602.5	4.9%	3.9%
The Florida Mall	50%	Orlando	FL	Retail	925.1	166.6	758.5	3.8%	3.0%
1001 Pennsylvania Avenue	100%	Washington	DC	Office	765.0	321.0	444.0	3.1%	2.5%
Colorado Center	50%	Santa Monica	CA	Office	597.3	261.6	335.7	2.5%	2.0%
Fourth and Madison	100%	Seattle	WA	Office	570.0	285.3	284.7	2.3%	1.9%
501 Boylston Street	100%	Boston	MA	Office	524.9	209.8	315.1	2.2%	1.7%
99 High Street	100%	Boston	MA	Office	490.5	269.7	220.8	2.0%	1.6%
425 Park Avenue	100%	New York	NY	Ground Lease	457.0	—	457.0	1.9%	1.5%
Four Oaks Place	51%	Houston	TX	Office	420.2	80.1	340.1	1.7%	1.4%

(1)	The Account's share of the fair value of the property investment, gross of debt.

(2)	Debt fair values are presented at the Account's ownership interest.

(3)	The Account's share of the fair value of the property investment, net of debt.

(4)	Total real estate portfolio is the aggregate fair value of the Account's wholly-owned properties and the properties held within a joint venture, gross of debt.

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

Results of Operations
Six months ended June 30, 2018 compared to six months ended June 30, 2017
Net Investment Income
The following table shows the results of operations for the six months ended June 30, 2018 and 2017 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Six Months Ended June 30,		Change
	2018	2017	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$549.4	$523.7	$25.7	4.9%
Real estate property level expenses:
Operating expenses	113.2	108.0	5.2	4.8%
Real estate taxes	89.9	84.1	5.8	6.9%
Interest expense	52.4	44.8	7.6	17.0%
Total real estate property level expenses	255.5	236.9	18.6	7.9%
Real estate income, net	293.9	286.8	7.1	2.5%
Income from real estate joint ventures and limited partnerships	120.5	93.4	27.1	29.0%
Interest	42.5	21.7	20.8	95.9%
Dividends	22.0	7.8	14.2	N/M
TOTAL INVESTMENT INCOME	478.9	409.7	69.2	16.9%
Expenses:
Investment management charges	32.4	37.4	(5.0)	(13.4)%
Administrative charges	26.7	31.3	(4.6)	(14.7)%
Distribution charges	14.0	13.2	0.8	6.1%
Mortality and expense risk charges	0.6	0.6	—	—%
Liquidity guarantee charges	24.7	22.0	2.7	12.3%
TOTAL EXPENSES	98.4	104.5	(6.1)	(5.8)%
INVESTMENT INCOME, NET	$380.5	$305.2	$75.3	24.7%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the six months ended June 30th of each year shown below, "same property," as compared to the comparative increases or decreases associated with the acquisition and disposition of properties made in either period.

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Same Property	$508.1	$498.5	$9.6	1.9%	$103.5	$100.9	$2.6	2.6%	$83.4	$80.7	$2.7	3.3%
Properties Acquired	30.3	0.7	29.6	N/M	6.4	—	6.4	N/M	5.4	0.1	5.3	N/M
Properties Sold	11.0	24.5	(13.5)	N/M	3.3	7.1	(3.8)	N/M	1.1	3.3	(2.2)	N/M
Impact of Properties Acquired/Sold	41.3	25.2	16.1	N/M	9.7	7.1	2.6	N/M	6.5	3.4	3.1	N/M
Total Property Portfolio	$549.4	$523.7	$25.7	4.9%	$113.2	$108.0	$5.2	4.8%	$89.9	$84.1	$5.8	6.9%

Rental Income:
Rental income increased $25.7 million, or 4.9%, primarily due to net acquisition activity, lease termination fees earned by the Account in 2018, and rising market rents across much of the portfolio, particularly in the Western office sector.
Operating Expenses:
Operating expenses increased $5.2 million, or 4.8%, primarily due to net acquisition activity and a modest rise in same property operating expenses, concentrated mainly within the Eastern office sector.
Real Estate Taxes:
Real estate taxes increased $5.8 million, or 6.9%, primarily due to net real estate acquisitions in conjunction with higher property tax assessments from rising property values, predominately in the office sector.
Interest Expense:
Interest expense increased $7.6 million, or 17.0%, as a result of higher average outstanding principal balances on mortgage loans payable, as compared to the same period in 2017.
Income from Real Estate Joint Ventures and Limited Partnerships:
Income from real estate joint ventures and limited partnerships increased $27.1 million, or 29.0%, as a result of net acquisition activity and an increase in distributions from the Account's joint venture investments, primarily within the Southern retail and Western office sectors.
Interest and Dividend Income:
Interest income increased $20.8 million due to increased interest earned on a larger loan receivable portfolio in 2018 as compared to the same period in 2017 paired with increased interest earned on the Account's government agency notes and U.S. Treasuries due to rising interest rates over the same period. Dividend income increased $14.2 million when compared to the same period in 2017. The increase was due to higher dividend yields on the Account's real estate-related securities.
Expenses:
Investment management, administrative and distribution charges are costs charged to the Account associated with managing the Account. Investment advisory charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets.  These expenses decreased $8.8 million, or 10.7%, from the prior period primarily as result of general cost improvement measures.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually; the current rates are effective May 1, 2018 through April 30, 2019, and are charged at a fixed rate based on the Account’s net assets. These expenses increased $2.7 million or 12.3% as a result of the increase in the liquidity guarantee charge effective May 1, 2017 coupled with an increase in the net assets of the Account from the previous period.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable
The following table shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the six months ended June 30, 2018 and 2017 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Six Months Ended June 30,		Change
	2018	2017	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$43.6	$(16.8)	$60.4	N/M
Real estate joint ventures and limited partnerships	0.2	—	0.2	N/M
Marketable securities	6.9	12.7	(5.8)	(45.7)%
Total realized gain (loss) on investments:	50.7	(4.1)	54.8	N/M
Net change in unrealized appreciation (depreciation) on:
Real estate properties	54.7	84.2	(29.5)	(35.0)%
Real estate joint ventures and limited partnerships	92.3	61.8	30.5	49.4%
Marketable securities	6.9	32.0	(25.1)	(78.4)%
Mortgage loans payable	55.2	(6.5)	61.7	N/M
Net change in unrealized appreciation on investments and mortgage loans payable	209.1	171.5	37.6	21.9%
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$259.8	$167.4	$92.4	55.2%
N/M—Not meaningful
Real Estate Properties, Joint Ventures and Limited Partnerships:
Net realized gains in the Account are primarily attributed to the sale of wholly-owned investments. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $98.3 million during the first six months of 2018 compared to $67.4 million during the comparable period of 2017. The increase in appreciation was primarily driven by the office and industrial sectors, especially among properties located in cities such as San Francisco, Seattle, Miami, and New York City.
Real Estate Joint Ventures and Limited Partnerships:
Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $92.5 million during the first six months of 2018, compared to $61.8 million during the comparable period of 2017. The increase in appreciation was primarily driven by Western office investments, due to rising occupancy and market rents, as well as competition among buyers for Class A properties in San Francisco and Seattle.
Marketable Securities:
The Account’s marketable securities experienced net realized and unrealized gains of $13.8 million during the first six months of 2018 compared to net realized and unrealized gains of $44.7 million during the comparable period of 2017. The performance of the Account's REIT portfolio was in line with the FTSE NAREIT All Equity REITs Index in both periods. Additionally, as of June 30, 2018, the Account held $4.1 billion of investments in government agency notes and U.S. Treasury securities, which had nominal changes due to the short-term nature of these investments.

Mortgage Loans Payable:
Mortgage loans payable experienced an unrealized gain of $55.2 million during the first six months of 2018 compared to $6.5 million unrealized loss during the comparable period of 2017. The changes in both periods were consistent with the directional movement of U.S. Treasury rates.
Results of Operations
Three months ended June 30, 2018 compared to three months ended June 30, 2017
Net Investment Income
The following table shows the results of operations for the three months ended June 30, 2018 and 2017 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended June 30,		Change
	2018	2017	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$277.4	$265.3	$12.1	4.6%
Real estate property level expenses:
Operating expenses	55.9	52.7	3.2	6.1%
Real estate taxes	45.0	41.6	3.4	8.2%
Interest expense	28.6	22.3	6.3	28.3%
Total real estate property level expenses	129.5	116.6	12.9	11.1%
Real estate income, net	147.9	148.7	(0.8)	(0.5)%
Income from real estate joint ventures and limited partnerships	65.6	47.5	18.1	38.1%
Interest	24.4	12.0	12.4	N/M
Dividends	12.3	8.5	3.8	44.7%
TOTAL INVESTMENT INCOME	250.2	216.7	33.5	15.5%
Expenses:
Investment management charges	17.8	16.9	0.9	5.3%
Administrative charges	11.9	15.7	(3.8)	(24.2)%
Distribution charges	7.1	6.0	1.1	18.3%
Mortality and expense risk charges	0.3	0.3	—	—%
Liquidity guarantee charges	12.5	11.8	0.7	5.9%
TOTAL EXPENSES	49.6	50.7	(1.1)	(2.2)%
INVESTMENT INCOME, NET	$200.6	$166.0	$34.6	20.8%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account in each respective quarter shown below, "same property," as compared to the comparative increases or decreases associated with the acquisition and disposition of properties made in either period.

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2Q18	2Q17	$	%	2Q18	2Q17	$	%	2Q18	2Q17	$	%
Same Property	$256.4	$251.8	$4.6	1.8%	$51.4	$49.4	$2.0	4.0%	$41.6	$39.9	$1.7	4.3%
Properties Acquired	17.6	0.7	16.9	N/M	3.8	—	3.8	N/M	3.2	0.1	3.1	N/M
Properties Sold	3.4	12.8	(9.4)	N/M	0.7	3.3	(2.6)	N/M	0.2	1.6	(1.4)	N/M
Impact of Properties Acquired/Sold	21.0	13.5	7.5	N/M	4.5	3.3	1.2	N/M	3.4	1.7	1.7	N/M
Total Property Portfolio	$277.4	$265.3	$12.1	4.6%	$55.9	$52.7	$3.2	6.1%	$45.0	$41.6	$3.4	8.2%

Rental Income:
Rental income increased $12.1 million, or 4.6%, primarily due to net acquisition activity and lease termination fees earned by the Account during the second quarter of 2018.
Operating Expenses:
Operating expenses increased $3.2 million, or 6.1%, due primarily to net acquisition activity, coupled with modest increases in same property operating expenses, notably within the apartment sector.
Real Estate Taxes:
Real estate taxes increased $3.4 million, or 8.2%, primarily due to net acquisition activity during the quarter when compared to lower activity in the second quarter of 2017 as a result of a significant tax credit received for a Washington, DC office property.
Interest Expense:
Interest expense increased $6.3 million, or 28.3%, primarily due to higher average outstanding principal balances on mortgage loans payable, as compared to the same period in 2017.
Income from Real Estate Joint Ventures and Limited Partnerships:
Income from real estate joint ventures and limited partnerships increased $18.1 million, or 38.1%, as a result of net acquisition activity and an increase in distributions from the Account's joint venture investments, notably within the Southern retail and Western office sectors.
Interest and Dividend Income:
Interest income increased $12.4 million due to interest earned from a larger loan receivable portfolio in 2018 as compared to the same period in 2017 paired with additional interest income earned on the Account's portfolio of government agency notes and U.S. Treasuries due to rising interest rates over the same period. Dividend income increased proportionately with the Account's average REIT holdings.
Expenses:
Investment management, administrative and distribution charges are costs charged to the Account associated with managing the Account. Investment advisory charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets.  These expenses decreased $1.8 million, or 4.7%, from the prior period primarily as result of general cost improvement measures.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually; the current rates are effective May 1, 2018 through April 30, 2019, and are charged at a fixed rate based on the Account’s net assets. These expenses increased $0.7 million, or 5.9%, as a result of an increase in net assets of the Account from the previous period.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable
The following table shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the three months ended June 30, 2018 and 2017 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended June 30,		Change
	2018	2017	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain on investments:
Real estate properties	$55.4	$0.4	$55.0	N/M
Real estate joint ventures and limited partnerships	—	—	—	N/M
Marketable securities	3.9	8.1	(4.2)	(51.9)%
Total realized gain on investments:	59.3	8.5	50.8	N/M
Net change in unrealized appreciation (depreciation) on:
Real estate properties	(47.6)	32.4	(80.0)	N/M
Real estate joint ventures and limited partnerships	68.0	0.8	67.2	N/M
Marketable securities	97.7	8.7	89.0	N/M
Loans receivable	(0.1)	—	(0.1)	N/M
Mortgage loans payable	27.5	(18.1)	45.6	N/M
Net change in unrealized appreciation on investments and mortgage loans payable	145.5	23.8	121.7	N/M
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$204.8	$32.3	$172.5	N/M
N/M—Not meaningful
Real Estate Properties, Joint Ventures and Limited Partnerships:
Net realized losses in the Account are primarily attributed to the sale of wholly-owned investments. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $7.8 million during the second quarter of 2018 compared to $32.8 million during the comparable period of 2017. The slowdown in appreciation was largely attributed to the apartment sector, especially luxury apartments in New York City, as new inventory and slow demand has challenged market rents and occupancy in the area.
Real Estate Joint Ventures and Limited Partnerships:
Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $68.0 million during the second quarter of 2018, compared to $0.8 million during the comparable period of 2017. The increase in appreciation was primarily driven by the office sector in the Western region.
Marketable Securities:
The Account’s marketable securities experienced net realized and unrealized gains of $101.6 million during the second quarter of 2018 compared to net realized and unrealized gains of $16.8 million during the comparable period of 2017. The performance of the Account's REIT portfolio was in line with the FTSE NAREIT All Equity REITs Index in both periods. Additionally, as of June 30, 2018, the Account held $4.1 billion of investments in government agency notes and U.S. Treasury securities, which had nominal changes due to the short-term nature of these investments.

Mortgage Loans Payable:
Mortgage loans payable experienced unrealized gains of $27.5 million during the second quarter of 2018 compared to $18.1 million of unrealized losses during the comparable period of 2017. The changes in both periods were consistent with the directional movement of U.S. Treasury rates.
Liquidity and Capital Resources
As of June 30, 2018 and December 31, 2017, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $4.1 billion and $3.9 billion representing 16.1% and 15.6% of the Account’s net assets at such dates, respectively.
Participant Flows: Six months ended June 30, 2018 compared to six months ended June 30, 2017
During the six months ended June 30, 2018, the Account received $1,272.7 million in premiums and transfers from participants offset by participant outflows of $1,555.1 million in annuity payments and withdrawals and death benefits. During the six months ended June 30, 2017, the Account received $1,428.2 million in premiums and transfers from participants offset by participant outflows of $1,396.6 million in annuity payments and withdrawals and death benefits.
Net Income and Marketable Securities
The Account’s net investment income is a source of liquidity for the Account. Net investment income was $380.5 million for the six months ended June 30, 2018, as compared to $305.2 million for the comparable period of 2017. The increase in total net investment income is described more fully in the Results of Operations section.
As of June 30, 2018, cash and cash equivalents, along with real estate-related and non-real estate related marketable securities comprised 21.9% of the Account’s net assets. The Account’s real estate-related marketable securities primarily consist of publicly traded REITs. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., participant withdrawals or benefit payments).
Leverage
The Account may from time to time borrow money and assume or obtain a mortgage on a property to make leveraged real estate investments. Also, to meet any short-term cash needs, the Account may obtain a line of credit that may be unsecured and/or contain terms that may require the Account to secure the loan with one or more of its properties.
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
As of June 30, 2018, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan to value ratio”) was 17.7%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.
As of June 30, 2018, there are no mortgage obligations secured by real estate investments wholly-owned by the Account maturing within the next twelve months. The Account has sufficient liquidity in the form of cash and cash equivalents and securities to meet its mortgage obligations.
In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.
Recent Transactions
The following describes property transactions by the Account during the second quarter of 2018. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. Dollar amounts are shown in millions.
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price (1)
Lofts at SoDo	05/11/2018	100.0%	Apartments	Orlando, FL	$66.7
Biltmore at Midtown	05/11/2018	100.0%	Apartments	Atlanta, GA	69.5
Park on Morton	05/11/2018	97.0%	Apartments	Bloomington, IN	54.3
3131 McKinney	05/15/2018	100.0%	Office	Dallas, TX	47.8
Cherry Knoll	06/13/2018	100.0%	Apartments	Germantown, MD	58.8
Centric Gateway	06/28/2018	100.0%	Apartments	Charlotte, NC	68.9

(1)	The net purchase price represents the purchase price and closing costs.
Sales

Property Name	Sales Date	Ownership Percentage	Sector	Location	Net Sales Price (1)	Realized Loss on Sale(2)
Chicago Industrial Portfolio(3)	05/01/2018	100.0%	Industrial	Joliet, IL	$72.1	$25.8
430 West 15th Street	06/12/2018	100.0%	Office	New York, NY	152.4	29.7

(1)	The net sales price represents the sales price, less selling expenses.

(2)	Majority of the realized gain/loss has been previously recognized as unrealized gains/losses in the Account's Consolidated Statements of Operations.

(3)	Partial sale of Rock Run, three properties held within this investment.
Loans Receivable

Property Name	Financing Date	Interest Rate	Sector	Maturity Date	Location	Loan Amount(1)
Crest at Las Colinas Station Senior/Junior Mezzanine	04/27/2018	3.35% + LIBOR	Apartments	05/10/2021	Irving, TX	$52.0
Modera Observatory Park Senior/Junior Mezzanine	05/24/2018	2.35% + LIBOR	Apartments	06/10/2022	Denver, CO	66.7
Blackstone RioCan National Retail Portfolio Senior Mezzanine	06/08/2018	4.65% + LIBOR	Retail	06/09/2020	Various, U.S.A.	97.7
311 South Wacker Senior Mezzanine	06/15/2018	4.70% + LIBOR	Office	06/07/2020	Chicago, IL	83.0

(1)	Loan Amount represents the Account's mezzanine loan receivable position.

Financings

Property Name	Financing Date	Ownership Percentage	Interest Rate	Sector	Maturity Date	Location	Financing Amount(1)
Holly Street Village	04/02/2018	100.00%	3.65%	Apartments	05/01/2025	Pasadena, CA	$81.0
Township Apartments	04/05/2018	100.0%	3.65%	Apartments	05/01/2025	Redwood City, CA	49.0
Fourth and Madison	05/30/2018	100.0%	4.17%	Office	06/01/2023	Seattle, WA	90.0
Park on Morton	06/01/2018	97.0%	4.02%	Apartments	06/15/2023	Bloomington, IN	26.9
Lofts at SoDo(2)	06/14/2018	100.0%	3.94%	Apartments	07/05/2023	Orlando, FL	35.1
Biltmore at Midtown	06/14/2018	100.0%	3.94%	Apartments	07/05/2023	Atlanta, GA	36.4
Cherry Knoll	06/14/2018	100.0%	3.78%	Apartments	07/05/2023	Germantown, MD	35.3

(1)	Values represent new mortgage loans, assumed mortgage loans, existing loans refinanced or loans paid off during the second quarter of 2018.

(2)	This property assumed mortgage debt in the amount of $33.1 million at the time of acquisition. The assumed debt was paid off and a new mortgage loan in the amount of $35.1 million was put into place.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint venture, limited partnerships and loans receivable, which, as of June 30, 2018, represented 80.4% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

•
General Real Estate Risk—The risk that the Account’s property values or rental and occupancy rates could decline due to general economic conditions, a weak market for real estate generally, disruptions in the credit and/or capital markets, or changing supply and demand for certain types of properties;

•
Appraisal Risk—The risk that the sale price of an Account property (i.e., the value that would be determined by negotiations between independent parties) might differ substantially from its estimated or appraised value, leading to losses or reduced profits to the Account upon sale;

•
Risk Relating to Property Sales—The risk that the Account might not be able to sell a property at a particular time for its full value, particularly in a declining market. This might make it difficult to raise cash quickly and also could lead to Account losses;

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
As of June 30, 2018, 19.6% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., U.S. government agency notes) and REIT securities. The consolidated schedule of investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in the Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.
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

•
Deposit/Money Market Risk—The risk that, to the extent the Account’s cash held in bank deposit accounts exceeds federally insured limits as to that bank, the Account could experience losses if that bank fails. The Account does not believe it has exposure to significant concentration of deposit risk. In addition, investments held in money market accounts may also suffer losses.

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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2018. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures provide reasonable assurance that material information required to be included in the Account's periodic reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
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
(101)
The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2018 (Unaudited), formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities as of June 30, 2018 (Unaudited), (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 (Unaudited) , (iii) the Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2018 and 2017 (Unaudited), (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (Unaudited), and (v) the Notes to the Consolidated Financial Statements (Unaudited).**

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 7th day of August, 2018.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

August 7, 2018	By:	/s/ Carol W. Deckbar
Carol W. Deckbar Executive Vice President, Institutional Investment & Endowment Services Teachers Insurance and Annuity Association of America (Principal Executive Officer)

August 7, 2018	By:	/s/ Virginia M. Wilson
Virginia M. Wilson Senior Executive Vice President and Chief Financial Officer, Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)