Form 10-Q
period 2018-09-30
TIAA REAL ESTATE ACCOUNT
filed 2018-11-06
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018
OR
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
YES ☐  NO ☒

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $12,586.2 and $12,972.5)	$15,345.9	$15,742.7
Real estate joint ventures and limited partnerships (cost: $4,604.2 and $4,675.3)	5,936.2	6,003.0
Marketable securities:
Real estate-related (cost: $1,182.1 and $991.0)	1,430.6 (1)	1,238.0	(1)
Other (cost: $4,845.4 and $3,888.1)	4,844.7	3,887.5
Loans receivable (cost: $852.0 and $296.7)	855.1	298.8
Total investments (cost: $24,069.9 and $22,823.6)	28,412.5	27,170.0
Cash and cash equivalents	10.1	11.7
Due from investment manager	6.1	1.0
Other	249.1 (2)	270.9	(2)
TOTAL ASSETS	28,677.8	27,453.6
LIABILITIES
Mortgage loans payable, at fair value (principal outstanding: $2,797.9 and $2,238.6)	2,743.2	2,238.3
Accrued real estate property expenses	237.2	199.1
Payable for collateral for securities loaned	6.5	18.5
Other	56.8	55.1
TOTAL LIABILITIES	3,043.7	2,511.0
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	25,112.7	24,430.8
Annuity Fund	521.4	511.8
TOTAL NET ASSETS	$25,634.1	$24,942.6
NUMBER OF ACCUMULATION UNITS OUTSTANDING	60.7	61.3
NET ASSET VALUE, PER ACCUMULATION UNIT	$413.479	$398.329
(1) Includes securities loaned of $6.4 million at September 30, 2018 and $18.1 million at December 31, 2017.
(2) Includes cash collateral for securities loaned of $6.5 million at September 30, 2018 and $18.5 million at December 31, 2017.

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
INVESTMENT INCOME
Real estate income, net:
Rental income	$273.3	$267.9	$822.7	$791.6
Real estate property level expenses and taxes:
Operating expenses	58.5	56.9	171.7	164.9
Real estate taxes	45.4	43.2	135.3	127.3
Interest expense	30.4	22.5	82.8	67.3
Total real estate property level expenses and taxes	134.3	122.6	389.8	359.5
Real estate income, net	139.0	145.3	432.9	432.1
Income from real estate joint ventures and limited partnerships	37.3	60.9	157.8	154.3
Interest	35.1	15.9	77.6	37.6
Dividends	14.7	7.9	36.7	15.7
TOTAL INVESTMENT INCOME	226.1	230.0	705.0	639.7
Expenses:
Investment management charges	13.9	15.5	46.3	52.9
Administrative charges	14.3	14.7	41.0	46.0
Distribution charges	6.8	6.4	20.8	19.6
Mortality and expense risk charges	0.3	0.3	0.9	0.9
Liquidity guarantee charges	12.8	12.5	37.5	34.5
TOTAL EXPENSES	48.1	49.4	146.5	153.9
INVESTMENT INCOME, NET	178.0	180.6	558.5	485.8
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	179.8	75.2	223.4	58.4
Real estate joint ventures and limited partnerships	56.8	(8.6)	57.0	(8.6)
Marketable securities	3.3	2.6	10.2	15.3
Net realized gain on investments	239.9	69.2	290.6	65.1
Net change in unrealized appreciation (depreciation) on:
Real estate properties	(65.2)	(9.4)	(10.5)	74.8
Real estate joint ventures and limited partnerships	(49.3)	26.9	43.0	88.7
Marketable securities	(6.4)	2.2	0.5	34.2
Loans receivable	1.0	1.4	1.0	1.4
Mortgage loans payable	(0.8)	(4.1)	54.4	(10.6)
Net change in unrealized appreciation (depreciation) on investments and mortgage loans payable	(120.7)	17.0	88.4	188.5
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	119.2	86.2	379.0	253.6
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$297.2	$266.8	$937.5	$739.4

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
FROM OPERATIONS
Investment income, net	$178.0	$180.6	$558.5	$485.8
Net realized gain on investments	239.9	69.2	290.6	65.1
Net change in unrealized appreciation (depreciation) on investments and mortgage loans payable	(120.7)	17.0	88.4	188.5
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	297.2	266.8	937.5	739.4
FROM PARTICIPANT TRANSACTIONS
Premiums	648.2	552.4	1,920.9	1,980.6
Annuity payments	(11.2)	(10.8)	(33.6)	(32.3)
Withdrawals and death benefits	(600.6)	(777.5)	(2,133.3)	(2,152.6)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	36.4	(235.9)	(246.0)	(204.3)
NET INCREASE IN NET ASSETS	333.6	30.9	691.5	535.1
NET ASSETS
Beginning of period	25,300.5	24,808.9	24,942.6	24,304.7
End of period	$25,634.1	$24,839.8	$25,634.1	$24,839.8

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	For the Nine Months Ended September 30,
	2018		2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$937.5		$739.4
Adjustments to reconcile net changes in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized gain on investments	(290.6)		(65.1)
Net change in unrealized appreciation on investments and mortgage loans payable	(88.4)		(188.5)
Purchase of real estate properties	(542.2)		(298.4)
Capital improvements on real estate properties	(165.5)		(95.0)
Proceeds from sale of real estate properties	1,223.5		340.7
Purchases of long term investments	(644.5)		(342.5)
Proceeds from long term investments	629.5		376.3
Purchase of loans receivable	(699.6)		(1.7)
Proceeds from sales of loans receivable	78.7		—
Proceeds from payoffs of loans receivable	65.6		—
Increase in other investments	(957.3)		(239.3)
Change in due to (from) investment manager	(5.1)		1.1
Decrease in other assets	24.6		101.0
Decrease (increase) in other liabilities	10.3		(74.5)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(423.5)		253.5
CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	712.8		—
Payments of mortgage loans	(42.1)		(49.4)
Premiums	1,920.9		1,980.6
Annuity payments	(33.6)		(32.3)
Withdrawals and death benefits	(2,133.3)		(2,152.6)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	424.7		(253.7)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1.2		(0.2)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period cash, cash equivalents and restricted cash	54.0		48.8
Net increase (decrease) in cash, cash equivalents and restricted cash	1.2		(0.2)
End of period cash, cash equivalents and restricted cash	$55.2		$48.6
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$80.1		$67.3
Mortgage loan assumed as part of real estate acquisition	$105.1		$17.7
Mortgage loan assignment as part of real estate disposition	$(216.5)		$—
Stock consideration received from the disposition of marketable securities	$6.1	—	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	As of September 30,
	2018	2017
Cash and cash equivalents	$10.1	$6.8
Restricted cash(1)	45.1	41.8
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$55.2	$48.6
(1) Restricted cash is included within other assets on the Account's Consolidated Statements of Assets and Liabilities.

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
The investment objective of the Account is to seek favorable total returns primarily through the rental income and appreciation of a diversified portfolio of directly held, private real estate investments and real estate-related investments while offering investors guaranteed, daily liquidity. The Account holds real estate properties directly and through subsidiaries wholly-owned by TIAA for the sole benefit of the Account. The Account also holds limited interests in real estate joint ventures and limited partnerships, as well as investments in loans receivable with commercial real estate properties as underlying collateral. Additionally, the Account invests in real estate-related and non-real estate-related publicly traded securities, cash and other instruments to maintain adequate liquidity levels for operating expenses, capital expenditures and to fund benefit payments (withdrawals, transfers and related transactions).
The Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which requires the use of estimates made by management. Actual results may vary from those estimates and such differences may be material.
The Consolidated Financial Statements of the Account as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2017 included in the Account’s 2017 annual report on Form 10-K.
The following is a summary of the significant accounting policies of the Account.
Basis of Presentation: The accompanying Consolidated Financial Statements include the Account and those subsidiaries wholly-owned by TIAA for the sole benefit of the Account. All significant intercompany accounts and transactions between the Account and such subsidiaries have been eliminated.
The Accumulation Unit Value (“AUV”) used for financial reporting purposes may differ from the AUV used for processing transactions. The AUV used for financial reporting purposes includes security and participant transactions effective through the period end date to which this report relates. Total return is computed based on the AUV used for processing transactions.
Determination of Investments at Fair Value: The Account reports all investments at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. Further in accordance with the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at the election of Account management, mortgage loans payable and a line of credit are reported at fair value. The FASB has defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants excluding transaction costs.

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
Valuation of Real Estate Limited Partnerships—Limited partnership interests are stated at the fair value of the Account’s ownership in the partnership, with fair value defined as the net asset value. The Account receives net asset values from limited partners on a quarterly basis. Upon receipt, TIAA's internal appraisal staff review such information and conclude on whether the net asset values provided are an appropriate representation of the fair value of the Account's interests in the limited partnerships. Since market quotations or values from independent pricing services are not readily available or are not considered reliable, the limited partnership interests are valued at fair value as determined in good faith by management under the direction of the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole.
Valuation of Marketable Securities—Equity securities listed or traded on any national market or exchange are valued at the last sale price as of the close of the principal securities market or exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices on such market or exchange, exclusive of transaction costs.
Valuation of Debt Securities—Debt securities with readily available market quotations, other than money market instruments, are generally valued at the most recent bid price or the equivalent quoted yield for such securities (or those of comparable maturity, quality and type). Debt securities for which market quotations or values from independent pricing services are not readily available or are not considered reliable, are valued at fair value as determined in good faith by management under the direction of the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole.
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
Valuation of Mortgage Loans Payable and Line of Credit (i.e., the Account as a debtor)—Mortgage loans payable and the Account's unsecured revolving line of credit (collectively "Debt") are stated at fair value. The estimated fair values of Debt are based on the amount at which Debt could be transferred to a third party exclusive of transaction costs. Debt is valued internally by TIAA’s internal valuation department, as reviewed by the Account’s independent fiduciary, at least quarterly based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the liquidity for mortgage loans of similar characteristics, the maturity date of the loan, the credit quality of the Account and the return demands of the market.
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
Accounting for Investments: The investments held by the Account are accounted for as follows:
Real Estate Properties—Rent from real estate properties consists of all amounts earned under tenant leases, including base rent, recoveries of real estate taxes and other expenses and charges for miscellaneous services provided to tenants. Rental income is recognized in accordance with the billing terms of the lease agreements. The Account bears the direct expenses of the real estate properties owned. These expenses include, but are not limited to, fees to local property management companies, property taxes, utilities, maintenance, repairs, insurance, and other operating and administrative costs. An estimate of the net operating income earned from each real estate property is accrued by the Account on a daily basis and such estimates are adjusted when actual operating results are determined.
Real Estate Joint Ventures—The Account has ownership interests in various real estate joint ventures (collectively, the “joint ventures”). The Account records its contributions as increases to its investments in the joint ventures, and distributions from the joint ventures are treated as income within income from real estate joint ventures and limited partnerships in the Account’s Consolidated Statements of Operations. Distributions that are identified as returns of capital are recorded as a reduction to the cost basis of the investment, whereas distributions identified as capital gains or losses are recorded as realized gains or losses. Income distributions from the joint ventures are recorded based on the Account’s proportional interest of the income distributed by the joint ventures. Income and losses incurred but not yet distributed or realized from the Account by the joint ventures are recorded as unrealized gains and losses.
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
Loans Receivable—The Account has ownership interests in loans receivable. Loans receivable are stated at fair value and are initially valued at the face amount of the loan funding. Subsequently, loans receivable are valued at least quarterly by TIAA’s internal valuation department with changes in fair value flowing through unrealized gain (loss). Interest income from loans receivable is recognized in accordance with the terms of the loans.
Realized and Unrealized Gains and Losses—Realized gains and losses are recorded at the time an investment is sold or a distribution is received in relation to an investment sale from a joint venture or limited partnership. Real estate transactions are accounted for as of the date on which the purchase or sale transactions for the real estate properties close (settlement date). The Account recognizes a realized gain on the sale of a real estate property to the extent that the contract sales price exceeds the cost-to-date of the property being sold. A realized loss occurs when the cost-to-date exceeds the sales price. Realized gains and losses from partial sales of non-financial assets are recognized in accordance with ASC 610-20 - Gains and Losses from the Derecognition of Nonfinancial Assets.
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
Other Assets and Other Liabilities: Other assets and other liabilities consist of operating assets and liabilities incurred and held at each individual real estate property investment. Other assets consist of, among other items, cash, tenant receivables and prepaid expenses; whereas other liabilities primarily consist of accrued real estate taxes and security deposits. Other assets also include cash collateral held for securities on loan.
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
Securities Lending: The Account may lend securities to qualified borrowers to earn additional income. The Account receives cash collateral against the loaned securities and maintains cash collateral in an amount not less than 100% of the market value of loaned securities during the period of the loan; any additional collateral required due to changes in security values is delivered to the Account the next business day. Cash collateral received by the Account is invested exclusively in an interest-bearing deposit account. The value of the loaned securities and the liability to return the cash collateral received are reflected in the Consolidated Statements of Assets and Liabilities. When loaning securities, the Account retains the benefits of owning the securities, including the economic equivalent of dividends or interest generated by the securities. All income generated by the securities lending program is reflected within interest income on the Consolidated Statements of Operations.
As of September 30, 2018, securities lending transactions are for real-estate related equity securities, and the resulting loans are continuous, can be recalled at any time, and have no set maturity. Securities lending income recognized by the Account consists of interest earned on cash collateral and lending fees, net of any rebates to the borrower and compensation to the agent. Such income is reflected within interest income on the Consolidated Statements of Operations.  In lending its securities, the Account bears the market risk with respect to the investment of collateral and the risk that the agent may default on its contractual obligations to the Account. The agent bears the risk that the borrower may default on its obligation to return the loaned securities as the agent is contractually obligated to indemnify the Account if at the time of a default by a borrower some or all of the loan securities have not been returned.
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes all existing revenue recognition guidance and establishes a five-step model to measure and recognize revenue. ASU 2014-09 was effective for fiscal years beginning after December 15, 2017 and the Account adopted this guidance as of January 1, 2018 utilizing the modified retrospective adoption approach. Under th is approach, ASU 2014-09 was applied to all contracts that were not completed as of the date of adoption. Based on the Accounts implementation procedures, the adoption of ASU 2014-09 had an immaterial impact to the Account.
In February 2016, the FASB issued Accounting Standards Update 2016-02 Leases (Topic 842) (“ASU 2016-02”) which will supersede Topic 840, Leases. This ASU applies to all entities that enter into a lease. Lessees will be required to report assets and liabilities that arise from leases. Lessor accounting is expected to remain unchanged; however, certain refinements were made to conform with the recently issued revenue recognition guidance in ASU 2014-09, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. The ASU contains certain practical expedients, which the Account plans to elect.
The Account is electing the transition package of practical expedients permitted within the new standard. This practical expedient permits the Account to carryforward the historical lease classification and not to reassess initial direct costs for any existing leases. Further, the Account will initially apply the new lease requirements at the effective date of January 1, 2019, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
In addition, the Account plans to elect the practical expedient that allows lessors to avoid separating lease and non-lease components within a contract if certain criteria are met. The lessor’s practical expedient election would be limited to circumstances in which (i) the timing and pattern of revenue recognition are the same for the non-lease component and the related lease component and (ii) the combined single lease component would be classified as an operating lease. This practical expedient would allow the Account the ability to combine the lease and non-lease components if the underlying asset meets the two criteria above.
This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including all interim periods within those fiscal years. Management has completed its initial scoping for the adoption of the ASU 2016-02 and does not expect the adoption of such guidance to materially impact the Account.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. ASU 2018-13 modifies the disclosures required for fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019. Management is currently evaluating the impact of this guidance but does not expect it to materially impact the Account's Notes to the Consolidated Financial Statements.
Note 2—Related Party Transactions
Investment management, administrative and distribution services are provided to the Account at cost by TIAA. Services provided at cost are paid by the Account on a daily basis based upon projected expenses to be provided to the Account. Payments are adjusted periodically to ensure daily payments are as close as possible to the Account’s actual expenses incurred. Differences between actual expenses and the amounts paid by the Account are reconciled and adjusted quarterly.
Investment management services for the Account are provided by TIAA officers, under the direction and control of the Board, pursuant to investment management procedures adopted by TIAA for the Account. TIAA’s investment management decisions for the Account are subject to review by the Account’s independent fiduciary. TIAA also provides various portfolio accounting and related services for the Account.
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
In addition to providing the services described above, TIAA charges the Account fees to bear certain mortality and expense risks, and risks with providing the liquidity guarantee. These fees are charged as a percentage of the net assets of the Account. Rates for these fees are established annually.
Once an Account participant begins receiving lifetime annuity income benefits, payment levels cannot be reduced as a result of the Account’s actual mortality experience. As such, mortality and expense risk expenses are contractual charges for TIAA’s assumption of this risk.
The liquidity guarantee ensures that sufficient funds are available to meet participant transfer and cash withdrawal requests in the event that the Account’s cash flows and liquid investments are insufficient to fund such requests.
Expenses for the services and fees described above are identified as such in the accompanying Consolidated Statements of Operations and are further identified as "Expenses" in Note 9—Financial Highlights.
Note 3—Concentrations of Risk
Concentrations of risk may arise when a number of properties are located in a similar geographic region such that the economic conditions of that region could impact tenants’ obligations to meet their contractual obligations or cause the values of individual properties to decline. Additionally, concentrations of risk may arise if any one tenant comprises a significant amount of the Account's rent, or if tenants are concentrated in a particular industry.
As of September 30, 2018, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 3% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry. There are no significant lease expirations scheduled to occur over the next twelve months.
The Account’s wholly-owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of September 30, 2018 (unaudited):

Diversification by Fair Value(1)

	West	East	South	Midwest	Total
Office	14.0%	18.6%	5.5%	—%	38.1%
Apartment	8.7%	8.3%	6.0%	1.1%	24.1%
Retail	8.1%	3.1%	7.8%	0.7%	19.7%
Industrial	8.1%	1.7%	4.4%	0.5%	14.7%
Other(2)	0.6%	2.6%	0.1%	0.1%	3.4%
Total	39.5%	34.3%	23.8%	2.4%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interests in Storage Portfolio investments, a fee interest encumbered by a ground lease real estate investment and land.
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
An investment’s categorization within the valuation hierarchy described above is based upon the lowest level of input that is significant to the fair value measurement. The Account's limited partnership investments are valued using the net asset value per share as a practical expedient which are excluded from the valuation hierarchy.
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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 (unaudited) and December 31, 2017, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3); and fair value using the practical expedient (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at September 30, 2018
Real estate properties	$—	$—	$15,345.9	$—	$15,345.9
Real estate joint ventures	—	—	5,795.3	—	5,795.3
Limited partnerships	—	—	—	140.9	140.9
Marketable securities:
Real estate-related	1,430.6	—	—	—	1,430.6
Government agency notes	—	2,560.7	—	—	2,560.7
United States Treasury securities	—	2,284.0	—	—	2,284.0
Loans receivable	—	—	855.1	—	855.1
Total Investments at September 30, 2018	$1,430.6	$4,844.7	$21,996.3	$140.9	$28,412.5
Mortgage loans payable	$—	$—	$(2,743.2)	$—	$(2,743.2)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2017
Real estate properties	$—	$—	$15,742.7	$—	$15,742.7
Real estate joint ventures	—	—	5,860.6	—	5,860.6
Limited partnerships	—	—	—	142.4	142.4
Marketable securities:
Real estate-related	1,238.0	—	—	—	1,238.0
Government agency notes	—	2,872.3	—	—	2,872.3
United States Treasury securities	—	1,015.2	—	—	1,015.2
Loans receivable	—	—	298.8	—	298.8
Total Investments at December 31, 2017	$1,238.0	$3,887.5	$21,902.1	$142.4	$27,170.0
Mortgage loans payable	$—	$—	$(2,238.3)	$—	$(2,238.3)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2018 and 2017 (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended September 30, 2018
Beginning balance July 1, 2018	$16,042.7	$5,915.3	$618.3	$22,576.3	$(2,891.4)
Total realized and unrealized gains (losses) included in changes in net assets	114.6	7.5	1.0	123.1	(0.8)
Purchases(1)	253.7	242.1	380.1	875.9	(72.0)
Sales	(1,065.1)	—	—	(1,065.1)	—
Settlements(2)	—	(369.6)	(144.3)	(513.9)	221.0
Ending balance September 30, 2018	$15,345.9	$5,795.3	$855.1	$21,996.3	$(2,743.2)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the nine months ended September 30, 2018
Beginning balance January 1, 2018	$15,742.7	$5,860.6	$298.8	$21,902.1	$(2,238.3)
Total realized and unrealized gains included in changes in net assets	212.9	99.1	1.0	313.0	54.4
Purchases(1)	830.3	325.9	699.6	1,855.8	(817.9)
Sales	(1,440.0)	—	—	(1,440.0)	—
Settlements(2)	—	(490.3)	(144.3)	(634.6)	258.6
Ending balance September 30, 2018	$15,345.9	$5,795.3	$855.1	$21,996.3	$(2,743.2)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended September 30, 2017
Beginning balance July 1, 2017	$15,496.6	$5,946.8	$297.3	$21,740.7	$(2,290.1)
Total realized and unrealized gains (losses) included in changes in net assets	65.8	17.6	1.4	84.8	(4.1)
Purchases(1)	317.1	13.1	0.1	330.3	(17.7)
Sales	(225.3)	—	—	(225.3)	—
Settlements(2)	—	(302.1)	—	(302.1)	0.9
Ending balance September 30, 2017	$15,654.2	$5,675.4	$298.8	$21,628.4	$(2,311.0)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the nine months ended September 30, 2017
Beginning balance January 1, 2017	$15,452.8	$5,622.4	$295.7	$21,370.9	$(2,332.1)
Total realized and unrealized gains (losses) included in changes in net assets	133.2	80.4	1.4	215.0	(10.6)
Purchases(1)	408.9	275.6	1.7	686.2	(17.7)
Sales	(340.7)	—	—	(340.7)	—
Settlements(2)	—	(303.0)	—	(303.0)	49.4
Ending balance September 30, 2017	$15,654.2	$5,675.4	$298.8	$21,628.4	$(2,311.0)

(1)	Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable and assumption of mortgage loans payable.

(2)	Includes operating income for real estate joint ventures, net of distributions, principal payments and extinguishment of mortgage loans payable.
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of September 30, 2018 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 8.6% (6.5%) 4.0% - 7.5% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 7.0% (4.9%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 8.9% (6.8%) 4.5% - 8.0% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 7.5% (5.0%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 7.8% (6.3%) 3.8% - 6.3% (5.0%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3% - 5.8% (4.5%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.0% - 10.5% (6.4%) 4.3% - 8.8% (5.2%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 10.5% (4.6%)
Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	37.7% - 70.7% (43.2%) 3.7% - 6.0% (4.4%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	37.7% - 70.7% (43.2%) 1.2 - 1.5 (1.3)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	32.3% - 63.9% (47.2%) 4.0% - 4.4% (4.2%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	32.3% - 63.9% (47.2%) 1.2 - 1.4 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	17.6% - 55.3% (33.2%) 4.1% - 5.2% (4.4%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	17.6% - 55.3% (33.2%) 1.1 - 1.3 (1.2)
Loans Receivable	Office, Retail and Storage	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	70.8% - 79.2% (75.8%) 4.2% - 8.3% (5.7%)

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
During the nine months ended September 30, 2018 and 2017, there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (in millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended September 30, 2018	$48.1	$(18.1)	$1.1	$31.1	$4.8
For the nine months ended September 30, 2018	$158.8	$73.5	$1.1	$233.4	$60.0
For the three months ended September 30, 2017	$68.0	$17.9	$1.4	$87.3	$(4.1)
For the nine months ended September 30, 2017	$139.0	$80.7	$1.4	$221.1	$(10.6)
Note 5—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have mortgage loans payable collateralized by the properties owned by the aforementioned joint ventures. At September 30, 2018, the Account held investments in joint ventures with ownership interest percentages that ranged from 33.3% to 97.5%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold. The fair value of the Account’s equity interest in these joint ventures was $5.8 billion and $5.9 billion at September 30, 2018 and December 31, 2017, respectively.
A condensed summary of the results of operations of the joint ventures are shown below (in millions, unaudited):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Revenue and Expenses
Revenues	$237.2	$218.0	$694.2	$645.0
Expenses	122.8	108.3	381.0	315.0
Excess of revenues over expenses	$114.4	$109.7	$313.2	$330.0
Note 6—Investments in Limited Partnerships
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
LCS SHIP Venture I, LLC prohibits redemptions prior to liquidation. The Account is generally not permitted to sell or transfer its interest in the company without consent of the manager.

Note 7—Mortgage Loans Payable
At September 30, 2018, the Account had outstanding mortgage loans payable secured by the following properties (in millions):

Property	Annual Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of		Maturity
		September 30, 2018 (unaudited)	December 31, 2017
Mass Court(1)	2.88% paid monthly	90.7	92.1	September 1, 2019
Red Canyon at Palomino Park(4)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(4)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(4)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows Apartments	5.17% paid monthly	44.6	44.6	August 1, 2020
The Knoll(1)	3.98% paid monthly	17.1	17.5	December 5, 2020
The Corner	4.66% paid monthly	105.0	105.0	June 1, 2021
Ascent at Windward	3.51% paid monthly	34.6	—	January 1, 2022
The Palatine(1)	4.25% paid monthly	77.7	78.8	January 10, 2022
The Forum at Carlsbad(1)	4.25% paid monthly	87.7	88.9	March 1, 2022
Fusion 1560	3.42% paid monthly	37.4	—	June 10, 2022
The Colorado(1)	3.69% paid monthly	90.3	91.7	November 1, 2022
The Legacy at Westwood(1)	3.69% paid monthly	46.1	46.7	November 1, 2022
Regents Court(1)	3.69% paid monthly	39.1	39.6	November 1, 2022
Fourth & Madison(1)	3.75% paid monthly	199.1	200.0	June 1, 2023
Fourth & Madison	4.17% paid monthly	90.0	—	June 1, 2023
1001 Pennsylvania Avenue(1)	3.70% paid monthly	328.5	330.0	June 1, 2023
Biltmore at Midtown	3.94% paid monthly	36.4	—	July 5, 2023
Cherry Knoll	3.78% paid monthly	35.3	—	July 5, 2023
Lofts at SoDo	3.94% paid monthly	35.1	—	July 5, 2023
1401 H Street NW	3.65% paid monthly	115.0	115.0	November 5, 2024
Circa Green Lake	3.71% paid monthly	52.0	—	March 5, 2025
Union - South Lake Union	3.66% paid monthly	57.0	—	March 5, 2025
Holly Street Village	3.65% paid monthly	81.0	—	May 1, 2025
Township Apartments	3.65% paid monthly	49.0	—	May 1, 2025
32 South State Street	4.48% paid monthly	24.0	24.0	June 6, 2025
780 Third Avenue	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue	3.55% paid monthly	20.0	20.0	August 1, 2025
701 Brickell Avenue	3.66% paid monthly	184.0	184.0	April 1, 2026
55 Second Street(5)	3.74% paid monthly	137.5	137.5	October 1, 2026
1900 K Street, NW	3.93% paid monthly	163.0	163.0	April 1, 2028
501 Boylston Street(6)	3.70% paid monthly	—	216.5	April 1, 2028
99 High Street	3.90% paid monthly	277.0	—	March 1, 2030
Total Principal Outstanding		$2,797.9	$2,238.6
Fair Value Adjustment(3)		(54.7)	(0.3)
Total Mortgage Loans Payable		$2,743.2	$2,238.3

(1)	The mortgage is adjusted monthly for principal payments.

(2)	Interest rates are fixed. Some mortgages held by the Account are structured to begin principal and interest payments after an initial interest only period.

(3)
The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1—Organization and Significant Accounting Policies.

(4)	Represents mortgage loans on these individual properties which are held within the Palomino Park portfolio.

(5)	This mortgage is comprised of three individual loans, all with equal recourse, interest rate and maturity. The principal balances by loan are $79.0 million, $45.0 million and $13.5 million.

(6)	On August 21, 2018 the Account sold a 49.9% interest in the property and transferred the remaining 50.1% to a joint venture investment.

Note 8—Line of Credit
On September 20, 2018, the Account entered into a $500.0 million unsecured revolving credit agreement (“Line of Credit”) syndicated across four national banks (“Lenders”), with each Lender providing a $125.0 million commitment. Access to the Line of Credit expires on September 20, 2021, with an option to extend the Line of Credit for two consecutive twelve months terms at the Account’s election. The Account may request an additional $250.0 million in commitments from the Lenders at any time; however, this request is subject to approval at the sole discretion of the Lenders and is not a guarantee that an expansion beyond the original $500.0 million commitment will be granted. Draws against the Line of Credit can take the form of Eurodollar Loans or Alternate Base Rate Loans (“ABR Loans”). Eurodollar Loans and ABR Loans both require a minimum funding of $5.0 million. The Account is charged a fee of 0.20% per annum on any unused portion of the Line of Credit.
Eurodollar Loans are issued for a term of twelve months or less and bear interest during the period (“Interest Period”) at a rate equal to the Adjusted London Interbank Offer Rate (“Adjusted LIBOR”) plus a spread ranging between 0.85%-1.05% per annum (the “Applicable Rate”), with the spread dependent upon the leverage ratio of the Account. The Adjusted LIBOR Rate is calculated by multiplying the Statutory Reserve Rate, as determined by the Federal Reserve Board for Eurodollar liabilities, by the LIBOR rate, as determined by the Intercontinental Exchange on the date of issuance that corresponds to the length of the Interest Period of the Eurodollar Loan. The Account may prepay Eurodollar Loans at any time during the life of the loan without penalty. The Account is limited to five active Eurodollar Loans through the Line of Credit; however, the Account may retire and initiate new Eurodollar Loans without restriction so long as the total number of loans in active status never exceeds the limit.
ABR Loans are issued for a specific length of time and bear interest at a rate equal to the highest rate among the following calculations plus the Applicable Rate: a) the Prime Rate on the date of issuance, with the Prime Rate being defined as the rate of interest last quoted by the Wall Street Journal as the Prime Rate; b) the Federal Reserve Bank of New York (“NYFRB”) Rate as provided by the NYFRB on the date of issuance plus 0.5%; or c) the Adjusted LIBOR Rate plus 1.0%. The Account may prepay ABR Loans at any time during the life of the loan without penalty.
As of September 30, 2018, the Account had no active loans outstanding on the Line of Credit. The Account is in compliance with all covenants required by the Line of Credit.

Note 9—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Nine Months Ended September 30, 2018	Years Ended December 31,
		2017	2016	2015
	(Unaudited)
Per Accumulation Unit Data:
Rental income	$13.487	$17.132	$16.433	$15.538
Real estate property level expenses and taxes	6.390	7.722	7.534	7.319
Real estate income, net	7.097	9.410	8.899	8.219
Other income	4.461	4.762	3.594	3.342
Total income	11.558	14.172	12.493	11.561
Expense charges(1)	2.402	3.318	3.290	3.092
Investment income, net	9.156	10.854	9.203	8.469
Net realized and unrealized gain on investments and mortgage loans payable	5.994	5.839	9.660	18.911
Net increase in Accumulation Unit Value	15.150	16.693	18.863	27.380
Accumulation Unit Value:
Beginning of period	398.329	381.636	362.773	335.393
End of period	$413.479	$398.329	$381.636	$362.773
Total return(3)	3.80%	4.37%	5.20%	8.16%
Ratios to Average net assets(2):
Expenses(1)	0.78%	0.83%	0.86%	0.86%
Investment income, net	2.97%	2.72%	2.41%	2.37%
Portfolio turnover rate(3):
Real estate properties(4)	7.4%	2.7%	1.3%	5.7%
Marketable securities(5)	3.3%	5.7%	3.5%	10.0%
Accumulation Units outstanding at end of period (in millions)	60.7	61.3	62.4	60.4
Net assets end of period (in millions)	$25,634.1	$24,942.6	$24,304.7	$22,360.0

(1)
Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.

(2)	Percentages for the nine months ended September 30, 2018 are annualized.

(3)	Percentages for the nine months ended September 30, 2018 are not annualized.

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

Note 10—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Nine Months Ended September 30, 2018	For the Year Ended December 31, 2017
	(Unaudited)
Outstanding:
Beginning of period	61.3	62.4
Credited for premiums	4.7	6.6
Annuity, other periodic payments, withdrawals and death benefits	(5.3)	(7.7)
End of period	60.7	61.3
Note 11—Commitments and Contingencies
Commitments—As of September 30, 2018 and December 31, 2017, the Account had the following immediately callable commitments to purchase additional interests in its limited partnership investments:

	September 30, 2018	December 31, 2017
	(Unaudited)
Taconic New York City GP Fund	$26.0	$32.0
LCS SHIP Venture I, LLC	40.7	—
	$66.7	$32.0
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
REAL ESTATE PROPERTIES—54.0% and 57.9%

Location/Description	Type	Fair Value at
		September 30, 2018		December 31, 2017
		(Unaudited)
Arizona:
Camelback Center	Office	$63.4		$59.8
California:
55 Second Street	Office	353.6	(1)	355.5	(1)
88 Kearny Street	Office	180.0		174.2
200 Middlefield Road	Office	61.7		61.4
30700 Russell Ranch	Office	34.0		—
Allure at Camarillo	Apartments	61.1		59.6
BLVD63	Apartments	164.0		162.1
Bridgepointe Shopping Center	Retail	124.0		124.5
Castro Station	Office	—		169.0
Centre Pointe and Valley View	Industrial	50.3		47.8
Cerritos Industrial Park	Industrial	153.2		142.0
Charleston Plaza	Retail	93.6		93.0
Frontera Industrial Business Park	Industrial	66.2		56.4
Great West Industrial Portfolio	Industrial	174.2		167.0
Holly Street Village	Apartments	151.1	(1)	148.0
Larkspur Courts	Apartments	146.0		143.7
Northern CA RA Industrial Portfolio	Industrial	92.6		87.4
Oakmont IE West Portfolio	Industrial	90.6		87.6
Oceano at Warner Center	Apartments	88.3		89.0
Ontario Industrial Portfolio	Industrial	413.6		398.6
Ontario Mills Industrial Portfolio	Industrial	61.8		58.5
Pacific Plaza	Office	114.4		115.2
Rancho Cucamonga Industrial Portfolio	Industrial	75.1		71.9
Regents Court	Apartments	102.0	(1)	99.1	(1)
Southern CA RA Industrial Portfolio	Industrial	141.9		138.0
Stella	Apartments	182.8		179.7
Stevenson Point	Industrial	53.5		50.9
The Forum at Carlsbad	Retail	225.0	(1)	221.0	(1)
The Legacy at Westwood	Apartments	143.1	(1)	143.0	(1)
Township Apartments	Apartments	90.4	(1)	89.8
West Lake North Business Park	Office	60.5		60.3
Westcreek	Apartments	51.6		51.4
Westwood Marketplace	Retail	142.0		131.9
Wilshire Rodeo Plaza	Office	311.8		327.8
Colorado:
Palomino Park	Apartments	354.0	(1)	329.7	(1)
South Denver Marketplace	Retail	72.7		72.7
Connecticut:
Wilton Woods Corporate Campus	Office	123.5		133.0
Florida:
701 Brickell Avenue	Office	394.4	(1)	368.5	(1)
Broward Industrial Portfolio	Industrial	58.8		54.2
Casa Palma	Apartments	102.3		95.0
Fusion 1560	Apartments	81.7	(1)	—
Lofts at SoDo	Apartments	66.6	(1)	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		September 30, 2018		December 31, 2017
		(Unaudited)
Orion on Orpington	Apartments	$47.8		$44.4
Publix at Weston Commons	Retail	75.4		74.8
Seneca Industrial Park	Industrial	115.4		108.8
South Florida Apartment Portfolio	Apartments	105.9		105.1
The Manor Apartments	Apartments	52.9		52.6
The Manor at Flagler Village	Apartments	137.1		148.1
The Residences at the Village of Merrick Park	Apartments	73.0		76.0
Urban Centre	Office	—		143.3
Weston Business Center	Industrial	96.5		92.8
Georgia:
Ascent at Windward	Apartments	67.6	(1)	—
Atlanta Industrial Portfolio	Industrial	34.6		32.4
Biltmore at Midtown	Apartments	69.3	(1)	—
Shawnee Ridge Industrial Portfolio	Industrial	88.2		91.1
Illinois:
32 South State Street	Retail	49.5	(1)	48.3	(1)
803 Corday	Apartments	95.1		94.5
Chicago Caleast Industrial Portfolio	Industrial	83.0		80.5
Chicago Industrial Portfolio	Industrial	28.5	(9)	100.3
Maryland:
Cherry Knoll	Apartments	59.1	(1)	—
Landover Logistics Center	Industrial	44.1		43.4
The Shops at Wisconsin Place	Retail	86.4		90.0
Massachusetts:
99 High Street	Office	496.9	(1)	502.1
501 Boylston Street	Office	—	(10)	505.2	(1)
Fort Point Creative Exchange Portfolio	Office	240.7		223.1
Northeast RA Industrial Portfolio	Industrial	41.3		40.9
One Beeman Road	Industrial	33.9		33.8
Minnesota:
The Bridges	Apartments	65.9		62.4
The Knoll	Apartments	34.1	(1)	34.0	(1)
New Jersey:
10 New Maple Avenue	Industrial	18.0		—
200 Milik Street	Industrial	53.4		53.1
Amazon Distribution Center	Industrial	—		110.0
Marketfair	Retail	103.0		102.9
South River Road Industrial	Industrial	97.6		87.8
New York:
21 Penn Plaza	Office	304.0		261.2
250 North 10th Street	Apartments	150.0		163.1
425 Park Avenue	Ground Lease	459.0		457.0
430 West 15th Street	Office	—		145.8
780 Third Avenue	Office	417.0	(1)	427.0	(1)
837 Washington Street	Office	217.0		210.0
The Colorado	Apartments	254.1	(1)	256.2	(1)
The Corner	Apartments	236.0	(1)	251.0	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		September 30, 2018		December 31, 2017
		(Unaudited)
North Carolina:
Centric Gateway	Apartments	$69.9		$—
Oregon:
The Cordelia	Apartments	41.7		49.0
Pennsylvania:
1619 Walnut Street	Retail	24.5		24.1
South Carolina:
Greene Crossing	Apartments	75.6		67.2
Tennessee:
Southside at McEwen	Retail	48.7		48.2
Texas:
3131 McKinney	Office	48.3		—
Beltway North Commerce Center	Industrial	25.6		19.3
Carrington Park	Apartments	64.8		—
Churchill on the Park	Apartments	72.0		—
Cliffs at Barton Creek	Apartments	45.7		45.9
Dallas Industrial Portfolio	Industrial	221.6		213.2
Houston Apartment Portfolio	Apartments	160.6		158.7
Lincoln Centre	Office	371.8		358.0
Northwest Houston Industrial Portfolio	Industrial	76.4		70.7
Park 10 Distribution	Industrial	10.3		10.3
Pinnacle Industrial Portfolio	Industrial	51.0		53.3
Pinto Business Park	Industrial	146.5		131.6
The Maroneal	Apartments	54.7		56.6
Virginia:
8270 Greensboro Drive	Office	48.5		50.3
Ashford Meadows Apartments	Apartments	106.2	(1)	107.3	(1)
Plaza America	Retail	118.0		117.0
The Ellipse at Ballston	Office	82.1		83.7
The Palatine	Apartments	122.0	(1)	123.2	(1)
Washington:
Circa Green Lake	Apartments	98.8	(1)	97.5
Fourth and Madison	Office	575.0	(1)	530.0	(1)
Millennium Corporate Park	Office	—		184.1
Northwest RA Industrial Portfolio	Industrial	42.4		38.5
Pacific Corporate Park	Industrial	51.9		45.5
Prescott Wallingford Apartments	Apartments	65.8		62.0
Rainier Corporate Park	Industrial	136.0		123.7
Regal Logistics Campus	Industrial	104.2		100.0
Union - South Lake Union	Apartments	114.0	(1)	111.0
Washington DC:
1001 Pennsylvania Avenue	Office	771.6	(1)	785.0	(1)
1401 H Street, NW	Office	205.7	(1)	201.1	(1)
1900 K Street, NW	Office	340.4	(1)	330.0	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		September 30, 2018	December 31, 2017
		(Unaudited)
Mass Court	Apartments	$166.0 (1)	$171.0	(1)
The Ashton	Apartments	33.8	37.5
The Louis at 14th	Apartments	160.1	176.0
The Woodley	Apartments	191.0	191.0
TOTAL REAL ESTATE PROPERTIES
(Cost $12,586.2 and $12,972.5)		$15,345.9	$15,742.7
REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS—20.9% and 22.1%
REAL ESTATE JOINT VENTURES—20.4% and 21.6%

Location/Description	Type	Fair Value at
		September 30, 2018		December 31, 2017
		(Unaudited)
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$363.4	(2)	$351.0	(2)
PC Borrower, LLC Pacific City (70% Account Interest)	Retail	60.1	(2)	134.9
TREA 9625 Towne Center, LLC 9625 Towne Centre Drive (49.9% Account Interest)	Land	32.5		15.1
TREA Campus Pointe 1, LLC Campus Pointe 1 (45% Account Interest)	Office	151.0		143.0
TREA Campus Pointe 2 & 3, LLC Campus Pointe 2 & 3 (45% Account Interest)	Office (5)	131.2		127.1
TREA Campus Pointe 4, LLC Campus Pointe 4 (45% Account Interest)	Office	9.3		8.8
T-C 1500 Owens, LLC 1500 Owens Street (49.9% Account Interest)	Office	78.1		77.5
T-C Foundry Square II Venture LLC Foundry Square II (50.1% Account Interest)	Office	279.4		262.7
T-C Illinois Street, LLC 409-499 Illinois Street (40% Account Interest)	Office	223.4		209.3
Valencia Town Center Associates LP Valencia Town Center (50% Account Interest)	Retail	141.5	(2)	138.8	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	765.0	(2)	758.4	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	154.4		150.6
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	171.4	(2)	166.0	(2)
Indiana:
THP Park on Morton, LLC Park on Morton (97% Account Interest)	Apartments	30.7	(2)	—
Maryland:
WP Project Developer The Shops at Wisconsin Place (33.33% Account Interest)	Retail	21.0		20.0
Massachusetts:
One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	238.3		229.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		September 30, 2018		December 31, 2017
		(Unaudited)
T-C 225 Binney, LLC 225 Binney Street (70% Account Interest)	Office	$205.5		$201.9
T-C 501 Boylston Street Member, LLC 501 Boylston (50.1% Account Interest)	Office	185.2	(2)	—
Nevada:
Fashion Show Holding I, LLC Fashion Show (50% Account Interest)	Retail	847.0	(2)	844.4	(2)
New York:
401 West 14th Street, LLC 401 West 14th Street (42.19% Account Interest)	Retail	48.5	(2)	46.4	(2)
817 Broadway Owner, LLC 817 Broadway (61.46% Account Interest)	Office	22.9	(2)	23.0	(2)
MRA Hub 34 Holding, LLC The Hub (95% Account Interest)	Office	58.3	(2)	56.9	(2)
RGM 42, LLC MiMA (70% Account Interest)	Apartments	123.3	(2)	189.2	(2)
TREA 35th Street LIC Investor Member, LLC Commerce LIC (97.5% Account Interest)	Industrial	65.0		58.2
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	154.3	(2)	140.4	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	344.0	(2)	338.7	(2)
THP The Forum at Sam Houston, LLC The Forum - Sam Houston (97% Account Interest)	Apartments	16.6	(2)	—
THP West Campus, LLC Aspen Heights (97% Account Interest)	Apartments	41.5	(2)	—
Washington:
T-C REA 400 Fairview Investor, LLC 400 Fairview (90% Account Interest)	Office	1.5	(14)	263.7
Various:
DDRTC Core Retail Fund, LLC DDR Joint Venture (85% Account Interest)	Retail	624.1	(2,3)	636.2	(2,3)
Storage Portfolio I, LLC Storage Portfolio I (66.02% Account Interest)(8)	Storage	91.2	(2,3)	177.5	(2,3)
Storage Portfolio II, LLC Storage Portfolio II (90% Account Interest)	Storage	115.7	(2,3)	91.8	(2,3)
TOTAL REAL ESTATE JOINT VENTURES (Cost $4,453.0 and $4,534.5)		$5,795.3		$5,860.6

LIMITED PARTNERSHIPS—0.5% and 0.5%
Clarion Gables Multi-Family Trust LP (3.378% Account Interest)		$54.3		$126.7
LCS SHIP Venture I, LLC (90% Account Interest)		70.7		—
Taconic New York City GP Fund, LP (60% Account Interest)		15.9		10.8
Transwestern Mezz Realty Partners III, LLC (11.715% Account Interest)		—		4.9
TOTAL LIMITED PARTNERSHIPS (Cost $151.2 and $140.8)		$140.9		$142.4
TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $4,604.2 and $4,675.3)		$5,936.2		$6,003.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES—22.1% and 18.9%
REAL ESTATE-RELATED MARKETABLE SECURITIES—5.0% and 4.6%

Shares		Issuer	Fair Value at
			September 30, 2018		December 31, 2017
2018	2017
			(Unaudited)
103,340	90,769	Acadia Realty Trust	$2.9		$2.5
39,666	31,513	Agree Realty Corporation	2.1		1.6
85,302	—	Alexander & Baldwin, Inc.	1.9		—
2,748	2,309	Alexander's, Inc.	0.9		0.9
133,857	103,464	Alexandria Real Estate Equities, Inc.	16.9		13.5
—	53,951	Altisource Residential Corp.	—		0.6
49,380	43,804	American Assets Trust, Inc.	1.8		1.7
175,703	148,817	American Campus Communities, Inc.	7.2		6.1
60,333	—	American Financial Trust, Inc.	0.9		—
330,729	263,720	American Homes 4 Rent	7.2		5.8
562,109	462,615	American Tower Corp.	81.7		66.0
109,672	—	Americold Realty Trust	2.7		—
199,761	171,065	Apartment Investment and Management Company	8.8		7.5
279,063	231,041	Apple Hospitality Inc.	4.9		4.5
64,572	47,395	Armada Hoffler Properties Inc.	1.0		0.7
—	27,462	Ashford Hospitality Prime Inc.	—		0.3
108,956	88,009	Ashford Hospitality Trust, Inc.	0.7		0.6
176,832	150,694	Avalonbay Communities, Inc.	32.0		26.9
30,596	24,509	Bluerock Residential Growth, Inc.	0.3		0.2
197,829	168,560	Boston Properties, Inc.	24.4		21.9
39,766	—	Braemar Hotels & Resorts, Inc.	0.5		—
226,345	189,208	Brandywine Realty Trust	3.6		3.4
386,339	336,302	Brixmore Property Group Inc	6.8		6.3
202,170	—	Brookfield Property REIT	4.2		—
113,654	99,633	Camden Property Trust	10.6		9.2
103,404	85,789	CareTrust REIT Inc.	1.8		1.4
64,018	48,438	Catchmark Timber Trust, Inc.	0.7		0.6
223,342	185,540	CBL & Associates Properties, Inc.	0.9	(7)	1.1	(7)
112,105	92,124	Cedar Shopping Centers, Inc.	0.5		0.6
59,609	49,866	Chatham Lodging Trust	1.2		1.1
75,256	64,702	Chesapeake Lodging Trust	2.4		1.8
47,817	32,933	City Office REIT Inc.	0.6		0.4
21,288	15,330	Clipper Realty, Inc.	0.3		0.2
628,309	—	Colony Capital, Inc.	3.8		—
—	583,920	Colony Northstar, Inc.	—		6.7
152,811	131,158	Columbia Property Trust Inc.	3.6		3.0
23,436	17,855	Community Healthcare Trust, Inc.	0.7		0.5
151,066	130,237	CoreCivic, Inc.	3.7		2.9
16,269	12,695	Corenergy Infrastructure Trust, Inc.	0.6	(7)	0.5
53,193	—	Corepoint Lodging, Inc.	1.0		—
46,504	37,213	CoreSite Realty Corporation	5.2		4.2
132,227	109,361	Corporate Office Properties Trust	3.9		3.2
539,847	458,712	Cousins Properties Incorporated	4.8		4.2
530,556	440,146	Crown Castle International Corporation	59.1		48.9
235,654	197,633	Cubesmart	6.7		5.7
132,289	98,521	CyrusOne Inc.	8.4		5.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			September 30, 2018		December 31, 2017
2018	2017
			(Unaudited)
—	101,202	DCT Industrial Trust, Inc.	$—		$5.9
196,448	340,952	DDR Corp	2.6		3.1
263,923	219,132	DiamondRock Hospitality Company	3.1		2.5
263,167	223,448	Digital Realty Trust, Inc.	29.6		25.5
205,736	174,051	Douglas Emmett, Inc.	7.8		7.1
456,565	388,940	Duke Realty Corporation	13.0		10.6
78,664	46,776	Easterly Government Properties, Inc.	1.5		1.0
44,417	36,626	EastGroup Properties, Inc.	4.2		3.2
—	82,652	Education Realty Trust, Inc.	—		2.9
173,806	139,642	Empire State Realty Trust	2.9		2.9
94,433	68,867	EPR Properties	6.5		4.5
101,494	85,048	Equinix Inc.	43.9		38.5
151,976	132,344	Equity Commonwealth	4.9		4.0
108,258	89,456	Equity Lifestyle Properties, Inc.	10.4		8.0
459,600	390,235	Equity Residential	30.5		24.9
—	39,142	Escrow Winthrop Realty Trust	—		0.3
43,681	—	Essential Properties Realty	0.6		—
84,218	71,499	Essex Property Trust, Inc.	20.8		17.3
156,084	133,620	Extra Space Storage, Inc.	13.5		11.7
39,335	33,146	Farmland Partners, Inc.	0.3	(7)	0.3	(7)
93,263	78,850	Federal Realty Investment Trust	11.8		10.5
159,807	130,114	First Industrial Realty Trust, Inc.	5.0		4.1
272,460	266,222	Forest City Realty Trust A	6.8		6.4
87,257	68,809	Four Corners Property Trust	2.2		1.8
138,566	119,538	Franklin Street Properties Corp.	1.1		1.3
59,534	—	Front Yard Residential Corp.	0.6		—
258,438	221,037	Gaming and Leisure Properties, Inc.	9.1		8.2
—	674,285	General Growth Properties, Inc.	—		15.8
152,887	134,715	GEO Group Inc./The	3.8		3.2
42,630	36,337	Getty Realty Corp.	1.2		1.0
37,480	30,560	Gladstone Commercial Corporation	0.7		0.6
17,897	11,775	Gladstone Land Corporation	0.2	(7)	0.2
21,950	14,323	Global Medical REIT, Inc.	0.2		0.1	(7)
91,164	73,715	Global Net Lease, Inc.	1.9		1.5
126,437	102,459	Government Properties Income Trust	1.4	(7)	1.9
205,436	173,959	Gramercy Property Trust Inc.	5.6		4.6
602,427	513,801	HCP, Inc.	15.9		13.4
159,409	133,528	Healthcare Realty Trust Inc.	4.7		4.3
262,963	221,345	Healthcare Trust of America	7.0		6.6
46,670	45,394	Hersha Hospitality Trust	1.1		0.8
131,203	111,471	Highwoods Properties, Inc.	6.2		5.7
209,735	179,103	Hospitality Properties Trust	6.0		5.3
937,685	799,202	Host Hotels & Resorts, Inc.	19.8		15.9
198,672	171,423	Hudson Pacific Properties, Inc.	6.5		5.9
113,014	93,383	Independence Realty Trust, Inc.	1.2		0.9
27,799	—	Industrial Logics Properties	0.6	(7)	—
150,224	130,841	Investors Real Estate Trust	0.9		0.7
384,097	320,427	Invitation Homes, Inc.	8.9		7.6
363,628	302,923	Iron Mountain Inc.	12.6		11.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			September 30, 2018	December 31, 2017
2018	2017
			(Unaudited)
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	$120.0	$121.5	(7)
133,635	94,915	JBG Smith Properties	4.9	3.3
124,062	106,012	Kilroy Realty Corporation	8.9	7.9
520,782	451,921	Kimco Realty Corporation	8.7	8.2
107,478	90,119	Kite Realty Group Trust	1.8	1.8
106,581	91,259	Lamar Advertising Corporation	8.4	6.8
142,078	124,427	LaSalle Hotel Properties	4.9	3.5
275,417	257,171	Lexington Realty Trust	2.3	2.5
188,952	161,972	Liberty Property Trust	8.0	7.0
58,539	50,130	Life Storage, Inc.	5.7	4.5
51,209	42,489	LTC Properties, Inc.	2.3	1.9
115,067	99,130	Mack-Cali Realty Corporation	2.4	2.1
37,703	29,800	Medequities Realty Trust, Inc.	0.4	0.3
464,877	399,374	Medical Properties Trust, Inc.	6.9	5.5
145,213	123,965	Mid-America Apartment Communities, Inc.	14.5	12.5
99,593	80,492	Monmouth Real Estate Investment Corporation	1.7	1.4
51,796	43,294	National Health Investors, Inc.	4.0	3.3
199,932	165,743	National Retail Properties, Inc.	9.0	7.1
72,651	49,957	National Storage Affiliates Trust	1.8	1.4
97,013	90,062	New Senior Investment Group	0.6	0.7
21,358	19,294	Nexpoint Residential Trust, Inc.	0.7	0.5
60,527	61,800	NorthStar Realty Europe Corp.	0.9	0.8
250,768	214,048	Omega Healthcare Investors, Inc.	8.2	5.9	(7)
18,659	16,324	One Liberty Properties, Inc.	0.5	0.4
177,576	152,483	Outfront Media Inc.	3.5	3.5
265,956	225,256	Paramount Group Inc.	4.0	3.6
256,119	159,738	Park Hotels & Resorts, Inc.	8.4	4.6
87,388	75,337	Pebblebrook Hotel Trust	3.2 (7)	2.8
87,599	69,866	Pennsylvania Real Estate Investment Trust	0.8	0.8
233,426	195,747	Physicians Realty Trust	4.0	3.5
164,860	159,189	Piedmont Office Realty Trust, Inc.	3.1	3.1
78,505	44,326	Potlatch Corporation	3.2	2.2
50,310	39,774	Preferred Apartment Communities, Inc.	0.9	0.8
802,086	577,161	ProLogis	54.4	37.2
25,609	21,348	PS Business Parks, Inc.	3.3	2.7
190,086	161,952	Public Storage, Inc.	38.3	33.8
65,238	53,551	QTS Realty Trust, Inc.	2.8	2.9
—	104,106	Quality Care Properties	—	1.4
101,860	84,467	Ramco-Gershenson Properties Trust	1.4	1.2
166,495	140,926	Rayonier, Inc.	5.6	4.5
371,330	308,355	Realty Income Corporation	21.1	17.6
194,446	163,631	Regency Centers Corporation	12.6	11.3
140,371	118,002	Retail Opportunity Investment	2.6	2.4
282,946	248,555	Retail Properties of America	3.4	3.3
19,644	—	Retail Value, Inc.	0.6	—
115,201	83,912	Rexford Industrial Realty Inc.	3.7	2.4
221,026	185,465	RLJ Lodging Trust	4.9	4.1
56,721	48,519	Ryman Hospitality Properties	4.9	3.3
228,015	191,602	Sabra Health Care REIT Inc.	5.3	3.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			September 30, 2018	December 31, 2017
2018	2017
			(Unaudited)
10,996	11,006	Safety Income and Growth, Inc	$0.2	$0.2
15,597	12,343	Saul Centers, Inc.	0.9	0.8
145,882	131,401	SBA Communications Corporation	23.4	21.5
82,771	69,474	Select Income Real Estate Investment Trust	1.8	1.7
303,363	259,176	Senior Housing Properties Trust	5.3	5.0
394,796	340,430	Simon Property Group, Inc.	69.8	58.5
107,233	105,521	SL Green Realty Corp.	10.5	10.7
59,766	—	Spirit MTA REIT	0.7	—
552,000	498,344	Spirit Realty Capital Inc.	4.4	4.3
133,579	102,712	Stag Industrial, Inc.	3.7	2.8
236,679	187,343	STORE Capital Corporation	6.6	4.9
134,700	113,544	Summit Hotel Properties, Inc.	1.8	1.7
106,132	83,430	Sun Communities, Inc.	10.8	7.7
289,287	247,441	Sunstone Hotel Investors, L.L.C.	4.7	4.1
117,303	101,087	Tanger Factory Outlet Centers, Inc.	2.7	2.7	(7)
75,746	64,816	Taubman Centers, Inc.	4.5	4.2
72,921	58,066	Terreno Realty Corporation	2.7	2.0
174,005	149,606	The Macerich Company	9.6	9.8
65,014	54,543	Tier Inc.	1.6	1.1
339,387	289,926	UDR, Inc.	13.7	11.2
41,013	34,876	UMH Properties, Inc.	0.6	0.5
212,357	182,231	UNITI Group, Inc.	4.3	3.2	(7)
16,940	14,449	Universal Health Realty Income Trust	1.3	1.1
140,350	112,531	Urban Edge Properties	3.1	2.9
39,928	31,959	Urstadt Biddle Properties, Inc.	0.9	0.7
456,005	388,195	Ventas, Inc.	24.8	23.3
1,240,172	1,065,264	VEREIT, Inc.	9.0	8.3
474,936	—	Vici Properties, Inc.	10.3	—
220,700	188,214	Vornado Realty Trust	16.1	14.7
243,395	203,651	Washington Prime Group, Inc.	1.8	1.4
100,281	85,659	Washington Real Estate Investment Trust	3.1	2.7
154,301	132,066	Weingarten Realty Investors	4.6	4.3
476,725	401,236	Welltower Inc.	30.7	25.6
970,122	816,991	Weyerhaeuser Company	31.3	28.8
49,986	38,883	Whitestone Real Estate Investment Trust B	0.7	0.6
135,744	116,079	WP Carey Inc.	8.7	8.0
143,077	118,158	Xenia Hotels & Resorts Inc.	3.4	2.6
TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $1,182.1 and $991.0)			$1,430.6	$1,238.0
OTHER MARKETABLE SECURITIES—17.1% and 14.3%
GOVERNMENT AGENCY NOTES—9.0% and 10.6%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					September 30, 2018	December 31, 2017
2018	2017
					(Unaudited)
$—	$10.0	Fannie Mae Discount Notes	1.077%	1/9/2018	$—	$10.0
—	14.2	Fannie Mae Discount Notes	1.093%	1/10/2018	—	14.2
—	40.0	Fannie Mae Discount Notes	1.115%	1/11/2018	—	40.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					September 30, 2018	December 31, 2017
2018	2017
					(Unaudited)
$—	$19.0	Fannie Mae Discount Notes	1.118%	1/19/2018	$—	$19.0
—	30.0	Fannie Mae Discount Notes	1.038%	1/22/2018	—	30.0
—	46.2	Fannie Mae Discount Notes	1.038%	1/23/2018	—	46.1
—	35.1	Fannie Mae Discount Notes	1.038%	1/24/2018	—	35.1
—	14.6	Fannie Mae Discount Notes	1.088%	1/29/2018	—	14.5
—	35.1	Fannie Mae Discount Notes	1.079%	1/30/2018	—	35.1
—	26.2	Fannie Mae Discount Notes	1.109% - 1.225%	2/7/2018	—	26.2
—	25.0	Fannie Mae Discount Notes	1.145%	2/16/2018	—	25.0
—	50.0	Fannie Mae Discount Notes	1.140% - 1.150%	2/20/2018	—	49.9
—	30.2	Fannie Mae Discount Notes	1.140%	2/21/2018	—	30.2
—	40.0	Fannie Mae Discount Notes	1.221%	3/7/2018	—	39.9
—	40.0	Fannie Mae Discount Notes	1.221%	3/8/2018	—	39.9
—	34.1	Fannie Mae Discount Notes	1.221%	3/9/2018	—	34.0
—	20.0	Fannie Mae Discount Notes	1.303%	3/13/2018	—	19.9
—	37.2	Fannie Mae Discount Notes	1.313%	3/19/2018	—	37.0
—	15.0	Fannie Mae Discount Notes	1.303%	3/20/2018	—	15.0
—	10.0	Fannie Mae Discount Notes	1.308%	3/22/2018	—	10.0
—	39.3	Fannie Mae Discount Notes	1.318%	3/29/2018	—	39.1
—	30.0	Fannie Mae Discount Notes	1.323%	4/2/2018	—	29.9
—	35.2	Fannie Mae Discount Notes	1.313% - 1.323%	4/3/2018	—	35.1
—	40.0	Fannie Mae Discount Notes	1.334%	4/9/2018	—	39.9
70.0	—	Fannie Mae Discount Notes	1.982%	10/10/2018	70.0	—
20.0	—	Fannie Mae Discount Notes	1.950%	10/12/2018	20.0	—
34.1	—	Fannie Mae Discount Notes	1.960%	10/16/2018	34.1	—
20.0	—	Fannie Mae Discount Notes	1.970%	10/22/2018	20.0	—
7.2	—	Fannie Mae Discount Notes	2.080%	11/6/2018	7.2	—
31.6	—	Fannie Mae Discount Notes	2.100%	11/16/2018	31.5	—
21.6	—	Fannie Mae Discount Notes	2.120%	11/27/2018	21.6	—
—	14.0	Farmer Mac Discount Notes	1.169%	2/1/2018	—	14.0
10.0	—	Farmer Mac Discount Notes	2.120%	12/3/2018	10.0	—
10.0	—	Federal Farm Credit Bank Discount Notes	2.160%	12/10/2018	10.0	—
—	20.2	Federal Home Loan Bank Discount Notes	1.069%	1/2/2018	—	20.2
—	40.0	Federal Home Loan Bank Discount Notes	1.079%	1/3/2018	—	40.0
—	40.0	Federal Home Loan Bank Discount Notes	1.068%	1/5/2018	—	40.0
—	40.0	Federal Home Loan Bank Discount Notes	1.068%	1/8/2018	—	40.0
—	33.0	Federal Home Loan Bank Discount Notes	1.058%	1/9/2018	—	33.0
—	50.0	Federal Home Loan Bank Discount Notes	1.068% - 1.118%	1/10/2018	—	50.0
—	30.0	Federal Home Loan Bank Discount Notes	1.089% - 1.108%	1/12/2018	—	30.0
—	38.1	Federal Home Loan Bank Discount Notes	1.068%	1/16/2018	—	38.1
—	50.0	Federal Home Loan Bank Discount Notes	1.094% - 1.118%	1/17/2018	—	50.0
—	30.2	Federal Home Loan Bank Discount Notes	1.063%	1/19/2018	—	30.1
—	20.0	Federal Home Loan Bank Discount Notes	1.134%	1/22/2018	—	20.0
—	38.0	Federal Home Loan Bank Discount Notes	1.063%	1/25/2018	—	37.9
—	36.1	Federal Home Loan Bank Discount Notes	1.063%	1/26/2018	—	36.1
—	29.2	Federal Home Loan Bank Discount Notes	1.069% - 1.290%	1/29/2018	—	29.1
—	24.3	Federal Home Loan Bank Discount Notes	1.225%	2/6/2018	—	24.2
—	47.1	Federal Home Loan Bank Discount Notes	1.069% - 1.220%	2/9/2018	—	47.1
—	11.8	Federal Home Loan Bank Discount Notes	1.140%	2/14/2018	—	11.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					September 30, 2018	December 31, 2017
2018	2017
					(Unaudited)
$—	$25.0	Federal Home Loan Bank Discount Notes	1.130%	2/16/2018	$—	$25.0
—	10.0	Federal Home Loan Bank Discount Notes	1.306%	2/21/2018	—	10.0
—	40.0	Federal Home Loan Bank Discount Notes	1.120%	2/26/2018	—	39.9
—	39.4	Federal Home Loan Bank Discount Notes	1.120% - 1.186%	2/27/2018	—	39.3
—	22.2	Federal Home Loan Bank Discount Notes	1.161% - 1.232%	3/2/2018	—	22.1
—	45.0	Federal Home Loan Bank Discount Notes	1.212% - 1.313%	3/12/2018	—	44.9
—	28.0	Federal Home Loan Bank Discount Notes	1.176%	3/13/2018	—	27.9
—	5.0	Federal Home Loan Bank Discount Notes	1.318%	3/16/2018	—	5.0
—	40.0	Federal Home Loan Bank Discount Notes	1.304%	3/27/2018	—	39.9
—	47.4	Federal Home Loan Bank Discount Notes	1.304%	3/28/2018	—	47.2
—	40.2	Federal Home Loan Bank Discount Notes	1.324%	4/11/2018	—	40.0
—	15.2	Federal Home Loan Bank Discount Notes	1.359%	4/12/2018	—	15.2
—	29.1	Federal Home Loan Bank Discount Notes	1.354%	4/16/2018	—	29.0
—	39.2	Federal Home Loan Bank Discount Notes	1.365%	4/19/2018	—	39.0
—	40.2	Federal Home Loan Bank Discount Notes	1.365%	4/20/2018	—	40.0
—	33.2	Federal Home Loan Bank Discount Notes	1.365%	4/23/2018	—	33.0
—	34.2	Federal Home Loan Bank Discount Notes	1.375%	4/24/2018	—	34.1
—	15.2	Federal Home Loan Bank Discount Notes	1.371%	4/25/2018	—	15.2
—	28.4	Federal Home Loan Bank Discount Notes	1.403%	5/4/2018	—	28.2
50.0	—	Federal Home Loan Bank Discount Notes	1.950%	10/5/2018	49.9	—
39.5	—	Federal Home Loan Bank Discount Notes	1.947% - 1.989%	10/9/2018	39.5	—
22.5	—	Federal Home Loan Bank Discount Notes	1.945% - 1.947%	10/10/2018	22.4	—
21.1	—	Federal Home Loan Bank Discount Notes	1.910%	10/12/2018	21.1	—
36.7	—	Federal Home Loan Bank Discount Notes	1.920%	10/15/2018	36.6	—
18.5	—	Federal Home Loan Bank Discount Notes	1.990%	10/16/2018	18.4	—
38.2	—	Federal Home Loan Bank Discount Notes	1.930%	10/17/2018	38.1	—
49.8	—	Federal Home Loan Bank Discount Notes	2.027% - 2.032%	10/19/2018	49.8	—
43.3	—	Federal Home Loan Bank Discount Notes	1.950%	10/29/2018	43.2	—
20.0	—	Federal Home Loan Bank Discount Notes	2.010%	10/30/2018	20.0	—
75.0	—	Federal Home Loan Bank Discount Notes	2.031%	11/7/2018	74.8	—
50.0	—	Federal Home Loan Bank Discount Notes	2.020%	11/9/2018	49.9	—
40.0	—	Federal Home Loan Bank Discount Notes	2.040%	11/13/2018	39.9	—
35.7	—	Federal Home Loan Bank Discount Notes	2.025% - 2.099%	11/14/2018	35.6	—
11.3	—	Federal Home Loan Bank Discount Notes	2.040%	11/16/2018	11.3	—
33.7	—	Federal Home Loan Bank Discount Notes	2.050%	11/19/2018	33.6	—
20.0	—	Federal Home Loan Bank Discount Notes	2.070%	11/27/2018	19.9	—
46.6	—	Federal Home Loan Bank Discount Notes	2.014% - 2.052%	11/28/2018	46.4	—
54.3	—	Federal Home Loan Bank Discount Notes	2.100% - 2.115%	11/30/2018	54.1	—
25.0	—	Federal Home Loan Bank Discount Notes	2.140%	12/5/2018	24.9	—
37.1	—	Federal Home Loan Bank Discount Notes	2.103% - 2.156%	12/7/2018	36.9	—
30.0	—	Federal Home Loan Bank Discount Notes	2.090%	12/10/2018	29.9	—
25.0	—	Federal Home Loan Bank Discount Notes	2.100%	12/11/2018	24.9	—
31.1	—	Federal Home Loan Bank Discount Notes	2.100%	12/12/2018	30.9	—
39.5	—	Federal Home Loan Bank Discount Notes	2.040%	12/14/2018	39.3	—
50.0	—	Federal Home Loan Bank Discount Notes	2.070%	12/17/2018	49.8	—
30.2	—	Federal Home Loan Bank Discount Notes	2.100%	12/18/2018	30.1	—
20.0	—	Federal Home Loan Bank Discount Notes	2.090%	12/28/2018	19.9	—
33.0	—	Federal Home Loan Bank Discount Notes	2.167% - 2.195%	1/11/2019	32.8	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					September 30, 2018	December 31, 2017
2018	2017
					(Unaudited)
$37.6	$—	Federal Home Loan Bank Discount Notes	2.230%	1/14/2019	$37.3	$—
36.2	—	Federal Home Loan Bank Discount Notes	2.230%	1/15/2019	36.0	—
40.9	—	Federal Home Loan Bank Discount Notes	2.189% - 2.197%	1/18/2019	40.6	—
29.5	—	Federal Home Loan Bank Discount Notes	2.210%	1/23/2019	29.3	—
12.0	—	Federal Home Loan Bank Discount Notes	2.260%	1/29/2019	11.9	—
40.0	—	Federal Home Loan Bank Discount Notes	2.260% - 2.265%	1/30/2019	39.7	—
19.9	—	Federal Home Loan Bank Discount Notes	2.230%	2/20/2019	19.7	—
45.0	—	Federal Home Loan Bank Discount Notes	2.294% - 2.314%	2/22/2019	44.6	—
26.4	—	Federal Home Loan Bank Discount Notes	2.330%	3/1/2019	26.1	—
13.2	—	Federal Home Loan Bank Discount Notes	2.310%	3/6/2019	13.0	—
10.0	—	Federal Home Loan Bank Discount Notes	2.390%	3/15/2019	9.9	—
—	41.2	Freddie Mac Discount Notes	1.101% - 1.149%	2/2/2018	—	41.2
—	50.0	Freddie Mac Discount Notes	1.101% - 1.139%	2/5/2018	—	49.9
—	25.0	Freddie Mac Discount Notes	1.090%	2/6/2018	—	25.0
—	20.1	Freddie Mac Discount Notes	1.100%	2/7/2018	—	20.0
—	42.2	Freddie Mac Discount Notes	1.099%	2/12/2018	—	42.1
—	40.0	Freddie Mac Discount Notes	1.099%	2/13/2018	—	39.9
—	30.0	Freddie Mac Discount Notes	1.109%	2/14/2018	—	30.0
—	39.5	Freddie Mac Discount Notes	1.120% - 1.130%	2/23/2018	—	39.4
—	50.0	Freddie Mac Discount Notes	1.151%	3/5/2018	—	49.9
—	50.0	Freddie Mac Discount Notes	1.151%	3/6/2018	—	49.9
—	49.8	Freddie Mac Discount Notes	1.182% - 1.202%	3/14/2018	—	49.6
—	34.2	Freddie Mac Discount Notes	1.182%	3/16/2018	—	34.1
—	10.8	Freddie Mac Discount Notes	1.192%	3/19/2018	—	10.7
—	32.8	Freddie Mac Discount Notes	1.202%	3/20/2018	—	32.7
—	40.0	Freddie Mac Discount Notes	1.202%	3/21/2018	—	39.9
—	30.0	Freddie Mac Discount Notes	1.182%	3/22/2018	—	29.9
—	40.0	Freddie Mac Discount Notes	1.212%	3/23/2018	—	39.9
—	40.0	Freddie Mac Discount Notes	1.223%	3/26/2018	—	39.9
—	24.1	Freddie Mac Discount Notes	1.228%	4/4/2018	—	24.0
—	57.7	Freddie Mac Discount Notes	1.228% - 1.269%	4/5/2018	—	57.5
—	35.2	Freddie Mac Discount Notes	1.289%	4/6/2018	—	35.0
—	34.9	Freddie Mac Discount Notes	1.325% - 1.330%	4/10/2018	—	34.7
—	40.0	Freddie Mac Discount Notes	1.325%	4/11/2018	—	39.8
—	27.2	Freddie Mac Discount Notes	1.324%	4/12/2018	—	27.0
—	40.0	Freddie Mac Discount Notes	1.334%	4/13/2018	—	39.8
—	30.1	Freddie Mac Discount Notes	1.365%	4/17/2018	—	30.0
—	35.2	Freddie Mac Discount Notes	1.365%	4/18/2018	—	35.0
—	4.0	Freddie Mac Discount Notes	1.366%	5/4/2018	—	4.0
40.0	—	Freddie Mac Discount Notes	1.960%	10/1/2018	40.0	—
28.4	—	Freddie Mac Discount Notes	1.960%	10/2/2018	28.4	—
39.7	—	Freddie Mac Discount Notes	1.920%	10/3/2018	39.7	—
22.3	—	Freddie Mac Discount Notes	1.980%	10/22/2018	22.3	—
33.0	—	Freddie Mac Discount Notes	1.970%	10/23/2018	32.9	—
50.0	—	Freddie Mac Discount Notes	1.980%	10/24/2018	49.9	—
41.8	—	Freddie Mac Discount Notes	1.980%	10/26/2018	41.7	—
18.1	—	Freddie Mac Discount Notes	1.980%	10/29/2018	18.1	—
18.6	—	Freddie Mac Discount Notes	1.980%	10/30/2018	18.6	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					September 30, 2018	December 31, 2017
2018	2017
					(Unaudited)
$40.0	$—	Freddie Mac Discount Notes	1.980%	11/2/2018	$39.9	$—
49.5	—	Freddie Mac Discount Notes	1.992% - 2.006%	11/5/2018	49.4	—
29.2	—	Freddie Mac Discount Notes	1.990%	11/6/2018	29.1	—
28.9	—	Freddie Mac Discount Notes	1.997% - 2.041%	11/20/2018	28.8	—
18.1	—	Freddie Mac Discount Notes	2.030%	11/21/2018	18.0	—
39.3	—	Freddie Mac Discount Notes	2.030%	11/26/2018	39.1	—
23.4	—	Freddie Mac Discount Notes	2.020%	12/3/2018	23.3	—
32.7	—	Freddie Mac Discount Notes	2.050%	12/4/2018	32.6	—
25.0	—	Freddie Mac Discount Notes	2.050%	12/5/2018	24.9	—
27.4	—	Freddie Mac Discount Notes	2.055% - 2.094%	12/19/2018	27.3	—
28.3	—	Freddie Mac Discount Notes	2.100%	12/21/2018	28.2	—
20.0	—	Freddie Mac Discount Notes	2.100%	12/24/2018	19.9	—
25.0	—	Freddie Mac Discount Notes	2.100%	12/26/2018	24.9	—
25.0	—	Freddie Mac Discount Notes	2.140%	1/2/2019	24.9	—
32.4	—	Freddie Mac Discount Notes	2.146% - 2.174%	1/4/2019	32.2	—
35.1	—	Freddie Mac Discount Notes	2.146% - 2.175%	1/7/2019	34.9	—
35.0	—	Freddie Mac Discount Notes	2.140%	1/8/2019	34.8	—
40.0	—	Freddie Mac Discount Notes	2.140%	1/9/2019	39.8	—
36.1	—	Freddie Mac Discount Notes	2.179% - 2.217%	1/22/2019	35.8	—
40.0	—	Freddie Mac Discount Notes	2.210%	1/25/2019	39.7	—
16.0	—	Freddie Mac Discount Notes	2.220%	1/28/2019	15.8	—
15.0	—	Freddie Mac Discount Notes	2.220%	1/29/2019	14.9	—
39.9	—	Freddie Mac Discount Notes	2.210%	2/1/2019	39.6	—
15.0	—	Freddie Mac Discount Notes	2.270%	2/20/2019	14.9	—
TOTAL GOVERNMENT AGENCY NOTES (Cost $2,561.2 and $2,872.8)					$2,560.7	$2,872.3
UNITED STATES TREASURY SECURITIES—8.1% and 3.7%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					September 30, 2018	December 31, 2017
2018	2017
					(Unaudited)
$—	$17.8	United States Treasury Bills	1.036% - 1.177%	1/2/2018	$—	$17.8
—	75.0	United States Treasury Bills	1.063% - 1.084%	1/4/2018	—	75.0
—	21.2	United States Treasury Bills	1.128% - 1.236%	1/11/2018	—	21.2
—	40.0	United States Treasury Bills	1.114%	1/18/2018	—	40.0
—	71.0	United States Treasury Bills	1.132%	1/25/2018	—	70.9
—	36.0	United States Treasury Bills	1.106%	2/1/2018	—	36.0
—	93.0	United States Treasury Bills	1.075% - 1.077%	2/8/2018	—	92.9
—	98.0	United States Treasury Bills	1.106% - 1.122%	2/22/2018	—	97.8
—	81.0	United States Treasury Bills	1.060% - 1.117%	3/1/2018	—	80.8
—	154.0	United States Treasury Bills	1.374% - 1.433%	3/29/2018	—	153.5
—	24.0	United States Treasury Bills	1.440% - 1.636%	5/24/2018	—	23.9
—	85.0	United States Treasury Bills	1.432%	6/7/2018	—	84.5
108.0	—	United States Treasury Bills	1.936% - 1.946%	10/4/2018	108.0	—
94.4	—	United States Treasury Bills	1.672% - 1.970%	10/11/2018	94.3	—
99.4	—	United States Treasury Bills	1.978% - 2.020%	10/18/2018	99.3	—
40.0	—	United States Treasury Bills	2.050%	10/25/2018	39.9	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					September 30, 2018	December 31, 2017
2018	2017
					(Unaudited)
$208.4	$—	United States Treasury Bills	2.010% - 2.084%	11/1/2018	$208.0	$—
192.2	—	United States Treasury Bills	1.680% - 2.109%	11/8/2018	191.8	—
122.0	—	United States Treasury Bills	2.039% - 2.105%	11/15/2018	121.7	—
20.0	—	United States Treasury Bills	2.060%	11/23/2018	19.9	—
160.0	—	United States Treasury Bills	2.080% - 2.090%	11/29/2018	159.4	—
153.5	—	United States Treasury Bills	2.049% - 2.070%	12/6/2018	152.9	—
163.5	—	United States Treasury Bills	2.055% - 2.091%	12/13/2018	162.9	—
190.5	—	United States Treasury Bills	2.062% - 2.096%	12/20/2018	189.6	—
40.0	—	United States Treasury Bills	2.140%	12/27/2018	39.8	—
27.8	—	United States Treasury Bills	2.147% - 2.149%	1/3/2019	27.6	—
47.1	—	United States Treasury Bills	2.162% - 2.201%	1/10/2019	46.8	—
70.1	—	United States Treasury Bills	2.204%	1/17/2019	69.6	—
50.0	—	United States Treasury Bills	2.220%	1/24/2019	49.6	—
42.8	—	United States Treasury Bills	2.235% - 2.252%	1/31/2019	42.5	—
100.0	—	United States Treasury Bills	2.254%	2/7/2019	99.2	—
86.5	—	United States Treasury Bills	2.253% - 2.317%	2/14/2019	85.8	—
84.4	—	United States Treasury Bills	2.276% - 2.277%	2/21/2019	83.6	—
31.8	—	United States Treasury Bills	2.298% - 2.331%	2/28/2019	31.5	—
30.4	—	United States Treasury Bills	2.310%	3/7/2019	30.1	—
30.0	—	United States Treasury Bills	2.340%	3/14/2019	29.7	—
50.0	—	United States Treasury Bills	2.370%	3/21/2019	49.5	—
—	50.0	United States Treasury Notes	1.148% - 1.180%	1/31/2018	—	50.0
—	40.0	United States Treasury Notes	1.175% - 1.184%	2/15/2018	—	40.0
—	48.0	United States Treasury Notes	1.200%	2/28/2018	—	47.9
—	40.0	United States Treasury Notes	1.179%	3/15/2018	—	40.0
—	43.1	United States Treasury Notes	1.333% - 1.378%	6/15/2018	—	43.0
26.1	—	United States Treasury Notes	1.970%	10/31/2018	26.0	—
25.0	—	United States Treasury Notes	2.150%	12/31/2018	25.0	—
TOTAL UNITED STATES TREASURY SECURITIES (Cost $2,284.2 and $1,015.3)					$2,284.0	$1,015.2
TOTAL OTHER MARKETABLE SECURITIES (Cost $4,845.4 and $3,888.1)					$4,844.7	$3,887.5
TOTAL MARKETABLE SECURITIES (Cost $6,027.5 and $4,879.1)					$6,275.3	$5,125.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

LOANS RECEIVABLE—3.0% and 1.1%
		Borrower(13)	Interest Rate(6)	Maturity Date	Fair Value at
Principal					September 30, 2018	December 31, 2017
2018	2017
					(Unaudited)
6.3	34.2	DJM Capital Partners Senior Mezzanine(15)	5.00%	7/12/2019	$6.3	$34.2
83.2	—	311 South Wacker Senior Mezzanine	4.70% + LIBOR	6/7/2020	83.3	—
97.7	—	Blackstone RioCan Retail Portfolio Senior Mezzanine	4.65% + LIBOR	6/9/2020	97.7	—
60.0	—	River North Point Junior Mezzanine	4.30% + LIBOR	7/9/2020	60.0	—
20.0	—	Crest at Las Colinas Station Junior Mezzanine	5.11% + LIBOR	5/10/2021	20.0	—
—	37.5	Simply Self Storage Portfolio Junior Mezzanine	8.25%	9/6/2021	—	37.6
125.0	125.0	State Street Financial Center Junior Mezzanine	6.50%	11/10/2021	125.1	125.1
20.0	—	Modera Observatory Park Junior Mezzanine	4.34% + LIBOR	6/10/2022	20.0	—
98.1	—	Rosemont Towson Junior Mezzanine(11)	2.15% + LIBOR	9/9/2022	98.0	—
126.7	—	1330 Broadway Junior Mezzanine(12)	2.40% + LIBOR	8/10/2023	127.0	—
20.0	—	Aspen Lake Office Portfolio Senior Mezzanine	8.25%	3/10/2028	20.2	—
95.0	—	Merritt on the River Office Portfolio Senior Mezzanine	8.00%	8/1/2028	95.7	—
100.0	100.0	Charles River Plaza North Senior Mezzanine	6.08%	4/6/2029	101.8	101.9
TOTAL LOANS RECEIVABLE (Cost $852.0 and $296.7)					$855.1	$298.8
TOTAL INVESTMENTS (Cost $24,069.9 and $22,823.6)					$28,412.5	$27,170.0

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 7.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield.

(5)	A portion of this investment consists of land for development.

(6)
Fixed interest rate loans are represented with a single rate. Variable interest rate loans are presented with their base spread and the corresponding index rate. All variable interest loans currently held by the Account use the one month London Interbank Offered Rate ("LIBOR") rate on U.S. dollar deposits as the index rate, as published by ICE Benchmark Administration Limited.

(7)	All or a portion of these securities are out on loan. The aggregate value of securities on loan at September 30, 2018 and December 31, 2018 were $6.4 million and $18.1 million, respectively.

(8)	This investment was restructured on February 2, 2018, reducing the Account's interest in the joint venture from 75% to 66.02%.

(9)	A partial disposition of assets held by the portfolio was completed on May 1, 2018.

(10)	On August 21, 2018 the Account sold 49.9% of the property and transferred 50.1% into a joint venture investment, T-C 501 Boylston Street Member, LLC.

(11)	The total amount financed consists of a $78.5 million senior note and a $19.6 million mezzanine note.

(12)	The total amount financed consists of a $100.0 million senior note and a $26.7 million mezzanine note.

(13)
Senior mezzanine loans represent debt where the Account has first priority behind a collateralized mortgage. Junior mezzanine loans represent debt where the Account’s priority is secondary to at least one senior mezzanine position.

(14)	The joint venture has not legally dissolved as of September 30, 2018. The property investment held within the joint venture was sold on July 10, 2018.

(15)
On September 4, 2018, concurrent with the payoff of a portion of the outstanding principal, the borrower elected a one year extension option as provided by the original loan. The maturity date and interest rate established by the extension option are July 12, 2019 and 5.0%, respectively.

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
Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended September 30, 2018 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

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
Investment Objective and Strategy
The Account seeks to generate favorable total returns primarily through the rental income and appreciation of a diversified portfolio of directly held, private real estate investments and real estate-related investments while offering investors guaranteed, daily liquidity. The Account will also invest in non-real estate-related publicly traded securities and short-term higher quality liquid investments that are easily converted to cash to enable the Account to meet participant redemption requests, purchase or improve properties, or cover other expense needs.
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
In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Traditionally, less than 10% of the Account’s net assets have been comprised of interests in these securities; although, the Account has recently held approximately 10% of its net assets in equity REIT securities at times. In addition, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of September 30, 2018, REIT securities comprised approximately 5.6% of the Account’s net assets, and the Account held no CMBS as of such date.
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
Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate-related liquid investments, may not comprise more than 25% of the Account’s net assets. As of September 30, 2018, the Account did not hold any foreign real estate investments.
THIRD QUARTER 2018 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook

Key Macro Economic Indicators	Actuals		Forecast
	2Q 2018	3Q 2018	2018	2019
Economy(1)
GDP	4.2%	3.5%	2.9%	2.6%
Employment Growth (Thousands)	651	569	2,260	1,800
Unemployment Rate	4.0%	3.7%	4.4%	4.1%
Interest Rates(2)
10 Year Treasury	2.9%	2.9%	3.0%	3.3%
Sources: Blue Chip Economic Indicators, Blue Chip Financial Forecasts, BEA, Bureau of Labor Statistics, Federal Reserve and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while annual values represent a twelve-month average.

(2)	Treasury rates are an average over the stated period.
The Federal Open Market Committee ("FOMC") voted in September to raise the target range for the federal funds rate to 2.00% - 2.25%. As indicated in the meeting minutes, the FOMC justified the rate hike due to "realized and expected labor market conditions and inflation." The FOMC expects that economic conditions will continue to evolve in a manner that will warrant gradual rate increases; however, further increases are not generally considered likely for the remainder of 2018.

Consumer spending increased in the third quarter after rising at a similar pace in the second quarter and has grown every month in 2018. In the near term, gains in employment, real disposable income, and households’ net worth continue to be supportive of solid personal consumption expenditures growth. Consumer and business confidence remain high, the unemployment rate sits at an 18 year low, and job growth has been consistently strong. GDP is expected to increase at a 2.9% rate for all of 2018 and at a 2.6% rate in 2019. Employment growth and GDP of this magnitude is supportive of ongoing improvement in commercial real estate market conditions.
Real Estate Market Conditions and Outlook
Commercial real estate conditions improved moderately during the third quarter of 2018. Tenant demand was strong enough to support vacancy rate improvements across all four sectors. Property pricing as calculated by the Green Street Advisor Commercial Property Price Index (“CPPI”) increased 1% during the third quarter and 2% on a year-over-year basis. Property pricing has been relatively flat throughout 2018.
For the quarter ending September 30, 2018, the NCREIF Fund Index Open-End Diversified Core Equity (“NFI-ODCE”) Equal Weight total return, net of fees dipped slightly during the third quarter to 1.88%, a decrease from 1.89% in the second quarter. The Account’s real estate assets generated a 1.61% total return during the third quarter. Total returns were positive for the 34th consecutive quarter.
Occupancy in the Account’s properties averaged 91.9% during the third quarter of 2018 as compared to 92.1% in the second quarter. Data for the Account’s top five markets in terms of market value as of September 30, 2018 are provided below. These five markets represent nearly half of the Account’s total real estate portfolio.

Top 5 Metro Areas by Fair Market Value	Account % Leased Fair Value Weighted*	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio**	Metro Area Fair Value as a % of Total Investments
New York-Jersey City-White Plains, NY-NJ	90.7%	15	11.9%	8.9%
Washington-Arlington-Alexandria, DC-VA-MD-WV	85.3%	13	11.3%	8.4%
Los Angeles-Long Beach-Glendale, CA	91.6%	12	9.1%	6.8%
San Francisco-Redwood City-South San Francisco, CA	94.8%	8	6.6%	4.9%
Boston, MA	90.7%	5	5.7%	4.2%

*
Weighted by fair value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair value of the Account’s monetary investments in those markets.

**	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

Office
Leasing is historically driven by companies involved in the professional and business services sector, with technology-related companies included within this classification. The sector added 158,000 jobs during the third quarter, an increase from the 155,000 added in the second quarter. The financial services sector is an additional driver to leasing, which also saw an increase in the third quarter with 28,000 added as compared to 27,000 in the previous quarter. With the suburban and downtown vacancy rates either decreasing or remaining steady, vacancy nationwide decreased from 12.9% in the second quarter to 12.8% in the third quarter, as reported by CB Richard Ellis Econometric Advisors (“CBRE-EA”). Several high-tech markets (e.g., Boston, San Francisco, Seattle) maintained single-digit vacancy rates. The vacancy rate for the Account’s office portfolio decreased to 14.2% during the third quarter from 14.4% in the second quarter. Improvement in the Account's vacancy rate was driven by a significant long-term lease commencing at the Account's third largest office property (as measured by total available square footage available for rent), located in Los Angeles. The Account's vacancy rate in the Los Angeles metro area is now well below the market average. The vacancy rate in Washington, D.C. is above the market average, driven by an elevated vacancy rate at the Account's largest office property in the metro area. Known future leases at this property set to commence in the second quarter of 2019 are expected to bring the Account's vacancy rate in line with the market average. An above-average vacancy rate in the New York metro area is driven by two properties currently undergoing redevelopment to increase the long term value of the properties. The vacancy rate in the New York metro will remain elevated over the near term as legacy tenants fully vacate the properties so that redevelopment efforts can move forward. The vacancy rate in Boston is expected to continue to move in line with the market average as signed leases set to commence in the future take effect.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2018 Q3	2018 Q2	2018 Q3	2018 Q2
Account / Nation			14.2%	14.4%	12.8%	12.9%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,448.3	5.1%	18.1%	17.8%	14.9%	15.2%
San Francisco-Redwood City-South San Francisco, CA	1,176.3	4.1%	3.7%	3.8%	6.0%	6.5%
Boston, MA	1,161.1	4.1%	11.7%	14.1%	9.2%	9.6%
New York-Jersey City-White Plains, NY-NJ	1,019.2	3.6%	30.0%	29.0%	9.1%	8.9%
Los Angeles-Long Beach-Glendale, CA	735.7	2.6%	8.3%	13.5%	13.6%	13.6%

*	Source: CBRE-EA.
Market vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the square foot-weighted percentage of unleased space.
Industrial
Industrial market conditions are primarily influenced by GDP growth, international trade, and consumer spending, especially e-commerce sales. Current uncertainty in international trade, driven by events such as recently enacted tariffs and continued renegotiations of trade agreements, has not yet had a significant negative impact on the demand for industrial space. The overall strength of the US economy has allowed the national industrial availability rate to decrease for the 33rd straight quarter to 7.1% after ending the second quarter at 7.2%. The average vacancy rate of the Account’s industrial properties increased to 7.7% in the third quarter from 5.9% during the second quarter due to expirations of several leases at one of the Account's properties in the the Dallas metro area, which is the fourth largest industrial metro area for the Account. The expiring leases at the property were largely short-term leases (i.e., terms less than two years). Strong demand in the Dallas metro area is expected to allow the Account to replace the vacating tenants with better quality tenants with leases of a longer duration, and the vacancy rate should return to the market average in the near term. Elevated vacancy in the Fort Lauderdale metro area will continue until the second quarter of 2019, when a significant future lease is set to commence at one of the Account's properties.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2018 Q3	2018 Q2	2018 Q3	2018 Q2
Account / Nation			7.7%	5.9%	7.1%	7.2%
Riverside-San Bernardino-Ontario, CA	$815.1	2.9%	0.0%	0.0%	5.9%	6.4%
Los Angeles-Long Beach-Glendale, CA	345.3	1.2%	5.2%	4.6%	4.5%	4.2%
Tacoma-Lakewood, WA	334.5	1.2%	2.0%	2.0%	4.8%	4.8%
Dallas-Plano-Irving, TX	272.6	1.0%	12.7%	1.3%	9.1%	8.8%
Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	270.7	1.0%	15.4%	18.1%	5.4%	5.9%

*	Source: CBRE-EA.
Market availability is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space.
Note—CBRE-EA considers Tacoma part of the Seattle industrial market. Market vacancy rates reflect the Seattle-Tacoma total.
Multi-Family
Apartment demand is driven by a combination of economic and demographic forces including job growth, household formations, and changes in the U.S. homeownership rate. Demand for apartments remains strong across much of the U.S., driven by limited supply and rising prices for single-family housing present in most markets. Deliveries of new apartment construction have been absorbed well in most markets, with many markets continuing to see increases in market rents, especially among units priced for moderate or low incomes. Despite the overall strength of the apartment sector, deliveries of luxury apartments in certain markets, especially New York City, have outpaced demand. Consequently, leasing and market rents for luxury apartment are expected to be challenged over the near term as these markets absorb new construction still pending completion.
The national apartment vacancy rate increased from 4.8% in the second quarter to 4.9% in the third quarter, supported by seasonal demand. The vacancy rate of the Account’s multi-family properties decreased from 8.0% in the second quarter to 6.8% in the third quarter, primarily driven by the lease up of a newly constructed apartment property. The primary driver behind the elevated vacancy rates in Washington, DC, New York and Los Angeles is new apartment deliveries in the markets, notably luxury units. The Account’s vacancy rate is expected to remain elevated in these markets over the near term as new supply is absorbed.

			Account Units Weighted Average Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2018 Q3	2018 Q2	2018 Q3	2018 Q2
Account / Nation			6.8%	8.0%	4.9%	4.8%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$779.2	2.7%	8.1%	8.4%	7.3%	7.0%
New York-Jersey City-White Plains, NY-NJ	763.4	2.7%	6.2%	6.0%	5.5%	5.3%
Los Angeles-Long Beach-Glendale, CA	565.2	2.0%	7.6%	7.6%	3.4%	3.4%
Denver-Aurora-Lakewood, CO	354.0	1.2%	4.9%	5.6%	5.5%	6.1%
Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	292.3	1.0%	8.9%	11.1%	5.4%	4.7%

*	Source: REIS
Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units.

Retail
Retail demand in the Account's portfolio is driven by U.S. consumers, whose willingness to spend directly correlates with retailers' need for domestic rental space. Preliminary data from the U.S. Census Bureau indicate that retail sales excluding motor vehicles and parts increased 2.1% in the third quarter and 7.3% on a year-over-year basis. Disruption from e-commerce continues to challenge the overall retail market. Retail properties in suboptimal locations or poor tenant mix are especially compromised as the market evolves, but well-positioned properties continue to show strength due to high demand for premier retail space. The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers. Moreover, the retail portfolio is managed proactively to minimize significant exposure to financially compromised retailers.The vacancy rate for the Account’s retail portfolio increased to 5.4% in the third quarter from 5.0% for the second quarter. Despite the moderate increase in vacancy, the Account's retail portfolio maintains a vacancy rate below the market average. This trend is expected to continue over the long term due to the healthy underlying characteristics of the Account's portfolio, such as a diverse mix of high quality tenants in premier geographic locations.

			Account Units Weighted Average Vacancy		Market Vacancy*
	Total Sector by Metro Area ($M)	% of Total Investments	2018 Q3	2018 Q2	2018 Q3	2018 Q2
National Retail			5.4%	5.0%	6.4%	6.5%
Lifestyle & Mall	$2,574.7	62.0%	5.0%	3.1%	5.8%	6.0%
Neighborhood, Community & Strip	1,031.2	24.8%	6.3%	6.9%	9.1%	9.3%
Power Center**	544.2	13.1%	2.1%	4.0%	6.8%	7.0%
* Source: CBRE-EA. Market vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the square foot-weighted percentage of unleased space.
** The Power Center designation is reserved for properties with three or more anchor units. Anchor units are leased to large retailers such as department stores, home improvement stores and warehouse clubs. Properties with the Neighborhood, Community and Strip designation normally consist of one or two anchor units.
INVESTMENTS
As of September 30, 2018, the Account had total net assets of $25.6 billion, a 2.8% increase from December 31, 2017. The increase in the Account’s net assets was primarily driven by investment income and net appreciation on the Account's investments.
As of September 30, 2018, the Account owned a total of 146 real estate investments (115 of which were wholly-owned, 31 of which were held in joint ventures). The real estate portfolio included 49 apartment investments (including four held in a joint venture), 36 office investments (including 13 held in joint ventures), 35 industrial investments (including one held in a joint venture), 22 retail investments (including ten held in joint ventures), two storage facilities that are joint venture investments, one joint venture interest in land for future development and one leasehold interest encumbered by a ground lease. Of the real estate investments, 47 are subject to debt (including 19 joint venture investments).
The outstanding principal on mortgage loans payable on the Account’s wholly-owned real estate portfolio as of September 30, 2018 was $2.8 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $2.8 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the Consolidated Schedules of Investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of September 30, 2018 was $5.6 billion, which represented a loan to value ratio of 17.7%. The Account has no active loans outstanding on the Line of Credit as of September 30, 2018.
As of September 30, 2018, the Account held 74.4% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 9.0% of total investments, U.S. Treasury securities representing 8.1% of total investments, real estate-related equity securities representing 5.0% of total investments, loans receivable representing 3.0% of total investments, and real estate limited partnerships representing 0.5% of total investments.
Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, Fashion Show, located in Las Vegas, Nevada, represented 5.3% of total real estate investments and 4.0% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes (i) have maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with the Account’s intent to diversify the Account by property type and geographic location (including reallocating the Account’s exposure to or away from certain property types in certain geographic locations), or (v) otherwise do not satisfy the investment objectives of the Account. Management, from time to time, will evaluate the need to manage liquidity in the Account as part of its analysis as to whether to undertake a particular asset sale. The Account could reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., participant withdrawals or benefit payments).
The following table lists the Account's ten largest investments as of September 30, 2018. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Concentrations of Risk to the Consolidated Financial Statements.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Fashion Show	50%	Las Vegas	NV	Retail	$1,250.9	$413.8	$837.1	5.3%	4.0%
DDR	85%	Various	USA	Retail	1,195.9	587.7	608.2	5.0%	3.9%
The Florida Mall	50%	Orlando	FL	Retail	925.2	164.7	760.5	3.9%	3.0%
1001 Pennsylvania Avenue	100%	Washington	DC	Office	771.6	322.4	449.2	3.2%	2.5%
Colorado Center	50%	Santa Monica	CA	Office	600.4	261.2	339.2	2.5%	1.9%
Fourth and Madison	100%	Seattle	WA	Office	575.0	284.4	290.6	2.4%	1.9%
99 High Street	100%	Boston	MA	Office	496.9	269.6	227.3	2.1%	1.6%
425 Park Avenue	100%	New York City	NY	Ground Lease	459.0	—	459.0	1.9%	1.5%
Four Oaks Place	51%	Houston	TX	Office	423.1	80.2	342.9	1.8%	1.4%
780 Third Avenue	100%	New York City	NY	Office	417.0	165.5	251.5	1.8%	1.3%

(1)	The Account's share of the fair value of the property investment, gross of debt.

(2)	Debt fair values are presented at the Account's ownership interest.

(3)	The Account's share of the fair value of the property investment, net of debt.

(4)	Total real estate portfolio is the aggregate fair value of the Account's wholly-owned properties and the properties held within a joint venture, gross of debt.

(5)
Total investments are the aggregate fair value of all investments held by the Account, gross of debt. Total investments, as calculated within this table, will vary from total investments, as calculated in the Account's Schedule of Investments, as joint venture investments are presented in the Schedule of Investments at their net equity position in accordance with U.S. Generally Accepted Accounting Principals.

Results of Operations
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017
Net Investment Income
The following table shows the results of operations for the nine months ended September 30, 2018 and 2017 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Nine Months Ended September 30,		Change
	2018	2017	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$822.7	$791.6	$31.1	3.9%
Real estate property level expenses:
Operating expenses	171.7	164.9	6.8	4.1%
Real estate taxes	135.3	127.3	8.0	6.3%
Interest expense	82.8	67.3	15.5	23.0%
Total real estate property level expenses	389.8	359.5	30.3	8.4%
Real estate income, net	432.9	432.1	0.8	0.2%
Income from real estate joint ventures and limited partnerships	157.8	154.3	3.5	2.3%
Interest	77.6	37.6	40.0	106.4%
Dividends	36.7	15.7	21.0	133.8%
TOTAL INVESTMENT INCOME	705.0	639.7	65.3	10.2%
Expenses:
Investment management charges	46.3	52.9	(6.6)	(12.5)%
Administrative charges	41.0	46.0	(5.0)	(10.9)%
Distribution charges	20.8	19.6	1.2	6.1%
Mortality and expense risk charges	0.9	0.9	—	—%
Liquidity guarantee charges	37.5	34.5	3.0	8.7%
TOTAL EXPENSES	146.5	153.9	(7.4)	(4.8)%
INVESTMENT INCOME, NET	$558.5	$485.8	$72.7	15.0%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the nine months ended September 30th for each year shown below, "same property," as compared to the comparative increases or decreases associated with the acquisition and disposition of properties made in either period.

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Same Property	$705.0	$693.3	$11.7	1.7%	$149.7	$145.9	$3.8	2.6%	$117.3	$113.1	$4.2	3.7%
Properties Acquired	54.0	4.6	49.4	N/M	12.4	0.1	12.3	N/M	9.5	0.7	8.8	N/M
Properties Sold	63.7	93.7	(30.0)	N/M	9.6	18.9	(9.3)	N/M	8.5	13.5	(5.0)	N/M
Impact of Properties Acquired/Sold	117.7	98.3	19.4	N/M	22.0	19.0	3.0	N/M	18.0	14.2	3.8	N/M
Total Property Portfolio	$822.7	$791.6	$31.1	3.9%	$171.7	$164.9	$6.8	4.1%	$135.3	$127.3	$8.0	6.3%

N/M—Not meaningful

Rental Income:
Rental income increased $31.1 million, or 3.9%, primarily due to net acquisition activity, lease termination fees earned by the Account in 2018, and expiring rent concessions among industrial tenants in the Western region.
Operating Expenses:
Operating expenses increased $6.8 million, or 4.1%, primarily due to net acquisition activity and a modest rise in same property operating expenses across many of the Account's properties, notably in the Southern office and apartment sectors.
Real Estate Taxes:
Real estate taxes increased $8.0 million, or 6.3%, primarily due to net acquisition activity in conjunction with higher property tax assessments from rising property values across the portfolio.
Interest Expense:
Interest expense increased $15.5 million, or 23.0%, as a result of higher average outstanding principal balances on mortgage loans payable, as compared to the same period in 2017.
Income from Real Estate Joint Ventures and Limited Partnerships:
Income from real estate joint ventures and limited partnerships increased $3.5 million, or 2.3%, as a result of increases in distributions from the Account's joint venture investments, driven by acquisitions and higher distributions from properties within the Western office sector.
Interest and Dividend Income:
Interest income increased $40.0 million due to interest earned on a larger loan receivable portfolio in 2018 as compared to the same period in 2017 paired with higher interest earned on the Account's government agency notes and U.S. Treasuries due to rising interest rates over the same period. Dividend income increased $21.0 million due to higher dividend yields on the Account's real estate-related securities paired with a larger REIT portfolio held in 2018.
Expenses:
Investment management, administrative and distribution charges are costs charged to the Account associated with managing the Account. Investment advisory charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets.  These expenses decreased $10.4 million, or 8.8%, from the comparable period of 2017, primarily as result of general cost improvement measures.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually; the current rates are effective May 1, 2018 through April 30, 2019, and are charged at a fixed rate based on the Account’s net assets. These expenses increased $3.0 million or 8.5% as a result of the increase in the liquidity guarantee charge effective May 1, 2017 coupled with an increase in the net assets of the Account from the previous period.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable
The following table shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the nine months ended September 30, 2018 and 2017 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Nine Months Ended September 30,		Change
	2018	2017	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$223.4	$58.4	$165.0	N/M
Real estate joint ventures and limited partnerships	57.0	(8.6)	65.6	N/M
Marketable securities	10.2	15.3	(5.1)	(33.3)%
Total realized gain on investments:	290.6	65.1	225.5	N/M
Net change in unrealized appreciation (depreciation) on:
Real estate properties	(10.5)	74.8	(85.3)	N/M
Real estate joint ventures and limited partnerships	43.0	88.7	(45.7)	(51.5)%
Marketable securities	0.5	34.2	(33.7)	(98.5)%
Loans receivable	1.0	1.4	(0.4)	(28.6)%
Mortgage loans payable	54.4	(10.6)	65.0	N/M
Net change in unrealized appreciation on investments and mortgage loans payable	88.4	188.5	(100.1)	(53.1)%
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$379.0	$253.6	$125.4	49.4%
N/M—Not meaningful
Real Estate Properties, Joint Ventures and Limited Partnerships:
Net realized gains in the Account are primarily attributed to the sale of wholly-owned investments. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $212.9 million during the first nine months of 2018 compared to $133.2 million during the comparable period of 2017. The increase in appreciation was primarily driven by rising market rents and tightening occupancy in the office and industrial sectors, notably in cities such as San Francisco, Los Angeles, Seattle, Boston, Miami, and New York City.
Real Estate Joint Ventures and Limited Partnerships:
Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $100.0 million during the first nine months of 2018, compared to $80.1 million during the comparable period of 2017. The increase in appreciation was primarily driven by rising market rents among the Western office investments, notably in San Francisco, and rising occupancy and market rents present within the storage portfolio investments.
Marketable Securities:
The Account’s marketable securities experienced net realized and unrealized gains of $13.4 million during the first nine months of 2018 compared to net realized and unrealized gains of $49.5 million during the comparable period of 2017. The performance of the Account's REIT portfolio was in line with the FTSE NAREIT All Equity REITs Index in both periods. Additionally, as of September 30, 2018, the Account held $4.8 billion of investments in government agency notes and U.S. Treasury securities, which had nominal changes due to the short-term nature of these investments.

Mortgage Loans Payable:
Mortgage loans payable experienced an unrealized gain of $54.4 million during the first nine months of 2018 compared to a $10.6 million unrealized loss during the comparable period of 2017. The changes in both periods were consistent with the directional movement of U.S. Treasury rates.
Results of Operations
Three months ended September 30, 2018 compared to three months ended September 30, 2017
Net Investment Income
The following table shows the results of operations for the three months ended September 30, 2018 and 2017 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended September 30,		Change
	2018	2017	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$273.3	$267.9	$5.4	2.0%
Real estate property level expenses:
Operating expenses	58.5	56.9	1.6	2.8%
Real estate taxes	45.4	43.2	2.2	5.1%
Interest expense	30.4	22.5	7.9	35.1%
Total real estate property level expenses	134.3	122.6	11.7	9.5%
Real estate income, net	139.0	145.3	(6.3)	(4.3)%
Income from real estate joint ventures and limited partnerships	37.3	60.9	(23.6)	(38.8)%
Interest	35.1	15.9	19.2	120.8%
Dividends	14.7	7.9	6.8	86.1%
TOTAL INVESTMENT INCOME	226.1	230.0	(3.9)	(1.7)%
Expenses:
Investment management charges	13.9	15.5	(1.6)	(10.3)%
Administrative charges	14.3	14.7	(0.4)	(2.7)%
Distribution charges	6.8	6.4	0.4	6.3%
Mortality and expense risk charges	0.3	0.3	—	—%
Liquidity guarantee charges	12.8	12.5	0.3	2.4%
TOTAL EXPENSES	48.1	49.4	(1.3)	(2.6)%
INVESTMENT INCOME, NET	$178.0	$180.6	$(2.6)	(1.4)%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account in each respective quarter shown below, "same property," as compared to the comparative increases or decreases associated with the acquisition and disposition of properties made in either period.

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	3Q18	3Q17	$	%	3Q18	3Q17	$	%	3Q18	3Q17	$	%
Same Property	$241.2	$232.3	$8.9	3.8%	$51.6	$49.6	$2.0	4.0%	$39.7	$38.5	$1.2	3.1%
Properties Acquired	23.0	3.1	19.9	N/M	6.0	0.7	5.3	N/M	4.1	0.5	3.6	N/M
Properties Sold	9.1	32.5	(23.4)	N/M	0.9	6.6	(5.7)	N/M	1.6	4.2	(2.6)	N/M
Impact of Properties Acquired/Sold	32.1	35.6	(3.5)	N/M	6.9	7.3	(0.4)	N/M	5.7	4.7	1.0	N/M
Total Property Portfolio	$273.3	$267.9	$5.4	2.0%	$58.5	$56.9	$1.6	2.8%	$45.4	$43.2	$2.2	5.1%

Rental Income:
Rental income increased $5.4 million, or 2.0%, primarily due to the expiration of rent concessions and higher market rents in the Western industrial sector, partially offset by net disposition activity.
Operating Expenses:
Operating expenses increased $1.6 million, or 2.8%, due primarily to modest increases in same property operating expenses across the portfolio.
Real Estate Taxes:
Real estate taxes increased $2.2 million, or 5.1%, primarily due to net acquisition activity coupled with rising tax values of apartment properties.
Interest Expense:
Interest expense increased $7.9 million, or 35.1%, primarily due to higher average outstanding principal balances on mortgage loans payable, as compared to the same period in 2017.
Income from Real Estate Joint Ventures and Limited Partnerships:
Income from real estate joint ventures and limited partnerships decreased $23.6 million, or 38.8%, as a result of lower distributions from the Account's joint venture investments, most notably among Southern retail and office investments due to funding needed for expected debt payoffs and capital projects.
Interest and Dividend Income:
Interest income increased $19.2 million due to interest earned from a larger loan receivable portfolio in 2018 as compared to the same period in 2017 paired with additional interest income earned on a larger portfolio of government agency notes and U.S. Treasuries as well as rising interest rates over the same period. Dividend income increased proportionately with the Account's average REIT holdings.
Expenses:
Investment management, administrative and distribution charges are costs charged to the Account associated with managing the Account. Investment advisory charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets.  These expenses decreased $1.6 million, or 4.4%, from the prior period primarily as result of general cost improvement measures.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually; the current rates are effective May 1, 2018 through April 30, 2019, and are charged at a fixed rate based on the Account’s net assets. These expenses increased $0.3 million, or 2.3%, as a result of an increase in net assets of the Account from the previous period.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable
The following table shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the three months ended September 30, 2018 and 2017 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended September 30,		Change
	2018	2017	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$179.8	$75.2	$104.6	N/M
Real estate joint ventures and limited partnerships	56.8	(8.6)	65.4	N/M
Marketable securities	3.3	2.6	0.7	N/M
Total realized gain on investments:	239.9	69.2	170.7	N/M
Net change in unrealized (depreciation) appreciation on:
Real estate properties	(65.2)	(9.4)	(55.8)	N/M
Real estate joint ventures and limited partnerships	(49.3)	26.9	(76.2)	N/M
Marketable securities	(6.4)	2.2	(8.6)	N/M
Loans receivable	1.0	1.4	(0.4)	(28.6)%
Mortgage loans payable	(0.8)	(4.1)	3.3	N/M
Net change in unrealized (depreciation) appreciation on investments and mortgage loans payable	(120.7)	17.0	(137.7)	N/M
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$119.2	$86.2	$33.0	38.3%
N/M—Not meaningful
Real Estate Properties, Joint Ventures and Limited Partnerships:
Net realized losses in the Account are primarily attributed to the sale of wholly-owned investments. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $114.6 million during the third quarter of 2018 compared to $65.8 million during the comparable period of 2017. Appreciation in the third quarter of 2018 was most significant among industrial properties in Texas, driven by rising occupancy and market rents.
Real Estate Joint Ventures and Limited Partnerships:
Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $7.5 million during the third quarter of 2018, compared to $18.3 million during the comparable period of 2017. Despite strong appreciation present among office investments in the San Francisco metro, overall appreciation decreased from the comparable period due to the current challenges present among luxury apartments in New York City. Absorption of luxury apartment construction in recent quarters has outpaced demand, placing strong pressure on market rents.
Marketable Securities:
The Account’s marketable securities experienced net realized and unrealized losses of $0.4 million during the third quarter of 2018 compared to net realized and unrealized gains of $4.8 million during the comparable period of 2017. The performance of the Account's REIT portfolio was in line with the FTSE NAREIT All Equity REITs Index in both periods. Additionally, as of September 30, 2018, the Account held $4.8 billion of investments in government agency notes and U.S. Treasury securities, which had nominal changes due to the short-term nature of these investments.

Mortgage Loans Payable:
Mortgage loans payable experienced unrealized losses of $0.8 million during the third quarter of 2018 compared to $4.1 million of unrealized losses during the comparable period of 2017. Concurrent with the sale of 501 Boylston, the reassignment of the mortgage to the buyer caused a reversal of a $6.5 million unrealized gain position on the day of sale. The remaining mortgage portfolio, excluding the impact of 501 Boylston, had unrealized gains of $5.7 million in the third quarter of 2018. The changes in both periods were consistent with the directional movement of U.S. Treasury rates.
Liquidity and Capital Resources
As of September 30, 2018 and December 31, 2017, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $4.9 billion and $3.9 billion representing 18.9% and 15.6% of the Account’s net assets at such dates, respectively.
Participant Flows: Nine months ended September 30, 2018 compared to nine months ended September 30, 2017
During the nine months ended September 30, 2018, the Account received $1,920.9 million in premiums and transfers from participants offset by participant outflows of $2,166.9 million in annuity payments, withdrawals and death benefits. During the nine months ended September 30, 2017, the Account received $1,980.6 million in premiums and transfers from participants offset by participant outflows of $2,184.9 million in annuity payments, withdrawals and death benefits.
Net Income and Marketable Securities
The Account’s net investment income is a source of liquidity for the Account. Net investment income was $558.5 million for the nine months ended September 30, 2018, as compared to $485.8 million for the comparable period of 2017. The increase in total net investment income is described more fully in the Results of Operations section.
As of September 30, 2018, cash and cash equivalents, along with real estate-related and non-real estate related marketable securities comprised 24.5% of the Account’s net assets. The Account’s real estate-related marketable securities primarily consist of publicly traded REITs. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., participant withdrawals or benefit payments).
Leverage
The Account may from time to time borrow money and assume or obtain a mortgage on a property to make leveraged real estate investments. Also, to meet any short-term cash needs, the Account has an unsecured line of credit. As of September 30, 2018, the Account has no active loans outstanding on the unsecured line of credit.
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

As of September 30, 2018, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan to value ratio”) was 17.7%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.
As of September 30, 2018, there is one mortgage obligation secured by real estate investments wholly-owned by the Account maturing within the next twelve months. The Account has sufficient liquidity in the form of cash and cash equivalents and securities to meet its mortgage obligations.
In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.
Recent Transactions
The following describes property transactions by the Account during the third quarter of 2018. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. Dollar amounts are shown in millions.
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price (1)
The Forum	07/03/2018	97.0%	Apartments	Huntsville, TX	$32.2
Ascent at Windward	07/11/2018	100.0%	Apartments	Alpharetta, GA	67.8
Fusion 1560	07/11/2018	100.0%	Apartments	St. Petersburg, FL	81.3
10 New Maple	07/26/2018	100.0%	Industrial	Pine Brook, NJ	18.2
T-C 501 Boylston Street Member, LLC(2)	08/21/2018	50.1%	Office	Boston, MA	284.2
Aspen Heights	09/13/2018	97.0%	Apartments	Austin, TX	80.6

(1)	The net purchase price represents the purchase price and closing costs.

(2)
On August 21, 2018, the Account sold off 49.9% of its ownership in 501 Boylston Street to Norges Bank ("Norges"), with the Account retaining ownership of the remaining 50.1%. Concurrent with this sale, Norges and the Account formed the joint venture T-C 501 Boylston Street Member, LLC, to hold their joint ownership of the property, with Norges contributing its 49.9% interest and the Account contributing the remaining 50.1% interest.

Sales

Property Name	Sales Date	Ownership Percentage	Sector	Location	Net Sales Price (1)	Realized Gain (Loss) on Sale(2)
400 Fairview	07/10/2018	90.0%	Office	Seattle, WA	$298.0	$52.7
Millennium Corporate Park	07/18/2018	100.0%	Office	Redmond, WA	149.8	(27.9)
Amazon Distribution Center	07/27/2018	100.0%	Industrial	Teterboro, NJ	147.1	59.3
Castro Station	08/15/2018	100.0%	Office	Mountain View, CA	178.2	26.6
501 Boylston Street(3)	08/21/2018	100.0%	Office	Boston, MA	290.7	60.8
501 Boylston Street(3)	08/21/2018	100.0%	Office	Boston, MA	291.9	61.1

(1)	The net sales price represents the sales price, less selling expenses.

(2)	Majority of the realized gain/loss has been previously recognized as unrealized gains/losses in the Account's Consolidated Statements of Operations.

(3)
On August 21, 2018, the Account sold off 49.9% of its ownership in 501 Boylston Street to Norges, with the Account retaining ownership of the remaining 50.1%. Concurrent with this sale, Norges and the Account formed the joint venture T-C 501 Boylston Street Member, LLC, to hold their joint ownership of the property, with Norges contributing its 49.9% interest and the Account contributing the remaining 50.1% interest.

Loans Receivable

Borrower Name	Financing Date	Interest Rate	Sector	Maturity Date	Location	Loan Amount(1)
Merritt on the River Office Portfolio Senior Mezzanine	08/01/2018	8.00%	Office	08/01/2028	Norwalk, CT	$95.0
1330 Broadway Junior Mezzanine	08/10/2018	2.40% + LIBOR	Office	02/10/2023	Oakland, CA	126.7
Rosemont Towson Junior Mezzanine	08/23/2018	2.15% + LIBOR	Apartment	09/09/2022	Towson, MD	98.1
River North Point Junior Mezzanine	08/24/2018	4.30% + LIBOR	Office	07/09/2020	Chicago, IL	60.0
Simply Self Storage Portfolio Junior Mezzanine(2)	09/06/2018	8.25%	Other	09/06/2021	Various, USA	(37.5)
Modera Observatory Park Senior Mezzanine(3)	09/07/2018	2.35% + LIBOR	Apartments	06/10/2022	Denver, CO	(46.7)
Crest at Las Colinas Station Senior Mezzanine(4)	09/12/2018	3.35% + LIBOR	Apartments	05/10/2021	Irving, TX	(32.0)

(1)	Loan Amount represents the Account's mezzanine loan receivable position.

(2)	On September 6, 2018, the borrower paid off the principal balance in advance of its maturity date.

(3)	On September 7, 2018, the Account sold its position in the senior mezzanine note.

(4)	On September 12, 2018, the Account sold its position in the senior mezzanine note.
Financings

Property Name	Financing Date	Ownership Percentage	Interest Rate	Sector	Maturity Date	Location	Financing Amount(1)
The Forum	07/03/2018	97.0%	4.25%	Apartments	08/01/2025	Huntsville, TX	$15.9
Ascent at Windward	07/11/2018	100.0%	3.51%	Apartments	01/01/2022	Alpharetta, GA	34.6
Fusion 1560	07/11/2018	100.0%	3.42%	Apartments	06/10/2022	St. Petersburg, FL	37.4
501 Boylston Street(2)	08/21/2018	100.0%	3.70%	Office	04/01/2028	Boston, MA	(216.8)
T-C 501 Boylston Street Member, LLC(2)	08/21/2018	50.1%	3.70%	Office	04/01/2028	Boston, MA	108.5
Pacific City	09/06/2018	70.0%	4.12%	Retail	10/01/2023	Huntington Beach, CA	73.5
Aspen Heights	09/13/2018	97.0%	3.75%	Apartments	09/15/2023	Austin, TX	40.0

(1)	Values represent new mortgage loans and any loans assumed, transferred, refinanced or paid off during the third quarter of 2018.

(2)	Represents the transfer of the debt on 501 Boylston Street to the new joint venture with Norges, T-C 501 Boylston Street Member, LLC, of which the Account owns 50.1%.
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
In the Form 10-K for the year ended December 31, 2017, management identified the critical accounting policies which affect its significant estimates and assumptions used in preparing the Account’s financial statements. Certain of these accounting policies are described in Note 1—Organization and Significant Accounting Policies in this Form 10-Q. There have been no material changes to these accounting policies to those disclosed in the Account's Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint venture, limited partnerships and loans receivable, which, as of September 30, 2018, represented 77.9% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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
As of September 30, 2018, 22.1% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., U.S. government agency notes) and REIT securities. The Consolidated Schedule of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in the Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.
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
ITEM 4. CONTROLS AND PROCEDURES
(a) The registrant maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the registrant’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including TIAA’s Executive Vice President, Institutional Investment & Endowment Services (Principal Executive Officer (“PEO”)) and TIAA’s Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer (“PFO”)), as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2018. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures provide reasonable assurance that material information required to be included in the Account's periodic reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
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
(101)
The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Unaudited), formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities as of September 30, 2018 (Unaudited), (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 (Unaudited) , (iii) the Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2018 and 2017 (Unaudited), (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (Unaudited), and (v) the Notes to the Consolidated Financial Statements (Unaudited).**

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 6th day of November, 2018.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

November 6, 2018	By:	/s/ Carol W. Deckbar
Carol W. Deckbar Executive Vice President, Institutional Investment & Endowment Services Teachers Insurance and Annuity Association of America (Principal Executive Officer)

November 6, 2018	By:	/s/ Virginia M. Wilson
Virginia M. Wilson Senior Executive Vice President and Chief Financial Officer, Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)