Form 10-K
period 2018-12-31
TIAA REAL ESTATE ACCOUNT
filed 2019-03-14
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

The Account’s principal strategy is to purchase direct ownership interests in income-producing real estate, primarily office, industrial, retail and multi-family properties. The Account is targeted to hold between 65% and 85% of the Account’s net assets in such direct ownership interests.
The Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as publicly traded REITs and CMBS. Management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. While historically less than 10% of the Account’s net assets have comprised interests in these securities, the Account has held approximately 10% of its net assets in equity REIT securities at times. Additionally, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of December 31, 2018, REIT securities comprised approximately 5.5% of the Account’s net assets, and the Account held no CMBS as of such date.
Non-Real Estate-Related Investments. The Account will invest the remaining portion of its assets (targeted to be between 15% and 25% of its net assets) in publicly traded, liquid investments; namely:

•	Short-term government related instruments, including U.S. Treasury bills;

•	Intermediate-term or long-term government related instruments, such as securities issued by U.S. Government agencies, U.S. States or municipalities or U.S. Government-sponsored entities;

•	Short-term non-government related instruments, such as money market instruments and commercial paper;

•	Intermediate-term or long-term non-government related instruments, such as corporate debt securities or asset-backed securities (“ABS”); and

•	Stock of companies that do not primarily own or manage real estate.
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

Foreign Investments. The Account may also make foreign real estate and real estate-related investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign non-real estate-related liquid investments may not comprise more than 25% of the Account’s net assets. However, management doesn't intend such foreign investments to exceed 10% of the Account's net assets. As of December 31, 2018, the Account did not hold any foreign real estate investments.
Investments Summary. At December 31, 2018, the Account’s net assets totaled $25.8 billion. As of that date, the Account’s investments in real estate properties, real estate joint ventures, limited partnerships and limited liability companies, loans receivable and real estate-related marketable securities, net of the fair value of mortgage loans payable on real estate, represented 84.3% of the Account’s net assets. The remaining 15.7% of net assets is primarily comprised of short-term marketable securities such as U.S. Treasury securities and government agency notes.
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
As of December 31, 2018, the principal amount of mortgages secured by the Account's wholly-owned properties was $2.7 billion. When combined with the Account’s equity share of the $3.2 billion in mortgages held within and serviced by the Account’s joint venture investments, the total outstanding debt is $5.9 billion, which is used to derive the Account’s loan-to-value ratio of18.5%.
In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan-to-value ratio. Such prepayments may require the Account to pay fees or "yield maintenance" amounts to lenders.
In addition, the Account may utilize it's Line of Credit to meet short-term cash needs, if needed. Management expects the proceeds from any such short-term borrowing would be used to meet the cash flow needs of the Account’s properties and real estate-related investments. No draws against the Line of Credit have occurred to date.
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

Personnel and Management. The Account has no officers, directors or employees. TIAA employees, under the direction and control of the Board, manage the investment of the Account’s assets, following investment management procedures TIAA has adopted for the Account. References to “Management” herein refer to the employees and officers of TIAA responsible for management of the Account. In addition, TIAA performs administration functions for the Account (which includes receiving and allocating premiums, calculating and making annuity payments and providing recordkeeping and other services). Distribution services for the Account (which include, without limitation, distribution of the annuity contracts, advising existing annuity contract owners in connection with their accumulations and helping employers implement and manage retirement plans) are performed by TIAA-CREF Individual & Institutional Services, LLC (“Services”), a wholly-owned subsidiary of TIAA and registered broker-dealer and member of the Financial Industry Regulatory Authority (“FINRA”). TIAA and Services provide investment management, administration, and distribution services, as applicable, to the Account on an “at-cost” basis.
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
Importantly, transfers out of the Account to a TIAA or CREF account or into another investment option can be executed on any business day, but are limited to once per calendar quarter, although some plans may allow systematic transfers that result in more than one transfer per calendar quarter. TIAA reserves the right to stop accepting transfers into the Account at any time. Other limited exceptions may apply. Also, transfers to CREF accounts or to certain other options may be restricted by an employer’s plan, current tax law or by the terms of a participant’s contract. In addition, with most contracts, individual participants are subject to certain limitations on making internal transfers into their Account accumulation if, after giving effect to such transfer, the total value of such participant’s Account accumulation (under all contracts issued to such participant) would exceed $150,000. Categories of transactions that TIAA deems “internal funding vehicle transfers” for purposes of this limitation are described in the applicable contract or endorsement form in the Account’s prospectus. The effective date of the limitation as it applies to an individual participant will be reflected on his or her applicable contract or endorsement form.
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
ITEM 1A. RISK FACTORS.
The value of your investment in the Account will fluctuate based on the value of the Account’s assets, the income the assets generate and the Account’s expenses. Participants can lose money by investing in the Account. The past performance of the Account is not indicative of future results. There is risk associated with an investor attempting to “time” an investment in the Account’s units, or effecting a redemption of an investor’s units. The Account’s assets and income can be affected by many factors, and you should consider the specific risks presented below before investing in the Account. In particular, for a discussion of how forward-looking statements contained in this annual report on Form 10-K are subject to uncertainties that are difficult to predict, which may be beyond management’s control and which could cause actual results to differ materially from historical experience or management’s present expectations, please refer to the subsection entitled “Forward-Looking Statements,” which is contained in the section entitled “Management’s Discussion and Analysis of the Account’s Financial Condition and Results of Operations.”
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

•	a weak market for real estate generally and/or in specific locations where the Account may own property;

•	business closings, industry or sector slowdowns, employment losses and related factors;

•	the availability of financing (both for the Account and potential purchasers of the Account’s properties);

•	an oversupply of, or a reduced demand for, certain types of real estate properties;

•	natural disasters (including hurricanes and tsunamis), rising sea levels due to global climate warming or otherwise, flooding and other significant and severe weather-related events;

•	terrorist attacks and/or other man-made events; and

•	decline in population or shifting demographics.

The incidence of some or all of these factors could reduce occupancy, rental rates and the fair value of the Account’s real properties or interests in investment vehicles (such as limited partnerships) which directly hold real properties.
Concentration Risk. The Account may experience periods in which its investments are geographically concentrated, either regionally or in certain markets with similar demographics. Further, while the Account seeks diversification across its four primary property types (i.e., office, industrial, retail and multi-family), the Account may experience periods where it has concentration in one property type, increasing the potential exposure if there were to be an oversupply of, or a reduced demand for, certain types of real estate properties in the markets in which the Account operates. Also, the Account may experience periods in which its tenant base is concentrated within a particular industry sector. (e.g., retail mall shopping centers, industrial properties or office space). If any or all of these events occur, the Account’s income and performance may be adversely impacted disproportionately by deteriorating economic conditions in those areas or industry sectors in which the Account’s investments are concentrated. Also, the Account could experience a more rapid negative change in the value of its real estate investments than would be the case if its real estate investments were more diversified.
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

•
In the event a tenant vacates its space in one of the Account’s properties, whether as a result of a default, the expiration of the lease term, rejection of the lease in bankruptcy or otherwise, given current market conditions, we may not be able to re-lease the vacant space either (i) for as much as the rent payable under the previous lease or (ii) at all. Also, we may not be able to re-lease such space without incurring substantial expenditures for tenant improvements and other lease-up related costs, while still being obligated for any mortgage payments, real estate taxes and other expenditures related to the property. In some instances, the Account’s properties may be specifically suited to and/or outfitted for the particular needs of a certain tenant based on the type of business the tenant operates. The Account may have difficulty obtaining a new tenant for any vacant space in its properties, particularly if the current structure of the developed property (e.g., floor plan or otherwise) limits the types of businesses that can use the space without major renovation, which may require the Account to incur substantial expense in re-planning the space. Also, upon expiration of a lease, the space preferences of the Account’s major tenants may no longer align with the space they previously rented, which could cause those tenants to not renew their lease, or may require the Account to expend significant sums to reconfigure the space to their needs.

•
The Account owns and operates retail properties, which, in addition to the risks listed above, are subject to specific risks, including the insolvency and/or closing of an anchor tenant for certain properties. Many times, anchor tenants will be “big box” stores and other large retailers that can be particularly adversely impacted by a global recession, competition from online retailers and reduced consumer spending generally. Factors that can impact the level of consumer spending include increases in fuel and energy costs, residential and commercial real estate and mortgage conditions, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors. Under certain circumstances, co-tenancy clauses in tenants’ leases may allow certain tenants in a retail property to terminate their leases or reduce or withhold rental payments when overall occupancy at the property falls below certain minimum levels. The insolvency and/or closing of an anchor tenant may also cause such tenants to terminate their leases, or to fail to renew their leases at expiration.

Competition. The Account may face competition for real estate investments from multiple sources, including individuals, corporations, insurance companies or other insurance company separate accounts, as well as real estate limited partnerships, real estate investment funds, commercial developers, pension plans, other institutional and foreign investors and other entities engaged in real estate investment activities. Some of these competitors may have similar financial and other resources as the Account, and/or they may have investment strategies and policies (including the ability to incur significantly more leverage than the Account) that allow them to compete more aggressively for real estate investment opportunities, which could result in the Account paying higher prices for investments, experiencing delays in acquiring investments or failing to consummate such purchases. Any resulting delays in the acquisition of investments, or the failure to consummate acquisitions the Account deems desirable, may increase the Account’s costs or otherwise adversely affect the Account’s investment results. In addition, the Account’s properties may be located close to properties that are owned by other real estate investors and that compete with the Account for tenants. These competing properties may be better located, more suitable for tenants than our properties, or have owners who may compete more aggressively for tenants, resulting in a competitive advantage for these other properties. The Account may also face similar competition from other properties that may be developed in the future. This competition may limit the Account’s ability to lease space, increase its costs of securing tenants, and limit the Account’s ability to maximize our rents and/or require the Account to make capital improvements it otherwise would not, in order to make its properties more attractive to prospective tenants.
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
Terrorism and Acts of War and Violence. Terrorist attacks may harm our property investments. The Account can provide no assurance that there will not be further terrorist attacks against the United States or U.S. businesses or elsewhere in the world. These attacks or armed conflicts may directly or indirectly impact the value of the property the Account owns or that secure our loans. Losses resulting from these types of events may be uninsurable or not insurable to the full extent of the loss suffered. Moreover, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States, worldwide financial markets, and the global economy. Such events could also result in economic uncertainty in the United States or abroad. Adverse economic conditions resulting from terrorist activities could reduce demand for space in the Account’s properties and thereby reduce the value of the Account’s properties and therefore your investment return.
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

•
The Account might not be able to sell a property at a particular time for a price which management believes represents its fair or full value. This illiquidity may result from the cyclical nature of real estate, general economic conditions impacting the location of the property, disruption in the credit markets or the availability of financing on favorable terms or at all, and the supply of and demand for available tenant space, among other reasons. This might make it difficult to raise cash quickly which could impair the Account’s liquidity position (particularly during any period of sustained significant net participant outflows) and also could lead to Account losses. Further, the liquidity guarantee does not serve as a working capital facility or credit line to enhance the Account’s liquidity levels generally, as its purpose is tied to participants having the ability to redeem their accumulation units upon demand (thus alleviating the Account’s need to dispose of properties solely to increase liquidity levels in what management deems a suboptimal sales environment).

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

Valuation and Appraisal Risks. Investments in the Account’s assets are stated at fair value, which is defined as the price that would be received to sell the asset in an orderly transaction between market participants at the measurement date. Determination of fair value, particularly for real estate assets, involves significant judgment. Valuation of the Account’s real estate properties (which comprise a substantial majority of the Account’s net assets) are based on real estate appraisals, which are estimates of property values based on a professionals opinion and may not be accurate predictors of the amount the Account would actually receive if it sold a property. Appraisals can be subjective in certain respects and rely on a variety of assumptions and conditions at that property or in the market in which the property is located, which may change materially after the appraisal is conducted. Among other things, market prices for comparable real estate may be volatile, in particular if there has been a lack of recent transaction activity in such market. Any future disruptions in the macro-economy, real estate markets and the credit markets, such as those that occurred from 2008-2011, could lead to a significant decline in real estate transaction activity in most markets and sectors in which the Account is invested. The resulting lack of observable transaction data may make it more difficult for a property appraisal to determine the fair value of the Account’s investment in one or more real estate assets. In addition, a portion of the data used by appraisers is based on historical information at the time the appraisal is conducted, and subsequent changes to such data, after an appraiser has used such data in connection with the appraisal, may not be adequately captured in the appraised value. Also, to the extent that the Account uses a relatively small number of independent appraisers to value a significant portion of its properties, valuations may be subject to any institutional biases of such appraisers and their valuation procedures.
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
Investment Risk Associated with Participant Transactions. The amount the Account has available to invest in new properties and other real estate-related assets will depend, in large part, on the level of net participant transfers into or out of the Account as well as participant premiums into the Account. As noted elsewhere in this prospectus, the Account intends to hold between 15% and 25% of its net assets in publicly traded, liquid investments (other than real estate and real estate-related investments), consisting of publicly traded, liquid investments. These liquid assets are intended to be available to purchase real estate-related investments in accordance with the Account’s investment objective and strategy and are also available to meet participant redemption requests and the Account’s expense needs (including, from time to time, obligations on debt). Significant participant transaction activity into or out of the Account’s units is generally not predictable, and wide fluctuations can occur as a result of macroeconomic, geopolitical or market conditions (including market disruptions, volatility or downturns), the performance of equities or fixed income securities or general investor sentiment, regardless of the historical performance of the Account or of the performance of the real estate asset class generally. In the event that the Account were to experience significant net participant transfers out of the Account, such transfers could eventually cause the Account’s liquid assets to comprise less than 10% of the Account’s assets (on a net and total basis). Such situations could require the need to execute the TIAA liquidity guarantee. Among other things, this continued shortfall in the amount of liquid assets impaired management’s ability to consummate new transactions. If a significant amount of net participant transfers out of the Account were to recur, particularly in high volumes, the Account may not have enough available liquid assets to pursue, or consummate, new investment opportunities presented to us that are otherwise attractive to the Account. This, in turn, could harm the Account’s returns. Even though net transfers out of the Account ceased in early 2010, the Account experienced net participant outflows in 2018 and there is no guarantee that redemption activity will not increase, perhaps in a significant and rapid manner.
Alternatively, periods of significant net transfer activity into the Account can result in the Account holding a higher percentage of its net assets in publicly traded liquid non-real estate-related investments than the Account’s managers would target to hold under the Account’s long-term strategy. As of December 31, 2018, the Account’s non-real estate-related liquid assets comprised 15.8% of its net assets. At times, the portion of the Account’s net assets invested in these types of liquid instruments may exceed 25%, particularly if the Account receives a large inflow of money in a short period of time, coupled with a lack of attractive real estate-related investments on the market. Also, large inflows from participant transactions often occur in times of appreciating real estate values and pricing, which can render it challenging to execute on some transactions at ideal prices.
In an appreciating real estate market generally, this large percentage of assets held in liquid investments and not in real estate and real estate-related investments may impair the Account’s overall returns. This scenario may be exacerbated in a low interest rate environment for U.S. Treasury and Agency securities and other liquid, non-real estate related securities. In addition, to manage cash flow, the Account may temporarily hold a higher percentage of its net assets in liquid real estate-related securities, such as REIT and CMBS securities, than its long-term targeted holdings in such securities, particularly during and immediately following times of significant net transfer activity into the Account. Such holdings could increase the volatility of the Account’s returns.

Risks of Borrowing. The Account acquires some of its properties subject to existing financing and from time to time borrows new funds at the time of purchase. The Account may borrow pursuant to mortgages placed on individual properties, under the Account’s Line of Credit or under another unsecured line of credit or credit facility into which the Account enters in the future. Also, the Account may from time to time place new leverage on, increase the leverage already placed on, or refinance maturing debt on, existing properties the Account owns. Under the Account's current investment guidelines, the Account intends to maintain its loan-to-value ratio at or below 30% (measured at the time of incurrence and after giving effect thereto).
As of December 31, 2018, the Account’s loan-to-value ratio was 18.5%. Also, the Account may borrow up to 70% of the then-current value of a particular property. Non-construction mortgage loans on a property will be non-recourse to the Account. Among the risks of borrowing money, including borrowing under the Line of Credit or under another line of credit or credit facility, or otherwise investing in a property subject to a mortgage are:

•
General Economic Conditions. General economic conditions, dislocations in the capital or credit markets generally or the market conditions then in effect in the real estate finance industry, may hinder the Account’s ability to obtain financing or refinancing for its property investments on favorable terms or at all, regardless of the quality of the Account’s property for which financing or refinancing is sought. Such unfavorable terms might include high interest rates, increased fees and costs and restrictive covenants applicable to the Account’s operation of the property. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, rising interest rates or failures of significant financial institutions could adversely affect our access to financing necessary to make profitable real estate investments. Our failure to obtain financing or refinancing on favorable terms due to the current state of the credit markets or otherwise could have an adverse impact on the returns of the Account. Also, the Account’s ability to continue to secure financing may be impaired if negative marketplace effects, such as those which followed from the worldwide economic slowdown following the 2008-2011 financial crisis or the subsequent sovereign debt and banking difficulties experienced in parts of the Eurozone, were to occur. Such marketplace effects could result in tighter lending standards instituted by banks and financial institutions, the reduced availability of credit facilities and project finance facilities from banks and the fall of consumer and/or business confidence.

•
Default Risk. The property or group of encumbered properties may not generate sufficient cash flow to support the debt service on the mortgage loan. The property may also fail to meet certain financial or operating covenants contained in the loan documents and/or the property may have negative equity (i.e., the loan balance exceeds the value of the property) or inadequate equity. In addition, income from properties or investments or any other source of income for the Account may not generate sufficient cash flow to support the debt service on a line of credit or credit facility. In any of these circumstances, we (or a joint venture in which we invest) may default on the loan, including due to the failure to make required debt service payments when due. If a loan is in default, the Account or the venture may determine that it is not economically desirable and/or in the best interests of the Account to continue to make payments on the loan (including accessing other sources of funds to support debt service on the loan), and/or the Account or venture may not be able to otherwise remedy such default on commercially reasonable terms or at all. In either case, the lender then could accelerate the outstanding amount due on the loan and/or foreclose on the underlying property, in which case the Account could lose the value of its investment in the foreclosed property. Further, any such default or acceleration could trigger a default under loan agreements in respect of other Account properties pledged as security for the defaulted loan or other loans. Finally, any such default could subject the Account to the costs of litigation, increase the Account’s borrowing costs, or result in less favorable terms, with respect to financing future properties or entering into future lines of credit or credit facilities.

•
Balloon Maturities.If the Account obtains a mortgage loan that involves a balloon payment, there is a risk that the Account will not be able to make the lump sum principal payment due under the loan at the end of the loan term, or otherwise obtain adequate refinancing on terms commercially acceptable to the Account or at all. The Account then may be forced to sell the property or other properties under unfavorable market conditions, restructure the loan on terms not advantageous to the Account, or default on its mortgage, resulting in the lender exercising its remedies, which may include repossession of the property, and the Account could lose the value of its investment in that property.

•
Variable Interest Rate Risk. If the Account obtains variable-rate loans, the Account’s returns may be volatile when interest rates are volatile. Further, to the extent that the Account takes out fixed-rate loans and interest rates subsequently decline, this may cause the Account to pay interest at abovemarket rates for a significant period of time. Any interest rate hedging activities the Account engages in to mitigate this risk may not fully protect the Account from the impact of interest rate volatility.

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
Risks of Joint Ownership. Investing in joint ventures or other forms of joint property ownership may involve special risks, many of which are exacerbated when the consent of parties other than the Account is required to take action.

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

Real Estate Regulatory Risks. Government regulation at the federal, state and local levels, including, without limitation, zoning laws, rent control or rent stabilization laws, laws regulating housing on the Account’s multi-family properties, the Americans with Disabilities Act, property taxes and fiscal, accounting, environmental or other government policies, could operate or change in a way that adversely affects the Account and its properties. For example, these regulations could raise the cost of acquiring, owning, improving or maintaining properties, present barriers to otherwise desirable investment opportunities or make it harder to sell, rent, finance, or refinance properties either on economically desirable terms, or at all, due to the increased costs associated with regulatory compliance.
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
Uninsurable Losses. Certain catastrophic losses (e.g., from earthquakes, wars, terrorist acts, nuclear accidents, hurricanes, tsunamis, wind, floods or environmental or industrial hazards or accidents) may be uninsurable or so expensive to insure against that it is economically disadvantageous to buy insurance for them. Further, the terms and conditions of the insurance coverage the Account has on its properties, in conjunction with the type of loss actually suffered at a property, may subject the property, or the Account as a whole, to a cap on insurance proceeds that is less than the loss or losses suffered. If a disaster that we have not insured against occurs, if the insurance contains a high deductible, and/or if the aggregate insurance proceeds for a particular type of casualty are capped, the Account could lose some of its original investment and any future profits from the property. Also, the Account may not have sufficient access to internal or external sources of funding to repair or reconstruct a damaged property to the extent insurance proceeds do not cover the full loss. In addition, some leases may permit a tenant to terminate its obligations in certain situations, regardless of whether those events are fully covered by insurance. In that case, the Account would not receive rental income from the property while that tenant’s space is vacant, and any such vacancy might impact the value of that property. Finally, as with respect to all third-party insurance, the Account is reliant on the continued financial health of such insurers and their ability to pay on valid claims. If the financial health of an insurer were to deteriorate quickly, the Account may not be able to find adequate coverage from another carrier on favorable terms, which could adversely impact the Account’s returns.
RISKS OF INVESTING IN REAL ESTATE INVESTMENT TRUST SECURITIES
The Account invests in registered and unregistered REIT securities for diversification, liquidity management and other purposes. The Account’s investment in REITs may also increase, as a percentage of net assets, during periods in which the Account is experiencing large net inflow activity, in particular due to net participant transfers into the Account. As of December 31, 2018, REIT securities comprised approximately 5.5% of the Account’s net assets. Investments in REIT securities are part of the Account’s real estate-related investment strategy and are subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying properties owned by the entity, while mortgage REITs may be affected by the quality of any credit extended. In addition to these risks, because REIT investments are securities and generally publicly traded, they may be exposed to market risk and potentially significant price volatility due to changing conditions in the financial markets and, in particular, changes in overall interest rates, regardless of the value of the underlying real estate such REIT may own. Also, sales of REIT securities by the Account for liquidity management purposes may occur at times when values of such securities have declined and it is otherwise an inopportune time to sell the security. Volatility in REITs can cause significant fluctuations in the Account’s AUV on a daily basis, as they are correlated to equity markets which have experienced significant day to day fluctuations over the past few years.
REITs do not pay federal income taxes if they distribute most of their earnings to their shareholders and meet other tax requirements. Many of the requirements to qualify as a REIT, however, are highly technical and complex. Failure to qualify as a REIT results in tax consequences, as well as disqualification from operating as a REIT for a period of time. Consequently, if the Account invests in securities of a REIT that later fails to qualify as a REIT, this may adversely affect the performance of our investment. Certain provisions of recently “Enacted Tax Legislation,” as described under such heading below and related guidance that may be issued by the Treasury and Internal Revenue Service may impact REIT qualification in an unforeseen manner. The Account will continue to monitor such developments.
RISKS OF MORTGAGE-BACKED SECURITIES
The Account from time to time has invested in mortgage-backed securities and may in the future invest in such securities. Mortgage-backed securities, such as CMBS, are subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. The underlying mortgage loans may experience defaults with greater frequency than projected when such mortgages were underwritten, which would impact the values of these securities, and could hamper our ability to sell such securities. In particular, these types of investments may be subject to prepayment risk or extension risk (i.e., the risk that borrowers will repay the loans earlier or later than anticipated). If the underlying mortgage assets experience faster than anticipated prepayments of principal, the Account could fail to recoup some or all of its initial investment in these securities, since the original price paid by the Account was based in part on assumptions regarding the receipt of interest payments. If the underlying mortgage assets are repaid later than anticipated, the Account could lose the opportunity to reinvest the anticipated cash flows at a time when interest rates might be rising. The rate of prepayments depends on a variety of geographic, social and other functions, including prevailing market interest rates and general economic factors. Further, it is possible that the U.S. Government may change its support of, and policies regarding, Fannie Mae and Freddie Mac and, thus, the Account may be unable to acquire agency mortgage-backed securities in the future. Even if the Account acquired such securities, such changes may result in a negative effect on the pricing of such securities. Other policy changes impacting Fannie Mae and Freddie Mac and/or U.S. Government programs related to mortgages that may be implemented in the future could create market uncertainty and affect the actual or perceived credit quality of issued securities, adversely affecting mortgage-backed securities through an increased risk of loss.

Importantly, the fair market value of these securities is also highly sensitive to changes in interest rates, liquidity of the secondary market and economic conditions impacting financial institutions and the credit markets generally. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments. Further, volatility and disruption in the mortgage market and credit markets generally may cause there to be a very limited or even no secondary market for these securities and they therefore may be harder to sell than other securities.
RISKS OF U.S. GOVERNMENT AGENCY SECURITIES AND CORPORATE OBLIGATIONS
The Account invests in securities issued by U.S. Government agencies and U.S. Government-sponsored entities. Some of these issuers may not have their securities backed by the full faith and credit of the U.S. Government, which could adversely affect the pricing and value of such securities. U.S. Government securities that are supported by the full faith and credit of the United States present limited credit risk compared to other types of debt securities but are not free of risk. Other U.S. Government securities are supported by the right of the agency or instrumentality to borrow an amount limited to a specific line of credit from the U.S. Treasury or by the discretionary authority of the U.S. Government to purchase financial obligations of the agency or instrumentality, which are thus subject to a greater amount of credit risk than those supported by the full faith and credit of the United States. Still other U.S. Government securities are only supported by the credit of the issuing agency or instrumentality which are subject to greater credit risk as compared to other U.S. Government securities. The maximum potential liability of the issues of some U.S. Government securities may exceed then current resources, including any legal right to support from the U.S. Treasury. Because the U.S. Government is not obligated by law to support an agency or instrumentality that it sponsors, or such agency’s or instrumentality’s securities, the Account only invests in U.S. Government securities when TIAA determines that the credit risk associated with the obligation is suitable for the Account. It is possible that issuers of U.S. Government securities will not have the funds to meet their payment obligations in the future. Uncertainty regarding the status of negotiations in the U.S. Congress to increase the statutory debt ceiling may increase the risk that the U.S. Government may default on payments on certain U.S. Government securities, including those held by the Account.
Also, the Account may invest in corporate obligations (such as commercial paper) and while the Account seeks out such holdings in short-term or intermediate-term, higher-quality liquid instruments, the ability of the Account to sell these securities may be uncertain, particularly when there are general dislocations in the finance or credit markets. Any such volatility could have a negative impact on the value of these securities. Further, transaction activity may fluctuate significantly from time to time, which could impair the Account’s ability to dispose of a security at a favorable time, regardless of the credit quality of the underlying issuer. Also, inherent with investing in any corporate obligation is the risk that the credit quality of the issuer will deteriorate, which could cause the obligations to be downgraded and hamper the value or the liquidity of these securities. Finally, any further downgrades or threatened downgrades of the credit rating for U.S. Government obligations generally could impact the pricing and liquidity of agency securities or corporate obligations in a manner which could impact the value of the Account’s units. On one occasion, the long-term credit rating of the United States has been downgraded by at least one leading rating agency as a result of disagreements within the U.S. Government over raising the debt ceiling to repay outstanding obligations. Similar situations in the future could result in higher interest rates, lower prices of U.S. Treasury securities and increase the costs of various kinds of debt, which may adversely affect the Account.
RISKS OF LIQUID INVESTMENTS
The Account’s investments in liquid investments, whether real estate-related securities (such as REITs, CMBS or some loans receivable) or non-real estate-related securities (such as ABS, cash equivalents and municipal bond securities and other government securities), and whether debt or equity, are subject to the following general risks:
Issuer Risk (often called Financial Risk). The risk that an issuer’s earnings or revenue prospects and overall financial position will deteriorate, causing a decline in the value of the issuer’s financial instruments over short or extended periods of time.
Credit Risk (a type of Issuer Risk). The risk that the issuer of fixed-income investments may not be able or willing to meet interest or principal payments when the payments become due.

Market Volatility, Liquidity and Valuation Risk (types of Market Risk). The risk that volatile or dramatic reductions in trading activity in securities make it difficult for the Account to properly value its investments and that the
Account may not be able to purchase or sell a securities investment at an attractive price, if at all. This risk is particularly acute to the extent the Account holds equity securities, which have experienced significant short-term price volatility in recent years.
Interest Rate Risk (a type of Market Risk). The risk that increases or volatility in interest rates can cause the prices of certain fixed-income investments to decline. This risk is heightened to the extent the Account invests in fixed-income investments and during periods when prevailing interest rates are low. As of the date of this Prospectus, interest rates in the United States and in certain foreign markets are at or near historic lows, which may increase the Account’s exposure to risks associated with rising interest rates. In general, changing interest rates could have unpredictable effects on the markets and may expose fixed-income and related markets to heightened volatility.
Active Management Risk. The risk that the Account’s strategy, investment selection or trading execution for securities, including REIT stocks and other equity securities, may cause the Account to underperform relative to a stated benchmark index or funds or accounts with similar investment objectives.
Prepayment Risk. The risk that, during periods of falling interest rates, borrowers may pay off their mortgage, auto or other loans sooner than expected, forcing the Account to reinvest the unanticipated proceeds at lower interest rates and resulting in a decline in income.
U.S. Government Securities Risk. Securities issued by the U.S. Government or one of its agencies or instrumentalities may receive varying levels of support from the U.S. Government, which could affect the Account’s ability to recover should they default. To the extent the Account invests significantly in securities issued or guaranteed by the U.S. Government or its agencies or instrumentalities, any market movements, regulatory changes or changes in political or economic conditions that affect the securities of the U.S. Government or its agencies or instrumentalities in which the Account invests may have a significant impact on the Account’s performance.
State and Municipal Investment Risk. Events affecting states and municipalities may adversely affect the Account’s investments and its performance. These events may include severe financial difficulties and continued budget deficits, economic or political policy changes, tax base erosion, state constitutional limits on tax increases, and changes in the credit ratings assigned to state and municipal issuers of debt instruments.
Deposit/Money Market Risk. The risk that, to the extent the Account’s cash held in bank deposit accounts exceeds federally insured limits as to that bank, the Account could experience losses if banks fail. In addition, there is some risk that investments held in money market accounts or funds can suffer losses.
Further, to the extent that a significant portion of the Account’s net assets at any particular time consist of cash, cash equivalents and non-real estate-related liquid securities, the Account’s returns may suffer as compared to the return that could have been generated by more profitable real estate-related investments. Such a potential negative impact on returns may be exacerbated in times of low prevailing interest rates payable on many classes of liquid securities, such as is the case as of the date hereof and which may persist in the future.
RISKS OF FOREIGN INVESTMENTS
In addition to other investment risks noted above, foreign investments present the following special risks:

•
The value of foreign investments or rental income can increase or decrease due to changes or fluctuations in foreign currency exchange rates, imposition of currency exchange control or market control regulations, possible expropriation or confiscatory taxation, political, social, diplomatic and economic developments and foreign regulations. The Account translates into U.S. dollars purchases and sales of securities, income receipts and expense payments made in foreign currencies at the exchange rates prevailing on the respective dates of the transactions. The effect of any changes in currency exchange rates on foreign debt investments and mortgage loans payable is included in the Account’s net realized and unrealized gains and losses. As such, fluctuations in currency exchange rates, even if hedged, may impair or reduce the Account’s returns and result in poorer overall performance of the Account than if it had not acquired such foreign investments or entered into any foreign currency hedging transactions.

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

•
We may invest from time to time in securities issued by (i) entities domiciled in foreign countries, (ii) domestic affiliates of such entities and/or (iii) foreign domiciled affiliates of domestic entities. Such investments could be subject to the risks associated with investments subject to foreign regulation, including political unrest or the seizure, expropriation, repatriation or nationalization of the issuer’s assets. These events could depress the value of such securities and/or make such securities harder to sell on favorable terms, if at all.

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

•
If interest rates are volatile during the loan period, the Account’s variable rate mortgage loans could have volatile yields. Further, to the extent the Account makes mortgage loans with fixed interest rates, it may receive lower yields than that which is then available in the market if interest rates rise generally.

Interest Rate Risk. The risk that the value or yield of fixed-income investments may decline if interest rates change. In general, when prevailing interest rates decline, the market values of outstanding fixed-income investments (particularly those paying a fixed rate of interest) tend to increase while yields on similar newly issued fixed-income investments tend to decrease, which could adversely affect the Account’s income. Conversely, when prevailing interest rates increase, the market values of outstanding fixed-income investments (particularly those paying a fixed rate of interest) tend to decline while yields on similar newly issued fixed income investments tend to increase. If a fixed-income investment pays a floating or variable rate of interest, changes in prevailing interest rates may increase or decrease the investment’s yield. Fixed-income investments with longer durations tend to be more sensitive to interest rate changes than shorter-term investments. Interest rate risk is generally heightened during periods when prevailing interest rates are low or negative. During periods of very low or negative interest rates, a fixed-income investment may not be able to maintain positive returns. In general, changing interest rates could have unpredictable effects on the markets and may expose fixed-income and related markets to heightened volatility.
Extension Risk. The risk that during periods of rising interest rates, borrowers pay off their mortgage loans later than expected, preventing the Account from reinvesting principal proceeds at higher interest rates, resulting in less income than potentially available. These risks are normally present in mortgage-backed securities and other ABS. For example, homeowners have the option to prepay their mortgages. Therefore, the duration of a security backed by home mortgages can lengthen depending on homeowner prepayment activity. A decline in the prepayment rate and the resulting increase in duration of fixed-income securities held by the Account can result in losses to the Account.
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
Risks of Investing in Domestic and Foreign Debt or Loans. The Account may invest from time to time in domestic and foreign mezzanine loans to entities which own real estate assets. Generally these loans will be secured by a pledge of the equity securities of the entity, but not by a first lien security interest in the property itself. As such, the Account’s recovery in the event of an adverse circumstance at the property (such as a default under a mortgage loan on the property) will be subordinated to the recovery available to the first lien mortgage lender(s) to the property. The Account’s remedy may solely consist of foreclosing on the equity interest in the entity owning the property, and that equity interest will be junior in right of recovery to a loan secured by the property owned by the entity. Also, as a subordinated lender, the Account may have limited rights to exercise control over the process by which the mortgage loan is restructured or the property is liquidated following a default. Any of these circumstances may result in the Account being unable to recover some or all of its original investment.
Risks of Currency Hedging Strategies for Foreign Debt or Loans. In managing any foreign debt or loans, the Account may use or enter into forward currency contracts, currency swaps and may buy or sell put and call options and futures contracts on foreign currencies as well as other derivatives transactions in order to hedge against the risks of exchange rate uncertainties and currency fluctuations impacting the Account’s foreign portfolio investments. Changes in exchange rates and exchange control regulations may increase or reduce the value of foreign mezzanine or other debt. Currency hedging and similar transactions involve special risks and may limit potential gains due to increases in a currency’s value. Unanticipated changes in interest rates, domestic or foreign securities prices or currency exchange rates may result in poorer overall performance of the Account than if it had not entered into any such currency-related transactions. In addition, the Account could incur additional costs of paying hedge unwind fees if it has to terminate cross-currency swaps prematurely due to early repayment of foreign mezzanine or other foreign debt. The Account does not intend to speculate in foreign currency exchange transactions or forward currency contracts.

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

RISKS OF SECURITIES LENDING
In lending its securities, the Account bears the market risk with respect to the investment of collateral and the risk the borrower or securities lending agent (the “Agent”) may default on its contractual obligations to the Account. Each Agent bears the risk that the borrower may default on its obligation to return the loaned securities as the Agent is contractually obligated to indemnify the Account if at the time of a default by a borrower some or all of the loaned securities have not been returned.
CONFLICTS OF INTEREST WITHIN TIAA
General. TIAA and its affiliates (including Nuveen Alternatives Advisors, LLC (“NAA”) and Teachers Advisors, LLC (“TAL”), its wholly owned subsidiaries and registered investment advisers, and Nuveen Real Estate, LLC (“NRE”), its wholly owned subsidiary) have interests in other real estate programs and accounts and also engage in other business activities. As such, they will have conflicts of interest in allocating their time between the Account’s business and these other activities. Also, the Account may be buying properties at the same time as TIAA affiliates that may have similar investment objectives to those of the Account. There is also a risk that TIAA will choose a property that provides lower returns to the Account than a property purchased by TIAA and its affiliates. Further, the Account will likely acquire properties in geographic areas where TIAA and its affiliates own or manage properties. In addition, the Account may desire to sell a property at the same time another TIAA affiliate is selling a property in an overlapping market. Conflicts could also arise because some properties owned or managed by TIAA and its affiliates may compete with the Account’s properties for tenants. Among other things, if one of the TIAA entities attracts a tenant that the Account is competing for, the Account could suffer a loss of revenue due to delays in locating another suitable tenant. TIAA has adopted allocation policies and procedures applicable to the purchasing conflicts scenario, but the resolution of such conflicts may be economically disadvantageous to the Account. As a result of TIAA’s and its affiliates’ obligations to TIAA itself and to other current and potential investment vehicles sponsored by TIAA affiliates with similar objectives to those of the Account, there is no assurance that the Account will be able to take advantage of every attractive investment opportunity that otherwise is in accordance with the Account’s investment objectives.
Liquidity Guarantee. In addition, as discussed elsewhere in this prospectus, the TIAA General Account provides a liquidity guarantee to the Account. While an independent fiduciary is responsible for establishing a “trigger point” (a percentage of TIAA’s ownership of liquidity units beyond which TIAA’s ownership may be reduced at the fiduciary’s direction), there is no express cap on the amount TIAA may be obligated to fund under this guarantee. Further, the Account’s independent fiduciary oversees any redemption of TIAA liquidity units. TIAA’s ownership of liquidity units (including the potential for changes in its levels of ownership in the future) from time to time could result in the perception that TIAA is taking into account its own economic interests while serving as investment manager for the Account. In particular, the value of TIAA’s liquidity units fluctuates in the same manner as the value of accumulation units held by all participants. Any perception of a conflict of interest could cause participants to transfer accumulations out of the Account to another investment option, which could have an adverse impact on the Account’s ability to act most optimally upon its investment strategy.
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
If the Account were obligated to register as an investment company, the Account would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things, limitations on capital structure, restrictions on certain investments, compliance with reporting, record-keeping, voting and proxy disclosure requirements and other rules and regulations that could significantly increase its operating expenses and reduce its operating flexibility. To maintain compliance with the exemptions from the Investment Company Act, the Account may be unable to sell assets it would otherwise want to sell and may be unable to purchase securities it would otherwise want to purchase, which might materially adversely impact the Account’s performance.
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
Cybersecurity failures by the Account or any of its service providers, or the issuers of any portfolio securities in which the Account invests (e.g., issuers of REIT stocks or debt securities), have the ability to result in disruptions to and impacts on business operations and may adversely affect the Account and the value of your accumulation units. Such disruptions or impacts may result in: financial losses; interference with the processing of contract transactions, including the processing of orders from TIAA’s website; interfere with the Account’s ability to calculate AUVs; barriers to trading and order processing; Account participants’ inability to transact business with the Account; violations of applicable federal and state privacy or other laws; regulatory fines, penalties, reputational damage, reimbursement or other compensation costs; or additional compliance costs. The Account may incur additional, incremental costs to prevent and mitigate the risks of cybersecurity attacks or incidents in the future. The Account and its participants could be negatively impacted by such cyber-attacks or incidents. Although the Account has established business continuity plans and risk-based processes and controls to address such cybersecurity risks, there are inherent limitations in such plans and systems in part due to the evolving nature of technology and cybersecurity attack tactics. As a result, it is possible that the Account or the Account’s service providers will not be able to adequately identify or prepare for all cybersecurity attacks. In addition, the Account cannot directly control the cybersecurity plans or systems implemented by its service providers.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.
THE PROPERTIES—GENERAL
In the table below, participants will find general information about each of the Account’s investments as of December 31, 2018. The Account’s investments include both properties that are wholly-owned by the Account and properties owned by the Account’s joint venture investments. Certain investments include a portfolio of properties.

Property	Location	Ownership Percentage	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (millions)
OFFICE PROPERTIES
1001 Pennsylvania Ave	Washington, D.C.	100.00%	1987	2004	780,294	78.7%	$47.75	$782.8	(4)
Fourth & Madison	Seattle, WA	100.00%	2002	2004	845,533	88.0%	30.38	580.0	(4)
99 High Street	Boston, MA	100.00%	1971	2005	730,168	92.0%	41.92	506.4	(4)
780 Third Avenue	New York, NY	100.00%	1984	1999	492,210	81.4%	56.68	418.7	(4)
701 Brickell Avenue	Miami, FL	100.00%	1986	2002	677,667	92.8%	29.80	394.3	(4)
Colorado Center	Santa Monica, CA	50.00%	1984	2004	1,117,647	95.7%	63.53	376.2	(5)
Lincoln Centre	Dallas, TX	100.00%	1984	2005	1,625,465	83.1%	24.08	372.6
55 Second Street	San Francisco, CA	100.00%	2002	2014	379,328	92.4%	45.66	368.2	(4)
Four Oaks Place	Houston, TX	51.00%	1983, 2016	2012	2,343,196	82.1%	25.78	344.6	(5)
1900 K Street, NW	Washington, D.C.	100.00%	1996	2004	345,781	94.4%	52.17	342.1	(4)
21 Penn Plaza	New York, NY	100.00%	1931, 2012-2014	2014	374,153	91.5%	54.36	317.8
Wilshire Rodeo Plaza	Beverly Hills, CA	100.00%	1935, 1984	2006	255,537	81.6%	69.01	312.4
Foundry Square II	San Francisco, CA	50.10%	2002	2014	508,527	100.0%	68.10	290.1
Fort Point Portfolio	Boston, MA	100.00%	1890-1920, 1986-2010	2016	406,857	90.9%	43.73	247.1
One Boston Place	Boston, MA	50.25%	1970	2002	805,589	80.6%	47.97	239.1
409 & 499 Illinois Street	San Francisco, CA	40.00%	2008, 2010	2015	463,985	99.0%	52.34	223.9
837 Washington Street	New York, NY	100.00%	1938, 2012-2014	2015	55,497	100.0%	175.17	222.0
225 Binney Street	Cambridge, MA	70.00%	2013	2015	305,212	100.0%	42.93	220.2
1401 H Street, NW	Washington, D.C.	100.00%	1992	2006	350,515	66.5%	52.50	209.5	(4)
501 Boylston	Boston, MA	50.10%	1940, 1961	2018	610,075	99.3%	50.99	195.6	(5)
88 Kearny Street	San Francisco, CA	100.00%	1986	1999	227,882	89.3%	63.55	189.1
Campus Pointe 1	San Diego, CA	45.00%	1980, 2012	2016	449,759	91.9%	40.30	153.7

Property	Location	Ownership Percentage	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (millions)
Campus Pointe 2 & 3	San Diego, CA	45.00%	1997, 2016	2016, 2017	305,006	100.0%	$37.75	$132.8
440 Ninth Avenue	New York, NY	88.52%	1927, 1999, 2016	2018	410,815	99.6%	40.30	121.4	(5)
Wilton Woods Corporate Campus	Wilton, CT	100.00%	1974, 2001	2001	531,606	79.1%	24.78	121.0
Pacific Plaza	San Diego, CA	100.00%	2000, 2002	2007	217,715	54.2%	36.92	116.5
The Ellipse at Ballston	Arlington, VA	100.00%	1989	2006	196,848	84.0%	39.86	82.4
1500 Owens	San Francisco, CA	49.90%	2009	2015	158,267	100.0%	52.11	78.8
Camelback Center	Phoenix, AZ	100.00%	2001	2007	232,550	84.2%	20.78	63.4
West Lake North Business Park	Westlake Village, CA	100.00%	2000	2004	197,366	96.8%	30.07	62.6
200 Middlefield Road	Menlo Park, CA	100.00%	1967, 2012-2013	2014	41,933	100.0%	75.40	61.8
The Hub	Long Island City, NY	95.00%	1924	2016	304,821	39.2%	14.46	59.2	(5)
3131 McKinney	Dallas, TX	100.00%	1984	2018	145,641	76.5%	25.53	49.7
8270 Greensboro Drive	McLean, VA	100.00%	2000	2005	158,341	84.2%	29.55	47.5
30700 Russell Ranch	Westlake Village, CA	100.00%	2000	2018	136,262	84.9%	31.12	34.6
817 Broadway	New York, NY	61.46%	1900	2016	139,410	22.9%	16.05	28.0	(5)
Campus Pointe 4	San Diego, CA	45.00%	1991, 2015	2017	44,034	—%	—	9.2
Subtotal—Office Properties						86.1%		$8,375.3
INDUSTRIAL PROPERTIES
Ontario Industrial Portfolio	Various, CA	100.00%	1997-1998	1998, 2000, 2004	3,361,599	100.0%	$4.89	$421.8
Dallas Industrial Portfolio	Dallas and Coppell, TX	100.00%	1997-2001	2000-2002	3,684,941	96.7%	3.46	222.3
Great West Industrial Portfolio	Rancho Cucamonga and Fontana, CA	100.00%	2004-2005	2008	1,358,925	100.0%	5.59	178.5
Cerritos Industrial Park	Cerritos, CA	100.00%	1970-1977	2012	934,213	98.4%	7.27	153.1
Pinto Business Park	Houston, TX	100.00%	2014, 2015, 2016	2015, 2016	1,641,141	68.5%	5.29	144.9
Southern CA RA Industrial Portfolio	Los Angeles, CA	100.00%	1982	2004	920,078	90.7%	6.97	143.4
Rainier Corporate Park	Fife, WA	100.00%	1991-1997	2003	1,104,399	94.9%	5.49	141.6
Seneca Industrial Park	Pembroke Park, FL	100.00%	1999-2001	2007	882,182	99.9%	7.16	117.5
Regal Logistics Campus	Seattle, WA	100.00%	1999-2004	2005	968,535	100.0%	3.48	109.1
Oakmont IE West Portfolio	Fontana, CA	100.00%	2014-2015	2015	709,941	100.0%	5.30	103.5
South River Road Industrial	Cranbury, NJ	100.00%	1999	2001	858,957	100.0%	5.52	102.5
Weston Business Center	Weston, FL	100.00%	1998-1999	2011	679,918	67.0%	8.96	97.8
Northern CA RA Industrial Portfolio	Oakland, CA	100.00%	1981	2004	657,602	93.6%	6.85	93.3
Shawnee Ridge Industrial Portfolio	Atlanta, GA	100.00%	2000-2005	2005	1,422,922	100.0%	3.70	89.2
Chicago Caleast Industrial Portfolio	Chicago, IL	100.00%	1974, 2005	2003	1,145,152	100.0%	4.32	82.8
Rancho Cucamonga Industrial Portfolio	Rancho Cucamonga, CA	100.00%	2000-2002	2000, 2001, 2002, 2004	573,000	100.0%	12.69	76.2
Northwest Houston Industrial Portfolio	Houston, TX	100.00%	1981	2014	1,010,912	85.4%	4.53	75.6
Frontera Industrial Business Park	San Diego, CA	100.00%	1989, 2015	2017	517,207	90.2%	6.92	74.0
Ontario Mills Industrial Portfolio	Ontario, CA	100.00%	2014	2014	435,733	100.0%	5.39	61.8
Stevenson Point	Newark, CA	100.00%	2000	2015	312,885	100.0%	11.14	61.3
Broward Industrial Portfolio	Various, FL	100.00%	Various	2017	401,368	80.6%	9.17	59.1

Property	Location	Ownership Percentage	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (millions)
200 Milik Street	Carteret, NJ	100.00%	2013	2015	232,134	100.0%	$11.16	$54.0
Pacific Corporate Park	Fife, WA	100.00%	2006	2012	388,783	100.0%	5.08	52.8
Pinnacle Industrial Portfolio	Grapevine, TX	100.00%	2003, 2004, 2006	2006	899,200	49.0%	3.87	51.2
Centre Pointe and Valley View	Los Angeles County, CA	100.00%	1965, 1989	2004	307,685	68.4%	8.80	51.2
Landover Logistics	Landover, MD	100.00%	2013	2014	360,550	46.4%	8.44	44.3
Northwest RA Industrial Portfolio	Seattle, WA	100.00%	1996	2004	312,321	100.0%	6.03	43.0
Northeast RA Industrial Portfolio	Boston, MA	100.00%	2000	2004	384,126	100.0%	6.44	42.0
Atlanta Industrial Portfolio	Lawrenceville, GA	100.00%	1996-1999	2000	495,440	97.4%	8.43	35.5
One Beeman Road	Northborough, MA	100.00%	1985	2017	342,900	100.0%	7.08	34.0
Otay Mesa Industrial Portfolio	San Diego, CA	100.00%	1989, 1999	2018	264,679	100.0%	4.46	29.4
Chicago Industrial Portfolio	Chicago, IL	100.00%	1997-2000	1998, 2000	334,824	94.7%	6.17	28.7
Beltway North Commerce Center	Houston, TX	100.00%	2014	2015	352,680	66.5%	4.66	26.3
12910 Mulberry Drive	Whittier, CA	100.00%	1961, 1972	2018	149,010	100.0%	7.89	21.7
10 New Maple Avenue	Pine Brook, NJ	100.00%	1973	2018	266,338	95.0%	5.72	18.0
Park 10 Distribution	Houston, TX	100.00%	1980	2014	152,638	44.2%	5.25	10.0
Subtotal—Industrial Properties						92.5%		$3,151.4
RETAIL PROPERTIES
Fashion Show	Las Vegas, NV	50.00%	1981	2016	1,899,675	98.7%	$70.50	$819.1	(5)
The Florida Mall	Orlando, FL	50.00%	1986	2002	1,071,832	94.9%	55.20	769.7	(5)
DDR Joint Venture	Various, U.S.A.	85.00%	Various	2007	8,080,144	92.8%	15.47	655.8	(5)
The Forum at Carlsbad	Carlsbad, CA	100.00%	2003	2011	265,719	97.7%	39.83	225.0	(4)
Miami International Mall	Miami, FL	50.00%	1982	2002	304,269	99.0%	66.40	170.3	(5)
Florida Retail Portfolio	Various, FL	80.00%	1974, 2005	2006	441,044	100.0%	25.24	156.0
West Town Mall	Knoxville, TN	50.00%	1972	2002	926,341	94.6%	24.70	154.3	(5)
Westwood Marketplace	Los Angeles, CA	100.00%	1950	2002	202,202	100.0%	30.25	142.0
Valencia Town Center	Valencia, CA	50.00%	1991	2012	1,077,109	86.1%	20.48	140.5	(5)
Bridgepointe Shopping Center	San Mateo, CA	100.00%	1998	2017	229,769	79.9%	24.39	125.0
Plaza America	Reston, VA	100.00%	1995	2014	164,398	92.7%	35.51	116.3
Marketfair	West Windsor, NJ	100.00%	1987	2006	242,730	97.2%	27.79	104.3
Charleston Plaza	Mountain View, CA	100.00%	2006	2012	132,590	100.0%	36.85	100.0
The Shops at Wisconsin Place	Chevy Chase, MD	100.00%	2007-2010	2012	117,202	96.5%	46.07	97.3	(6)
Publix at Weston Commons	Weston, FL	100.00%	2005	2006	126,922	94.3%	27.83	74.6
South Denver Marketplace	Denver, CO	100.00%	1996-1998	2013	261,135	100.0%	16.95	72.7
Pacific City	Huntington Beach, CA	70.00%	2015	2016	189,945	90.0%	36.00	59.5	(5)
32 South State Street	Chicago, IL	100.00%	1925	2016	96,354	100.0%	28.34	50.4	(4)
Southside at McEwen	Franklin, TN	100.00%	2012	2014	92,470	92.9%	25.20	48.6
401 West 14th Street	New York, NY	42.19%	1923, 2007	2014	62,200	92.1%	128.75	48.4	(5)
Riverchase Village	Hoover, AL	100.00%	1980, 2016	2018	175,673	94.4%	22.00	40.0
1619 Walnut Street	Philadelphia, PA	100.00%	1937, 2013	2013	34,047	100.0%	42.52	24.1
Subtotal—Retail Properties						94.1%		$4,193.9

Property	Location	Ownership Percentage	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (millions)
OTHER COMMERCIAL PROPERTIES
425 Park Avenue	New York, NY	100.00%	N/A	2011	N/A	N/A	N/A	$461.0
Storage Portfolio II	Various, U.S.A.	90.00%	Various	2017	2,668,499	94.4%	11.82	120.4	(5)
Storage Portfolio I	Various, U.S.A.	66.02%	1972, 1990	2003	1,681,524	93.5%	18.65	92.4	(5)
9625 Towne Centre Drive	San Diego, CA	49.90%	N/A	2017	N/A	N/A	N/A	45.5
Subtotal—Other Commercial Properties						94.0%		$719.3
Subtotal—Commercial Properties						91.5%		$16,439.9
RESIDENTIAL PROPERTIES
Simpson Housing Portfolio	Various, U.S.A.	80.00%	1998-2016	2018	N/A	97.2%	N/A	$400.1	(5)
Palomino Park	Highlands Ranch, CO	100.00%	1996-2001	2005	N/A	91.2%	N/A	348.0	(4)
The Colorado	New York, NY	100.00%	1987	1999	N/A	94.3%	N/A	254.9	(4)
The Woodley	Washington, D.C.	100.00%	2014	2014	N/A	95.3%	N/A	196.0
Stella	Marina Del Rey, CA	100.00%	2013	2013	N/A	94.7%	N/A	183.7
Mass Court	Washington, D.C.	100.00%	2004	2012	N/A	93.8%	N/A	166.1	(4)
Houston Apartment Portfolio	Houston, TX	100.00%	1984-2004	2006	N/A	91.8%	N/A	164.4
BLVD63	San Diego, CA	100.00%	2014	2016	N/A	99.7%	N/A	164.0
The Louis at 14th	Washington, D.C.	100.00%	2013-2014	2014	N/A	94.4%	N/A	162.0
Holly Street Village	Pasadena, CA	100.00%	1997	2013	N/A	95.2%	N/A	152.1	(4)
250 North 10th Street	Brooklyn, NY	100.00%	2014	2015	N/A	91.5%	N/A	151.0
Larkspur Courts	Larkspur, CA	100.00%	1991	1999	N/A	89.1%	N/A	146.0
The Legacy at Westwood	Los Angeles, CA	100.00%	2001	2002	N/A	93.0%	N/A	144.0	(4)
The Manor at Flagler Village	Fort Lauderdale, FL	100.00%	2014	2015	N/A	92.1%	N/A	137.1
The Palatine	Arlington, VA	100.00%	2008	2011	N/A	95.0%	N/A	122.0	(4)
MiMA	New York, NY	70.00%	2010	2012	N/A	99.6%	N/A	118.4	(5)
Union - South Lake Union	Seattle, WA	100.00%	2012	2015	N/A	92.6%	N/A	114.0	(4)
South Florida Apartment Portfolio	Boca Raton and Plantation, FL	100.00%	1986	2001	N/A	93.3%	N/A	108.7
Ashford Meadows Apartments	Herndon, VA	100.00%	1998	2000	N/A	93.0%	N/A	107.1	(4)
Regents Court	San Diego, CA	100.00%	2001	2002	N/A	90.8%	N/A	104.0	(4)
Casa Palma	Coconut Creek, FL	100.00%	2014	2015	N/A	90.3%	N/A	102.0
Circa Green Lake	Seattle, WA	100.00%	2009	2012	N/A	87.4%	N/A	98.2	(4)
803 Corday	Naperville, IL	100.00%	1999	2017	N/A	90.0%	N/A	94.2
Rancho Del Mar	San Clemente, CA	100.00%	1986	2018	N/A	90.0%	N/A	92.5
Township Apartments	Redwood City, CA	100.00%	2014	2014	N/A	96.2%	N/A	90.5	(4)
Oceano at Warner Center	Woodland Hills, CA	100.00%	2012	2013	N/A	92.6%	N/A	89.3
Fusion 1560	St. Petersburg, FL	100.00%	2011	2018	N/A	92.9%	N/A	82.0	(4)
Greene Crossing	Columbia, SC	100.00%	2015	2016	N/A	99.4%	N/A	75.1
The Residences at the Village of Merrick Park	Coral Gables, FL	100.00%	2003	2012	N/A	92.5%	N/A	72.7
Churchill on the Park	Dallas, TX	100.00%	1999	2018	N/A	86.6%	N/A	71.3
Biltmore at Midtown	Atlanta, GA	100.00%	2001	2018	N/A	86.6%	N/A	70.4	(4)
Centric Gateway	Charlotte, NC	100.00%	2017	2018	N/A	70.0%	N/A	70.0
Ascent at Windward	Alpharetta, GA	100.00%	1998	2018	N/A	91.2%	N/A	68.4	(4)
Lofts at SoDo	Orlando, FL	100.00%	2009	2018	N/A	93.2%	N/A	66.7	(4)

Property	Location	Ownership Percentage	Year Built	Year Purchased	Rentable Area (Sq. ft.)(1)	Percent Leased	Annual Avg. Base Rent Per Leased Sq. Ft.(2)	Fair Value(3) (millions)
Prescott Wallingford Apartments	Seattle, WA	100.00%	2012	2012	N/A	95.5%	N/A	$66.5
Carrington Park	Plano, TX	100.00%	1994	2018	N/A	93.1%	N/A	65.1
The Bridges	Minneapolis, MN	100.00%	2014	2017	N/A	99.7%	N/A	64.9
5 West	Tampa, FL	100.00%	2009	2018	N/A	89.6%	N/A	62.2
Allure at Camarillo	Camarillo, CA	100.00%	2003	2017	N/A	71.5%	N/A	61.8
Cherry Knoll	Germantown, MD	100.00%	1985	2018	N/A	98.3%	N/A	59.2	(4)
The Maroneal	Houston, TX	100.00%	1998	2005	N/A	92.6%	N/A	56.1
Westcreek	Westlake Village, CA	100.00%	1988	1997	N/A	96.0%	N/A	55.0
The Manor Apartments	Plantation, FL	100.00%	2013	2014	N/A	93.9%	N/A	52.9
Orion on Orpington	Orlando, FL	100.00%	2007	2017	N/A	99.7%	N/A	49.2
Cliffs at Barton Creek	Austin, TX	100.00%	1994	2013	N/A	91.9%	N/A	46.7
Aspen Heights	Austin, TX	97.00%	2018	2018	N/A	100.0%	N/A	42.3	(5)
The Cordelia	Portland, OR	100.00%	2014	2015	N/A	86.7%	N/A	41.7
The Knoll	Minneapolis, MN	100.00%	2013	2017	N/A	99.6%	N/A	36.1	(4)
The Ashton	Washington, D.C.	100.00%	2009	2015	N/A	91.8%	N/A	30.5
Park on Morton	Bloomington, IN	97.00%	2013	2018	N/A	100.0%	N/A	29.5	(5)
Cabana Beach San Marcos	San Marcos, TX	97.00%	2006, 2016-2017	2018	N/A	100.0%	N/A	23.0	(5)
The Forum - Sam Houston	Huntsville, TX	97.00%	2011	2018	N/A	100.0%	N/A	17.6	(5)
Subtotal—Residential Properties						93.8%		$5,447.2
Total—All Properties						92.1%		$21,887.1

(1)	The square footage is an approximate measure and is subject to periodic remeasurement.

(2)	Based on total contractual rent for leases existing as of December 31, 2018. The contractual rent can be either on a gross or net basis, depending on the terms of the leases.

(3)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(4)	Property is subject to a mortgage. The fair value shown represents the Account's interest gross of debt.

(5)	The fair value reflects the Account's interest in the joint venture and is net of debt.

(6)	Fair value shown reflects a retail property wholly-owned by the Account, as well as the Account's 33.33% interest in a joint venture investment.

Commercial (Non-Residential) Investments
Major Tenants: The following tables list the Account’s ten most significant tenants based on the total space they occupied as of December 31, 2018 in each of the Account’s commercial property types.

Major Office Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Office Properties	% of Total Rentable Area of Non-Residential Properties
BHP Petroleum (Americas), Inc. (1)	1,132,561	6.5%	1.7%
Crowell & Moring LLP (2)	399,471	2.3%	0.6%
Atmos Energy Corporation (2)	312,238	1.8%	0.5%
Biogen MA Inc (1)	305,212	1.8%	0.5%
Eli Lilly and Company (1)	305,006	1.8%	0.5%
Hulu LLC (1)	261,823	1.5%	0.4%
Fibrogen Inc (1)	238,707	1.4%	0.4%
Bank of New York Mellon (1)	226,165	1.3%	0.3%
McKenna Long and Aldridge LLP (2)	199,268	1.1%	0.3%
Edmunds (1)	195,594	1.1%	0.3%

Major Industrial Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Industrial Properties	% of Total Rentable Area of Non-Residential Properties
Wal-Mart Stores, Inc.(2)	1,099,112	3.4%	1.6%
Regal West Corporation (2)	968,535	3.0%	1.4%
Restoration Hardware, Inc.(2)	886,052	2.7%	1.3%
Kumho Tire U.S.A. Inc.(2)	830,485	2.6%	1.2%
Del Monte Fresh Product, N.A., Inc.(2)	689,660	2.1%	1.0%
R.R Donnelley & Sons Company (2)	659,157	2.0%	1.0%
Rheem Sales Company, Inc.(2)	656,600	2.0%	1.0%
Global Equipment Company, Inc.(2)	647,228	2.0%	1.0%
Campbell Soup Supply Company (2)	573,000	1.8%	0.8%
Meiko America, Inc.(2)	557,500	1.7%	0.8%

Major Retail Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Retail Properties	% of Total Rentable Area of Non-Residential Properties
Dick's Sporting Goods, Inc. (1)	614,282	3.4%	0.9%
Macy's Inc. (1)	496,603	2.8%	0.7%
Belk, Inc. (1)	372,812	2.1%	0.6%
Kohl's Corporation (1)	349,777	1.9%	0.5%
PetSmart, Inc. (3)	332,794	1.9%	0.5%
J.C. Penney Corporation, Inc (1)	330,096	1.8%	0.5%
Best Buy Co., Inc. (3)	313,219	1.7%	0.5%
Nordstrom Inc. (3)	304,610	1.7%	0.5%
Ross Stores, Inc. (1)	298,776	1.7%	0.4%
Bed Bath and Beyond Inc. (3)	274,897	1.5%	0.4%

(1)	Tenant occupied space within joint venture investments.

(2)	Tenant occupied space within wholly-owned investments.

(3)	Tenant occupied space within wholly-owned and joint venture investments.

The following tables list the rentable area for long term leases subject to expiring leases during the next ten years and an aggregate figure for expirations in 2029 and after, in the Account’s commercial (non-residential) properties that are both wholly-owned by the Account and held within the Account’s joint venture investments. While many of the leases contain renewal options with varying terms, these charts assume that none of the tenants exercise their renewal options, including those with terms that expired on December 31, 2018 or are month to month leases.
Office Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Base Rent Associated with Such Leases (millions)(1)	Expiring Rent as a % of Rental Income(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Office Properties Represented by Expiring Leases
2019	123	$28.7	1.7%	1,289,301	7.4%
2020	137	41.3	2.5%	1,539,330	8.9%
2021	121	45.9	2.8%	1,995,188	11.5%
2022	113	81.6	4.9%	1,416,807	8.2%
2023	84	45.5	2.8%	1,292,511	7.4%
2024	69	45.9	2.8%	1,506,181	8.7%
2025	55	53.6	3.2%	1,050,046	6.0%
2026	32	37.0	2.2%	1,223,712	7.0%
2027	18	27.4	1.7%	376,768	2.2%
2028	33	29.1	1.8%	1,123,860	6.5%
Thereafter	43	80.2	4.9%	1,843,661	10.6%
Total	828	$516.2	31.3%	14,657,365	84.4%
Industrial Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Base Rent Associated with Such Leases (millions)(1)	Expiring Rent as a % of Rental Income(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Industrial Properties Represented by Expiring Leases
2019	93	$7.2	0.4%	2,668,080	8.3%
2020	87	15.2	0.9%	6,243,867	19.4%
2021	89	18.4	1.1%	5,936,024	18.4%
2022	75	16.7	1.0%	6,352,736	19.7%
2023	54	14.9	0.9%	4,312,580	13.4%
2024	25	5.3	0.3%	1,495,055	4.6%
2025	10	4.4	0.3%	567,408	1.8%
2026	5	1.6	0.1%	739,076	2.3%
2027	7	1.9	0.1%	279,668	0.9%
2028	4	1.5	0.1%	292,297	0.9%
Thereafter	3	2.0	0.1%	25,476	0.1%
Total	452	$89.1	5.3%	28,912,267	89.8%

Retail Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Base Rent Associated with Such Leases (millions)(1)	Expiring Rent as a % of Rental Income(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Retail Properties Represented by Expiring Leases
2019	251	$15.9	1.0%	1,379,435	8.5%
2020	287	20.1	1.2%	1,920,561	11.9%
2021	281	19.4	1.2%	2,050,012	12.7%
2022	238	15.9	1.0%	2,265,522	14.0%
2023	266	20.6	1.2%	1,757,342	10.9%
2024	158	15.9	1.0%	1,221,979	7.5%
2025	139	18.9	1.1%	943,230	5.8%
2026	102	10.1	0.6%	954,474	5.9%
2027	82	7.3	0.4%	601,993	3.7%
2028	62	4.8	0.3%	492,399	3.0%
Thereafter	37	12.5	0.8%	1,461,244	9.0%
Total	1,903	$161.4	9.8%	15,048,191	92.9%

(1)	Includes base rent from wholly-owned properties and properties held through joint ventures.
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
The following table details the leasing activity during the year ended December 31, 2018.

Leasing Activity (sq. ft.)
Vacant space beginning of year	5,685,814
Vacant space acquired during the year	79,874
Vacant space disposed of during the year	(176,247)
Vacant space placed into service during the year	(8,116,911)
Expiring leases during the year	8,415,556
Vacant space end of year	5,888,086
Average remaining lease term*	46 months
*Includes office, industrial and retail properties.
Based on leases in place at December 31, 2018, leases representing approximately 7.9% of net rentable area are scheduled to expire throughout 2019. Rents associated with such lease expirations are generally at or below prevailing market rents in the Account’s primary metropolitan markets.
Residential Properties
The Account’s residential property investment portfolio consisted of 52 properties as of December 31, 2018, comprised of first class or luxury multi-family, garden, mid-rise, and high-rise apartment buildings, including six investments held in joint ventures. The portfolio contains approximately 20,976 units located in 17 states and the District of Columbia. The portfolio was 93.8% leased as of December 31, 2018. Twenty-three of the residential properties in the portfolio are subject to mortgages, including six joint venture investments. The complexes generally contain one to three bedroom apartment units with a range of amenities, such as patios or balconies, washers and dryers, and central air conditioning. Many of these apartment communities have on-site fitness facilities, including some with swimming pools. Rents on each of the properties tend to be comparable with competitive communities and are not subject to rent regulation. The Account is responsible for the expenses of operating its residential properties. As of December 31, 2018, the Account’s residential properties had an aggregate fair value of approximately $5.4 billion.
The following table contains detailed information regarding the apartment complexes in the Account’s portfolio as of December 31, 2018.

Property	Location	Number Of Units	Average Unit Size (Sq. Ft.)	Avg. Rent Per Unit/ Per Month
The Colorado	New York, NY	175	876	$6,313
The Legacy at Westwood	Los Angeles, CA	187	1,181	5,265
The Woodley	Washington, D.C.	212	1,117	4,631
MiMA	New York, NY	500	739	4,547
The Ashton	Washington, D.C.	49	1,600	4,515
250 North 10th Street	Brooklyn, NY	234	676	3,644
Township Apartments	Redwood City, CA	132	914	3,632
Stella	Marina Del Rey, CA	244	970	3,527
The Residences at the Village of Merrick Park	Coral Gables, FL	120	1,231	3,492
Larkspur Courts	Larkspur, CA	248	1,001	3,289
The Louis at 14th	Washington, D.C.	268	665	3,074
Mass Court	Washington, D.C.	371	834	2,792
The Palatine	Arlington, VA	262	1,055	2,691
Westcreek	Westlake Village, CA	126	951	2,673
The Manor at Flagler Village	Fort Lauderdale, FL	382	964	2,382
Regents Court	San Diego, CA	251	886	2,368
Holly Street Village	Pasadena, CA	374	879	2,358
The Manor Apartments	Plantation, FL	197	977	2,333
Circa Green Lake	Seattle, WA	199	765	2,319
Oceano at Warner Center	Woodland Hills, CA	244	935	2,266
Allure at Camarillo	Camarillo, CA	165	880	2,227
Union - South Lake Union	Seattle, WA	284	696	2,109
Casa Palma	Coconut Creek, FL	350	1,123	2,022
Simpson Housing Portfolio(1)	Various, U.S.A.	3,827	1,004	1,998
Rancho Del Mar	San Clemente, CA	250	841	1,947
Prescott Wallingford Apartments	Seattle, WA	154	665	1,928
The Cordelia	Portland, OR	135	667	1,838
Palomino Park(1)	Highlands Ranch, CO	1,184	1,100	1,804
Houston Apartment Porfolio(1)	Houston, TX	877	1,158	1,735
Ashford Meadows Apartments	Herndon, VA	440	1,050	1,713
Biltmore at Midtown	Atlanta, GA	276	766	1,651
Centric Gateway	Charlotte, NC	297	890	1,640
Lofts at SoDo	Orlando, FL	308	961	1,630
803 Corday	Naperville, IL	440	937	1,622
Cliffs at Barton Creek	Austin, TX	210	952	1,610
Fusion 1560	St. Petersburg, FL	325	833	1,606
The Maroneal	Houston, TX	309	928	1,590
Cherry Knoll	Germantown, MD	300	968	1,518
South Florida Apartment Portfolio(1)	Boca Raton and Plantation, FL	550	888	1,492
Ascent at Windward	Alpharetta, GA	328	1,075	1,413
5 West	Tampa, FL	318	978	1,380
BLVD 63(2)	San Diego, CA	330	428	1,335

Property	Location	Number Of Units	Average Unit Size (Sq. Ft.)	Avg. Rent Per Unit/ Per Month
Carrington Park	Plano, TX	364	936	$1,326
Churchill on the Park	Dallas, TX	448	868	1,277
Aspen Heights(2)	Austin, TX	166	357	1,113
Greene Crossing(2)	Columbia, SC	727	369	857
Park on Morton(2)	Bloomington, IN	473	1,412	812
The Forum - Sam Houston(2)	Huntsville, TX	294	522	716
Orion on Orpington(2)	Orlando, FL	624	324	639
Cabana Beach San Marcos(2)	San Marcos, TX	276	406	560
The Bridges(2)	Minneapolis, MN	720	262	514
The Knoll(2)	Minneapolis, MN	452	230	442

(1)	Represents a portfolio containing multiple properties.

(2)
Investment is a student housing asset. Units are rented per bedroom, and multiple bedrooms can exist in one apartment.  Average rent per month in the table above is reflective of average rent per bedroom.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S SECURITIES, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information. There is no established public trading market for securities issued by the Account. Accumulation units in the Account are sold to eligible participants at the Account’s current accumulation unit value, which is based on the value of the Account’s then current net assets, and are redeemable in accordance with the terms of the participant’s contract. For the period from January 1, 2018 to December 31, 2018, the high and low accumulation unit values for the Account were $418.185 and $397.520, respectively. For the period January 1, 2017 to December 31, 2017, the high and low accumulation unit values for the Account were $398.329 and $381.785, respectively.
Holders. The approximate number of Account contract owners at December 31, 2018 was 1,040,845.
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

	Years Ended December 31,
	2018	2017	2016	2015	2014
Investment income:
Real estate income, net	$561.8	$582.0	$546.4	$486.2	$457.0
Income from real estate joint ventures and limited partnerships	204.7	214.1	161.8	140.1	148.1
Dividends and interest	171.2	80.4	58.9	57.6	47.7
Total investment income	937.7	876.5	767.1	683.9	652.8
Expenses	192.8	205.2	202.0	182.9	163.0
Investment income, net	744.9	671.3	565.1	501.0	489.8
Net realized and unrealized gains on investments and mortgage loans payable	436.7	387.1	619.8	1,145.4	1,628.4
Net increase in net assets resulting from operations	1,181.6	1,058.4	1,184.9	1,646.4	2,118.2
Participant transactions, net	(281.6)	(420.5)	759.8	884.6	802.9
Net increase in net assets	$900.0	$637.9	$1,944.7	$2,531.0	$2,921.1

	Years Ended December 31,
	2018	2017	2016	2015	2014
Total assets	$28,818.2	$27,453.6	$26,985.2	$24,399.4	$22,408.7
Total liabilities	2,975.6	2,511.0	2,680.5	2,039.4	2,579.7
Total net assets	$25,842.6	$24,942.6	$24,304.7	$22,360.0	$19,829.0
Number of per accumulation unit amounts	60.7	61.3	62.4	60.4	57.9
Net asset value, per accumulation unit	$417.416	$398.329	$381.636	$362.773	$335.393
Mortgage loans payable	$2,608.0	$2,238.3	$2,332.1	$1,794.4	$2,373.8

Quarterly Selected Financial Data
The following quarterly selected unaudited financial data for each full quarter of 2018 and 2017 are derived from the Consolidated Financial Statements of the Account for the years ended December 31, 2018 and 2017 (millions).

	2018				Year Ended December 31, 2018
	For the Three Months Ended
	March 31	June 30	September 30	December 31
Investment income, net	$179.9	$200.6	$178.0	$186.4	$744.9
Net realized and unrealized gain on investments and mortgage loans payable	55.0	204.8	119.2	57.7	436.7
Net increase in net assets resulting from operations	$234.9	$405.4	$297.2	$244.1	$1,181.6
Total return	0.95%	1.63%	1.17%	0.95%	4.79%

	2017				Year Ended December 31, 2017
	For the Three Months Ended
	March 31	June 30	September 30	December 31
Investment income, net	$139.2	$166.0	$180.6	$185.5	$671.3
Net realized and unrealized gain on investments and mortgage loans payable	135.1	32.3	86.2	133.5	387.1
Net increase in net assets resulting from operations	$274.3	$198.3	$266.8	$319.0	$1,058.4
Total return	1.13%	0.81%	1.08%	1.29%	4.37%
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
Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the year or quarter ended December 31, 2018 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.
2018 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
Economic Overview and Outlook
Key Macro Economic Indicators*

		Actuals				Forecast
	2018	1Q 2018	2Q 2018	3Q 2018	4Q 2018	2019	2020
Economy(1)
Gross Domestic Product ("GDP")	3.2%	2.2%	4.2%	3.4%	1.9%	2.5%	1.9%
Employment Growth (Thousands)	2,638	655	651	568	695	2,590	1,800
Unemployment Rate	3.9%	4.1%	4.0%	3.7%	3.9%	4.4%	4.1%
Interest Rates(2)
10 Year Treasury	3.0%	2.8%	2.9%	2.9%	3.0%	3.0%	3.1%
Sources: Blue Chip Economic Indicators, Blue Chip Financial Forecasts, BEA, Bureau of Labor Statistics, Federal Reserve and Moody's Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while average annual values represent a twelve-month average.

(2)	The Treasury rates are an average over the stated period.
The Federal Open Market Committee ("Committee") voted in December to raise the target range for the federal funds rate to 2.25% - 2.50%, an increase from 1.25% - 1.50% on January 1, 2018, due to strength in the labor market and a continued rise in economic activity as indicated in the December meeting minutes. Moving forward, the Committee will continue to assess realized and expected economic conditions relative to employment and 2.0% inflation objectives.

Consumer spending increased in the fourth quarter after rising at a similar pace in the third quarter and has grown every month in 2018. In the near term, gains in employment, real disposable income, and households’ net worth continue to be supportive of solid personal consumption expenditures growth. Consumer and business confidence remains high, and unemployment rates have fallen to the lowest rates over the last ten years. These favorable factors are expected to favorably impact GDP in 2019, although the rate of growth in the near term is expected to slow due to the lack of tax-related fiscal stimulus that existed in 2018 and the continued rise of interest rates. GDP is expected to slow to a 2.5% rate in 2019 and a 1.9% rate in 2020.
Real Estate Market Conditions and Outlook
Commercial real estate conditions remained steady throughout 2018. Tenant demand increased and was strong enough to support year-over-year vacancy rate improvements across the office, industrial, retail and multi-family sectors. Real Capital Analytics (“RCA”) reported that sales of office, industrial, retail, and multi-family properties totaled $136.8 billion during fourth quarter 2018, a 2.5% decrease quarter-over-quarter and a 13.9% increase year-over-year. Property pricing as calculated by the Green Street Advisor Commercial Property Price Index (“CPPI”) increased 0.3% during the fourth quarter and 1.9% on a year-over-year basis. Property pricing has remained relatively flat throughout 2018.
Expected GDP growth of 2.5% and 1.9% during 2019 and 2020, respectively, is a sign the economy is anticipated to slow. Geopolitical uncertainties along with rising interest rates remain key economic headwinds. However, these risks have been largely mitigated by a healthy labor market and strong consumer confidence, which thus far have shown no signs of moderating in the near term. Moreover, real estate’s sensitivity to interest rate movements should be tempered by net operating income growth from stronger tenant demand and favorable supply/demand fundamentals. Consequently, real estate market conditions should remain relatively stable throughout 2019.
For the quarter ending December 31, 2018, the NCREIF Fund Index Open-End Diversified Core Equity (“NFI-ODCE”) Equal Weight total return, net of fees decreased from 1.88% in the third quarter to 1.39% in the fourth quarter. For the year, the NFI-ODCE Equal Weight total return, net of fees was 7.30%. The Account’s directly held real estate property assets generated a 1.68% total return during the fourth quarter. Total returns were positive for the 35th consecutive quarter.

Data for the Account’s top five markets in terms of market value as of December 31, 2018 are provided below. The five markets presented below represent 43.8% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 92.1% leased.

Top 5 Metro Areas by Fair Value	Account % Leased Fair Value Weighted*	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio**	Metro Area Fair Value as a % of Total Investments**
Washington-Arlington-Alexandria, DC-VA-MD-WV	85.3%	13	11.0%	8.5%
New York-Jersey City-White Plains, NY-NJ	91.8%	14	10.9%	8.3%
Los Angeles-Long Beach-Glendale, CA	91.8%	15	9.5%	7.3%
San Francisco-Redwood City-South San Francisco, CA	94.5%	8	6.5%	5.0%
Boston, MA	91.2%	6	5.9%	4.5%
*Weighted by fair value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair value of the Account’s monetary investments in those markets.
**Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.
Office
Leasing in the office sector is historically driven by companies involved in the professional and business services sector, with technology-related companies included within this classification. The sector added 87,000 jobs during the fourth quarter, including 7,000 from the financial services sector. Consistent with the impact of jobs added during the fourth quarter, nationwide office vacancy decreased to 12.6% in the fourth quarter as compared to 12.8% in the previous quarter, as reported by CB Richard Ellis Econometric Advisors ("CBRE-EA"). The lowest vacancy rates nationwide continue to be present in markets with a strong technology and research presence (e.g., San Francisco, Seattle). The vacancy rate for the Account declined to 13.9% in the fourth quarter from 14.2% in the previous quarter, driven by the addition of an office property located in the New York metro in the fourth quarter that was almost fully leased at acquisition. The vacancy rate in Washington, D.C. is above the market average, driven by elevated vacancy rates at the Account's two largest properties in the metro area due to recently expired leases. Signed leases scheduled to begin in the first and second quarters of 2019 are expected to bring the Account's vacancy in this metro area back to the market average in the latter half of 2019. The office vacancy rate in the New York metro improved in the fourth quarter of 2018 due to property acquisitions in New York, but the overall vacancy rate in the market remains elevated due to two properties undergoing redevelopment which is expected to continue through 2019 and into 2020. The Account's overall vacancy rate for the office portfolio, excluding the two New York properties under redevelopment, is in line with the overall office sector market average of 12.6%.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2018 Q4	2018 Q3	2018 Q4	2018 Q3
Account / Nation			13.9%	14.2%	12.6%	12.8%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,464.3	5.1%	19.7%	18.1%	14.9%	14.9%
San Francisco-Redwood City-South San Francisco, CA	1,211.7	4.3%	3.2%	3.7%	5.5%	6.0%
Boston, MA	1,188.3	4.2%	10.0%	11.7%	9.4%	9.2%
New York-Jersey City-White Plains, NY-NJ	1,167.0	4.1%	23.5%	30.0%	9.3%	9.1%
Los Angeles-Long Beach-Glendale, CA	751.2	2.6%	6.5%	8.3%	12.9%	13.6%
*Source: CBRE-EA. Market vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the square foot-weighted percentage of unleased space.

Industrial
Industrial market conditions are primarily influenced by GDP growth, international trade, and consumer spending, especially e-commerce sales. Tariffs enacted in 2018 on goods exchanged with the United States' largest trading partner, China, has been a notable headwind to international trade. Despite the protectionist measures, demand for industrial space has remained resilient as the national industrial availability rate decreased for the 34th consecutive quarter to 7.0% in the fourth quarter from 7.1% in the third quarter, as reported by CBRE-EA. American consumers continue to shift retail purchases to e-commerce platforms, a trend which generally has a favorable impact on the industrial sector. E-commerce in 2018 was the highest year on record as a percent of total retail sales, as measured by the U.S. Department of Commerce, and this trend is expected to continue over the long term. A strong pipeline of new industrial construction is expected to close much of the demand-supply gap in the sector over the coming months, but rising wages, a strong US dollar, and steady consumer spending are expected to support continued growth for the sector in 2019. The Account's average industrial vacancy rate declined to 7.5% in the fourth quarter from 7.7% in the previous quarter, driven by the purchase of two industrial properties fully leased at acquisition. Vacancy in the Los Angeles metro increased from the third quarter due to a lease expiration. Demand for the vacated space has been strong and the space is expected to be leased in early 2019. Elevated vacancy in the Dallas metro area is reflective of several short-term leases expiring at one of the Account's properties in the market. The vacant space is expected to be redeployed in the near-term with tenant leases of a longer duration. Elevated vacancy in the Fort Lauderdale metro area will continue until at least the second quarter of 2019, when a significant lease is set to commence at one of the Account's properties.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2018 Q4	2018 Q3	2018 Q4	2018 Q3
Account / Nation			7.5%	7.7%	7.0%	7.1%
Riverside-San Bernardino-Ontario, CA	$841.8	3.0%	0.0%	0.0%	6.0%	5.9%
Los Angeles-Long Beach-Glendale, CA	369.4	1.3%	8.5%	5.2%	4.5%	4.5%
Tacoma-Lakewood, WA	346.6	1.2%	2.0%	2.0%	4.6%	4.8%
Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	274.4	1.0%	15.4%	15.4%	5.6%	5.4%
Dallas-Plano-Irving, TX	273.5	1.0%	12.7%	12.7%	9.3%	9.1%
*Source: CBRE-EA. CBRE-EA considers Tacoma part of the Seattle industrial market. Market availability rates reflect the Seattle total. Market availability is the percentage of space available for rent. The Account's vacancy is the square foot-weighted percentage of unleased space.
Multi-Family
Apartment demand is generated by a combination of economic, demographic and socio-economic factors including job growth, household formations, and trends in the U.S. homeownership rate. The national apartment vacancy rate fell to the lowest level since 2001 to 4.0% in the fourth quarter, down from 4.2% in the third quarter, as reported by CBRE-EA. Despite a significant amount of new construction absorbing into many markets in 2018, demand for apartment space has remained strong, supported by continued job and wage growth. The vacancy rate of the Account’s apartment properties decreased to 6.2% in the fourth quarter of 2018 as compared with 6.8% in the third quarter, primarily driven by the lease up of a newly constructed apartment property. The Account's overall vacancy among apartments has trended above the market average over the last few quarters, primarily due to renovation efforts at multiple properties across the portfolio to improve the long term value of the properties. Renovations will continue in 2019 as units become available from expiring leases, which will likely keep overall apartment vacancy higher than the market average in the near term.

			Account Units Weighted Average Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2018 Q4	2018 Q3	2018 Q4	2018 Q3
Account / Nation			6.2%	6.8%	4.0%	4.2%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$783.8	2.8%	6.0%	8.1%	4.3%	4.7%
Los Angeles-Long Beach-Glendale, CA	685.3	2.4%	6.7%	7.6%	3.1%	3.6%
New York-Jersey City-White Plains, NY-NJ	524.3	1.8%	3.5%	6.2%	2.6%	3.1%
Denver-Aurora-Lakewood, CO	404.4	1.4%	7.4%	4.9%	4.5%	4.9%
San Diego-Carlsbad, CA	320.9	1.1%	5.6%	4.3%	3.6%	3.7%
*Source: CBRE-EA. Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units.
Retail
Retail demand in the Account's portfolio is driven by US consumers, whose willingness to spend directly correlates with retailers' need for domestic rental space. Preliminary data from the U.S. Census Bureau indicate that retail sales excluding motor vehicles and parts increased 5.5% in 2018 as compared to 2017. Disruption from e-commerce continues to challenge the overall retail market. Retail properties in suboptimal locations or with a poor tenant mix are especially compromised as the market evolves, but well-positioned properties continue to show strength due to continued demand for premier retail space. The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers. Moreover, the retail portfolio is managed proactively to minimize significant exposure to financially compromised retailers. The vacancy rate for the Account's retail portfolio increased to 5.9% in the fourth quarter from 5.4% in the third quarter due, primarily due to the departure of a junior anchor tenant at one of the Account's properties at the expiration of the lease. Active negotiations for a replacement tenant are in the final stages and the space is expected to be redeployed in the latter half of 2019. Despite the increase in vacancy, the Account's retail portfolio maintains a vacancy rate below the market average across all retail types. This trend is expected to continue over the long term due to the healthy underlying characteristics of the Account's portfolio, such as a diverse mix of high quality tenants in favorable geographic locations.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
	Total by Retail Type ($M)	% of Total Investments	2018 Q4	2018 Q3	2018 Q4	2018 Q3
National Retail			5.9%	5.4%	6.3%	6.4%
Lifestyle & Mall	$2,540.1	60.6%	4.8%	5.0%	5.3%	5.8%
Neighborhood, Community & Strip**	1,061.3	25.3%	7.1%	6.3%	9.0%	9.1%
Power Center**	592.6	14.1%	4.2%	2.1%	6.9%	6.8%
*Source: CBRE-EA. Market vacancy is the percentage of space available for rent. The Account's vacancy is the square foot-weighted percentage of unleased space.
**The Power Center designation is reserved for properties with three or more anchor units. Anchor units are leased to large retailers such as department stores, home improvement stores, and warehouse clubs. Properties with the Neighborhood, Community and Strip designation consist of two or less anchor units.

INVESTMENTS
As of December 31, 2018, the Account had total net assets of $25.8 billion, a 3.6% increase from December 31, 2017.
As of December 31, 2018, the Account held 76.8% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 7.2% of total investments, U.S. Treasury securities representing 7.2% of total investments, real estate-related equity securities representing 5.0% of total investments, loans receivable representing 3.2% of total investments, and real estate limited partnerships representing 0.6% of total investments.
The outstanding principal on mortgage loans payable on the Account’s wholly-owned real estate portfolio as of December 31, 2018 was $2.7 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $3.2 billion, which is netted against the underlying properties when determining the joint venture investments fair value presented on the Consolidated Schedules of Investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of December 31, 2018 was $5.9 billion, which represented a loan-to-value ratio of 18.5%. As of December 31, 2018, the Account has no active loans outstanding on the unsecured line of credit.
Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, Fashion Show, located in Las Vegas, NV, represented 4.9% of total real estate investments and 3.9% of total investments. The Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes (i) have maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with the Account’s intent to diversify the Account by property type and geographic location (including reallocating the Account’s exposure to or away from certain property types in certain geographic locations), or (v) otherwise do not satisfy the investment objectives of the Account. Management, from time to time, will evaluate the need to manage liquidity in the Account as part of its analysis as to whether to undertake a particular asset sale. The Account may reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., participant withdrawals or benefit payments).
The following charts reflect the diversification of the Account's real estate assets by region and property type and the Account's ten largest investments based on fair value at December 31, 2018.

Diversification by Fair Value(1)
	West	East	South	Midwest	Total
Office	13.9%	19.0%	5.3%	—%	38.2%
Apartment	9.6%	7.5%	6.6%	1.0%	24.7%
Retail	7.7%	3.1%	7.9%	0.8%	19.5%
Industrial	8.3%	1.3%	4.2%	0.5%	14.3%
Other(2)	0.6%	2.5%	0.1%	0.1%	3.3%
Total	40.1%	33.4%	24.1%	2.4%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interests in Storage Portfolio investments, a fee interest encumbered by a ground lease real estate investment and land.
Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY
Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV
Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX
Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Fashion Show	50%	Las Vegas	NV	Retail	$1,218.1	$412.2	$805.9	4.9%	3.9%
DDR	85%	Various	U.S.A.	Retail	1,179.1	537.8	641.3	4.7%	3.7%
The Florida Mall	50%	Orlando	FL	Retail	925.8	160.9	764.9	3.7%	2.9%
Simpson Housing Portfolio	80%	Various	U.S.A.	Apartment	786.8	391.9	394.9	3.1%	2.5%
1001 Pennsylvania Avenue	100%	Washington	D.C.	Office	782.8	317.8	465.0	3.1%	2.5%
Colorado Center	50%	Santa Monica	CA	Office	609.9	258.3	351.6	2.4%	1.9%
Fourth and Madison	100%	Seattle	WA	Office	580.0	280.9	299.1	2.3%	1.8%
99 High Street	100%	Boston	MA	Office	506.4	265.1	241.3	2.0%	1.6%
425 Park Avenue	100%	New York	NY	Ground Lease	461.0	—	461.0	1.8%	1.5%
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	421.8	—	421.8	1.7%	1.3%

(1)	The Account's share of the fair value of the property investment, gross of debt.

(2)	Debt fair values are presented at the Account's ownership interest.

(3)	The Account's share of the fair value of the property investment, net of debt.

(4)	Total real estate portfolio is the aggregate fair value of the Account's wholly-owned properties and the properties held within a joint venture, gross of debt.

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

Property Investments Acquired in 2018 (millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Purchase Price (less closing costs)	Mortgage Debt
Wholly-Owned
30700 Russell Ranch	100.00%	Office	Westlake Village	CA	$32.8	$—
Carrington Park	100.00%	Apartments	Plano	TX	64.2	—
Churchill on the Park	100.00%	Apartments	Dallas	TX	71.2	—
Lofts at SoDo	100.00%	Apartments	Orlando	FL	66.7	35.1
Biltmore at Midtown	100.00%	Apartments	Atlanta	GA	69.5	36.4
3131 McKinney	100.00%	Office	Dallas	TX	47.8	—
Cherry Knoll	100.00%	Apartments	Germantown	MD	58.8	35.3
Centric Gateway	100.00%	Apartments	Charlotte	NC	68.9	—
Ascent at Windward	100.00%	Apartments	Alpharetta	GA	67.8	34.6
Fusion 1560	100.00%	Apartments	St. Petersburg	FL	81.3	37.4
10 New Maple Avenue	100.00%	Industrial	Pine Brook	NJ	18.2	—
Otay Mesa Industrial Portfolio	100.00%	Industrial	San Diego	CA	28.7	—
Rancho Del Mar	100.00%	Apartments	San Clemente	CA	92.6	—
Riverchase Village	100.00%	Retail	Hoover	AL	39.1	—

Property Investments Acquired in 2018 (millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Purchase Price (less closing costs)	Mortgage Debt
12910 Mulberry Drive	100.00%	Industrial	Whittier	CA	$21.6	$—
5 West	100.00%	Apartments	Tampa	FL	62.0	—
Total Wholly-Owned					$891.2	$178.8
Joint Ventures
West Town Mall(1)	50.00%	Retail	Knoxville	TN	$5.0	$—
Park on Morton	97.00%	Apartments	Bloomington	IN	54.3	26.9
The Forum - Sam Houston	97.00%	Apartments	Huntsville	TX	32.2	15.9
T-C 501 Boylston Street Member, LLC (2)	50.10%	Office	Boston	MA	284.2	108.5	(3)
Aspen Heights	97.00%	Apartments	Austin	TX	80.6	40.0
Cabana Beach San Marcos	97.00%	Apartments	San Marcos	TX	45.9	22.8
Simpson Housing Portfolio	80.00%	Apartments	Various	U.S.A.	781.1	392.0
440 Ninth Avenue	88.52%	Office	New York	NY	239.3	121.3
Total Joint Ventures					$1,522.6	$727.4
Total					$2,413.8	$906.2

Property Investments Sold in 2018 (millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Sales Price (less selling expense)(5)	Mortgage Loan Payoff
Wholly-Owned
Urban Centre	100.00%	Office	Tampa	FL	$141.1	$—
Chicago Industrial Portfolio (4)	100.00%	Industrial	Joliet	IL	72.1	—
430 West 15th Street	100.00%	Office	New York	NY	152.4	—
Millennium Corporate Park	100.00%	Office	Redmond	WA	149.8	—
Amazon Distribution Center	100.00%	Industrial	Teterboro	NJ	147.1	—
Castro Station	100.00%	Office	Mountain View	CA	178.2	—
501 Boylston Street (2)	100.00%	Office	Boston	MA	582.6	216.5	(3)
The Corner	100.00%	Apartments	New York	NY	218.4	105.0
Total Wholly-Owned					$1,641.7	$321.5
Joint Ventures
400 Fairview	90.00%	Office	Seattle	WA	$298.0	$—
Miami International Mall (4)	50.00%	Retail	Miami	FL	4.1	—
Commerce LIC	97.50%	Industrial	Long Island City	NY	67.6	—
Total Joint Ventures					$369.7	$—
Total					$2,011.4	$321.5

(1)	The Account purchased a 50.0% interest in a building through it's West Town Mall, LLC joint venture investment.

(2)
On August 21, 2018, the Account sold off 49.9% of its ownership in 501 Boylston Street to Norges Bank ("Norges"), with the Account retaining ownership of the remaining 50.1%. Concurrent with this sale, Norges and the Account formed the joint venture T-C 501 Boylston Street Member, to hold their joint ownership of the property, with Norges contributing 49.9% interest and the Account contributing the remaining 50.1% interest.

(3)	Represents the transfer of the debt on 501 Boylston Street to the new joint venture with Norges, T-C 501 Boylston Street Member, LLC, of which the Account owns 50.1%.

(4)	Partial sale of properties or land held within this investment.

(5)	The net sales price represents the Account's interest.

Results of Operations
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net Investment Income
The following table shows the results of operations for the years ended December 31, 2018 and 2017 and the dollar and percentage changes for those periods (millions).

	Years Ended December 31,		Change
	2018	2017	$	%
INVESTMENT INCOME
Real estate income, net
Rental income	$1,083.2	$1,059.6	$23.6	2.2%
Real estate property level expenses:
Operating expenses	228.6	221.2	7.4	3.3%
Real estate taxes	178.9	166.7	12.2	7.3%
Interest expense	113.9	89.7	24.2	27.0%
Total real estate property level expenses	521.4	477.6	43.8	9.2%
Real estate income, net	561.8	582.0	(20.2)	(3.5)%
Income from real estate joint ventures and limited partnerships	204.7	214.1	(9.4)	(4.4)%
Interest	120.4	54.1	66.3	122.6%
Dividends	50.8	26.3	24.5	93.2%
TOTAL INVESTMENT INCOME	937.7	876.5	61.2	7.0%
Expenses
Investment management charges	62.1	72.0	(9.9)	(13.8)%
Administrative charges	50.9	59.3	(8.4)	(14.2)%
Distribution charges	28.0	25.7	2.3	8.9%
Mortality and expense risk charges	1.3	1.2	0.1	8.3%
Liquidity guarantee charges	50.5	47.0	3.5	7.4%
TOTAL EXPENSES	192.8	205.2	(12.4)	(6.0)%
INVESTMENT INCOME, NET	$744.9	$671.3	$73.6	11.0%
N/M—Not meaningful
The table below illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the entirety of each respective year, "same property," as compared to the comparative increases or decreases associated with the acquisition and disposition of properties throughout each respective year.

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Same Property	$922.7	$912.0	$10.7	1.2%	$197.9	$191.6	$6.3	3.3%	$154.7	$145.9	$8.8	6.0%
Properties Acquired	81.7	13.4	68.3	N/M	17.2	1.8	15.4	N/M	14.0	2.0	12.0	N/M
Properties Sold	78.8	134.2	(55.4)	N/M	13.5	27.8	(14.3)	N/M	10.2	18.8	(8.6)	N/M
Impact of Properties Acquired/Sold	160.5	147.6	12.9	N/M	30.7	29.6	1.1	N/M	24.2	20.8	3.4	N/M
Total Property Portfolio	$1,083.2	$1,059.6	$23.6	2.2%	$228.6	$221.2	$7.4	3.3%	$178.9	$166.7	$12.2	7.3%
N/M—Not meaningful

Rental Income:
Rental income increased $23.6 million, or 2.2%, as a result of net acquisition activity and an increase in income generated by the Account's properties. The increase in income was driven by rising market rents, expiring rent concessions and improved occupancy. The largest increases were concentrated in the apartment and industrial sectors of the Western region, most notably in California.
Operating Expenses:
Operating expenses increased $7.4 million, or 3.3%, as a result of increases in operating expenses paired with the impact of net acquisition activity. Increases in operating expenses among the Account's largest office properties were a key driver, as well as modest increases across the Account's apartment portfolio. Operating expenses as a percentage of rental income remained relatively flat year-over-year.
Real Estate Taxes:
Real estate taxes increased $12.2 million, or 7.3%, as a result of rising property tax assessments across the Account's portfolio, most notably within the office and apartment sectors coupled with net acquisition activity.
Interest Expense:
Interest expense increased $24.2 million, or 27.0%, primarily due to higher average outstanding principal balances on mortgage loans outstanding.
Income from Real Estate Joint Ventures and Limited Partnerships:
Income from real estate joint ventures and limited partnerships decreased $9.4 million, or 4.4%, due to lower distributions received in 2018, primarily from a large office joint venture in Texas. Although distributed income declined year-over-year from the venture, overall income from the venture was flat. Undistributed income will be released to the Account in future quarters.
Interest and Dividend Income:
Interest income increased significantly as a result of growth in the Account’s loans receivable portfolio during 2018, which added eleven new loans in 2018. The increase was also attributed to higher yields on the Account's investments in short term securities such as U.S. Treasuries, due to rising interest rates throughout the year. Dividend income increased due to a larger REIT portfolio and an increase in dividend yields in 2018.
Expenses:
Investment management, administrative and distribution charges are costs charged to the Account associated with managing the Account. Investment advisory charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. These expenses decreased $16.0 million, or 10.2%, from the prior year primarily as result of cost reduction efforts by TIAA.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually; the current rates are effective May 1, 2018 through April 30, 2019, and are charged at a fixed rate based on the Account’s net assets. These expenses increased $3.6 million or 7.5% as a result of the increase in overall net assets of the Account, in addition to an increase in the fixed rate for the liquidity guarantee from the previous year.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable
The following table shows the net realized and unrealized gains (losses) on investments and mortgage loans payable for the years ended December 31, 2018 and 2017 and the dollar and percentage changes for those periods (millions).

	Years Ended December 31,		Change
	2018	2017	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$242.7	$42.0	$200.7	N/M
Real estate joint ventures and limited partnerships	75.9	(21.9)	97.8	N/M
Marketable securities	12.8	17.6	(4.8)	(27.3)%
Mortgage loans payable	(0.4)	—	(0.4)	N/M
Total realized gain on investments:	331.0	37.7	293.3	N/M
Net change in unrealized appreciation (depreciation) on:
Real estate properties	73.1	135.5	(62.4)	(46.1)%
Real estate joint ventures and limited partnerships	55.5	146.8	(91.3)	(62.2)%
Marketable securities	(103.0)	50.0	(153.0)	N/M
Loans receivable	0.3	1.2	(0.9)	(75.0)%
Mortgage loans payable	79.8	15.9	63.9	N/M
Net change in unrealized appreciation on investments and mortgage loans payable	105.7	349.4	(243.7)	(69.7)%
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$436.7	$387.1	$49.6	12.8%
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $315.8 million during 2018, compared to $177.5 million during 2017. Appreciation was strongest among industrial and office investments in the Western region of the country, most notably in California, due to rising market rents driven by strong tenant demand.
Real Estate Joint Ventures and Limited Partnerships:
Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $131.4 million during 2018, compared to $124.9 million during 2017. Appreciation was strongest among office investments, most notably in California due to rising market rents driven by strong tenant demand.
Marketable Securities:
The Account’s marketable securities positions experienced net realized and unrealized losses of $90.2 million for the year ended December 31, 2018, compared to net realized and unrealized gains of $67.6 million for 2017. The performance of the Account’s REIT portfolio was in line with the FTSE NAREIT All Equity REITs Index during the year. Additionally, as of December 31, 2018, the Account held $4.1 billion of investments in government agency notes and U.S. Treasury securities, which had nominal changes due to the short-term nature of these investments.
Mortgage Loans Payable:
Mortgage loans payable experienced net realized and unrealized gains of $79.4 million during 2018 compared to unrealized gains of $15.9 million during 2017. The unrealized gains in both periods were consistent with the directional movement of U.S. Treasury rates.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net Investment Income
The following table shows the results of operations for the years ended December 31, 2017 and 2016 and the dollar and percentage changes for those periods (millions).

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
N/M—Not meaningful
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

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable
The following table shows the net realized and unrealized gains (losses) on investments and mortgage loans payable for the years ended December 31, 2017 and 2016 and the dollar and percentage changes for those periods (millions).

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

Liquidity and Capital Resources
As of December 31, 2018 and 2017, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $4.1 billion and $3.9 billion, respectively (15.8% and 15.6% of the Account’s net assets at such dates, respectively).
Liquidity Guarantee
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
Management cannot predict whether any future TIAA liquidity unit purchases will be required under this liquidity guarantee. If net outflows were to occur, it could have a negative impact on the Account’s operations and returns and could require TIAA to purchase additional liquidity units, perhaps to a significant degree, as was the case in late 2008 and early 2009.
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

Net Income and Marketable Securities
Net investment income continues to be an additional source of liquidity for the Account. Net investment income was $744.9 million for the year ended December 31, 2018 as compared to $671.3 million in the prior year. Total net investment income increased as described more fully in the Results of Operations section.
As of December 31, 2018, cash and cash equivalents, along with real estate-related and non-real estate-related marketable securities comprised 21.3% of the Account’s net assets. The Account’s real estate-related marketable securities primarily consist of publicly traded REITs. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., participant withdrawals or benefit payments).
Leverage
As of December 31, 2018, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan-to-value ratio”) was 18.5%. The Account intends to maintain its loan-to-value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s net equity interest in joint ventures), with no reduction associated with any indebtedness on such assets.
As of December 31, 2018, principal and interest payments due in the next twelve months for mortgages on properties held directly by the Account are $107.2 million and $102.4 million, respectively. The Account currently has sufficient liquidity in the form of cash and cash equivalents and short term securities to meet its current mortgage obligations.
The Account has a $500.0 million unsecured revolving credit agreement to facilitate short-term cash needs. No draws against the line have occurred to date.
In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan-to-value ratio.
Recent Transactions
The following describes property transactions by the Account during the fourth quarter of 2018. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease.
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price (1)
Otay Mesa Industrial Portfolio	10/01/2018	100.00%	Industrial	San Diego, CA	$28.7
Rancho Del Mar	10/22/2018	100.00%	Apartments	San Clemente, CA	92.6
Riverchase Village	10/26/2018	100.00%	Retail	Hoover, AL	39.1
Cabana Beach San Marcos	10/26/2018	97.00%	Apartments	San Marcos, TX	45.9
12910 Mulberry Drive	11/15/2018	100.00%	Industrial	Whittier, CA	21.6
Simpson Housing Portfolio	11/29/2018	80.00%	Apartments	Various, U.S.A.	781.1
440 Ninth Avenue	12/06/2018	88.52%	Office	New York, NY	239.3
5 West	12/19/2018	100.00%	Apartments	Tampa, FL	62.0

(1)	The net purchase price represents the purchase price and closing costs.

Sales

Property Name	Sales Date	Ownership Percentage	Sector	Location	Net Sales Price (1)	Realized Gain on Sale(2)
Miami International Mall(3)	11/09/2018	50.00%	Retail	Miami, FL	$4.1	$2.6
The Corner	12/20/2018	100.00%	Apartments	New York, NY	218.4	8.8
Commerce LIC	12/20/2018	97.50%	Industrial	Long Island City, NY	67.6	12.0

(1)	The net sales price represents the sales price, less selling expenses.

(2)	Majority of the realized gain has been previously recognized as unrealized gains in the Account's Consolidated Statements of Operations.

(3)	Partial sale of land associated with the joint venture investment.
Loans Receivable

Borrower Name	Financing Date	Interest Rate	Sector	Maturity Date	Location	Loan Amount(1)
Project Glacier Mezzanine	11/07/2018	4.40% + LIBOR	Industrial	11/09/2020	Various U.S.A.	$176.4
1330 Broadway Mezzanine(2)	11/08/2018	2.40% + LIBOR	Office	08/10/2023	Oakland, CA	(100.0)
Rosemont Towson Mezzanine(3)	11/20/2018	2.15% + LIBOR	Apartments	09/09/2022	Towson, MD	(78.5)
Great Value Storage Portfolio Mezzanine	12/03/2018	7.875%	Storage	12/06/2023	Various U.S.A.	63.0

(1)	Amount represents the Account's principal balance of the loan receivable position.

(2)	On November 8, 2018, the Account sold off its interest in the senior mortgage.

(3)	On November 20, 2018, the Account sold off its interest in the senior mortgage.
Financings

Property Name	Financing Date	Ownership Percentage	Interest Rate	Sector	Maturity Date	Location	Financing Amount(1)
Cabana Beach San Marcos	10/26/2018	97.00%	4.43%	Apartments	11/01/2025	San Marcos, TX	$22.8
Simpson Housing Portfolio(2)	11/29/2018	80.00%	4.11%	Apartments	12/01/2025	Various, U.S.A.	196.0
Simpson Housing Portfolio(2)	11/29/2018	80.00%	3.37% + LIBOR	Apartments	12/01/2025	Various, U.S.A.	196.0
440 Ninth Avenue	12/06/2018	88.52%	4.02%	Office	01/01/2026	New York, NY	121.3
Four Oaks Place(3)	12/20/2018	51.00%	1.45% + LIBOR	Office	12/20/2018	Houston, TX	(81.6)
Four Oaks Place(3)	12/20/2018	51.00%	4.43%	Office	01/01/2026	Houston, TX	81.6
The Corner	12/20/2018	100.00%	3.51%	Apartments	06/01/2021	New York, NY	(105.0)

(1)	Values represent new mortgage loans and any loans assumed, transferred, refinanced or paid off during the fourth quarter of 2018.

(2)
Two senior mortgages were placed on the Simpson Housing Portfolio at acquisition, one at a fixed rate of interest at 4.11% and the other at a floating rate of interest at 3.37% + LIBOR. The mortgages are cross-collateralized by 12 apartment properties held within the portfolio.

(3)
Four Oaks Place LP, a joint venture investment in which the Account holds a 51% interest, refinanced mortgage debt with a new lender. The principal outstanding remained unchanged, but the interest rate and maturity date were modified.

Contractual Obligations(1)
The following table sets forth a summary regarding the Account’s known contractual obligations, including required interest payments for those items that are interest bearing, as of December 31, 2018 (millions):

	Amounts Due During Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Mortgage Loans Payable:
Principal Payments	$107.2	$171.7	$20.0	$407.7	$686.4	$1,295.1	$2,688.1
Interest Payments(2)	102.4	97.3	91.0	82.4	62.0	149.4	584.5
Total Mortgage Loans Payable	$209.6	$269.0	$111.0	$490.1	$748.4	$1,444.5	$3,272.6
Other Commitments(3)	101.0	—	—	—	—	—	101.0
Tenant improvements(4)	83.3	—	—	—	—	—	83.3
Total Contractual Obligations	$393.9	$269.0	$111.0	$490.1	$748.4	$1,444.5	$3,456.9

(1)	The contractual obligations do not include payments on debt held in joint ventures, which are the obligation of the individual joint venture entities.

(2)	These amounts represent interest payments due on mortgage loans payable based on the stated rates at December 31, 2018.

(3)	This includes the Account’s commitment to purchase interest in its limited partnerships, which could be called by the partner at any time.

(4)	This amount represents tenant improvements and leasing inducements committed by the Account as of December 31, 2018.
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
Also, the independent fiduciary can require additional appraisals if factors or events have occurred that could materially change a property’s value (including those identified above) and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve any valuation change of real estate-related assets where a property’s value changed by more than 6% from the most recent independent annual appraisal, or if the value of the Account would change by more than 4% within any calendar quarter or more than 2% since the prior calendar month. When a real estate property is subject to a mortgage, the property is valued independently of the mortgage and the property and mortgage fair values are reported separately (see Valuation of Loans Payable). The independent fiduciary reviews and approves all mortgage valuation adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.
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
Valuation of Real Estate Limited Partnerships—Limited partnership interests are stated at the fair value of the Account’s ownership in the partnership. Management uses net asset value information provided by limited partners as a practical expedient to estimate fair value. The Account receives estimates from limited partners on a quarterly basis, and audited information is provided annually. Upon receipt of the information, management reviews and concludes on whether the net asset values provided are an appropriate representation of the fair value of the Account's interests in the limited partnerships and makes valuation adjustments as necessary. Valuation of limited partnerships proceeds under the direction of the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole.
Valuation of Marketable Securities—Equity securities listed or traded on any national market or exchange are valued at the last sale price as of the close of the principal securities market or exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices on such market or exchange, exclusive of transaction costs.
Valuation of Debt Securities—Debt securities with readily available market quotations, other than money market instruments, are generally valued at the most recent bid price or the equivalent quoted yield for such securities (or those of comparable maturity, quality and type). Debt securities for which market quotations are not readily available, are valued at fair value as determined by management and the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole.
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
Valuation of Loans Payable (i.e. the Account as a debtor)—Mortgage or other loans payable are stated at fair value. The estimated fair value of mortgage loans payable is generally based on the amount at which the liability could be transferred in a current transaction, exclusive of transaction costs. Fair values are estimated based on market factors, such as market interest rates and spreads on comparable loans, the liquidity for mortgage loans of similar characteristics, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the maturity date of the loan, the return demands of the market, and the credit quality of the Account. Different assumptions or changes in future market conditions could significantly affect estimated fair values. At times, the Account may assume debt in connection with the purchase of real estate (including under the Account's Line of Credit or additional credit facilities).
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
Limited Partnerships—The Account has limited ownership interests in various private real estate funds (primarily limited partnerships) and a private real estate investment trust (collectively, the “limited partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as income within income from real estate joint ventures and limited partnerships in the Account’s Consolidated Statements of Operations. Distributions that are identified as returns of capital are recorded as a reduction to the cost basis of the investment, whereas distributions identified as capital gains or losses are recorded as realized gains or losses. Unrealized gains and losses are recorded based upon the changes in the net asset values of the limited partnerships as determined from the financial statements of the limited partnerships when received by the Account. Prior to the receipt of the financial statements from the limited partnerships, the Account estimates the value of its interest using information provided by the limited partners. Changes in value based on such estimates are recorded by the Account as unrealized gains and losses.
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
Loans Receivable—The Account may originate, purchase or sell loans collateralized by real estate. The cost basis of originated loans is comprised of the principal balance and direct costs incurred that represent a component of loan’s reported fair value. The cost basis of purchased loans consists of the purchase price of the loan and additional direct costs incurred that represent a component of the loan’s reported fair value. Additional costs incurred by the Account to originate or purchase loans that do not represent a component of a loan’s fair value are recorded as expenses in the period incurred. Nonrefundable origination fees paid by borrowers are recognized as interest income once all activities required to execute the loan are completed. Prepayment fees received from the payoff of loans in advance of their maturity date are recognized as interest income on the date the payoff occurs.
Interest income from loans in accrual status is recognized based on the current coupon rate of the loans. Interest income accruals are suspended when a loan becomes a non-performing loan, defined as a loan more than ninety days in arrears or at any point when management believes the full collection of principal is doubtful. Interest income on non-performing loans is recognized only as cash payments are received. Loans can be rehabilitated to normal accrual status once all past due interest has been collected and management believes the full collection of principal is likely.
Realized and Unrealized Gains and Losses—Realized gains and losses are recorded at the time an investment is sold or a distribution is received in relation to an investment sale from a joint venture or limited partnership. Real estate and loan receivable transactions are accounted for as of the date on which the purchase or sale transactions close (settlement date). The Account recognizes a realized gain on the sale of an investment to the extent that the contract sales price exceeds the cost-to-date of the investment being sold. A realized loss occurs when the cost-to-date exceeds the sales price. Realized gains and losses from partial sales of non-financial assets are recognized in accordance with ASC 610-20 - Gains and Losses from the Derecognition of Nonfinancial Assets. Realized gains and losses from the sale of financial assets are recognized in accordance with ASC 860 - Transfers and Servicing. Unrealized gains and losses are recorded as the fair values of the Account’s investments are adjusted, and as discussed within the Real Estate Joint Ventures, Limited Partnerships and Loans Receivable sections above.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Account’s real estate holdings, including real estate joint ventures, limited partnerships and loans receivable, which, as of December 31, 2018, represented 80.6% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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
As of December 31, 2018, 19.4% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., government agency notes) and REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in Critical Accounting Policies section above and in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.
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
In addition to these risks, real estate equity securities (such as REIT stocks and mortgage-backed securities) would be subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. For more information on the risks associated with all of the Account’s investments, see "Item 1A. Risk Factors" in this Form 10-K.

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
The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the accompanying consolidated financial statements for the years ended December 31, 2018, 2017 and 2016. The report of the independent registered public accounting firm expresses an independent opinion on the fairness of presentation of the Account’s consolidated financial statements.
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

March 14, 2019	/s/ Carol W. Deckbar
Executive Vice President, Teachers Insurance and Annuity Association of America and Chief Product Officer of TIAA Financial Solutions Product Group
(Principal Executive Officer)

/s/ Oluseun S. Salami
Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America
(Principal Financial and Accounting Officer)

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
The discussion with PricewaterhouseCoopers LLP focused on their judgments concerning the quality and appropriateness of the accounting principles and financial reporting practices followed by the Account, the clarity and completeness of the audited Consolidated Financial Statements and related disclosures, and other significant matters, such as any significant changes in accounting policies, internal controls, management judgments and estimates, and the nature of any uncertainties or unusual transactions. In addition, the Committee discussed with PricewaterhouseCoopers LLP, the auditors’ independence from management and the Account, and has received a written disclosure regarding such independence, as required by the Securities and Exchange Commission.
Based on the review and discussions referred to above, the Committee has approved the release of the accompanying audited Consolidated Financial Statements for publication and filing with appropriate regulatory authorities.

James R. Chambers, Audit Committee Chair
Jeffrey R. Brown, Audit Committee Member
Tamara Simpkins Franklin, Audit Committee Member
Lisa W. Hess, Audit Committee Member
Maureen O’Hara, Audit Committee Member
Donald K. Peterson, Audit Committee Member
Dorothy K. Robinson, Audit Committee Member

March 14, 2019

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	December 31,
	2018		2017
ASSETS
Investments, at fair value:
Real estate properties (cost: $12,687.8 and $12,972.5)	$15,531.1		$15,742.7
Real estate joint ventures and limited partnerships (cost: $5,207.8 and $4,675.3)	6,532.5		6,003.0
Marketable securities:
Real estate related (cost: $1,274.7 and $991.0)	1,415.1	(1)	1,238.0	(1)
Other (cost: $4,088.9 and $3,888.1)	4,088.7		3,887.5
Loans receivable (cost: $910.6 and $296.7)	913.0		298.8
Total investments (cost: $24,169.8 and $22,823.6)	28,480.4		27,170.0
Cash and cash equivalents	3.8		11.7
Due from investment manager	2.2		1.0
Other	331.8	(2)	270.9	(2)
TOTAL ASSETS	28,818.2		27,453.6
LIABILITIES
Mortgage loans payable, at fair value
(principal outstanding: $2,688.1 and $2,238.6)	2,608.0		2,238.3
Accrued real estate property expenses	222.4		199.1
Payable for collateral for securities loaned	68.8		18.5
Other	76.4		55.1
TOTAL LIABILITIES	2,975.6		2,511.0
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	25,320.1		24,430.8
Annuity Fund	522.5		511.8
TOTAL NET ASSETS	$25,842.6		$24,942.6
NUMBER OF ACCUMULATION UNITS OUTSTANDING	60.7		61.3
NET ASSET VALUE, PER ACCUMULATION UNIT	$417.416		$398.329
(1) Includes securities loaned of $67.4 million at December 31, 2018 and $18.1 million at December 31, 2017.
(2) Includes cash collateral for securities loaned of $68.8 million at December 31, 2018 and $18.5 million at December 31, 2017.

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions)

	Years Ended December 31,
	2018	2017	2016
INVESTMENT INCOME
Real estate income, net
Rental income	$1,083.2	$1,059.6	$1,009.0
Real estate property level expenses and taxes:
Operating expenses	228.6	221.2	218.1
Real estate taxes	178.9	166.7	158.7
Interest expense	113.9	89.7	85.8
Total real estate property level expenses and taxes	521.4	477.6	462.6
Real estate income, net	561.8	582.0	546.4
Income from real estate joint ventures and limited partnerships	204.7	214.1	161.8
Interest	120.4	54.1	26.4
Dividends	50.8	26.3	32.5
TOTAL INVESTMENT INCOME	937.7	876.5	767.1
Expenses
Investment management charges	62.1	72.0	72.6
Administrative charges	50.9	59.3	62.1
Distribution charges	28.0	25.7	27.7
Mortality and expense risk charges	1.3	1.2	1.2
Liquidity guarantee charges	50.5	47.0	38.4
TOTAL EXPENSES	192.8	205.2	202.0
INVESTMENT INCOME, NET	744.9	671.3	565.1
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments
Real estate properties	242.7	42.0	(6.2)
Real estate joint ventures and limited partnerships	75.9	(21.9)	0.6
Marketable securities	12.8	17.6	25.6
Mortgage loans payable	(0.4)	—	—
Net realized gain on investments	331.0	37.7	20.0
Net change in unrealized appreciation (depreciation) on
Real estate properties	73.1	135.5	317.5
Real estate joint ventures and limited partnerships	55.5	146.8	236.9
Marketable securities	(103.0)	50.0	30.0
Loans receivable	0.3	1.2	0.3
Mortgage loans payable	79.8	15.9	15.1
Net change in unrealized appreciation on investments and mortgage loans payable	105.7	349.4	599.8
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	436.7	387.1	619.8
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,181.6	$1,058.4	$1,184.9
See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(millions)

	Years Ended December 31,
	2018	2017	2016
FROM OPERATIONS
Investment income, net	$744.9	$671.3	$565.1
Net realized gain on investments	331.0	37.7	20.0
Net change in unrealized appreciation on investments and mortgage loans payable	105.7	349.4	599.8
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	1,181.6	1,058.4	1,184.9
FROM PARTICIPANT TRANSACTIONS
Premiums	2,637.4	2,561.7	3,064.2
Annuity payments	(45.0)	(43.4)	(41.0)
Withdrawals and death benefits	(2,874.0)	(2,938.8)	(2,263.4)
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	(281.6)	(420.5)	759.8
NET INCREASE IN NET ASSETS	900.0	637.9	1,944.7
NET ASSETS
Beginning of period	24,942.6	24,304.7	22,360.0
End of period	$25,842.6	$24,942.6	$24,304.7

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,181.6	$1,058.4	$1,184.9
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain on investments	(331.0)	(37.7)	(20.0)
Net change in unrealized appreciation on investments and mortgage loans payable	(105.7)	(349.4)	(599.8)
Purchase of real estate properties	(786.3)	(538.2)	(623.9)
Capital improvements on real estate properties	(228.6)	(130.1)	(157.2)
Proceeds from sale of real estate properties	1,462.7	525.5	251.1
Purchases of long term investments	(1,422.2)	(592.0)	(1,379.4)
Proceeds from long term investments	756.4	385.3	68.3
Purchases and originations of loans receivable	(939.2)	(1.9)	(194.8)
Proceeds from sales of loans receivable	257.3	—	—
Proceeds from payoffs of loans receivable	68.0	—	—
(Increase) decrease in other investments	(200.8)	165.9	153.6
Change in due (from) to investment manager	(1.2)	4.9	(0.2)
(Increase) decrease in other assets	(59.7)	58.2	(107.5)
Increase (decrease) in other liabilities	63.0	(72.6)	122.3
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(285.7)	476.3	(1,302.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	712.8	—	563.5
Payments of mortgage loans	(152.2)	(50.6)	(34.7)
Premiums	2,637.4	2,561.7	3,064.2
Annuity payments	(45.0)	(43.4)	(41.0)
Withdrawals and death benefits	(2,874.0)	(2,938.8)	(2,263.4)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	279.0	(471.1)	1,288.6
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6.7)	5.2	(14.0)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period cash, cash equivalents and restricted cash	54.0	48.8	62.8
Net (decrease) increase in cash, cash equivalents and restricted cash	(6.7)	5.2	(14.0)
End of period cash, cash equivalents and restricted cash	$47.3	$54.0	$48.8
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$108.7	$89.9	$84.2
Debt assumed as part of a real estate acquisition	$105.1	$17.7	$24.0
Loan assignment as part of a real estate disposition	$216.5	$45.0	$—
Stock consideration received from the merger of marketable securities	$6.1	$—	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (millions):

	As of December 31,
	2018	2017	2016
Cash and cash equivalents	$3.8	$11.7	$3.0
Restricted cash(1)	43.5	42.3	45.8
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$47.3	$54.0	$48.8
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
The investment objective of the Account is to seek favorable long-term returns primarily through rental income and appreciation of a diversified portfolio of directly held, private real estate investments and real estate-related investments while offering investors guaranteed, daily liquidity. The Account holds real estate properties directly and through subsidiaries wholly-owned by TIAA for the sole benefit of the Account. The Account also holds limited interests in real estate joint ventures and limited partnerships, as well as investments in loans receivable with commercial real estate properties as underlying collateral. Additionally, the Account invests in real estate-related and non-real estate-related publicly traded securities, cash and other instruments to maintain adequate liquidity levels for operating expenses, capital expenditures and to fund benefit payments (withdrawals, transfers and related transactions).
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

Also, the independent fiduciary can require additional appraisals if factors or events have occurred that could materially change a property’s value (including those identified above) and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve any valuation change of real estate-related assets where a property’s value changed by more than 6% from the most recent independent annual appraisal, or if the value of the Account would change by more than 4% within any calendar quarter or more than 2% since the prior calendar month. When a real estate property is subject to a mortgage, the property is valued independently of the mortgage and the property and mortgage fair values are reported separately (see Valuation of Loans Payable). The independent fiduciary reviews and approves all mortgage valuation adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and mortgage loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.
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
Valuation of Real Estate Limited Partnerships—Limited partnership interests are stated at the fair value of the Account’s ownership in the partnership. Management uses net asset value information provided by limited partners as a practical expedient to estimate fair value. The Account receives estimates from limited partners on a quarterly basis, and audited information is provided annually. Upon receipt of the information, management reviews and concludes on whether the net asset values provided are an appropriate representation of the fair value of the Account's interests in the limited partnerships and makes valuation adjustments as necessary. Valuation of limited partnerships proceeds under the direction of the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole.
Valuation of Marketable Securities—Equity securities listed or traded on any national market or exchange are valued at the last sale price as of the close of the principal securities market or exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices on such market or exchange, exclusive of transaction costs.
Valuation of Debt Securities—Debt securities with readily available market quotations, other than money market instruments, are generally valued at the most recent bid price or the equivalent quoted yield for such securities (or those of comparable maturity, quality and type). Debt securities for which market quotations are not readily available, are valued at fair value as determined by management and the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole.
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
Valuation of Loans Payable (i.e. the Account as a debtor)—Mortgage or other loans payable are stated at fair value. The estimated fair value of mortgage loans payable is generally based on the amount at which the liability could be transferred in a current transaction, exclusive of transaction costs. Fair values are estimated based on market factors, such as market interest rates and spreads on comparable loans, the liquidity for mortgage loans of similar characteristics, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the maturity date of the loan, the return demands of the market, and the credit quality of the Account. Different assumptions or changes in future market conditions could significantly affect estimated fair values. At times, the Account may assume debt in connection with the purchase of real estate (including under the Account's Line of Credit or additional credit facilities).
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
Limited Partnerships—The Account has limited ownership interests in various private real estate funds (primarily limited partnerships) and a private real estate investment trust (collectively, the “limited partnerships”). The Account records its contributions as increases to the investments, and distributions from the investments are treated as income within income from real estate joint ventures and limited partnerships in the Account’s Consolidated Statements of Operations. Distributions that are identified as returns of capital are recorded as a reduction to the cost basis of the investment, whereas distributions identified as capital gains or losses are recorded as realized gains or losses. Unrealized gains and losses are recorded based upon the changes in the net asset values of the limited partnerships as determined from the financial statements of the limited partnerships when received by the Account. Prior to the receipt of the financial statements from the limited partnerships, the Account estimates the value of its interest using information provided by the limited partners. Changes in value based on such estimates are recorded by the Account as unrealized gains and losses.
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

Loans Receivable—The Account may originate, purchase or sell loans collateralized by real estate. The cost basis of originated loans is comprised of the principal balance and direct costs incurred that represent a component of loan’s reported fair value. The cost basis of purchased loans consists of the purchase price of the loan and additional direct costs incurred that represent a component of the loan’s reported fair value. Additional costs incurred by the Account to originate or purchase loans that do not represent a component of a loan’s fair value are recorded as expenses in the period incurred. Nonrefundable origination fees paid by borrowers are recognized as interest income once all activities required to execute the loan are completed. Prepayment fees received from the payoff of loans in advance of their maturity date are recognized as interest income on the date the payoff occurs.
Interest income from loans in accrual status is recognized based on the current coupon rate of the loans. Interest income accruals are suspended when a loan becomes a non-performing loan, defined as a loan more than ninety days in arrears or at any point when management believes the full collection of principal is doubtful. Interest income on non-performing loans is recognized only as cash payments are received. Loans can be rehabilitated to normal accrual status once all past due interest has been collected and management believes the full collection of principal is likely.
Realized and Unrealized Gains and Losses—Realized gains and losses are recorded at the time an investment is sold or a distribution is received in relation to an investment sale from a joint venture or limited partnership. Real estate and loan receivable transactions are accounted for as of the date on which the purchase or sale transactions close (settlement date). The Account recognizes a realized gain on the sale of an investment to the extent that the contract sales price exceeds the cost-to-date of the investment being sold. A realized loss occurs when the cost-to-date exceeds the sales price. Realized gains and losses from partial sales of non-financial assets are recognized in accordance with ASC 610-20 - Gains and Losses from the Derecognition of Nonfinancial Assets. Realized gains and losses from the sale of financial assets are recognized in accordance with ASC 860 - Transfers and Servicing. Unrealized gains and losses are recorded as the fair values of the Account’s investments are adjusted, and as discussed within the Real Estate Joint Ventures, Limited Partnerships and Loans Receivable sections above.
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
As of December 31, 2018 and 2017, securities lending transactions are for real-estate related equity securities, and the resulting loans are continuous, can be recalled at any time, and have no set maturity. Securities lending income recognized by the Account consists of interest earned on cash collateral and lending fees, net of any rebates to the borrower and compensation to the agent. Such income is reflected within interest income on the Consolidated Statements of Operations. In lending its securities, the Account bears the market risk with respect to the investment of collateral and the risk that the agent may default on its contractual obligations to the Account. The agent bears the risk that the borrower may default on its obligation to return the loaned securities as the agent is contractually obligated to indemnify the Account if at the time of a default by a borrower some or all of the loan securities have not been returned.
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
The Account is a party to the Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account (the “Distribution Agreement”), dated January 1, 2008, by and among TIAA, for itself and on behalf of the Account, and TIAA-CREF Individual and Institutional Services, LLC (“Services”), a wholly-owned subsidiary of TIAA, a registered broker-dealer and a member of the Financial Industry Regulatory Authority. Pursuant to the Distribution Agreement, Services performs distribution services for the Account which include, among other things, (i) distribution of annuity contracts issued by TIAA and funded by the Account, (ii) advising existing annuity contract owners in connection with their accumulations and (iii) helping employers implement and manage retirement plans. In addition, TIAA performs administrative functions for the Account, which include, among other things, (i) maintaining accounting records and performing accounting services, (ii) receiving and allocating premiums, (iii) calculating and making annuity payments, (iv) processing withdrawal requests, (v) providing regulatory compliance and reporting services, (vi) maintaining the Account’s records of contract ownership and (vii) otherwise assisting generally in all aspects of the Account’s operations. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, as applicable, on an at cost basis.The Distribution Agreement is terminable by either party upon 60 days written notice and terminates automatically upon any assignment thereof.
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
Expenses for the services and fees described above are identified as such in the accompanying Consolidated Statements of Operations and are further identified as "Expenses" in Note 11—Financial Highlights.
The independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary.
Note 3—Concentration Risk
Concentration risk may arise when a number of properties are located in a similar geographic region such that the economic conditions of that region could impact tenants’ obligations to meet their contractual obligations or cause the values of individual properties to decline. Additionally, concentrations of risk may arise if any one tenant comprises a significant amount of the Account's rent, or if tenants are concentrated in a particular industry.
As of December 31, 2018, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 3% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry. There are no significant lease expirations scheduled to occur over the next twelve months.
The Account’s wholly-owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of December 31, 2018:

Diversification by Fair Value(1)
	West	East	South	Midwest	Total
Office	13.9%	19.0%	5.3%	—%	38.2%
Apartment	9.6%	7.5%	6.6%	1.0%	24.7%
Retail	7.7%	3.1%	7.9%	0.8%	19.5%
Industrial	8.3%	1.3%	4.2%	0.5%	14.3%
Other(2)	0.6%	2.5%	0.1%	0.1%	3.3%
Total	40.1%	33.4%	24.1%	2.4%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interests in Storage Portfolio investments, a fee interest encumbered by a ground lease real estate investment and land.
Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY
Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV
Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX
Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2090. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, are as follows (millions):

Years Ending December 31,
2019	$535.2
2020	497.7
2021	431.5
2022	366.9
2023	307.8
Thereafter	2,701.8
Total	$4,840.9
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

•	Level 1 fair value inputs are quoted prices for identical items in active, liquid and visible markets such as stock exchanges.

•	Level 2 fair value inputs are observable information for similar items in active or inactive markets, and appropriately consider counterparty creditworthiness in the valuations.

•
Level 3 fair value inputs reflect our best estimate of inputs and assumptions market participants would use in pricing an asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation estimate.

An investment’s categorization within the valuation hierarchy described above is based upon the lowest level of input that is significant to the fair value measurement. Limited partnership investments are excluded from the valuation hierarchy, as these investments are fair valued using their net asset value as a practical expedient since market quotations or values from independent pricing services are not readily available. See Note 1 - Organization and Significant Accounting Policies for further discussion regarding the use of a practical expedient for the valuation of limited partnerships.
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
The methods described above are considered to produce fair values that represent an estimate by management of what an unaffiliated buyer in the marketplace would pay to purchase the asset or would receive to transfer the liability. Since fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, actual realizable values or future fair values may differ from amounts reported. Furthermore, while the Account believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments, while reasonable, could result in different estimates of fair value at the reporting date. As discussed in Note 1—Organization and Significant Accounting Policies in more detail, the Account generally obtains independent third party appraisals on a quarterly basis; there may be circumstances in the interim in which the true realizable value of a property is not reflected in the Account’s daily net asset value calculation or in the Account’s periodic Consolidated Financial Statements. This disparity may be more apparent when the commercial and/or residential real estate markets experience an overall and possibly dramatic decline (or increase) in property values in a relatively short period of time between appraisals.
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); significant unobservable inputs (Level 3); and Practical Expedient (millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2018
Real estate properties	$—	$—	$15,531.1	$—	$15,531.1
Real estate joint ventures	—	—	6,356.6	—	6,356.6
Limited partnerships	—	—	—	175.9	175.9
Marketable securities:
Real estate-related	1,415.1	—	—	—	1,415.1
Government agency notes	—	2,050.7	—	—	2,050.7
United States Treasury securities	—	2,038.0	—	—	2,038.0
Loans receivable	—	—	913.0	—	913.0
Total Investments at December 31, 2018	$1,415.1	$4,088.7	$22,800.7	$175.9	$28,480.4
Mortgage loans payable	$—	$—	$(2,608.0)	$—	$(2,608.0)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2017
Real estate properties	$—	$—	$15,742.7	$—	$15,742.7
Real estate joint ventures	—	—	5,860.6	—	5,860.6
Limited partnerships	—	—	—	142.4	142.4
Marketable securities:
Real estate-related	1,238.0	—	—	—	1,238.0
Government agency notes	—	2,872.3	—	—	2,872.3
United States Treasury securities	—	1,015.2	—	—	1,015.2
Loans receivable	—	—	298.8	—	298.8
Total Investments at December 31, 2017	$1,238.0	$3,887.5	$21,902.1	$142.4	$27,170.0
Mortgage loans payable	$—	$—	$(2,238.3)	$—	$(2,238.3)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2018 and 2017 (millions):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2018
Beginning balance January 1, 2018	$15,742.7	$5,860.6	$298.8	$21,902.1	$(2,238.3)
Total realized and unrealized gains included in changes in net assets	315.8	116.3	0.3	432.4	79.4
Purchases(1)	1,151.8	941.5	939.2	3,032.5	(817.9)
Sales	(1,679.2)	—	(257.3)	(1,936.5)	—
Settlements(2)	—	(561.8)	(68.0)	(629.8)	368.8
Ending balance December 31, 2018	$15,531.1	$6,356.6	$913.0	$22,800.7	$(2,608.0)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2017
Beginning balance January 1, 2017	$15,452.8	$5,622.4	$295.7	$21,370.9	$(2,332.1)
Total realized and unrealized gains included in changes in net assets	177.5	123.5	1.2	302.2	15.9
Purchases(1)	682.9	419.0	1.9	1,103.8	(17.7)
Sales	(570.5)	—	—	(570.5)	—
Settlements(2)	—	(304.3)	—	(304.3)	95.6
Ending balance December 31, 2017	$15,742.7	$5,860.6	$298.8	$21,902.1	$(2,238.3)

(1)	Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable and assumption of mortgage loans payable.

(2)	Includes operating income for real estate joint ventures net of distributions, principal payments and payoffs of loans receivable, and principal payments and extinguishment of mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2018.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate	5.5%–8.6% (6.5%)
			Terminal Capitalization Rate	4.0%–7.5% (5.4%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0%–7.0% (4.8%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate	5.3%–8.9% (6.8%)
			Terminal Capitalization Rate	4.4%–7.3% (5.5%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0%–7.0% (4.9%)

	Residential	Income Approach—Discounted Cash Flow	Discount Rate	5.5%–7.8% (6.5%)
			Terminal Capitalization Rate	3.8%–6.8% (5.0%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3%–6.0% (4.5%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate	5.0%–10.7% (6.4%)
			Terminal Capitalization Rate	4.3%–9.0% (5.3%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3%–8.5% (4.7%)

Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan-to-Value Ratio	36.4%–67.8% (47.6%)
			Equivalency Rate	3.9%–6.2% (4.6%)

		Net Present Value	Loan-to-Value Ratio	36.4%–67.8% (47.6%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2–1.4 (1.3)

	Residential	Discounted Cash Flow	Loan-to-Value Ratio	31.9%–63.6% (48.1%)
			Equivalency Rate	3.4%–4.6% (4.1%)

		Net Present Value	Loan-to-Value Ratio	31.9%–63.6% (48.1%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1–1.4 (1.2)

	Retail	Discounted Cash Flow	Loan-to-Value Ratio	31.9%–55.3% (39.3%)
			Equivalency Rate	4.3%–5.3% (4.5%)

		Net Present Value	Loan-to-Value Ratio	31.9%–55.3% (39.3%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1–1.3 (1.2)

Loans Receivable	Residential, Industrial, Office, Retail and Storage	Discounted Cash Flow	Loan-to-Value Ratio	70.8%-79.2% (75.6%)
			Equivalency Rate	6.0%-8.3% (6.9%)

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2017.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate	5.5%–8.0% (6.5%)
			Terminal Capitalization Rate	4.5%–7.0% (5.5%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8%–7.0% (4.8%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate	5.5%–8.9% (6.8%)
			Terminal Capitalization Rate	4.5%–8.3% (5.5%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0%–7.5% (5.0%)

	Residential	Income Approach—Discounted Cash Flow	Discount Rate	5.0%–8.0% (6.1%)
			Terminal Capitalization Rate	3.5%–6.5% (4.8%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3%–6.0% (4.3%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate	5.0%–10.5% (6.4%)
			Terminal Capitalization Rate	4.3%–8.8% (5.2%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8%–8.8% (4.7%)

Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan-to-Value Ratio	37.7%–69.5% (45.6%)
			Equivalency Rate	3.7%–5.2% (3.9%)

		Net Present Value	Loan-to-Value Ratio	37.7%–69.5% (45.6%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2–1.5 (1.3)

	Residential	Discounted Cash Flow	Loan-to-Value Ratio	28.1%–64.2% (38.6%)
			Equivalency Rate	3.3%–3.6% (3.4%)

		Net Present Value	Loan-to-Value Ratio	28.1%–64.2% (38.6%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1–1.5 (1.3)

	Retail	Discounted Cash Flow	Loan-to-Value Ratio	17.9%–56.0% (32.7%)
			Equivalency Rate	3.1%–4.4% (3.8%)

		Net Present Value	Loan-to-Value Ratio	17.9%–56.0% (32.7%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1–1.4 (1.2)

Loans Receivable	Office, Retail and Storage	Discounted Cash Flow	Loan-to-Value Ratio	59.4%-77.3% (75.1%)
			Equivalency Rate	4.2%-8.3% (6.2%)

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
During the years ended December 31, 2018 and 2017 there were no transfers between Levels 1, 2 or 3.
The amount of total net unrealized gains included in changes in net assets attributable to the change in net unrealized gains relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2018	$282.6	$80.8	$0.3	$363.7	$86.2
For the year ended December 31, 2017	$185.1	$125.2	$1.2	$311.5	$15.9
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have mortgage loans payable collateralized by the properties owned by the aforementioned joint ventures. At December 31, 2018, the Account held investments in joint ventures with ownership interest percentages that ranged from 33.3% to 97.0%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold.
A condensed summary of the financial position and results of operations of the combined joint ventures is shown below (millions):

	December 31,
	2018	2017
Assets
Real estate properties, at fair value	$16,134.1	$14,240.8
Other assets	460.3	337.1
Total assets	$16,594.4	$14,577.9
Liabilities & Equity
Mortgage notes payable and other obligations, at fair value	$5,035.3	$3,995.7
Other liabilities	262.5	150.7
Total liabilities	5,297.8	4,146.4
Total equity	11,296.6	10,431.5
Total liabilities and equity	$16,594.4	$14,577.9

	Years ended December 31,
	2018	2017	2016
Operating Revenue and Expenses
Revenues	$950.6	$869.2	$714.6
Expenses	487.1	426.9	365.0
Excess of revenues over expenses	$463.5	$442.3	$349.6

Note 7—Investments in Limited Partnerships
The Account invests in limited partnerships and limited liability companies that own real estate properties. The Account receives distributions from these investments based on the Account’s ownership interest percentage. At December 31, 2018, the Account held ownership interest percentages that ranged from 1.7% to 90.0%. As of December 31, 2018 and 2017, the fair value of the Account’s ownership interest in limited partnerships was $175.9 million and $142.4 million, respectively.
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
Note 8—Loans Receivable
The Account’s loan receivable portfolio is comprised of mezzanine loans secured by the borrower’s direct and indirect interest in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans:

	December 31,
	2018		2017
	Fair Value	%	Fair Value	%
Office	$512.1	56.2%	$227.0	76.0%
Industrial	176.4	19.3%	—	—%
Retail	101.6	11.1%	34.2	11.4%
Storage	63.2	6.9%	37.6	12.6%
Apartments	59.7	6.5%	—	—%
	$913.0	100.0%	$298.8	100.0%
The Account monitors the risk profile of the loan receivable portfolio with the assistance of a third-party rating service that models the loans and assigns risk ratings based on inputs such as loan-to-value ratios, yields, credit quality of the borrowers, property types of the collateral, geographic and local market dynamics, physical condition of the collateral, and the underlying structure of the loans. Ratings for the loans are updated monthly. Ratings range from AAA to C, with a AAA designation representing debt with the lowest level of credit risk and C representing a high likelihood of default or principal loss. Mezzanine debt in good health is typically reflective of a risk rating in the B range (e.g., BBB, BB, B), as these ratings reflect borrowers having adequate financial resources to service their financial commitments, but also acknowledging that adverse economic conditions, should they occur, would likely impede on a borrowers' ability to pay.

The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of December 31, 2018, listed in order of the strength of the risk rating (from strongest to weakest):

	Number of Loans	Fair Value	%
BBB	3	$175.0	19.2%
BB	5	561.5	61.5%
B	5	170.2	18.6%
NR1	1	6.3	0.7%
	14	$913.0	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of December 31, 2018, this is representative of one loan collateralized by an interest in a joint venture invested in real estate. The loan is scheduled to mature on July 12, 2019. Management expects all principal and interest owed to the Account for this loan to be collected in full.
The Account has zero loans in non-performing status as of December, 31, 2018.
Note 9—Mortgage Loans Payable
At December 31, 2018 and 2017, the Account had outstanding mortgage loans payable secured by the following properties (millions):

Property	Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of December 31,		Maturity
		2018	2017
Mass Court(1)	2.88% paid monthly	$90.2	$92.1	September 1, 2019
Red Canyon at Palomino Park(4)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(4)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(4)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows Apartments	5.17% paid monthly	44.6	44.6	August 1, 2020
The Knoll(1)	3.98% paid monthly	16.9	17.5	December 5, 2020
The Corner	4.66% paid monthly	—	105.0	June 1, 2021
Ascent at Windward	3.51% paid monthly	34.6	—	January 1, 2022
The Palatine(1)	4.25% paid monthly	77.4	78.8	January 10, 2022
The Forum at Carlsbad(1)	4.25% paid monthly	87.3	88.9	March 1, 2022
Fusion 1560	3.42% paid monthly	37.4	—	June 10, 2022
The Colorado(1)	3.69% paid monthly	89.9	91.7	November 1, 2022
The Legacy at Westwood(1)	3.69% paid monthly	45.8	46.7	November 1, 2022
Regents Court(1)	3.69% paid monthly	38.8	39.6	November 1, 2022
Fourth & Madison(1)	3.75% paid monthly	198.2	200.0	June 1, 2023
Fourth & Madison	4.17% paid monthly	90.0	—	June 1, 2023
1001 Pennsylvania Avenue(1)	3.70% paid monthly	327.0	330.0	June 1, 2023
Biltmore at Midtown	3.94% paid monthly	36.4	—	July 5, 2023
Cherry Knoll	3.78% paid monthly	35.3	—	July 5, 2023
Lofts at SoDo	3.94% paid monthly	35.1	—	July 5, 2023
1401 H Street, NW	3.65% paid monthly	115.0	115.0	November 5, 2024
Circa Green Lake	3.71% paid monthly	52.0	—	March 5, 2025
Union - South Lake Union	3.66% paid monthly	57.0	—	March 5, 2025
Holly Street Village	3.65% paid monthly	81.0	—	May 1, 2025
Township Apartments	3.65% paid monthly	49.0	—	May 1, 2025
32 South State Street	4.48% paid monthly	24.0	24.0	June 6, 2025
780 Third Avenue	3.55% paid monthly	150.0	150.0	August 1, 2025

Property	Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of December 31,		Maturity
		2018	2017
780 Third Avenue	3.55% paid monthly	$20.0	$20.0	August 1, 2025
701 Brickell Avenue	3.66% paid monthly	184.0	184.0	April 1, 2026
55 Second Street(5)	3.74% paid monthly	137.5	137.5	October 1, 2026
1900 K Street, NW	3.93% paid monthly	163.0	163.0	April 1, 2028
501 Boylston Street(6)	3.70% paid monthly	—	216.5	April 1, 2028
99 High Street	3.90% paid monthly	277.0	—	March 1, 2030
Total Principal Outstanding		$2,688.1	$2,238.6
Fair Value Adjustment(3)		(80.1)	(0.3)
Total Mortgage Loans Payable		$2,608.0	$2,238.3

(1)	The mortgage is adjusted monthly for principal payments.

(2)	Interest rates are fixed. Some mortgages held by the Account are structured to begin principal and interest payments after an initial interest only period.

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

(6)
On August 21, 2018, the Account sold a 49.9% interest in the property and transferred the remaining 50.1% to a joint venture investment. The debt was assumed by the buyer and new joint venture, respectively.

Principal payment schedule on mortgage loans payable as of December 31, 2018 was as follows (millions):

Amount
2019	$107.2
2020	171.7
2021	20.0
2022	407.7
2023	686.4
Thereafter	1,295.1
Total maturities	$2,688.1

Note 10—Line of Credit
On September 20, 2018, the Account entered into a $500.0 million unsecured revolving credit agreement (“Line of Credit”) syndicated across four national banks (“Lenders”), with each Lender providing a $125.0 million commitment. Access to the Line of Credit expires on September 20, 2021, with an option to extend the Line of Credit for two consecutive twelve terms at the Account’s election. The Account may request an additional $250.0 million in commitments from the Lenders at any time; however, this request is subject to approval at the sole discretion of the Lenders and is not a guarantee that an expansion beyond the original $500.0 million commitment will be granted. Draws against the Line of Credit can take the form of Eurodollar Loans or Alternate Base Rate Loans (“ABR Loans”). Eurodollar Loans and ABR Loans both require a minimum funding of $5.0 million. The Account is charged a fee of 0.20% per annum on any unused portion of the Line of Credit.
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
As of December 31, 2018, the Account had zero active loans outstanding on the Line of Credit. The Account is in compliance with all covenants required by the Line of Credit.

Note 11—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	Years ended December 31,
	2018	2017	2016	2015	2014
Per Accumulation Unit Data:
Rental income	$17.757	$17.132	$16.433	$15.538	$15.862
Real estate property level expenses and taxes	8.548	7.722	7.534	7.319	7.788
Real estate income, net	9.209	9.410	8.899	8.219	8.074
Other income	6.162	4.762	3.594	3.342	3.459
Total income	15.371	14.172	12.493	11.561	11.533
Expense charges(1)	3.161	3.318	3.290	3.092	2.880
Investment income, net	12.210	10.854	9.203	8.469	8.653
Net realized and unrealized gain on investments and mortgage loans payable	6.877	5.839	9.660	18.911	27.868
Net increase in Accumulation Unit Value	19.087	16.693	18.863	27.380	36.521
Accumulation Unit Value:
Beginning of period	398.329	381.636	362.773	335.393	298.872
End of period	$417.416	$398.329	$381.636	$362.773	$335.393
Total return	4.79%	4.37%	5.20%	8.16%	12.22%
Ratios to Average net Assets:
Expenses(1)	0.76%	0.83%	0.86%	0.86%	0.89%
Investment income, net	2.95%	2.72%	2.41%	2.37%	2.68%
Portfolio turnover rate:
Real estate properties(2)	11.8%	2.7%	1.3%	5.7%	6.5%
Marketable securities(3)	5.1%	5.7%	3.5%	10.0%	15.9%
Accumulation Units outstanding at end of period (millions):	60.7	61.3	62.4	60.4	57.9
Net assets end of period (millions)	$25,842.6	$24,942.6	$24,304.7	$22,360.0	$19,829.0

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

Note 12—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (millions):

	Years ended December 31,
	2018	2017	2016
Outstanding:
Beginning of period	61.3	62.4	60.4
Credited for premiums	6.5	6.6	8.2
Annuity, other periodic payments, withdrawals and death benefits	(7.1)	(7.7)	(6.2)
End of period	60.7	61.3	62.4

Note 13—Commitments and Contingencies
Commitments—As of December 31, 2018 and 2017, the Account had the following immediately callable commitments to purchase additional interests in its limited partnership investments:

	December 31,
	2018	2017
Taconic New York City GP Fund	$26.0	$32.0
LCS SHIP Venture I, LLC	75.0	—
	$101.0	$32.0
Taconic New York City GP Fund—The general partner can call capital during the commitment period at any time. The commitment period ends on the fifth anniversary from closing (November 2020). The commitment period may be closed earlier at the joint election of TIAA and the general partner if 90% of the commitment has been satisfied.
LCS SHIP Venture I, LLC—The general partner can call capital at any time during the commitment period, which ends one year from closing (June 2019).
The Account has committed a total of $83.3 million and $47.6 million as of December 2018 and 2017, respectively, to various tenants for tenant improvements and leasing inducements.
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
Note 14—Subsequent Events
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price (1)
Glen Lake	01/09/2019	100.00%	Apartments	Atlanta, GA	$54.8
1600 Broadway	01/10/2019	100.00%	Office	Denver, CO	109.1
The Theory	01/15/2019	97.00%	Apartments	Raleigh, NC	63.0
Colony Industrial Portfolio	02/20/2019	100.00%	Industrial	Various, U.S.A.	137.0
Storage Portfolio III(2)	02/22/2019	90.00%	Storage	Various, U.S.A.	17.9

(1)	The net purchase price represents the purchase price and closing costs.

(2)
The Account entered into a 90% interest in a joint venture designed for future investment in storage properties. The Account's maximum potential investment is $100.0 million and on February 22, 2019, the first storage property in Glen Burnie, MD, was acquired for $17.9 million (the Account's Share).

Sales

Property Name	Sales Date	Ownership Percentage	Sector	Location	Net Sales Price (1)	Realized Gain/Loss on Sale(3)
1858 Meca Way(2)	03/01/2019	100.00%	Industrial	Norcross, GA	$2.9	$—

(1)	The net sales price represents the sales price, less selling expenses.

(2)	Property held within Colony Industrial Portfolio.

(3)	No realized gain or loss was realized from the sale.

Loans Receivable

Borrower Name	Financing Date	Interest Rate	Sector	Maturity Date	Location	Loan Amount(1)
SCG Oakland Portfolio	03/01/2019	4.25% + LIBOR	Office	03/01/2024	Oakland, CA	$53.5

(1)	Loan Amount represents the Account's mezzanine loan receivable position.
Financings

Property Name	Financing Date	Ownership Percentage	Interest Rate	Sector	Maturity Date	Location	Financing Amount(1)
The Theory	01/15/2019	97.00%	3.94%	Apartments	01/15/2024	Raleigh, NC	$31.3
Marketable Securities
In the first two months of 2019, the Account sold approximately $400 million in real estate-related securities.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—54.5% and 57.9%

Location/Description	Type	Fair Value at December 31,
		2018		2017

Alabama:
Riverchase Village	Retail	$40.0		$—
Arizona:
Camelback Center	Office	63.4		59.8
California:
55 Second Street	Office	368.2	(1)	355.5	(1)
88 Kearny Street	Office	189.1		174.2
200 Middlefield Road	Office	61.8		61.4
12910 Mulberry Drive	Industrial	21.7		—
30700 Russell Ranch	Office	34.6		—
Allure at Camarillo	Apartments	61.8		59.6
BLVD63	Apartments	164.0		162.1
Bridgepointe Shopping Center	Retail	125.0		124.5
Castro Station	Office	—		169.0
Centre Pointe and Valley View	Industrial	51.2		47.8
Cerritos Industrial Park	Industrial	153.1		142.0
Charleston Plaza	Retail	100.0		93.0
Frontera Industrial Business Park	Industrial	74.0		56.4
Great West Industrial Portfolio	Industrial	178.5		167.0
Holly Street Village	Apartments	152.1	(1)	148.0
Larkspur Courts	Apartments	146.0		143.7
Northern CA RA Industrial Portfolio	Industrial	93.3		87.4
Oakmont IE West Portfolio	Industrial	103.5		87.6
Oceano at Warner Center	Apartments	89.3		89.0
Ontario Industrial Portfolio	Industrial	421.8		398.6
Ontario Mills Industrial Portfolio	Industrial	61.8		58.5
Otay Mesa Industrial Portfolio	Industrial	29.4		—
Pacific Plaza	Office	116.5		115.2
Rancho Cucamonga Industrial Portfolio	Industrial	76.2		71.9
Rancho Del Mar	Apartments	92.5		—
Regents Court	Apartments	104.0	(1)	99.1	(1)
Southern CA RA Industrial Portfolio	Industrial	143.4		138.0
Stella	Apartments	183.7		179.7
Stevenson Point	Industrial	61.3		50.9
The Forum at Carlsbad	Retail	225.0	(1)	221.0	(1)
The Legacy at Westwood	Apartments	144.0	(1)	143.0	(1)
Township Apartments	Apartments	90.5	(1)	89.8
West Lake North Business Park	Office	62.6		60.3
Westcreek	Apartments	55.0		51.4
Westwood Marketplace	Retail	142.0		131.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at December 31,
		2018		2017
Wilshire Rodeo Plaza	Office	$312.4		$327.8
Colorado:
Palomino Park	Apartments	348.0	(1)	329.7	(1)
South Denver Marketplace	Retail	72.7		72.7
Connecticut:
Wilton Woods Corporate Campus	Office	121.0		133.0
Florida:
5 West	Apartments	62.2		—
701 Brickell Avenue	Office	394.3	(1)	368.5	(1)
Broward Industrial Portfolio	Industrial	59.1		54.2
Casa Palma	Apartments	102.0		95.0
Fusion 1560	Apartments	82.0	(1)	—
Lofts at SoDo	Apartments	66.7	(1)	—
Orion on Orpington	Apartments	49.2		44.4
Publix at Weston Commons	Retail	74.6		74.8
Seneca Industrial Park	Industrial	117.5		108.8
South Florida Apartment Portfolio	Apartments	108.7		105.1
The Manor Apartments	Apartments	52.9		52.6
The Manor at Flagler Village	Apartments	137.1		148.1
The Residences at the Village of Merrick Park	Apartments	72.7		76.0
Urban Centre	Office	—		143.3
Weston Business Center	Industrial	97.8		92.8
Georgia:
Ascent at Windward	Apartments	68.4	(1)	—
Atlanta Industrial Portfolio	Industrial	35.5		32.4
Biltmore at Midtown	Apartments	70.4	(1)	—
Shawnee Ridge Industrial Portfolio	Industrial	89.2		91.1
Illinois:
32 South State Street	Retail	50.4	(1)	48.3	(1)
803 Corday	Apartments	94.2		94.5
Chicago Caleast Industrial Portfolio	Industrial	82.8		80.5
Chicago Industrial Portfolio	Industrial	28.7	(9)	100.3
Maryland:
Cherry Knoll	Apartments	59.2	(1)	—
Landover Logistics Center	Industrial	44.3		43.4
The Shops at Wisconsin Place	Retail	76.9		90.0
Massachusetts:
99 High Street	Office	506.4	(1)	502.1
501 Boylston Street	Office	—	(10)	505.2	(1)
Fort Point Creative Exchange Portfolio	Office	247.1		223.1
Northeast RA Industrial Portfolio	Industrial	42.0		40.9
One Beeman Road	Industrial	34.0		33.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at December 31,
		2018		2017
Minnesota:
The Bridges	Apartments	$64.9		$62.4
The Knoll	Apartments	36.1	(1)	34.0	(1)
New Jersey:
10 New Maple Avenue	Industrial	18.0		—
200 Milik Street	Industrial	54.0		53.1
Amazon Distribution Center	Industrial	—		110.0
Marketfair	Retail	104.3		102.9
South River Road Industrial	Industrial	102.5		87.8
New York:
21 Penn Plaza	Office	317.8		261.2
250 North 10th Street	Apartments	151.0		163.1
425 Park Avenue	Ground Lease	461.0		457.0
430 West 15th Street	Office	—		145.8
780 Third Avenue	Office	418.7	(1)	427.0	(1)
837 Washington Street	Office	222.0		210.0
The Colorado	Apartments	254.9	(1)	256.2	(1)
The Corner	Apartments	—		251.0	(1)
North Carolina:
Centric Gateway	Apartments	70.0		—
Oregon:
The Cordelia	Apartments	41.7		49.0
Pennsylvania:
1619 Walnut Street	Retail	24.1		24.1
South Carolina:
Greene Crossing	Apartments	75.1		67.2
Tennessee:
Southside at McEwen	Retail	48.6		48.2
Texas:
3131 McKinney	Office	49.7		—
Beltway North Commerce Center	Industrial	26.3		19.3
Carrington Park	Apartments	65.1		—
Churchill on the Park	Apartments	71.3		—
Cliffs at Barton Creek	Apartments	46.7		45.9
Dallas Industrial Portfolio	Industrial	222.3		213.2
Houston Apartment Portfolio	Apartments	164.4		158.7
Lincoln Centre	Office	372.6		358.0
Northwest Houston Industrial Portfolio	Industrial	75.6		70.7
Park 10 Distribution	Industrial	10.0		10.3
Pinnacle Industrial Portfolio	Industrial	51.2		53.3
Pinto Business Park	Industrial	144.9		131.6
The Maroneal	Apartments	56.1		56.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at December 31,
		2018		2017
Virginia:
8270 Greensboro Drive	Office	$47.5		$50.3
Ashford Meadows Apartments	Apartments	107.1	(1)	107.3	(1)
Plaza America	Retail	116.3		117.0
The Ellipse at Ballston	Office	82.4		83.7
The Palatine	Apartments	122.0	(1)	123.2	(1)
Washington:
Circa Green Lake	Apartments	98.2	(1)	97.5
Fourth and Madison	Office	580.0	(1)	530.0	(1)
Millennium Corporate Park	Office	—		184.1
Northwest RA Industrial Portfolio	Industrial	43.0		38.5
Pacific Corporate Park	Industrial	52.8		45.5
Prescott Wallingford Apartments	Apartments	66.5		62.0
Rainier Corporate Park	Industrial	141.6		123.7
Regal Logistics Campus	Industrial	109.1		100.0
Union - South Lake Union	Apartments	114.0	(1)	111.0
Washington D.C.:
1001 Pennsylvania Avenue	Office	782.8	(1)	785.0	(1)
1401 H Street, NW	Office	209.5	(1)	201.1	(1)
1900 K Street, NW	Office	342.1	(1)	330.0	(1)
Mass Court	Apartments	166.1	(1)	171.0	(1)
The Ashton	Apartments	30.5		37.5
The Louis at 14th	Apartments	162.0		176.0
The Woodley	Apartments	196.0		191.0
TOTAL REAL ESTATE PROPERTIES
(Cost $12,687.8 and $12,972.5)		$15,531.1		$15,742.7
REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS—22.9% and 22.1%
REAL ESTATE JOINT VENTURES—22.3% and 21.6%

Location/Description	Type	Fair Value at December 31,
		2018		2017
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$376.2	(2)	$351.0	(2)
PC Borrower, LLC Pacific City (70% Account Interest)	Retail	59.5	(2)	134.9
TREA 9625 Towne Center, LLC 9625 Towne Centre Drive (49.9% Account Interest)	Land	45.5		15.1
TREA Campus Pointe 1, LLC Campus Pointe 1 (45% Account Interest)	Office	153.7		143.0
TREA Campus Pointe 2 & 3, LLC Campus Pointe 2 & 3 (45% Account Interest)	Office (5)	132.8		127.1
TREA Campus Pointe 4, LLC Campus Pointe 4 (45% Account Interest)	Office	9.2		8.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at December 31,
		2018		2017
T-C 1500 Owens, LLC 1500 Owens Street (49.9% Account Interest)	Office	$78.8		$77.5
T-C Foundry Square II Venture LLC Foundry Square II (50.1% Account Interest)	Office	290.1		262.7
T-C Illinois Street, LLC 409-499 Illinois Street (40% Account Interest)	Office	223.9		209.3
Valencia Town Center Associates LP Valencia Town Center (50% Account Interest)	Retail	140.5	(2)	138.8	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	769.7	(2)	758.4	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	156.0		150.6
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	170.3	(2)	166.0	(2)
Indiana:
THP Park on Morton, LLC Park on Morton (97% Account Interest)	Apartments	29.5	(2)	—
Maryland:
WP Project Developer The Shops at Wisconsin Place (33.33% Account Interest)	Retail	20.4		20.0
Massachusetts:
One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	239.1		229.1
T-C 225 Binney, LLC 225 Binney Street (70% Account Interest)	Office	220.2		201.9
T-C 501 Boylston Street Member, LLC 501 Boylston (50.1% Account Interest)	Office	195.6	(2)	—
Nevada
Fashion Show Holding I, LLC Fashion Show (50% Account Interest)	Retail	819.1	(2)	844.4	(2)
New York:
401 West 14th Street, LLC 401 West 14th Street (42.19% Account Interest)	Retail	48.4	(2)	46.4	(2)
440 Ninth Avenue Owner, LLC 440 Ninth Avenue (88.52% Account Interest)	Office	121.4	(2)	—
817 Broadway Owner, LLC 817 Broadway (61.46% Account Interest)	Office	28.0	(2)	23.0	(2)
MRA Hub 34 Holding, LLC The Hub (95% Account Interest)	Office	59.2	(2)	56.9	(2)
RGM 42, LLC MiMA (70% Account Interest)	Apartments	118.4	(2)	189.2	(2)
TREA 35th Street LIC Investor Member, LLC Commerce LIC (97.5% Account Interest)	Industrial	0.6	(11)	58.2
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	154.3	(2)	140.4	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	344.6	(2)	338.7	(2)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at December 31,
		2018		2017
THP Cabana Beach San Marcos, LLC Cabana Beach San Marcos (97% Account Interest)	Apartments	$23.0	(2)	$—
THP The Forum at Sam Houston, LLC The Forum - Sam Houston (97% Account Interest)	Apartments	17.6	(2)	—
THP West Campus, LLC Aspen Heights (97% Account Interest)	Apartments	42.3	(2)	—
Washington:
T-C REA 400 Fairview Investor, LLC 400 Fairview (90% Account Interest)	Office	—		263.7
Various:
DDRTC Core Retail Fund, LLC DDR Joint Venture (85% Account Interest)	Retail	655.8	(2,3)	636.2	(2,3)
Simpson Housing LLP Simpson Housing Portfolio (80% Account Interest)	Apartments	400.1	(2,3)	—
Storage Portfolio I, LLC Storage Portfolio (66.02% Account Interest) (8)	Storage	92.4	(2,3)	177.5	(2,3)
Storage Portfolio II, LLC Storage Portfolio II (90% Account Interest)	Storage	120.4	(2,3)	91.8	(2,3)
TOTAL REAL ESTATE JOINT VENTURES (Cost $5,030.9 and $4,534.5)		$6,356.6		$5,860.6

LIMITED PARTNERSHIPS—0.6% and 0.5%
Clarion Gables Multi-Family Trust LP (1.681% Account Interest)		$30.1		$126.7
LCS SHIP Venture I LLC (90% Account Interest)		129.7		—
Taconic New York City GP Fund, LP (60% Account Interest)		15.7		10.8
Transwestern Mezz Realty Partners III, LLC (11.715% Account Interest)		0.4	(13)	4.9
TOTAL LIMITED PARTNERSHIPS (Cost $176.9 and $140.8)		$175.9		$142.4
TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $5,207.8 and $4,675.3)		$6,532.5		$6,003.0
MARKETABLE SECURITIES—19.4% and 18.9%
REAL ESTATE-RELATED MARKETABLE SECURITIES—5.0% and 4.6%

Shares		Issuer	Fair Value at December 31,
2018	2017		2018		2017
110,762	90,769	Acadia Realty Trust	$2.6		$2.5
46,535	31,513	Agree Realty Corporation	2.8		1.6
94,479	—	Alexander & Baldwin, Inc.	1.7		—
2,986	2,309	Alexander's, Inc.	0.9		0.9
146,953	103,464	Alexandria Real Estate Equities, Inc.	16.9		13.5
—	53,951	Altisource Residential Corp.	—		0.6
52,670	43,804	American Assets Trust, Inc.	2.1		1.7
188,889	148,817	American Campus Communities, Inc.	7.8		6.1
75,276	—	American Financial Trust, Inc.	1.0	(7)	—
357,614	263,720	American Homes 4 Rent	7.1		5.8
606,653	462,615	American Tower Corp.	96.0		66.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at December 31,
2018	2017		2018	2017
118,616	—	Americold Realty Trust	$3.0	$—
213,704	171,065	Apartment Investment and Management Company	9.4	7.5
301,399	231,041	Apple Hospitality Inc.	4.3	4.5
69,576	47,395	Armada Hoffler Properties Inc.	1.0	0.7
—	27,462	Ashford Hospitality Prime Inc.	—	0.3
108,956	88,009	Ashford Hospitality Trust, Inc.	0.4	0.6
190,742	150,694	Avalonbay Communities, Inc.	33.2	26.9
30,596	24,509	Bluerock Residential Growth, Inc.	0.3	0.2
213,492	168,560	Boston Properties, Inc.	24.0	21.9
39,766	—	Braemar Hotels & Resorts, Inc.	0.4	—
243,776	189,208	Brandywine Realty Trust	3.1	3.4
418,058	336,302	Brixmore Property Group Inc	6.1	6.3
173,572	—	Brookfield Property REIT	2.8	—
12,485	—	BRT Apartments Corporation	0.1	—
123,044	99,633	Camden Property Trust	10.8	9.2
115,194	85,789	CareTrust REIT Inc.	2.1	1.4
64,018	48,438	Catchmark Timber Trust, Inc.	0.5	0.6
239,329	185,540	CBL & Associates Properties, Inc.	0.5	1.1	(7)
112,105	92,124	Cedar Shopping Centers, Inc.	0.4	0.6
65,187	49,866	Chatham Lodging Trust	1.2	1.1
80,952	64,702	Chesapeake Lodging Trust	2.0	1.8
47,817	32,933	City Office REIT Inc.	0.5	0.4
21,288	15,330	Clipper Realty, Inc.	0.3	0.2
661,676	—	Colony Capital, Inc.	3.1	—
—	583,920	Colony Northstar, Inc.	—	6.7
163,866	131,158	Columbia Property Trust Inc.	3.2	3.0
23,436	17,855	Community Healthcare Trust, Inc.	0.7	0.5
162,853	130,237	CoreCivic, Inc.	2.9	2.9
16,269	12,695	Corenergy Infrastructure Trust, Inc.	0.5	0.5
57,463	—	Corepoint Lodging, Inc.	0.7	—
50,118	37,213	CoreSite Realty Corporation	4.4	4.2
142,696	109,361	Corporate Office Properties Trust	3.0	3.2
580,413	458,712	Cousins Properties Incorporated	4.6	4.2
572,594	440,146	Crown Castle International Corporation	62.2	48.9
255,847	197,633	Cubesmart	7.3	5.7
144,491	98,521	CyrusOne Inc.	7.6	5.9
—	101,202	DCT Industrial Trust, Inc.	—	5.9
—	340,952	DDR Corp	—	3.1
284,793	219,132	DiamondRock Hospitality Company	2.6	2.5
284,543	223,448	Digital Realty Trust, Inc.	30.3	25.5
222,742	174,051	Douglas Emmett, Inc.	7.6	7.1
493,225	388,940	Duke Realty Corporation	12.8	10.6
86,054	46,776	Easterly Government Properties, Inc.	1.3	1.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at December 31,
2018	2017		2018		2017
48,463	36,626	EastGroup Properties, Inc.	$4.4		$3.2
—	82,652	Education Realty Trust, Inc.	—		2.9
196,612	139,642	Empire State Realty Trust	2.8		2.9
102,222	68,867	EPR Properties	6.5		4.5
110,827	85,048	Equinix Inc.	39.1		38.5
—	132,344	Equity Commonwealth	—		4.0
118,255	89,456	Equity Lifestyle Properties, Inc.	11.5		8.0
495,921	390,235	Equity Residential	32.7		24.9
—	39,142	Escrow Winthrop Realty Trust	—		0.3
47,818	—	Essential Properties Realty	0.7		—
90,861	71,499	Essex Property Trust, Inc.	22.3		17.3
168,808	133,620	Extra Space Storage, Inc.	15.3		11.7
39,335	33,146	Farmland Partners, Inc.	0.2		0.3	(7)
100,845	78,850	Federal Realty Investment Trust	11.9		10.5
171,124	130,114	First Industrial Realty Trust, Inc.	4.9		4.1
—	266,222	Forest City Realty Trust A	—		6.4
95,288	68,809	Four Corners Property Trust	2.5		1.8
148,193	119,538	Franklin Street Properties Corp.	0.9		1.3
66,846	—	Front Yard Residential Corp.	0.6		—
279,615	221,037	Gaming and Leisure Properties, Inc.	9.0		8.2
—	674,285	General Growth Properties, Inc.	—		15.8
164,774	134,715	GEO Group Inc./The	3.2		3.2
45,390	36,337	Getty Realty Corp.	1.3		1.0
40,600	30,560	Gladstone Commercial Corporation	0.7		0.6
17,897	11,775	Gladstone Land Corporation	0.2		0.2
27,913	14,323	Global Medical REIT, Inc.	0.2		0.1	(7)
97,753	73,715	Global Net Lease, Inc.	1.7		1.5
134,722	102,459	Government Properties Income Trust	0.9		1.9
—	173,959	Gramercy Property Trust Inc.	—		4.6
651,177	513,801	HCP, Inc.	18.2		13.4
170,298	133,528	Healthcare Realty Trust Inc.	4.8		4.3
285,255	221,345	Healthcare Trust of America	7.2		6.6
50,946	45,394	Hersha Hospitality Trust	0.9		0.8
140,879	111,471	Highwoods Properties, Inc.	5.5		5.7
225,198	179,103	Hospitality Properties Trust	5.4		5.3
1,014,135	799,202	Host Hotels & Resorts, Inc.	16.9		15.9
213,134	171,423	Hudson Pacific Properties, Inc.	6.2		5.9
123,683	93,383	Independence Realty Trust, Inc.	1.1		0.9
88,878	—	Industrial Logics Properties	1.7		—
16,729	130,841	Investors Real Estate Trust	0.8		0.7
414,132	320,427	Invitation Homes, Inc.	8.3		7.6
393,221	302,923	Iron Mountain Inc.	12.7		11.4
1,500,000	1,500,000	iShares Dow Jones US Real Estate Index Fund	112.4	(7)	121.5	(7)
144,518	94,915	JBG Smith Properties	5.0		3.3
136,455	106,012	Kilroy Realty Corporation	8.6		7.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at December 31,
2018	2017		2018	2017
563,416	451,921	Kimco Realty Corporation	$8.3	$8.2
113,467	90,119	Kite Realty Group Trust	1.6	1.8
116,496	91,259	Lamar Advertising Corporation	8.1	6.8
—	124,427	LaSalle Hotel Properties	—	3.5
293,991	257,171	Lexington Realty Trust	2.4	2.5
204,392	161,972	Liberty Property Trust	8.6	7.0
63,299	50,130	Life Storage, Inc.	5.9	4.5
54,350	42,489	LTC Properties, Inc.	2.3	1.9
123,992	99,130	Mack-Cali Realty Corporation	2.4	2.1
44,471	29,800	Medequities Realty Trust, Inc.	0.3	0.3
503,539	399,374	Medical Properties Trust, Inc.	8.1	5.5
157,147	123,965	Mid-America Apartment Communities, Inc.	15.0	12.5
121,059	80,492	Monmouth Real Estate Investment Corporation	1.5	1.4
56,533	43,294	National Health Investors, Inc.	4.3	3.3
219,159	165,743	National Retail Properties, Inc.	10.6	7.1
78,758	49,957	National Storage Affiliates Trust	2.1	1.4
97,013	90,062	New Senior Investment Group	0.4	0.7
25,395	19,294	Nexpoint Residential Trust, Inc.	0.9	0.5
60,527	61,800	NorthStar Realty Europe Corp.	0.9	0.8
273,749	214,048	Omega Healthcare Investors, Inc.	9.6	5.9	(7)
21,786	16,324	One Liberty Properties, Inc.	0.5	0.4
192,190	152,483	Outfront Media Inc.	3.5	3.5
289,253	225,256	Paramount Group Inc.	3.6	3.6
276,143	159,738	Park Hotels & Resorts, Inc.	7.2	4.6
186,399	75,337	Pebblebrook Hotel Trust	5.3	2.8
96,360	69,866	Pennsylvania Real Estate Investment Trust	0.6	0.8
250,372	195,747	Physicians Realty Trust	4.0	3.5
177,784	159,189	Piedmont Office Realty Trust, Inc.	3.0	3.1
91,285	44,326	Potlatch Corporation	2.9	2.2
54,653	39,774	Preferred Apartment Communities, Inc.	0.8	0.8
865,465	577,161	ProLogis	50.8	37.2
27,314	21,348	PS Business Parks, Inc.	3.6	2.7
205,162	161,952	Public Storage, Inc.	41.5	33.8
69,517	53,551	QTS Realty Trust, Inc.	2.6	2.9
—	104,106	Quality Care Properties	—	1.4
—	84,467	Ramco-Gershenson Properties Trust	—	1.2
178,720	140,926	Rayonier, Inc.	4.9	4.5
408,129	308,355	Realty Income Corporation	25.7	17.6
210,244	163,631	Regency Centers Corporation	12.3	11.3
155,276	118,002	Retail Opportunity Investment	2.5	2.4
298,353	248,555	Retail Properties of America	3.2	3.3
21,416	—	Retail Value, Inc.	0.6	—
126,860	83,912	Rexford Industrial Realty Inc.	3.7	2.4
239,679	185,465	RLJ Lodging Trust	3.9	4.1
113,496	—	RPT Realty	1.4	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at December 31,
2018	2017		2018	2017
61,126	48,519	Ryman Hospitality Properties	$4.1	$3.3
244,568	191,602	Sabra Health Care REIT Inc.	4.0	3.6
10,996	11,006	Safety Income and Growth, Inc	0.2	0.2
16,999	12,343	Saul Centers, Inc.	0.9	0.8
154,833	131,401	SBA Communications Corporation	25.1	21.5
121,549	69,474	Select Income Real Estate Investment Trust	0.9	1.7
326,164	259,176	Senior Housing Properties Trust	3.8	5.0
426,117	340,430	Simon Property Group, Inc.	71.6	58.5
209,816	—	Site Centers Corporation	2.3	—
113,961	105,521	SL Green Realty Corp.	9.0	10.7
59,766	—	Spirit MTA REIT	0.4	—
117,972	498,344	Spirit Realty Capital Inc.	4.3	4.3
135,097	102,712	Stag Industrial, Inc.	3.4	2.8
264,895	187,343	STORE Capital Corporation	7.5	4.9
141,848	113,544	Summit Hotel Properties, Inc.	1.4	1.7
116,162	83,430	Sun Communities, Inc.	11.8	7.7
313,714	247,441	Sunstone Hotel Investors, L.L.C.	4.1	4.1
126,963	101,087	Tanger Factory Outlet Centers, Inc.	2.6	2.7	(7)
81,759	64,816	Taubman Centers, Inc.	3.8	4.2
80,363	58,066	Terreno Realty Corporation	2.8	2.0
188,118	149,606	The Macerich Company	8.1	9.8
73,743	54,543	Tier Inc.	1.5	1.1
366,433	289,926	UDR, Inc.	14.5	11.2
46,595	34,876	UMH Properties, Inc.	0.6	0.5
231,999	182,231	UNITI Group, Inc.	3.6	3.2	(7)
18,151	14,449	Universal Health Realty Income Trust	1.1	1.1
150,757	112,531	Urban Edge Properties	2.5	2.9
42,533	31,959	Urstadt Biddle Properties, Inc.	0.9	0.7
491,993	388,195	Ventas, Inc.	28.8	23.3
1,342,240	1,065,264	VEREIT, Inc.	9.6	8.3
554,541	—	Vici Properties, Inc.	10.4	—
238,674	188,214	Vornado Realty Trust	14.8	14.7
257,311	203,651	Washington Prime Group, Inc.	1.3	1.4
110,436	85,659	Washington Real Estate Investment Trust	2.5	2.7
165,849	132,066	Weingarten Realty Investors	4.1	4.3
514,421	401,236	Welltower Inc.	35.7	25.6
1,035,575	816,991	Weyerhaeuser Company	22.6	28.8
54,425	38,883	Whitestone Real Estate Investment Trust B	0.7	0.6
219,891	116,079	WP Carey Inc.	14.4	8.0
154,344	118,158	Xenia Hotels & Resorts Inc.	2.7	2.6
TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $1,274.7 and $991.0)			$1,415.1	$1,238.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—14.4% and 14.3%
GOVERNMENT AGENCY NOTES—7.2% and 10.6%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2018	2017				2018	2017
$—	$10.0	Fannie Mae Discount Notes	1.077%	1/9/2018	$—	$10.0
—	14.2	Fannie Mae Discount Notes	1.093%	1/10/2018	—	14.2
—	40.0	Fannie Mae Discount Notes	1.115%	1/11/2018	—	40.0
—	19.0	Fannie Mae Discount Notes	1.118%	1/19/2018	—	19.0
—	30.0	Fannie Mae Discount Notes	1.038%	1/22/2018	—	30.0
—	46.2	Fannie Mae Discount Notes	1.038%	1/23/2018	—	46.1
—	35.1	Fannie Mae Discount Notes	1.038%	1/24/2018	—	35.1
—	14.6	Fannie Mae Discount Notes	1.088%	1/29/2018	—	14.5
—	35.1	Fannie Mae Discount Notes	1.079%	1/30/2018	—	35.1
—	26.2	Fannie Mae Discount Notes	1.109% - 1.225%	2/7/2018	—	26.2
—	25.0	Fannie Mae Discount Notes	1.145%	2/16/2018	—	25.0
—	50.0	Fannie Mae Discount Notes	1.140% - 1.150%	2/20/2018	—	49.9
—	30.2	Fannie Mae Discount Notes	1.140%	2/21/2018	—	30.2
—	40.0	Fannie Mae Discount Notes	1.221%	3/7/2018	—	39.9
—	40.0	Fannie Mae Discount Notes	1.221%	3/8/2018	—	39.9
—	34.1	Fannie Mae Discount Notes	1.221%	3/9/2018	—	34.0
—	20.0	Fannie Mae Discount Notes	1.303%	3/13/2018	—	19.9
—	37.2	Fannie Mae Discount Notes	1.313%	3/19/2018	—	37.0
—	15.0	Fannie Mae Discount Notes	1.303%	3/20/2018	—	15.0
—	10.0	Fannie Mae Discount Notes	1.308%	3/22/2018	—	10.0
—	39.3	Fannie Mae Discount Notes	1.318%	3/29/2018	—	39.1
—	30.0	Fannie Mae Discount Notes	1.323%	4/2/2018	—	29.9
—	35.2	Fannie Mae Discount Notes	1.313% - 1.323%	4/3/2018	—	35.1
—	40.0	Fannie Mae Discount Notes	1.334%	4/9/2018	—	39.9
20.0	—	Fannie Mae Discount Notes	2.270%	1/9/2019	20.0	—
3.6	—	Fannie Mae Discount Notes	2.350%	2/6/2019	3.5	—
22.6	—	Fannie Mae Discount Notes	2.390%	2/13/2019	22.5	—
17.6	—	Fannie Mae Discount Notes	2.350%	3/1/2019	17.5	—
—	14.0	Farmer Mac Discount Notes	1.169%	2/1/2018	—	14.0
6.0	—	Farmer Mac Discount Notes	2.440%	3/15/2019	6.0	—
9.1	—	Federal Farm Credit Bank Discount Notes	2.380%	3/18/2019	9.0	—
18.0	—	Federal Farm Credit Bank Discount Notes	2.480%	5/2/2019	17.9	—
20.0	—	Federal Farm Credit Bank Discount Notes	2.530%	5/23/2019	19.8	—
—	20.2	Federal Home Loan Bank Discount Notes	1.069%	1/2/2018	—	20.2
—	40.0	Federal Home Loan Bank Discount Notes	1.079%	1/3/2018	—	40.0
—	40.0	Federal Home Loan Bank Discount Notes	1.068%	1/5/2018	—	40.0
—	40.0	Federal Home Loan Bank Discount Notes	1.068%	1/8/2018	—	40.0
—	33.0	Federal Home Loan Bank Discount Notes	1.058%	1/9/2018	—	33.0
—	50.0	Federal Home Loan Bank Discount Notes	1.068% - 1.118%	1/10/2018	—	50.0
—	30.0	Federal Home Loan Bank Discount Notes	1.089% - 1.108%	1/12/2018	—	30.0
—	38.1	Federal Home Loan Bank Discount Notes	1.068%	1/16/2018	—	38.1
—	50.0	Federal Home Loan Bank Discount Notes	1.094% - 1.118%	1/17/2018	—	50.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2018	2017				2018	2017
$—	$30.2	Federal Home Loan Bank Discount Notes	1.063%	1/19/2018	$—	$30.1
—	20.0	Federal Home Loan Bank Discount Notes	1.134%	1/22/2018	—	20.0
—	38.0	Federal Home Loan Bank Discount Notes	1.063%	1/25/2018	—	37.9
—	36.1	Federal Home Loan Bank Discount Notes	1.063%	1/26/2018	—	36.1
—	29.2	Federal Home Loan Bank Discount Notes	1.069% - 1.290%	1/29/2018	—	29.1
—	24.3	Federal Home Loan Bank Discount Notes	1.225%	2/6/2018	—	24.2
—	47.1	Federal Home Loan Bank Discount Notes	1.069% - 1.220%	2/9/2018	—	47.1
—	11.8	Federal Home Loan Bank Discount Notes	1.140%	2/14/2018	—	11.8
—	25.0	Federal Home Loan Bank Discount Notes	1.130%	2/16/2018	—	25.0
—	10.0	Federal Home Loan Bank Discount Notes	1.306%	2/21/2018	—	10.0
—	40.0	Federal Home Loan Bank Discount Notes	1.120%	2/26/2018	—	39.9
—	39.4	Federal Home Loan Bank Discount Notes	1.120% - 1.186%	2/27/2018	—	39.3
—	22.2	Federal Home Loan Bank Discount Notes	1.161% - 1.232%	3/2/2018	—	22.1
—	45.0	Federal Home Loan Bank Discount Notes	1.212% - 1.313%	3/12/2018	—	44.9
—	28.0	Federal Home Loan Bank Discount Notes	1.176%	3/13/2018	—	27.9
—	5.0	Federal Home Loan Bank Discount Notes	1.318%	3/16/2018	—	5.0
—	40.0	Federal Home Loan Bank Discount Notes	1.304%	3/27/2018	—	39.9
—	47.4	Federal Home Loan Bank Discount Notes	1.304%	3/28/2018	—	47.2
—	40.2	Federal Home Loan Bank Discount Notes	1.324%	4/11/2018	—	40.0
—	15.2	Federal Home Loan Bank Discount Notes	1.359%	4/12/2018	—	15.2
—	29.1	Federal Home Loan Bank Discount Notes	1.354%	4/16/2018	—	29.0
—	39.2	Federal Home Loan Bank Discount Notes	1.365%	4/19/2018	—	39.0
—	40.2	Federal Home Loan Bank Discount Notes	1.365%	4/20/2018	—	40.0
—	33.2	Federal Home Loan Bank Discount Notes	1.365%	4/23/2018	—	33.0
—	34.2	Federal Home Loan Bank Discount Notes	1.375%	4/24/2018	—	34.1
—	15.2	Federal Home Loan Bank Discount Notes	1.371%	4/25/2018	—	15.2
—	28.4	Federal Home Loan Bank Discount Notes	1.403%	5/4/2018	—	28.2
33.0	—	Federal Home Loan Bank Discount Notes	2.167% - 2.195%	1/11/2019	33.0	—
37.6	—	Federal Home Loan Bank Discount Notes	2.220%	1/14/2019	37.6	—
36.2	—	Federal Home Loan Bank Discount Notes	2.220%	1/15/2019	36.2	—
35.0	—	Federal Home Loan Bank Discount Notes	2.220%	1/16/2019	35.0	—
40.9	—	Federal Home Loan Bank Discount Notes	2.189% - 2.197%	1/18/2019	40.9	—
29.5	—	Federal Home Loan Bank Discount Notes	2.190%	1/23/2019	29.5	—
25.6	—	Federal Home Loan Bank Discount Notes	2.330%	1/28/2019	25.6	—
12.0	—	Federal Home Loan Bank Discount Notes	2.250%	1/29/2019	12.0	—
40.0	—	Federal Home Loan Bank Discount Notes	2.260% - 2.265%	1/30/2019	39.9	—
14.3	—	Federal Home Loan Bank Discount Notes	2.290%	2/8/2019	14.3	—
30.0	—	Federal Home Loan Bank Discount Notes	2.300% - 2.319%	2/11/2019	29.9	—
24.7	—	Federal Home Loan Bank Discount Notes	2.340%	2/15/2019	24.6	—
35.0	—	Federal Home Loan Bank Discount Notes	2.331%- 2.353%	2/19/2019	34.9	—
36.8	—	Federal Home Loan Bank Discount Notes	2.235% - 2.353%	2/20/2019	36.6	—
45.0	—	Federal Home Loan Bank Discount Notes	2.294% - 2.314%	2/22/2019	44.8	—
14.1	—	Federal Home Loan Bank Discount Notes	2.330%	2/25/2019	14.0	—
40.0	—	Federal Home Loan Bank Discount Notes	2.330%	2/26/2019	39.9	—
21.5	—	Federal Home Loan Bank Discount Notes	2.330%	2/27/2019	21.4	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2018	2017				2018	2017
$26.4	$—	Federal Home Loan Bank Discount Notes	2.310%	3/1/2019	$26.3	$—
31.5	—	Federal Home Loan Bank Discount Notes	2.316% - 2.355%	3/6/2019	31.4	—
40.0	—	Federal Home Loan Bank Discount Notes	2.370%	3/8/2019	39.8	—
37.3	—	Federal Home Loan Bank Discount Notes	2.432% - 2.437%	3/11/2019	37.2	—
40.0	—	Federal Home Loan Bank Discount Notes	2.420%	3/12/2019	39.8	—
40.0	—	Federal Home Loan Bank Discount Notes	2.400%	3/13/2019	39.8	—
10.0	—	Federal Home Loan Bank Discount Notes	2.360%	3/15/2019	10.0	—
30.0	—	Federal Home Loan Bank Discount Notes	2.360%	3/19/2019	29.8	—
12.0	—	Federal Home Loan Bank Discount Notes	2.430%	3/21/2019	11.9	—
22.4	—	Federal Home Loan Bank Discount Notes	2.410%	3/26/2019	22.2	—
25.3	—	Federal Home Loan Bank Discount Notes	2.370%	3/27/2019	25.1	—
40.0	—	Federal Home Loan Bank Discount Notes	2.460%	4/5/2019	39.7	—
40.0	—	Federal Home Loan Bank Discount Notes	2.470%	4/8/2019	39.7	—
50.0	—	Federal Home Loan Bank Discount Notes	2.440%	4/10/2019	49.7	—
24.1	—	Federal Home Loan Bank Discount Notes	2.430%	4/12/2019	23.9	—
14.1	—	Federal Home Loan Bank Discount Notes	2.480%	4/24/2019	14.0	—
10.6	—	Federal Home Loan Bank Discount Notes	2.470%	4/26/2019	10.5	—
87.0	—	Federal Home Loan Bank Discount Notes	2.473% - 2.511%	4/29/2019	86.3	—
24.0	—	Federal Home Loan Bank Discount Notes	2.480%	5/3/2019	23.8	—
18.5	—	Federal Home Loan Bank Discount Notes	2.510%	5/15/2019	18.3	—
40.5	—	Federal Home Loan Bank Discount Notes	2.510%	5/17/2019	40.1	—
30.0	—	Federal Home Loan Bank Discount Notes	2.520%	5/22/2019	29.7	—
—	41.2	Freddie Mac Discount Notes	1.101% - 1.149%	2/2/2018	—	41.2
—	50.0	Freddie Mac Discount Notes	1.101% - 1.139%	2/5/2018	—	49.9
—	25.0	Freddie Mac Discount Notes	1.090%	2/6/2018	—	25.0
—	20.1	Freddie Mac Discount Notes	1.100%	2/7/2018	—	20.0
—	42.2	Freddie Mac Discount Notes	1.099%	2/12/2018	—	42.1
—	40.0	Freddie Mac Discount Notes	1.099%	2/13/2018	—	39.9
—	30.0	Freddie Mac Discount Notes	1.109%	2/14/2018	—	30.0
—	39.5	Freddie Mac Discount Notes	1.120% - 1.130%	2/23/2018	—	39.4
—	50.0	Freddie Mac Discount Notes	1.151%	3/5/2018	—	49.9
—	50.0	Freddie Mac Discount Notes	1.151%	3/6/2018	—	49.9
—	49.8	Freddie Mac Discount Notes	1.182% - 1.202%	3/14/2018	—	49.6
—	34.2	Freddie Mac Discount Notes	1.182%	3/16/2018	—	34.1
—	10.8	Freddie Mac Discount Notes	1.192%	3/19/2018	—	10.7
—	32.8	Freddie Mac Discount Notes	1.202%	3/20/2018	—	32.7
—	40.0	Freddie Mac Discount Notes	1.202%	3/21/2018	—	39.9
—	30.0	Freddie Mac Discount Notes	1.182%	3/22/2018	—	29.9
—	40.0	Freddie Mac Discount Notes	1.212%	3/23/2018	—	39.9
—	40.0	Freddie Mac Discount Notes	1.223%	3/26/2018	—	39.9
—	24.1	Freddie Mac Discount Notes	1.228%	4/4/2018	—	24.0
—	57.7	Freddie Mac Discount Notes	1.228% - 1.269%	4/5/2018	—	57.5
—	35.2	Freddie Mac Discount Notes	1.289%	4/6/2018	—	35.0
—	34.9	Freddie Mac Discount Notes	1.325% - 1.330%	4/10/2018	—	34.7
—	40.0	Freddie Mac Discount Notes	1.325%	4/11/2018	—	39.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2018	2017				2018	2017
$—	$27.2	Freddie Mac Discount Notes	1.324%	4/12/2018	$—	$27.0
—	40.0	Freddie Mac Discount Notes	1.334%	4/13/2018	—	39.8
—	30.1	Freddie Mac Discount Notes	1.365%	4/17/2018	—	30.0
—	35.2	Freddie Mac Discount Notes	1.365%	4/18/2018	—	35.0
—	4.0	Freddie Mac Discount Notes	1.366%	5/4/2018	—	4.0
25.0	—	Freddie Mac Discount Notes	2.130%	1/2/2019	25.0	—
32.4	—	Freddie Mac Discount Notes	2.146% - 2.174%	1/4/2019	32.4	—
35.1	—	Freddie Mac Discount Notes	2.146% - 2.175%	1/7/2019	35.1	—
35.0	—	Freddie Mac Discount Notes	2.130%	1/8/2019	35.0	—
40.0	—	Freddie Mac Discount Notes	2.130%	1/9/2019	40.0	—
36.1	—	Freddie Mac Discount Notes	2.179% - 2.217%	1/22/2019	36.1	—
40.0	—	Freddie Mac Discount Notes	2.190%	1/25/2019	39.9	—
16.0	—	Freddie Mac Discount Notes	2.200%	1/28/2019	15.9	—
15.0	—	Freddie Mac Discount Notes	2.200%	1/29/2019	15.0	—
39.9	—	Freddie Mac Discount Notes	2.190%	2/1/2019	39.8	—
25.9	—	Freddie Mac Discount Notes	2.240%	2/4/2019	25.8	—
35.0	—	Freddie Mac Discount Notes	2.240%	2/5/2019	34.9	—
30.0	—	Freddie Mac Discount Notes	2.240%	2/6/2019	29.9	—
39.3	—	Freddie Mac Discount Notes	2.300%	2/12/2019	39.1	—
15.0	—	Freddie Mac Discount Notes	2.250%	2/20/2019	15.0	—
21.3	—	Freddie Mac Discount Notes	2.290%	3/4/2019	21.3	—
17.1	—	Freddie Mac Discount Notes	2.330%	3/5/2019	17.1	—
23.8	—	Freddie Mac Discount Notes	2.380%	3/20/2019	23.6	—
19.5	—	Freddie Mac Discount Notes	2.390%	3/22/2019	19.4	—
25.9	—	Freddie Mac Discount Notes	2.380%	3/25/2019	25.8	—
30.0	—	Freddie Mac Discount Notes	2.410%	4/1/2019	29.8	—
16.1	—	Freddie Mac Discount Notes	2.400%	4/2/2019	16.0	—
20.1	—	Freddie Mac Discount Notes	2.430%	4/3/2019	20.0	—
40.0	—	Freddie Mac Discount Notes	2.460%	4/17/2019	39.7	—
24.1	—	Freddie Mac Discount Notes	2.510%	5/20/2019	23.8	—
TOTAL GOVERNMENT AGENCY NOTES (Cost $2,050.8 and $2,872.8)					$2,050.7	$2,872.3
UNITED STATES TREASURY SECURITIES—7.2% and 3.7%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2018	2017				2018	2017
$—	$17.8	United States Treasury Bills	1.036% - 1.177%	1/2/2018	$—	$17.8
—	75.0	United States Treasury Bills	1.063% - 1.084%	1/4/2018	—	75.0
—	21.2	United States Treasury Bills	1.128% - 1.236%	1/11/2018	—	21.2
—	40.0	United States Treasury Bills	1.114%	1/18/2018	—	40.0
—	71.0	United States Treasury Bills	1.132%	1/25/2018	—	70.9
—	36.0	United States Treasury Bills	1.106%	2/1/2018	—	36.0
—	93.0	United States Treasury Bills	1.075% - 1.077%	2/8/2018	—	92.9
—	98.0	United States Treasury Bills	1.106% - 1.122%	2/22/2018	—	97.8
—	81.0	United States Treasury Bills	1.060% - 1.117%	3/1/2018	—	80.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2018	2017				2018	2017
$—	$154.0	United States Treasury Bills	1.374% - 1.433%	3/29/2018	$—	$153.5
—	24.0	United States Treasury Bills	1.440% - 1.636%	5/24/2018	—	23.9
—	85.0	United States Treasury Bills	1.432%	6/7/2018	—	84.5
33.8	—	United States Treasury Bills	2.147% - 2.334%	1/3/2019	33.8	—
50.0	—	United States Treasury Bills	2.330%	1/8/2019	50.0	—
189.9	—	United States Treasury Bills	2.162% - 2.321%	1/10/2019	189.8	—
82.1	—	United States Treasury Bills	2.279% - 2.316%	1/15/2019	82.0	—
150.1	—	United States Treasury Bills	2.204% - 2.315%	1/17/2019	149.9	—
153.0	—	United States Treasury Bills	2.226% - 2.332%	1/24/2019	152.8	—
50.0	—	United States Treasury Bills	2.370%	1/29/2019	49.9	—
67.3	—	United States Treasury Bills	2.235% - 2.405%	1/31/2019	67.2	—
100.0	—	United States Treasury Bills	2.254%	2/7/2019	99.8	—
61.9	—	United States Treasury Bills	2.391% - 2.401%	2/12/2019	61.7	—
108.0	—	United States Treasury Bills	2.253% - 2.334%	2/14/2019	107.7	—
20.0	—	United States Treasury Bills	2.410%	2/19/2019	19.9	—
84.4	—	United States Treasury Bills	2.276% - 2.277%	2/21/2019	84.1	—
18.0	—	United States Treasury Bills	2.440%	2/26/2019	17.9	—
31.8	—	United States Treasury Bills	2.298% - 2.331%	2/28/2019	31.7	—
73.7	—	United States Treasury Bills	2.309% - 2.379%	3/7/2019	73.4	—
130.0	—	United States Treasury Bills	2.339% - 2.372%	3/14/2019	129.4	—
50.0	—	United States Treasury Bills	2.340%	3/21/2019	49.7	—
100.0	—	United States Treasury Bills	2.415%	3/28/2019	99.4	—
89.9	—	United States Treasury Bills	2.412% - 2.451%	4/4/2019	89.3	—
99.5	—	United States Treasury Bills	2.422% - 2.461%	4/11/2019	98.8	—
110.3	—	United States Treasury Bills	2.461% - 2.469%	4/18/2019	109.5	—
57.1	—	United States Treasury Bills	2.446% - 2.487%	4/25/2019	56.7	—
33.7	—	United States Treasury Bills	2.470%	5/2/2019	33.4	—
38.4	—	United States Treasury Bills	2.470%	5/9/2019	38.1	—
62.7	—	United States Treasury Bills	2.508%	5/16/2019	62.1	—
—	50.0	United States Treasury Notes	1.148% - 1.180%	1/31/2018	—	50.0
—	40.0	United States Treasury Notes	1.175% - 1.184%	2/15/2018	—	40.0
—	48.0	United States Treasury Notes	1.200%	2/28/2018	—	47.9
—	40.0	United States Treasury Notes	1.179%	3/15/2018	—	40.0
—	43.1	United States Treasury Notes	1.333% - 1.378%	6/15/2018	—	43.0
TOTAL UNITED STATES TREASURY SECURITIES (Cost $2,038.1 and $1,015.3)					$2,038.0	$1,015.2
TOTAL OTHER MARKETABLE SECURITIES (Cost $4,088.9 and $3,888.1)					$4,088.7	$3,887.5
TOTAL MARKETABLE SECURITIES (Cost $5,363.6 and $4,879.1)					$5,503.8	$5,125.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

LOANS RECEIVABLE—3.2% and 1.1%

			Maturity Date	Fair Value at December 31,
Principal	Borrower	Interest Rate(6)		2018	2017
$6.3	DJM Capital Partners Mezzanine(12)	5.000%	7/12/2019	$6.3	$34.2
83.2	311 South Wacker Mezzanine	4.70% + LIBOR	6/7/2020	83.2	—
95.2	Blackstone RioCan Retail Portfolio Mezzanine	4.65% + LIBOR	6/9/2020	95.3	—
60.0	River North Point Mezzanine	4.30% + LIBOR	7/9/2020	60.0	—
20.0	Crest at Las Colinas Station Mezzanine	5.11% + LIBOR	5/10/2021	20.0	—
—	Simply Self Storage Portfolio Mezzanine	8.250%	9/6/2021	—	37.6
125.0	State Street Financial Center Mezzanine	6.500%	11/10/2021	125.3	125.1
20.0	Modera Observatory Park Mezzanine	4.34% + LIBOR	6/10/2022	20.0	—
19.7	Rosemont Towson Mezzanine	4.15% + LIBOR	9/9/2022	19.7	—
26.7	1330 Broadway Mezzanine	5.01% + LIBOR	8/10/2023	26.8	—
20.0	Aspen Lake Office Portfolio Mezzanine	8.250%	3/10/2028	20.2	—
95.0	Merritt on the River Office Portfolio Mezzanine	8.000%	8/1/2028	95.7	—
100.0	Charles River Plaza North Mezzanine	6.080%	4/6/2029	100.9	101.9
176.4	Project Glacier Mezzanine	4.40% + LIBOR	11/9/2020	176.4	—
63.0	Great Value Storage Portfolio Mezzanine	7.875%	12/6/2023	63.2	—
TOTAL LOANS RECEIVABLE (Cost $910.6 and $296.7)				$913.0	$298.8
TOTAL INVESTMENTS (Cost $24,169.8 and $22,823.6)				$28,480.4	$27,170.0

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 9.

(2)	The fair value reflects the Account's interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield.

(5)	A portion of this investment consists of land for development.

(6)
Fixed interest rate loans are represented with a single rate. Variable interest rate loans are presented with their base spread and the corresponding index rate. All variable interest loans currently held by the Account use the one month London Interbank Offered Rate ("LIBOR") rate on U.S. dollar deposits as the index rate, as published by ICE Benchmark Administration Limited.

(7)	All or a portion of these securities are out on loan. The aggregate value of securities on loan is $67.4 million.

(8)	This investment was restructured on February 2, 2018, reducing the Account's interest in the joint venture from 75% to 66.02%.

(9)	A partial disposition of assets held by the portfolio was completed on May 1, 2018.

(10)	On August 21, 2018 the Account sold 49.9% of the property and transferred 50.1% into a joint venture investment.

(11)	The property investment held within the joint venture was sold on December 20, 2018. As of December 31, 2018, the joint venture remained in dissolution.

(12)
On September 4, 2018, concurrent with the payoff of a portion of the outstanding principal, the borrower elected a one year extension option as provided by the original loan. The maturity date and interest rate established by the extension option are July 12, 2019 and 5.0%, respectively.

(13)	All investments of the limited partnership have been previously disposed. As of December 31, 2018, the limited partnership remained in dissolution.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees of Teachers Insurance and Annuity Association of America and Participants of TIAA Real Estate Account
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the TIAA Real Estate Account and its subsidiaries (the “Account”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Account as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
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
March 14, 2019
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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act, under the supervision and with the participation of our PEO and PFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon management’s review, the PEO and the PFO concluded with reasonable assurance that the registrant’s disclosure controls and procedures were effective as of December 31, 2018.
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
Management has made a comprehensive review, evaluation, and assessment of the Account’s internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management has concluded that as of December 31, 2018, the Account’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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

PART III

ITEMS 10 AND 11. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT; EXECUTIVE COMPENSATION.
The TIAA Real Estate Account has no officers or directors. Rather, TIAA officers, under the direction and control of the Board, manage the investment of the Account's assets, following investment management procedures that TIAA has adopted for the Account. No TIAA Trustee or executive officer receives compensation from the Account. The Trustees and certain executive officers of TIAA as of March 1, 2019, their years of birth and their principal occupations during at least the past five years, are as follows:
Trustees
Ronald L. Thompson (Chairman of the TIAA Board of Trustees), YOB: 1949
Senior Non-Executive Director, Fiat Chrysler Automobiles (2014 to present). Director, Chrysler Group LLC (2009 to 2014). Member, Plymouth Ventures Partnership II Advisory Board (2010 to present). Director, Medical University of South Carolina Foundation (2013 to present). Trustee, Washington University in St. Louis (1987 to 2013 and 2014 to present).
Jeffrey R. Brown, YOB: 1968
Josef and Margot Lakonishok Professor of Business and Dean of the Gies College of Business at the University of Illinois at Urbana-Champaign (2015 to present). Professor of Finance and Director of the Center for Business and Public Policy, University of Illinois at Urbana-Champaign (2007 to 2015). Board Member, Center for Audit Quality (2016 to present).
Priscilla Sims Brown, YOB: 1957
Chief Executive Officer, Emerge.me (2017 to present). Senior Executive Vice President and Chief Marketing Officer, AXA Financial, Inc. (2014 to 2016). Senior Vice President, Chief Marketing & Development Officer, Amerihealth Caritas (2013 to 2014).
James R. Chambers, YOB: 1957
Director, President and Chief Executive Officer (2013 to 2016), and Special Advisor, Board (2016), Weight Watchers International, Inc. Chairman (2018 to present), Director (2012 to present), Big Lots, Inc.
Tamara Simpkins Franklin, YOB: 1966
Vice President, Media & Entertainment Industry Solutions for North America (2018 to present), International Business Machines (IBM). Vice President, Chief Digital Officer for North America (2017 to 2018), IBM. Executive Vice President, Digital, Scripps Network Interactive (2009 to 2016). Director, Dream Academy (2017 to present).
Lisa W. Hess, YOB: 1955
President and Managing Partner, SkyTop Capital (2010 to present). Director, Radian Group, Inc. (2011 to present). Director, TIAA, FSB (a wholly-owned subsidiary of TIAA) (2015 to present).
Edward M. Hundert, M.D., YOB: 1956
Dean for Medical Education, Associate Director of the Center for Bioethics and Daniel D. Federman, M.D. Professor in Residence of Global Health and Social Medicine and Medical Education, Harvard Medical School (2014 to present). Faculty member, Massachusetts General Hospital Center for Law, Brain and Behavior (2011 to present). Senior lecturer in Medical Ethics (2007 to 2014), Director of the Center for Teaching and Learning (2011 to 2014), Harvard Medical School.
Maureen O’Hara, YOB: 1953
R.W. Purcell Professor of Finance, Johnson Graduate School of Management, Cornell University (1992 to present), where she has taught since 1979. Professor of Finance, University of Technology Sydney (2016 to present).

Donald K. Peterson, YOB: 1949
Director, Bernstein Fund Inc. (2015 to present). Director, Sanford C. Bernstein Fund Inc. (2007 to present). Trustee Emeritus, Worcester Polytechnic Institute (2015 to present). Director, TIAA, FSB (a wholly-owned subsidiary of TIAA) (2015 to present).
Sidney A. Ribeau, YOB: 1947
Professor of Communications, Howard University (2014 to present). President, Howard University (2008 to 2013). Senior Consultant, Academic Search (2018 to present). Co-founder, TM2 Education Search (2016 to 2018). Director, Worthington Industries (2000 to present).
Dorothy K. Robinson, YOB: 1951
Of Counsel, K&L Gates (2016 to present). Senior Counselor to the President, Yale University (2014 to 2015). Vice President and General Counsel, Yale University (1995 to 2014). Trustee, Yale University Press, London (2015 to present). Director, Oak Spring Garden Foundation (2018 to present). Director, TIAA, FSB (a wholly-owned subsidiary of TIAA) (2015 to present).
Kim M. Sharan, YOB: 1957
Founder and CEO, Kim M. Sharan, LLC (2014 to present). President of Financial Planning and Wealth Strategies and Chief Marketing Officer, Ameriprise Financial (2002 to 2014). Board Member, Partner Here (2014 to present). Director, Girls Inc. (2014 to present). Executive Advisor, Own the Room (2016 to present).
David L. Shedlarz, YOB: 1948
Director, Teladoc, Inc. (2016 to present). Director, The Hershey Company (2008 to present). Director, Pitney Bowes Inc. (2001 to present). Director, TIAA, FSB (a wholly-owned subsidiary of TIAA) (2015 to present).
Marta Tienda, YOB: 1950
Maurice P. During ’22 Professor in Demographic Studies and Professor of Sociology and Public Affairs, Princeton University (1999 to present). Board member, Robin Hood Foundation (2017 to present). Trustee (2004 to present), Board Chair (2017 to present) Alfred P. Sloan Foundation. Trustee, Jacobs Foundation of Switzerland (1998 to present).
Officer—Trustees
Roger W. Ferguson, Jr., YOB: 1951
President and Chief Executive Officer of TIAA and CREF (since 2008).
Other TIAA Executive Officers
Carol W. Deckbar, YOB: 1962
Executive Vice President, Chief Product Officer of TIAA Financial Solutions Product Group, TIAA. Executive Vice President, CREF. Prior positions: Executive Vice President, Chief Executive Officer, TIAA-CREF Asset Management, TIAA; Executive Vice President, Chief Operating Officer of Asset Management, TIAA.
Lori Fouché, YOB: 1969
Senior Executive Vice President, Chief Executive Officer of TIAA Financial Solutions, TIAA. Prior positions: Senior Vice President, Individual Solutions, Prudential Financial, Inc.; President, Prudential Annuities, Prudential Financial, Inc.; Chief Executive Officer, Prudential Group Insurance, Prudential Financial, Inc.
Glenn Richter, YOB: 1962
Senior Executive Vice President, Chief Financial Officer, TIAA. Prior positions: Senior Executive Vice President, Chief Administrative Officer, TIAA; Executive Vice President, Chief Operating Officer, TIAA Global Asset Management; Chief Operating Officer, Nuveen Investments.
Oluseun S. Salami, YOB: 1977
Senior Vice President, Chief Accounting Officer and Corporate Controller, TIAA. Prior positions: Executive Vice President, Global Controller - Corporate Solutions, Jones Lang LaSalle; Senior Manager, Deloitte & Touche LLP.

Portfolio Management Team
Randy Giraldo, YOB: 1975
Managing Director, Portfolio Manager, Head of TIAA Real Estate Account, TIAA. Head of Portfolio Management, Nuveen Real Estate. Prior position: Managing Director, TIAA.
Gordon (Chris) McGibbon, YOB: 1972
Senior Managing Director, Head of Americas, Nuveen Real Estate. Prior positions: Managing Director, Head of U.S. Real Estate; Managing Director, Portfolio Manager of General Account Mortgage and Real Estate Portfolios, TIAA.
Audit Committee Financial Expert
On February 14, 2019, the Board of Trustees of TIAA determined that Jeffrey R. Brown, James R. Chambers, Lisa W. Hess, Maureen O’Hara and Donald K. Peterson qualify as Audit Committee Financial Experts. Each such Trustee is independent (as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934) and has not accepted, directly or indirectly, any consulting, advisory or other compensatory fee from TIAA, other than in his or her capacity as Trustee.
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
Liquidity Guarantee. If the Account’s liquid assets and its cash flow from operating activities and participant transactions are insufficient to fund redemption requests, the TIAA general account has agreed to purchase liquidity units. TIAA thereby guarantees that a participant can redeem accumulation units at their net asset value next determined. For the year ended December 31, 2018, the Account expensed $50.5 million for this liquidity guarantee from TIAA through a daily deduction from the net assets of the Account.
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
For the year ended December 31, 2018, the Account expensed $62.1 million for investment management services and $1.3 million for mortality and expense risks provided/borne by TIAA. For the same period, the Account expensed $78.9 million for administrative and distribution services provided by TIAA and Services.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PricewaterhouseCoopers LLP (“PwC”) performs independent audits of the registrant’s consolidated financial statements. To maintain auditor independence and avoid even the appearance of conflicts of interest, the registrant, as a policy, does not engage PwC for management advisory or consulting services.
Audit Fees. PwC’s fees for professional services rendered for the audits of the registrant’s annual consolidated financial statements for the years ended December 31, 2018 and 2017 and review of consolidated financial statements included in the registrant’s quarterly reports were $1,149,969 and $1,198,800 respectively.
Audit-Related Fees. The registrant had no audit-related services for the years ended December 31, 2018 and 2017.
Tax Fees. PwC had no tax fees with respect to registrant for the years ended December 31, 2018 and 2017.
All Other Fees. Other than as set forth above, there were no additional fees with respect to registrant.
Preapproval Policy. The audit committee of the Board (“Audit Committee”) has adopted a Preapproval Policy for External Audit Firm Services (the “Policy”), which applies to the registrant. The Policy describes the types of services that may be provided by the independent auditor to the registrant without impairing the auditor’s independence. Under the Policy, the Audit Committee is required to preapprove services to be performed by the registrant’s independent auditor in order to ensure that such services do not impair the auditor’s independence.
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
Form of Income Test Drive Endorsement for Retirement Annuity Contracts. After-Tax Retirement Annuity Contracts, Supplemental Retirement Annuity Contracts and IRA Contracts (including Rollover IRA, Contributory IRA, Roth IRA, OneIRA)[13]

(H)
Form of Income Test Drive Endorsement for Group Retirement Annuity Certificates, Group Supplemental Retirement Annuity Certificates, Keogh Certificates, Retirement Choice Certificates, Retirement Choice Plus Certificates, Non-ERISA Retirement Choice Plus Certificates, Trust Retirement Choice Certificates, and Trust Retirement Choice Plus Certificates[14]

	(I)	Form of OneIRA Non-Qualified Deferred Annuity Contract (and Rate Schedule)[15]
(J)
(1) Form of Endorsement to Retirement Choice and Retirement Choice Plus Contracts for Custom Portfolios* (2) Form of Endorsement to Retirement Choice and Retirement Choice Plus Certificates for Custom Portfolios*

	(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate*
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of February 21, 2018, between TIAA, on behalf of the Registrant, and RERC, LLC[12]
http://www.sec.gov/Archives/edgar/data/946155/000162828018002605/ifsrercsigned20180223.htm
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.[8]
http://www.sec.gov/Archives/edgar/data/946155/000093041313001652/c71842_ex10-b.htm
(14)		Code of Ethics of TIAA*
(31)		Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications*
(32)		Section 1350 Certifications*

(101)
The following financial information from the annual report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Assets and Liabilities, (ii) the Statements of Operations, (iii) the Statements of Changes in Net Assets, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements. Any other required schedule has been omitted because the schedule is not applicable to the registrant.**

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

(9)	Previously filed and incorporated by reference to Exhibit 4(D)(1) and 4(D)(2) to the Account's Registration Statement on Form S-1, filed with the Commission on March 21, 2017 (File No. 333-216849).

(10)	Previously filed and incorporated by reference to Exhibit 4(E)(1) and 4(E)(2) to the Account's Registration Statement on Form S-1, filed with the Commission on March 21, 2017 (File No. 333-216849).

(11)	Previously filed and incorporated by reference to Exhibit 4(F)(1) and 4(F)(2) to the Account's Registration Statement on Form S-1, filed with the Commission on March 21, 2017 (File No. 333-216849).

(12)	Previously filed and incorporated by reference to Exhibit 10.1 to the Account's Current Report on Form 8-K, filed with the Commission on March 1, 2018 (File No. 33-92990).

(13)	Previously filed and incorporated by reference to Exhibit 4(G) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 33-92990).

(14)	Previously filed and incorporated by reference to Exhibit 4(H) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 33-92990).

(15)	Previously filed and incorporated by reference to Exhibit 4(I) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 33-92990).
ITEM 16. FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 14th day of March, 2019.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

March 14, 2019		/s/ Carol W. Deckbar
Carol W. Deckbar
Executive Vice President, Teachers Insurance and Annuity Association of America and Chief Product Officer of TIAA Financial Solutions Product Group
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROGER W. FERGUSON, JR.	President and Chief Executive Officer of Teachers Insurance and Annuity Association of America and Trustee	March 14, 2019
/s/ CAROL W. DECKBAR	Executive Vice President, Teachers Insurance and Annuity Association of America and Chief Product Officer of TIAA Financial Solutions Product Group (Principal Executive Officer)	March 14, 2019
/s/ OLUSEUN S. SALAMI	Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)	March 14, 2019
/s/ RONALD L. THOMPSON	Chairman of the TIAA Board of Trustees	March 14, 2019
/s/ JEFFREY R. BROWN	Trustee	March 14, 2019
/s/ PRISCILLA SIMS BROWN	Trustee	March 14, 2019
/s/ JAMES R. CHAMBERS	Trustee	March 14, 2019
/s/ TAMARA SIMPKINS FRANKLIN	Trustee	March 14, 2019
/s/ LISA W. HESS	Trustee	March 14, 2019
/s/ EDWARD M. HUNDERT, M.D.	Trustee	March 14, 2019
/s/ MAUREEN O’HARA	Trustee	March 14, 2019
/s/ DONALD K. PETERSON	Trustee	March 14, 2019
/s/ SIDNEY A. RIBEAU	Trustee	March 14, 2019
/s/ DOROTHY K. ROBINSON	Trustee	March 14, 2019
/s/ KIM M. SHARAN	Trustee	March 14, 2019
/s/ DAVID L. SHEDLARZ	Trustee	March 14, 2019
/s/ MARTA TIENDA	Trustee	March 14, 2019

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT
Because the Registrant has no voting securities, nor its own management or board of directors, no annual report or proxy materials will be sent to contract owners holding interests in the Account.