Form 10-Q
period 2019-03-31
TIAA REAL ESTATE ACCOUNT
filed 2019-05-07
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2019
OR
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
Registrant’s telephone number, including area code: (212) 490-9000
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒  NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
YES ☒  NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
YES ☐  NO ☒

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $13,051.4 and $12,687.8)	$15,968.6	$15,531.1
Real estate joint ventures and limited partnerships (cost: $5,301.0 and $5,207.8)	6,606.4	6,532.5
Marketable securities:
Real estate-related (cost: $906.1 and $1,274.7)	1,128.9 (1)	1,415.1	(1)
Other (cost: $4,268.2 and $4,088.9)	4,268.3	4,088.7
Loans receivable (cost: $963.7 and $910.6)	967.3	913.0
Total investments (cost: $24,490.4 and $24,169.8)	28,939.5	28,480.4
Cash and cash equivalents	38.1	3.8
Due from investment manager	10.0	2.2
Other	251.4 (2)	331.8	(2)
TOTAL ASSETS	29,239.0	28,818.2
LIABILITIES
Mortgage loans payable, at fair value (principal outstanding: $2,683.4 and $2,688.1)	2,632.9	2,608.0
Accrued real estate property expenses	225.1	222.4
Payable for collateral for securities loaned	2.3	68.8
Other	57.0	76.4
TOTAL LIABILITIES	2,917.3	2,975.6
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	25,793.0	25,320.1
Annuity Fund	528.7	522.5
TOTAL NET ASSETS	$26,321.7	$25,842.6
NUMBER OF ACCUMULATION UNITS OUTSTANDING	60.8	60.7
NET ASSET VALUE, PER ACCUMULATION UNIT	$424.573	$417.416
(1) Includes securities loaned of $2.2 million at March 31, 2019 and $67.4 million at December 31, 2018.
(2) Includes cash collateral for securities loaned of $2.3 million at March 31, 2019 and $68.8 million at December 31, 2018.

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
INVESTMENT INCOME
Real estate income, net:
Rental income	$262.6	$272.0
Real estate property level expenses and taxes:
Operating expenses	59.2	57.3
Real estate taxes	46.6	44.9
Interest expense	25.7	23.8
Total real estate property level expenses and taxes	131.5	126.0
Real estate income, net	131.1	146.0
Income from real estate joint ventures and limited partnerships	49.7	54.9
Interest	41.1	18.1
Dividends	4.4	9.7
TOTAL INVESTMENT INCOME	226.3	228.7
Expenses:
Investment management charges	19.5	14.6
Administrative charges	13.3	14.8
Distribution charges	7.9	6.9
Mortality and expense risk charges	0.3	0.3
Liquidity guarantee charges	12.9	12.2
TOTAL EXPENSES	53.9	48.8
INVESTMENT INCOME, NET	172.4	179.9
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	—	(11.8)
Real estate joint ventures and limited partnerships	5.1	0.2
Marketable securities	141.0	3.0
Net realized gain (loss) on investments	146.1	(8.6)
Net change in unrealized appreciation (depreciation) on:
Real estate properties	73.9	102.3
Real estate joint ventures and limited partnerships	2.5	24.3
Marketable securities	76.3	(90.8)
Loans receivable	1.2	0.1
Mortgage loans payable	(29.6)	27.7
Net change in unrealized appreciation on investments and mortgage loans payable	124.3	63.6
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	270.4	55.0
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$442.8	$234.9

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
FROM OPERATIONS
Investment income, net	$172.4	$179.9
Net realized gain (loss) on investments	146.1	(8.6)
Net change in unrealized appreciation on investments and mortgage loans payable	124.3	63.6
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	442.8	234.9
FROM PARTICIPANT TRANSACTIONS
Premiums	677.4	669.1
Annuity payments	(11.5)	(11.2)
Withdrawals and death benefits	(629.6)	(961.5)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	36.3	(303.6)
NET INCREASE (DECREASE) IN NET ASSETS	479.1	(68.7)
NET ASSETS
Beginning of period	25,842.6	24,942.6
End of period	$26,321.7	$24,873.9

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$442.8	$234.9
Adjustments to reconcile net changes in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gain) loss on investments	(146.1)	8.6
Net change in unrealized appreciation on investments and mortgage loans payable	(124.3)	(63.6)
Purchase of real estate properties	(301.0)	(168.3)
Capital improvements on real estate properties	(54.7)	(41.7)
Proceeds from sale of real estate properties	3.1	143.4
Purchases of long term investments	(105.6)	(221.7)
Proceeds from long term investments	542.5	148.9
Purchases and originations of loans receivable	(74.4)	(20.1)
Proceeds from payoffs of loans receivable	21.3	—
Increase in other investments	(179.3)	(107.3)
Change in due from investment manager	(7.8)	(7.0)
Decrease in other assets	79.6	11.4
Decrease in other liabilities	(94.2)	(2.3)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1.9	(84.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	—	386.0
Payments of mortgage loans	(4.7)	(2.4)
Premiums	677.4	669.1
Annuity payments	(11.5)	(11.2)
Withdrawals and death benefits	(629.6)	(961.5)
NET CASH PROVIDED BY FINANCING ACTIVITIES	31.6	80.0
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	33.5	(4.8)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period cash, cash equivalents and restricted cash	47.3	54.0
Net increase (decrease) in cash, cash equivalents and restricted cash	33.5	(4.8)
End of period cash, cash equivalents and restricted cash	$80.8	$49.2
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$26.2	$23.9
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	As of March 31,
	2019	2018
Cash and cash equivalents	$38.1	$9.1
Restricted cash(1)	42.7	40.1
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$80.8	$49.2
(1) Restricted cash is included within other assets in the Consolidated Statements of Assets and Liabilities.

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
The investment objective of the Account is to seek favorable total returns primarily through the rental income and appreciation of a diversified portfolio of directly held, private real estate investments and real estate-related investments while offering investors guaranteed, daily liquidity. The Account holds real estate properties directly and through subsidiaries wholly-owned by TIAA for the sole benefit of the Account. The Account also holds limited interests in real estate joint ventures and limited partnerships, as well as investments in loans receivable with real estate properties as underlying collateral. Additionally, the Account invests in real estate-related and non-real estate-related publicly traded securities, cash and other instruments to maintain adequate liquidity levels for operating expenses, capital expenditures and to fund benefit payments (withdrawals, transfers and related transactions).
The Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which requires the use of estimates made by management. Actual results may vary from those estimates and such differences may be material.
The Consolidated Financial Statements of the Account as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Account’s annual report on Form 10-K for the year ended December 31, 2018.
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
The Account's independent fiduciary, RERC, LLC, was initially appointed in March 2006 by a special subcommittee of the Investment Committee of the Board to, among other things, oversee the entire appraisal process. In March 2018, RERC, LLC, was re-appointed as the Account's independent fiduciary for a term expiring in February 2021. The independent fiduciary must approve all independent appraisers used by the Account. All appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices, the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. Appraisals of properties held outside of the U.S. are performed in accordance with industry standards commonly applied in the applicable jurisdiction. These independent appraisers are always expected to be MAI-designated members of the Appraisal Institute (or its European equivalent, Royal Institute of Chartered Surveyors) and state certified appraisers from national or regional firms with relevant property type experience and market knowledge. Under the Account’s current procedures, each independent appraisal firm will be rotated off of a particular property at least every three years, although such appraisal firm may perform appraisals of other Account properties subsequent to such rotation.
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
Valuation of Real Estate Joint Ventures—Real estate joint ventures are stated at the fair value of the Account’s ownership interests of the underlying entities. The Account’s ownership interests are valued based on the fair value of the underlying real estate, any related mortgage loans payable, and other factors, such as ownership percentage, ownership rights, buy/sell agreements, distribution provisions and capital call obligations. The fair value of real estate and mortgage loans payable held by joint ventures is determined in the same manner described above in Valuation of Real Estate Properties. The independent fiduciary reviews and approves all valuation adjustments before such adjustments are recorded by the Account. Upon the disposition of all real estate investments by an investee entity, the Account will continue to state its equity in the remaining net assets of the investee entity during the wind down period, if any, which occurs prior to the dissolution of the investee entity.
Valuation of Real Estate Limited Partnerships—Limited partnership interests are stated at the fair value of the Account’s ownership in the partnership. Management uses net asset value information provided by limited partners as a practical expedient to estimate fair value. The Account receives estimates from limited partners on a quarterly basis, and audited information is provided annually. Upon receipt of the information, management reviews and concludes on whether the net asset values provided are an appropriate representation of the fair value of the Account's interests in the limited partnerships and makes valuation adjustments as necessary. Valuation of limited partnerships is conducted by management under the direction of the Investment Committee of the Board. Such valuation is also conducted in accordance with the responsibilities of the Board as a whole.
Valuation of Marketable Securities—Equity securities listed or traded on any national market or exchange are valued at the last sale price as of the close of the principal securities market or exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and asked prices on such market or exchange, exclusive of transaction costs.
Valuation of Debt Securities—Debt securities with readily available market quotations, other than money market instruments, are generally valued at the most recent bid price or the equivalent quoted yield for such securities (or those of comparable maturity, quality and type). Debt securities for which market quotations or values from independent pricing services are not readily available or are not considered reliable, are valued at fair value as determined by management and the Investment Committee of the Board in accordance with the responsibilities of the Board as a whole.
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
Valuation of Mortgage Loans Payable (i.e. the Account as a debtor)—Mortgage or other loans payable are stated at fair value.The estimated fair value of mortgage loans payable is generally based on the amount at which the liability could be transferred in a current transaction, exclusive of transaction costs. Fair values are estimated based on market factors, such as market interest rates and spreads on comparable loans, the liquidity for mortgage loans of similar characteristics, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the maturity date of the loan, the return demands of the market, and the credit quality of the Account. Different assumptions or changes in future market conditions could significantly affect estimated fair values. At times, the Account may assume debt in connection with the purchase of real estate (including under the Account's line of credit or additional credit facilities). The independent fiduciary reviews and approves all mortgage valuation adjustments before such adjustments are recorded by the Account.
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

As of March 31, 2019, securities lending transactions are for real-estate related equity securities, and the resulting loans are continuous, can be recalled at any time, and have no set maturity. Securities lending income recognized by the Account consists of interest earned on cash collateral and lending fees, net of any rebates to the borrower and compensation to the agent. Such income is reflected within interest income on the Consolidated Statements of Operations.  In lending its securities, the Account bears the market risk with respect to the investment of collateral and the risk that the agent may default on its contractual obligations to the Account. The agent bears the risk that the borrower may default on its obligation to return the loaned securities as the agent is contractually obligated to indemnify the Account if at the time of a default by a borrower some or all of the loan securities have not been returned.
New Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update 2016-02 Leases (Topic 842) (“ASU 2016-02”) which supersedes Topic 840, Leases. This ASU applies to all entities that enter into leases. Lessees are required to report assets and liabilities that arise from leases. Lessor accounting has largely remained unchanged; however, certain refinements were made to conform with revenue recognition guidance in ASU 2014-09, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. ASU 2016-02 contains certain practical expedients, which the Account has elected. The Account's exposure to ASU 2016-02 is primarily as a lessor. The Account's exposure to ASU 2016-02 from the perspective of a lessee is limited to ground leases which are present at three wholly-owned investments as of March 31, 2019. The Account adopted ASU 2016-02 as of January 1, 2019. New disclosures required by ASC 2016-02 are included in the Notes to the Consolidated Financial Statements, refer to Note 4 - Leases.
The Account has elected the transition package of practical expedients permitted within the new standard. This practical expedient permits the Account to carryforward the historical lease classification and not to reassess initial direct costs for any existing leases.
In addition, the Account has elected the practical expedient that allows lessors to avoid separating lease and non-lease components within a contract if certain criteria are met. The lessor’s practical expedient election is limited to circumstances in which (i) the timing and pattern of revenue recognition are the same for the non-lease component and the related lease component and (ii) the combined single lease component would be classified as an operating lease. This practical expedient allows the Account the ability to combine the lease and non-lease components if the underlying asset meets the two criteria above.
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
In February 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements (“ASU 2019-01”). ASU 2019-01 addresses two lessor implementation issues and clarifies an exemption for lessors and lessees from a certain interim disclosure requirement associated with adopting the new lease accounting standard. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Account adopted ASU 2019-01 as of January 1, 2019 and concluded that the adoption did not have a material impact on the Consolidated Financial Statements.
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
As of March 31, 2019, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 3% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry. There are no significant lease expirations scheduled to occur over the next twelve months.

The Account’s wholly-owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of March 31, 2019 (unaudited):

Diversification by Fair Value(1)

	West	East	South	Midwest	Total
Office	14.2%	18.7%	5.2%	—%	38.1%
Apartment	9.5%	7.5%	6.7%	1.0%	24.7%
Retail	7.4%	3.0%	7.7%	0.7%	18.8%
Industrial	8.4%	1.5%	4.7%	0.5%	15.1%
Other(2)	0.5%	2.6%	0.2%	—%	3.3%
Total	40.0%	33.3%	24.5%	2.2%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interests in Storage Portfolio investments, a fee interest encumbered by a ground lease real estate investment and land.
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
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2090. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, as of March 31, 2019 (unaudited) and December 31, 2018 are as follows (millions):

	Years Ended December 31,
	As of		As of
	March 31, 2019		December 31, 2018
2019(1)	$422.0	(1)	$535.2
2020	533.7		497.7
2021	471.8		431.5
2022	402.2		366.9
2023	337.1		307.8
Thereafter	2,915.9		2,701.8
Total	$5,082.7		$4,840.9
(1) Representative of minimum rents owed for the remaining months of the calendar year ending December 31, 2019.
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
The Account has ground leases for which the Account is the lessee. The leases do not contain material residual value guarantees or material restrictive covenants. Fair values of ground leases represent a component of the fair value assigned to a real estate investment. Accordingly, the Account does not separately place right-of-use assets and lease liabilities associated with ground leases on the Account's balance sheet.

The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (millions, unaudited):

March 31, 2019
Assets:
Right-of-use assets, at fair value	$25.6
Liabilities:
Ground lease liabilities, at fair value	$25.6

Key Terms
Weighted-average remaining lease term (years)	84.6
Weighted-average discount rate[1]	6.14%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.
For the three months ended March 31, 2019, operating lease costs related to ground leases were $0.3 million. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (millions, unaudited):

	Years Ended December 31,
	As of		As of
	March 31, 2019		December 31, 2018
2019(1)	$0.9	(1)	$1.2
2020	1.2		1.2
2021	1.2		1.2
2022	1.3		1.3
2023	1.3		1.3
Thereafter	388.0		388.0
Total	$393.9		$394.2
(1) Representative of minimum rents owed for the remaining months of the calendar year ending December 31, 2019.
Note 5—Assets and Liabilities Measured at Fair Value on a Recurring Basis
Valuation Hierarchy: The Account’s fair value measurements are grouped into three levels, as defined by the FASB. The levels are defined as follows:

•	Level 1 fair value inputs are quoted prices for identical items in active, liquid and visible markets such as stock exchanges.

•	Level 2 fair value inputs are observable information for similar items in active or inactive markets, and appropriately consider counterparty creditworthiness in the valuations.

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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 (unaudited) and December 31, 2018, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3); and fair value using the practical expedient (millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at March 31, 2019
Real estate properties	$—	$—	$15,968.6	$—	$15,968.6
Real estate joint ventures	—	—	6,420.4	—	6,420.4
Limited partnerships	—	—	—	186.0	186.0
Marketable securities:
Real estate-related	1,128.9	—	—	—	1,128.9
Government agency notes	—	2,501.5	—	—	2,501.5
United States Treasury securities	—	1,766.8	—	—	1,766.8
Loans receivable	—	—	967.3	—	967.3
Total Investments at March 31, 2019	$1,128.9	$4,268.3	$23,356.3	$186.0	$28,939.5
Mortgage loans payable	$—	$—	$(2,632.9)	$—	$(2,632.9)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2018
Real estate properties	$—	$—	$15,531.1	$—	$15,531.1
Real estate joint ventures	—	—	6,356.6	—	6,356.6
Limited partnerships	—	—	—	175.9	175.9
Marketable securities:
Real estate-related	1,415.1	—	—	—	1,415.1
Government agency notes	—	2,050.7	—	—	2,050.7
United States Treasury securities	—	2,038.0	—	—	2,038.0
Loans receivable	—	—	913.0	—	913.0
Total Investments at December 31, 2018	$1,415.1	$4,088.7	$22,800.7	$175.9	$28,480.4
Mortgage loans payable	$—	$—	$(2,608.0)	$—	$(2,608.0)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2019 and 2018 (millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2019
Beginning balance January 1, 2019	$15,531.1	$6,356.6	$913.0	$22,800.7	$(2,608.0)
Total realized and unrealized gains (losses) included in changes in net assets	73.9	7.1	1.2	82.2	(29.6)
Purchases(1)	366.7	57.1	74.4	498.2	—
Sales	(3.1)	—		(3.1)	—
Settlements(2)	—	(0.4)	(21.3)	(21.7)	4.7
Ending balance March 31, 2019	$15,968.6	$6,420.4	$967.3	$23,356.3	$(2,632.9)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2018
Beginning balance January 1, 2018	$15,742.7	$5,860.6	$298.8	$21,902.1	$(2,238.3)
Total realized and unrealized gains included in changes in net assets	90.5	24.2	0.1	114.8	27.7
Purchases(1)	216.2	14.4	20.1	250.7	(386.0)
Sales	(143.4)	—	—	(143.4)	—
Settlements(2)	—	(93.6)	—	(93.6)	2.4
Ending balance March 31, 2018	$15,906.0	$5,805.6	$319.0	$22,030.6	$(2,594.2)

(1)	Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable and assumption of mortgage loans payable.

(2)	Includes operating income for real estate joint ventures net of distributions, principal payments and payoffs of loans receivable, and principal payments and extinguishment of mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of March 31, 2019 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 8.6% (6.5%) 4.0% - 7.5% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 7.0% (4.8%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 9.3% (6.8%) 4.4% - 8.3% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 7.8% (4.9%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 7.8% (6.5%) 3.8% - 6.8% (5.0%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3% - 6.0% (4.5%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.0% - 10.7% (6.4%) 4.3% - 8.8% (5.3%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3% - 10.5% (4.7%)
Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	36.0% - 62.4% (47.1%) 3.7% - 5.5% (4.2%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	36.0% - 62.4% (47.1%) 1.2 - 1.4 (1.3)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	31.1% - 62.3% (48.0%) 3.5% - 4.2% (4.0%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	31.1% - 62.3% (48.0%) 1.2 - 1.4 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	31.9% - 55.9% (39.5%) 4.0% - 4.9% (4.2%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	31.9% - 55.% (39.5%) 1.2 - 1.3 (1.2)
Loans Receivable	Office, Retail and Storage	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	70.8% - 79.2% (75.6%) 6.0% - 8.3% (7.1%)

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
During the three months ended March 31, 2019 and 2018, there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended March 31, 2019	$73.9	$2.5	$1.2	$77.6	$(29.6)
For the three months ended March 31, 2018	$94.6	$24.2	$0.1	$118.9	$27.7
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have mortgage loans payable collateralized by the properties owned by the aforementioned joint ventures. At March 31, 2019, the Account held investments in joint ventures with ownership interest percentages that ranged from 33.3% to 97.0%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold.
A condensed summary of the results of operations of the joint ventures are shown below (millions, unaudited):

	For the Three Months Ended March 31,
	2019	2018
Operating Revenue and Expenses
Revenues	$266.1	$225.8
Expenses	145.3	140.6
Excess of revenues over expenses	$120.8	$85.2
Note 7—Investments in Limited Partnerships
Taconic New York City GP Fund, LP prohibits redemptions in the partnership prior to liquidation. Liquidation of the partnership is estimated to begin no earlier than 2024. The partnership allows the Account to sell its interest in the partnership, subject to the consent and approval of the general partner.
LCS SHIP Venture I, LLC prohibits redemptions prior to liquidation. The Account is permitted to sell or transfer its interest in the company with the consent and approval of the manager.

Note 8—Loans Receivable
The Account’s loan receivable portfolio is comprised of mezzanine loans secured by the borrower’s direct and indirect interest in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (millions):

	March 31, 2019
	(unaudited)		December 31, 2018
	Fair Value	%	Fair Value	%
Office	$566.9	58.6%	$512.1	56.2%
Industrial	155.1	16.0%	176.4	19.3%
Retail	101.6	10.5%	101.6	11.1%
Storage	83.8	8.7%	63.2	6.9%
Apartments	59.9	6.2%	59.7	6.5%
	$967.3	100.0%	$913.0	100.0%
The Account monitors the risk profile of the loan receivable portfolio with the assistance of a third-party rating service that models the loans and assigns risk ratings based on inputs such as loan-to-value ratios, yields, credit quality of the borrowers, property types of the collateral, geographic and local market dynamics, physical condition of the collateral, and the underlying structure of the loans. Ratings for loans are updated monthly. Assigned ratings can range from AAA to C, with a AAA designation representing debt with the lowest level of credit risk and C representing a greater risk of default or principal loss. Mezzanine debt in good health is typically reflective of a risk rating in the B range (e.g., BBB, BB, B), as these ratings reflect borrowers' having adequate financial resources to service their financial commitments, but also acknowledging that adverse economic conditions, should they occur, would likely impede on a borrowers' ability to pay.
The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of March 31, 2019 (unaudited), listed in order of the strength of the risk rating (from strongest to weakest):

	Number of Loans	Fair Value	%
BBB	2	$79.9	8.3%
BB	6	655.8	67.7%
B	5	205.1	21.2%
C	1	20.2	2.1%
NR1	1	6.3	0.7%
	15	$967.3	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of March 31, 2019, this is representative of one loan collateralized by an interest in a joint venture invested in real estate. The loan is scheduled to mature on July 12, 2019. Management expects all principal and interest owed to the Account for this loan to be collected in full.
The Account has no loans in non-performing status as of March 31, 2019.

Note 9—Mortgage Loans Payable
At March 31, 2019, the Account had outstanding mortgage loans payable secured by the following properties (millions):

Property	Annual Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of		Maturity
		March 31, 2019 (unaudited)	December 31, 2018
Mass Court(1)	2.88% paid monthly	89.7	90.2	September 1, 2019
Red Canyon at Palomino Park(4)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(4)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(4)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows Apartments	5.17% paid monthly	44.6	44.6	August 1, 2020
The Knoll(1)	3.98% paid monthly	16.8	16.9	December 5, 2020
Ascent at Windward	3.51% paid monthly	34.6	34.6	January 1, 2022
The Palatine(1)	4.25% paid monthly	77.0	77.4	January 10, 2022
The Forum at Carlsbad(1)	4.25% paid monthly	86.9	87.3	March 1, 2022
Fusion 1560	3.42% paid monthly	37.4	37.4	June 10, 2022
The Colorado(1)	3.69% paid monthly	89.4	89.9	November 1, 2022
The Legacy at Westwood(1)	3.69% paid monthly	45.6	45.8	November 1, 2022
Regents Court(1)	3.69% paid monthly	38.6	38.8	November 1, 2022
Fourth & Madison(1)	3.75% paid monthly	197.4	198.2	June 1, 2023
Fourth & Madison	4.17% paid monthly	90.0	90.0	June 1, 2023
1001 Pennsylvania Avenue(1)	3.70% paid monthly	325.4	327.0	June 1, 2023
Biltmore at Midtown	3.94% paid monthly	36.4	36.4	July 5, 2023
Cherry Knoll	3.78% paid monthly	35.3	35.3	July 5, 2023
Lofts at SoDo	3.94% paid monthly	35.1	35.1	July 5, 2023
1401 H Street, NW	3.65% paid monthly	115.0	115.0	November 5, 2024
Circa Green Lake	3.71% paid monthly	52.0	52.0	March 5, 2025
Union - South Lake Union	3.66% paid monthly	57.0	57.0	March 5, 2025
Holly Street Village	3.65% paid monthly	81.0	81.0	May 1, 2025
Township Apartments	3.65% paid monthly	49.0	49.0	May 1, 2025
32 South State Street	4.48% paid monthly	24.0	24.0	June 6, 2025
780 Third Avenue	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue	3.55% paid monthly	20.0	20.0	August 1, 2025
701 Brickell Avenue	3.66% paid monthly	184.0	184.0	April 1, 2026
55 Second Street(5)	3.74% paid monthly	137.5	137.5	October 1, 2026
1900 K Street, NW	3.93% paid monthly	163.0	163.0	April 1, 2028
99 High Street	3.90% paid monthly	277.0	277.0	March 1, 2030
Total Principal Outstanding		$2,683.4	$2,688.1
Fair Value Adjustment(3)		(50.5)	(80.1)
Total Mortgage Loans Payable		$2,632.9	$2,608.0

(1)	The mortgage is adjusted monthly for principal payments.

(2)	Interest rates are fixed. Some mortgages held by the Account are structured to begin principal and interest payments after an initial interest only period.

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

Note 10—Line of Credit
On September 20, 2018, the Account entered into a $500.0 million unsecured revolving credit agreement (“Line of Credit”) syndicated across four national banks (“Lenders”), with each Lender providing a $125.0 million commitment. Access to the Line of Credit expires on September 20, 2021, with an option to extend the Line of Credit for two consecutive twelve months terms at the Account’s election. The Account may request an additional $250.0 million in commitments from the Lenders at any time; however, this request is subject to approval at the sole discretion of the Lenders and is not a guarantee that an expansion beyond the original $500.0 million commitment will be granted. Draws against the Line of Credit can take the form of Eurodollar Loans or Alternate Base Rate Loans (“ABR Loans”). Eurodollar Loans and ABR Loans both require a minimum funding of $5.0 million. The Account is charged a fee of 0.20% per annum on the unused portion of the Line of Credit. For the three months ended March 31, 2019, $0.3 million was charged to the Account for expenses related to the Line of Credit.
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
As of March 31, 2019, the Account had no active loans outstanding on the Line of Credit. The Account is in compliance with all covenants required by the Line of Credit.

Note 11—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Three Months Ended March 31, 2019	Years Ended December 31,
		2018	2017	2016
	(Unaudited)
Per Accumulation Unit Data:
Rental income	$4.323	$17.757	$17.132	$16.433
Real estate property level expenses and taxes	2.165	8.548	7.722	7.534
Real estate income, net	2.158	9.209	9.410	8.899
Other income	1.567	6.162	4.762	3.594
Total income	3.725	15.371	14.172	12.493
Expense charges(1)	0.887	3.161	3.318	3.290
Investment income, net	2.838	12.210	10.854	9.203
Net realized and unrealized gain on investments and mortgage loans payable	4.319	6.877	5.839	9.660
Net increase in Accumulation Unit Value	7.157	19.087	16.693	18.863
Accumulation Unit Value:
Beginning of period	417.416	398.329	381.636	362.773
End of period	$424.573	$417.416	$398.329	$381.636
Total return(3)	1.71%	4.79%	4.37%	5.20%
Ratios to Average net assets(2):
Expenses(1)	0.84%	0.76%	0.83%	0.86%
Investment income, net	2.68%	2.95%	2.72%	2.41%
Portfolio turnover rate(3):
Real estate properties(4)	0.1%	11.8%	2.7%	1.3%
Marketable securities(5)	0.5%	5.1%	5.7%	3.5%
Accumulation Units outstanding at end of period (millions)	60.8	60.7	61.3	62.4
Net assets end of period (millions)	$26,321.7	$25,842.6	$24,942.6	$24,304.7

(1)
Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.

(2)	Percentages for the three months ended March 31, 2019 are annualized.

(3)	Percentages for the three months ended March 31, 2019 are not annualized.

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

Note 12—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Three Months Ended March 31, 2019	For the Year Ended December 31, 2018
	(Unaudited)
Outstanding:
Beginning of period	60.7	61.3
Credited for premiums	1.6	6.5
Annuity, other periodic payments, withdrawals and death benefits	(1.5)	(7.1)
End of period	60.8	60.7
Note 13—Commitments and Contingencies
Commitments—As of March 31, 2019 and December 31, 2018, the Account had the following immediately callable commitments to purchase additional interests in its limited partnership investments:

	March 31, 2019	December 31, 2018
	(Unaudited)
Taconic New York City GP Fund	$13.7	$26.0
LCS SHIP Venture I, LLC	47.6	75.0
	$61.3	$101.0
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

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—55.2% and 54.5%

Location/Description	Type	Fair Value at
		March 31, 2019		December 31, 2018
		(Unaudited)
Alabama:
Riverchase Village	Retail	$40.2		$40.0
Arizona:
Camelback Center	Office	44.1		63.4
California:
55 Second Street	Office	383.4	(1)	368.2	(1)
88 Kearny Street	Office	192.3		189.1
200 Middlefield Road	Office	65.4		61.8
12910 Mulberry Drive Industrial	Industrial	21.7		21.7
30700 Russell Ranch	Office	36.6		34.6
Allure at Camarillo	Apartments	62.8		61.8
BLVD63	Apartments	164.0		164.0
Bridgepointe Shopping Center	Retail	128.0		125.0
Centre Pointe and Valley View	Industrial	52.0		51.2
Cerritos Industrial Park	Industrial	153.1		153.1
Charleston Plaza	Retail	99.8		100.0
Frontera Industrial Business Park	Industrial	80.9		74.0
Great West Industrial Portfolio	Industrial	182.5		178.5
Holly Street Village	Apartments	152.0	(1)	152.1	(1)
Larkspur Courts	Apartments	146.0		146.0
Northern CA RA Industrial Portfolio	Industrial	101.6		93.3
Oakmont IE West Portfolio	Industrial	104.5		103.5
Oceano at Warner Center	Apartments	90.1		89.3
Ontario Industrial Portfolio	Industrial	450.7		421.8
Ontario Mills Industrial Portfolio	Industrial	62.1		61.8
Otay Mesa Industrial Portfolio	Industrial	31.3		29.4
Pacific Plaza	Office	108.8		116.5
Rancho Cucamonga Industrial Portfolio	Industrial	78.7		76.2
Rancho Del Mar	Apartments	92.5		92.5
Regents Court	Apartments	100.0	(1)	104.0	(1)
Southern CA RA Industrial Portfolio	Industrial	144.6		143.4
Stella	Apartments	183.7		183.7
Stevenson Point	Industrial	61.4		61.3
The Forum at Carlsbad	Retail	224.0	(1)	225.0	(1)
The Legacy at Westwood	Apartments	147.1	(1)	144.0	(1)
Township Apartments	Apartments	90.4	(1)	90.5	(1)
West Lake North Business Park	Office	63.4		62.6
Westcreek	Apartments	55.1		55.0
Westwood Marketplace	Retail	142.0		142.0
Wilshire Rodeo Plaza	Office	325.1		312.4
Colorado:
1600 Broadway	Office	111.5		—
Palomino Park	Apartments	352.0	(1)	348.0	(1)
South Denver Marketplace	Retail	71.1		72.7
Connecticut:
Wilton Woods Corporate Campus	Office	118.1		121.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		March 31, 2019		December 31, 2018
		(Unaudited)
Florida:
5 West	Apartments	$62.2		$62.2
701 Brickell Avenue	Office	395.1	(1)	394.3	(1)
Broward Industrial Portfolio	Industrial	60.8		59.1
Casa Palma	Apartments	101.0		102.0
Fusion 1560	Apartments	82.0	(1)	82.0	(1)
Lofts at SoDo	Apartments	66.0	(1)	66.7	(1)
Orion on Orpington	Apartments	49.8		49.2
Publix at Weston Commons	Retail	74.4		74.6
Seneca Industrial Park	Industrial	121.0		117.5
South Florida Apartment Portfolio	Apartments	108.8		108.7
The Manor Apartments	Apartments	51.6		52.9
The Manor at Flagler Village	Apartments	137.0		137.1
The Residences at the Village of Merrick Park	Apartments	70.3		72.7
Weston Business Center	Industrial	100.9		97.8
Georgia:
Ascent at Windward	Apartments	68.4	(1)	68.4	(1)
Atlanta Industrial Portfolio	Industrial	37.2		35.5
Biltmore at Midtown	Apartments	70.3	(1)	70.4	(1)
Glen Lake	Apartments	54.7		—
Shawnee Ridge Industrial Portfolio	Industrial	89.8		89.2
Illinois:
32 South State Street	Retail	50.1	(1)	50.4	(1)
803 Corday	Apartments	93.1		94.2
Chicago Caleast Industrial Portfolio	Industrial	84.9		82.8
Chicago Industrial Portfolio	Industrial	30.0		28.7
Maryland:
Cherry Knoll	Apartments	59.7	(1)	59.2	(1)
Landover Logistics Center	Industrial	44.0		44.3
The Shops at Wisconsin Place	Retail	76.8		76.9
Massachusetts:
99 High Street	Office	506.0	(1)	506.4	(1)
Fort Point Creative Exchange Portfolio	Office	248.0		247.1
Northeast RA Industrial Portfolio	Industrial	42.3		42.0
One Beeman Road	Industrial	34.1		34.0
Minnesota:
The Bridges	Apartments	64.9		64.9
The Knoll	Apartments	36.7	(1)	36.1	(1)
New Jersey:
10 New Maple Avenue	Industrial	18.7		18.0
200 Milik Street	Industrial	54.1		54.0
Marketfair	Retail	104.0		104.3
South River Road Industrial	Industrial	104.2		102.5
New York:
21 Penn Plaza	Office	324.6		317.8
250 North 10th Street	Apartments	147.0		151.0
425 Park Avenue	Ground Lease	464.0		461.0
780 Third Avenue	Office	410.0	(1)	418.7	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		March 31, 2019		December 31, 2018
		(Unaudited)
837 Washington Street	Office	$224.0		$222.0
The Colorado	Apartments	254.2	(1)	254.9	(1)
North Carolina:
Centric Gateway	Apartments	72.8		70.0
Oregon:
The Cordelia	Apartments	42.5		41.7
Pennsylvania:
1619 Walnut Street	Retail	23.2		24.1
South Carolina:
Greene Crossing	Apartments	74.8		75.1
Tennessee:
Southside at McEwen	Retail	48.8		48.6
Texas:
3131 McKinney	Office	48.6		49.7
Beltway North Commerce Center	Industrial	28.5		26.3
Carrington Park	Apartments	63.1		65.1
Churchill on the Park	Apartments	72.3		71.3
Cliffs at Barton Creek	Apartments	46.2		46.7
Dallas Industrial Portfolio	Industrial	223.8		222.3
Houston Apartment Portfolio	Apartments	164.1		164.4
Lincoln Centre	Office	372.2		372.6
Northwest Houston Industrial Portfolio	Industrial	74.5		75.6
Park 10 Distribution	Industrial	10.1		10.0
Pinnacle Industrial Portfolio	Industrial	64.4		51.2
Pinto Business Park	Industrial	147.3		144.9
The Maroneal	Apartments	55.6		56.1
Virginia:
8270 Greensboro Drive	Office	48.5		47.5
Ashford Meadows Apartments	Apartments	106.0	(1)	107.1	(1)
Plaza America	Retail	114.0		116.3
The Ellipse at Ballston	Office	83.3		82.4
The Palatine	Apartments	124.1	(1)	122.0	(1)
Washington:
Circa Green Lake	Apartments	100.0	(1)	98.2	(1)
Fourth and Madison	Office	590.0	(1)	580.0	(1)
Northwest RA Industrial Portfolio	Industrial	46.3		43.0
Pacific Corporate Park	Industrial	58.5		52.8
Prescott Wallingford Apartments	Apartments	67.9		66.5
Rainier Corporate Park	Industrial	145.1		141.6
Regal Logistics Campus	Industrial	115.0		109.1
Union - South Lake Union	Apartments	114.0	(1)	114.0	(1)
Washington DC:
1001 Pennsylvania Avenue	Office	783.5	(1)	782.8	(1)
1401 H Street, NW	Office	220.3	(1)	209.5	(1)
1900 K Street, NW	Office	340.0	(1)	342.1	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		March 31, 2019		December 31, 2018
		(Unaudited)
Mass Court	Apartments	$166.1	(1)	$166.1	(1)
The Ashton	Apartments	31.3		30.5
The Louis at 14th	Apartments	163.0		162.0
The Woodley	Apartments	195.0		196.0
Various:
Colony Industrial Portfolio	Industrial	132.6	(3)	—
TOTAL REAL ESTATE PROPERTIES
(Cost $13,051.4 and $12,687.8)		$15,968.6		$15,531.1
REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS—22.9% and 22.9%
REAL ESTATE JOINT VENTURES—22.2% and 22.3%

Location/Description	Type	Fair Value at
		March 31, 2019		December 31, 2018
		(Unaudited)
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$381.0	(2)	$376.2	(2)
PC Borrower, LLC Pacific City (70% Account Interest)	Retail	59.1	(2)	59.5	(2)
TREA 9625 Towne Center, LLC 9625 Towne Centre Drive (49.9% Account Interest)	Land	47.5		45.5
TREA Campus Pointe 1, LLC Campus Pointe 1 (45% Account Interest)	Office	154.0		153.7
TREA Campus Pointe 2 & 3, LLC Campus Pointe 2 & 3 (45% Account Interest)	Office (5)	134.7		132.8
TREA Campus Pointe 4, LLC Campus Pointe 4 (45% Account Interest)	Office	9.3		9.2
T-C 1500 Owens, LLC 1500 Owens Street (49.9% Account Interest)	Office	79.9		78.8
T-C Foundry Square II Venture LLC Foundry Square II (50.1% Account Interest)	Office	297.4		290.1
T-C Illinois Street, LLC 409-499 Illinois Street (40% Account Interest)	Office	227.6		223.9
Valencia Town Center Associates LP Valencia Town Center (50% Account Interest)	Retail	141.0	(2)	140.5	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	768.5	(2)	769.7	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	155.9		156.0
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	169.2	(2)	170.3	(2)
Indiana:
THP Park on Morton, LLC Park on Morton (97% Account Interest)	Apartments	29.3	(2)	29.5	(2)
Maryland:
WP Project Developer The Shops at Wisconsin Place (33.33% Account Interest)	Retail	17.3		20.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		March 31, 2019		December 31, 2018
		(Unaudited)
Massachusetts:
One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	$242.0		$239.1
T-C 225 Binney, LLC 225 Binney Street (70% Account Interest)	Office	223.8		220.2
T-C 501 Boylston Street Member, LLC 501 Boylston (50.1% Account Interest)	Office	194.9	(2)	195.6	(2)
Nevada:
Fashion Show Holding I, LLC Fashion Show (50% Account Interest)	Retail	795.1	(2)	819.1	(2)
New York:
401 West 14th Street, LLC 401 West 14th Street (42.19% Account Interest)	Retail	47.9	(2)	48.4	(2)
440 Ninth Avenue Owner, LLC 440 Ninth Avenue (88.52% Account Interest)	Office	123.2	(2)	121.4	(2)
817 Broadway Owner, LLC 817 Broadway (61.46% Account Interest)	Office	34.4	(2)	28.0	(2)
MRA Hub 34 Holding, LLC The Hub (95% Account Interest)	Office	63.0	(2)	59.2	(2)
RGM 42, LLC MiMA (70% Account Interest)	Apartments	117.4	(2)	118.4	(2)
TREA 35th Street LIC Investor Member, LLC Commerce LIC (97.5% Account Interest)	Industrial	—		0.6
North Carolina:
THP 1505 Hillsborough Street, LLC The Theory (97% Account Interest)	Apartments	32.4	(2)	—
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	151.1	(2)	154.3	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	341.5	(2)	344.6	(2)
THP Cabana Beach San Marcos, LLC Cabana Beach San Marcos (97% Account Interest)	Apartments	23.5	(2)	23.0	(2)
THP The Forum at Sam Houston, LLC The Forum - Sam Houston (97% Account Interest)	Apartments	17.8	(2)	17.6	(2)
THP West Campus, LLC Aspen Heights (97% Account Interest)	Apartments	45.1	(2)	42.3	(2)
Various:
DDRTC Core Retail Fund, LLC SITE Centers Corp (85% Account Interest)	Retail	652.9	(2,3)	655.8	(2,3)
Simpson Housing LLP Simpson Housing Portfolio (80% Account Interest)	Apartments	406.2	(2,3)	400.1	(2,3)
Storage Portfolio I, LLC Storage Portfolio I (66.02% Account Interest)	Storage	94.5	(2,3)	92.4	(2,3)
Storage Portfolio II, LLC Storage Portfolio II (90% Account Interest)	Storage	124.1	(2,3)	120.4	(2,3)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		March 31, 2019		December 31, 2018
		(Unaudited)
Storage Portfolio III, LLC Storage Portfolio III (90% Account Interest)	Storage	$17.9	(3)	$—
TOTAL REAL ESTATE JOINT VENTURES (Cost $5,109.1 and $5,030.9)		$6,420.4		$6,356.6

LIMITED PARTNERSHIPS—0.7% and 0.6%
Clarion Gables Multi-Family Trust LP (1.681% Account Interest)		$—		$30.1
LCS SHIP Venture I, LLC (90% Account Interest)		157.7		129.7
Taconic New York City GP Fund, LP (60% Account Interest)		27.9		15.7
Transwestern Mezz Realty Partners III, LLC (11.715% Account Interest)		0.4	(8)	0.4	(8)
TOTAL LIMITED PARTNERSHIPS (Cost $191.9 and $176.9)		$186.0		$175.9
TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $5,301.0 and $5,207.8)		$6,606.4		$6,532.5
MARKETABLE SECURITIES—18.6% and 19.4%
REAL ESTATE-RELATED MARKETABLE SECURITIES—3.9% and 5.0%

Shares		Issuer	Fair Value at
			March 31, 2019		December 31, 2018
2019	2018
			(Unaudited)
74,510	110,762	Acadia Realty Trust	$2.0		$2.6
30,997	46,535	Agree Realty Corporation	2.1		2.8
63,163	94,479	Alexander & Baldwin, Inc.	1.6		1.7
1,969	2,986	Alexander's, Inc.	0.7		0.9
103,730	146,953	Alexandria Real Estate Equities, Inc.	14.8		16.9
35,601	52,670	American Assets Trust, Inc.	1.6		2.1
126,729	188,889	American Campus Communities, Inc.	6.0		7.8
50,000	75,276	American Financial Trust, Inc.	0.5	(7)	1.0	(7)
240,548	357,614	American Homes 4 Rent	5.6		7.1
408,632	606,653	American Tower Corp.	80.5		96.0
117,549	118,616	Americold Realty Trust	3.6		3.0
145,007	213,704	Apartment Investment and Management Company	7.3		9.4
201,523	301,399	Apple Hospitality Inc.	3.3		4.3
45,656	69,576	Armada Hoffler Properties Inc.	0.7		1.0
85,255	108,956	Ashford Hospitality Trust, Inc.	0.4		0.4
128,539	190,742	Avalonbay Communities, Inc.	25.8		33.2
22,100	30,596	Bluerock Residential Growth, Inc.	0.2		0.3
143,804	213,492	Boston Properties, Inc.	19.3		24.0
27,054	39,766	Braemar Hotels & Resorts, Inc.	0.3		0.4
163,372	243,776	Brandywine Realty Trust	2.6		3.1
280,637	418,058	Brixmore Property Group Inc	5.2		6.1
116,745	173,572	Brookfield Property REIT	2.4		2.8
9,679	12,485	BRT Apartments Corporation	0.1		0.1
82,610	123,044	Camden Property Trust	8.4		10.8
76,997	115,194	CareTrust REIT Inc.	1.8		2.1
48,578	64,018	Catchmark Timber Trust, Inc.	0.5		0.5
156,619	239,329	CBL & Associates Properties, Inc.	0.2	(7)	0.5
81,807	112,105	Cedar Shopping Centers, Inc.	0.3		0.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			March 31, 2019	December 31, 2018
2019	2018
			(Unaudited)
42,430	65,187	Chatham Lodging Trust	$0.8	$1.2
54,866	80,952	Chesapeake Lodging Trust	1.5	2.0
38,317	47,817	City Office REIT Inc.	0.4	0.5
13,745	21,288	Clipper Realty, Inc.	0.2	0.3
447,263	661,676	Colony Capital, Inc.	2.4	3.1
110,056	163,866	Columbia Property Trust Inc.	2.5	3.2
16,427	23,436	Community Healthcare Trust, Inc.	0.6	0.7
109,859	162,853	CoreCivic, Inc.	2.1	2.9
11,827	16,269	Corenergy Infrastructure Trust, Inc.	0.4	0.5
38,264	57,463	Corepoint Lodging, Inc.	0.4	0.7
33,851	50,118	CoreSite Realty Corporation	3.6	4.4
96,020	142,696	Corporate Office Properties Trust	2.6	3.0
388,959	580,413	Cousins Properties Incorporated	3.8	4.6
385,746	572,594	Crown Castle International Corporation	49.4	62.2
172,478	255,847	Cubesmart	5.5	7.3
97,375	144,491	CyrusOne Inc.	5.1	7.6
191,753	284,793	DiamondRock Hospitality Company	2.1	2.6
191,388	284,543	Digital Realty Trust, Inc.	22.8	30.3
149,410	222,742	Douglas Emmett, Inc.	6.0	7.6
331,989	493,225	Duke Realty Corporation	10.2	12.8
55,989	86,054	Easterly Government Properties, Inc.	1.0	1.3
32,538	48,463	EastGroup Properties, Inc.	3.6	4.4
131,890	196,612	Empire State Realty Trust	2.1	2.8
68,597	102,222	EPR Properties	5.3	6.5
77,071	110,827	Equinix Inc.	34.9	39.1
79,653	118,255	Equity Lifestyle Properties, Inc.	9.1	11.5
334,150	495,921	Equity Residential	25.2	32.7
33,846	47,818	Essential Properties Realty	0.7	0.7
61,197	90,861	Essex Property Trust, Inc.	17.7	22.3
113,544	168,808	Extra Space Storage, Inc.	11.6	15.3
31,764	39,335	Farmland Partners, Inc.	0.2	0.2
67,788	100,845	Federal Realty Investment Trust	9.3	11.9
115,212	171,124	First Industrial Realty Trust, Inc.	4.1	4.9
62,656	95,288	Four Corners Property Trust	1.9	2.5
96,428	148,193	Franklin Street Properties Corp.	0.7	0.9
49,158	66,846	Front Yard Residential Corp.	0.5	0.6
187,559	279,615	Gaming and Leisure Properties, Inc.	7.2	9.0
111,159	164,774	GEO Group Inc./The	2.1	3.2
30,292	45,390	Getty Realty Corp.	1.0	1.3
26,518	40,600	Gladstone Commercial Corporation	0.6	0.7
14,877	17,897	Gladstone Land Corporation	0.2 (7)	0.2
21,044	27,913	Global Medical REIT, Inc.	0.2	0.2
70,838	97,753	Global Net Lease, Inc.	1.3	1.7
—	134,722	Government Properties Income Trust	—	0.9
444,992	651,177	HCP, Inc.	13.9	18.2
114,689	170,298	Healthcare Realty Trust Inc.	3.7	4.8
191,882	285,255	Healthcare Trust of America	5.5	7.2
32,932	50,946	Hersha Hospitality Trust	0.6	0.9
94,566	140,879	Highwoods Properties, Inc.	4.4	5.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			March 31, 2019		December 31, 2018
2019	2018
			(Unaudited)
151,402	225,198	Hospitality Properties Trust	$4.0		$5.4
681,682	1,014,135	Host Hotels & Resorts, Inc.	12.9		16.9
143,396	213,134	Hudson Pacific Properties, Inc.	4.9		6.2
82,483	123,683	Independence Realty Trust, Inc.	0.9		1.1
59,771	88,878	Industrial Logics Properties	1.2		1.7
40,893	—	Infrareit, Inc.	0.9		—
11,092	16,729	Investors Real Estate Trust	0.7		0.8
318,068	414,132	Invitation Homes, Inc.	7.7		8.3
264,295	393,221	Iron Mountain Inc.	9.4		12.7
1,211,116	1,500,000	iShares Dow Jones US Real Estate Index Fund	105.4	(7)	112.4	(7)
97,319	144,518	JBG Smith Properties	4.0		5.0
91,904	136,455	Kilroy Realty Corporation	7.0		8.6
378,323	563,416	Kimco Realty Corporation	7.0		8.3
76,531	113,467	Kite Realty Group Trust	1.2		1.6
78,494	116,496	Lamar Advertising Corporation	6.2		8.1
196,197	293,991	Lexington Realty Trust	1.8		2.4
137,198	204,392	Liberty Property Trust	6.6		8.6
42,635	63,299	Life Storage, Inc.	4.1		5.9
36,387	54,350	LTC Properties, Inc.	1.7		2.3
83,688	123,992	Mack-Cali Realty Corporation	1.9		2.4
26,462	44,471	Medequities Realty Trust, Inc.	0.3		0.3
343,053	503,539	Medical Properties Trust, Inc.	6.3		8.1
105,542	157,147	Mid-America Apartment Communities, Inc.	11.5		15.0
82,477	121,059	Monmouth Real Estate Investment Corporation	1.1		1.5
37,821	56,533	National Health Investors, Inc.	3.0		4.3
147,365	219,159	National Retail Properties, Inc.	8.2		10.6
52,362	78,758	National Storage Affiliates Trust	1.5		2.1
74,702	97,013	New Senior Investment Group	0.4		0.4
17,284	25,395	Nexpoint Residential Trust, Inc.	0.7		0.9
41,319	60,527	NorthStar Realty Europe Corp.	0.7		0.9
44,091	—	Office Properties Income Trust, Inc.	1.2		—
184,210	273,749	Omega Healthcare Investors, Inc.	7.0		9.6
14,028	21,786	One Liberty Properties, Inc.	0.4		0.5
128,924	192,190	Outfront Media Inc.	3.0		3.5
190,256	289,253	Paramount Group Inc.	2.7		3.6
186,993	276,143	Park Hotels & Resorts, Inc.	5.8		7.2
120,096	186,399	Pebblebrook Hotel Trust	3.7		5.3
68,908	96,360	Pennsylvania Real Estate Investment Trust	0.4	(7)	0.6
168,960	250,372	Physicians Realty Trust	3.2		4.0
116,727	177,784	Piedmont Office Realty Trust, Inc.	2.4		3.0
61,330	91,285	Potlatch Corporation	2.3		2.9
39,991	54,653	Preferred Apartment Communities, Inc.	0.6		0.8
583,127	865,465	ProLogis	42.0		50.8
18,416	27,314	PS Business Parks, Inc.	2.9		3.6
138,208	205,162	Public Storage, Inc.	30.1		41.5
47,123	69,517	QTS Realty Trust, Inc.	2.1		2.6
119,982	178,720	Rayonier, Inc.	3.8		4.9
274,765	408,129	Realty Income Corporation	20.2		25.7
141,366	210,244	Regency Centers Corporation	9.5		12.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			March 31, 2019	December 31, 2018
2019	2018
			(Unaudited)
103,907	155,276	Retail Opportunity Investment	$1.8	$2.5
200,102	298,353	Retail Properties of America	2.4	3.2
14,197	21,416	Retail Value, Inc.	0.4	0.6
85,350	126,860	Rexford Industrial Realty Inc.	3.1	3.7
160,837	239,679	RLJ Lodging Trust	2.8	3.9
73,375	113,496	RPT Realty	0.9	1.4
41,372	61,126	Ryman Hospitality Properties	3.4	4.1
164,557	244,568	Sabra Health Care REIT Inc.	3.2	4.0
8,808	—	Safe Hold, Inc.	0.2	—
—	10,996	Safety Income and Growth, Inc	—	0.2
10,912	16,999	Saul Centers, Inc.	0.6	0.9
104,314	154,833	SBA Communications Corporation	20.8	25.1
—	121,549	Select Income Real Estate Investment Trust	—	0.9
218,790	326,164	Senior Housing Properties Trust	2.6	3.8
287,035	426,117	Simon Property Group, Inc.	52.3	71.6
141,975	209,816	Site Centers Corporation	1.9	2.3
75,249	113,961	SL Green Realty Corp.	6.8	9.0
39,805	59,766	Spirit MTA REIT	0.3	0.4
79,609	117,972	Spirit Realty Capital Inc.	3.2	4.3
90,513	135,097	Stag Industrial, Inc.	2.7	3.4
178,272	264,895	STORE Capital Corporation	6.0	7.5
95,646	141,848	Summit Hotel Properties, Inc.	1.1	1.4
78,237	116,162	Sun Communities, Inc.	9.3	11.8
211,084	313,714	Sunstone Hotel Investors, L.L.C.	3.0	4.1
84,997	126,963	Tanger Factory Outlet Centers, Inc.	1.8	2.6
55,118	81,759	Taubman Centers, Inc.	2.9	3.8
55,559	80,363	Terreno Realty Corporation	2.3	2.8
126,543	188,118	The Macerich Company	5.5	8.1
49,608	73,743	Tier Inc.	1.4	1.5
254,297	366,433	UDR, Inc.	11.6	14.5
31,221	46,595	UMH Properties, Inc.	0.4	0.6
156,256	231,999	UNITI Group, Inc.	1.7 (7)	3.6
11,854	18,151	Universal Health Realty Income Trust	0.9	1.1
101,189	150,757	Urban Edge Properties	1.9	2.5
27,344	42,533	Urstadt Biddle Properties, Inc.	0.6	0.9
331,433	491,993	Ventas, Inc.	21.1	28.8
902,354	1,342,240	VEREIT, Inc.	7.6	9.6
377,253	554,541	Vici Properties, Inc.	8.3	10.4
160,452	238,674	Vornado Realty Trust	10.8	14.8
172,881	257,311	Washington Prime Group, Inc.	1.0	1.3
74,011	110,436	Washington Real Estate Investment Trust	2.1	2.5
111,105	165,849	Weingarten Realty Investors	3.3	4.1
346,587	514,421	Welltower Inc.	26.9	35.7
697,839	1,035,575	Weyerhaeuser Company	18.4	22.6
35,300	54,425	Whitestone Real Estate Investment Trust B	0.4	0.7
147,964	219,891	WP Carey Inc.	11.6	14.4
104,221	154,344	Xenia Hotels & Resorts Inc.	2.3	2.7
TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $906.1 and $1,274.7)			$1,128.9	$1,415.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—14.7% and 14.4%
GOVERNMENT AGENCY NOTES—8.6% and 7.2%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					March 31, 2019	December 31, 2018
2019	2018
					(Unaudited)
$—	$20.0	Fannie Mae Discount Notes	2.270%	1/9/2019	$—	$20.0
—	3.6	Fannie Mae Discount Notes	2.350%	2/6/2019	—	3.5
—	22.6	Fannie Mae Discount Notes	2.390%	2/13/2019	—	22.5
—	17.6	Fannie Mae Discount Notes	2.350%	3/1/2019	—	17.5
32.1	—	Fannie Mae Discount Notes	2.340%-2.450%	4/3/2019	32.1	—
23.4	—	Fannie Mae Discount Notes	2.340%	4/15/2019	23.4	—
40.2	—	Fannie Mae Discount Notes	2.420%	5/1/2019	40.1	—
25.0	—	Fannie Mae Discount Notes	2.400%	5/10/2019	24.9	—
20.2	—	Fannie Mae Discount Notes	2.430%	6/3/2019	20.1	—
15.1	—	Fannie Mae Discount Notes	2.420%	6/10/2019	15.0	—
—	6.0	Farmer Mac Discount Notes	2.440%	3/15/2019	—	6.0
18.7	—	Farmer Mac Discount Notes	2.480%	6/21/2019	18.6	—
—	9.1	Federal Farm Credit Bank Discount Notes	2.380%	3/18/2019	—	9.0
18.0	18.0	Federal Farm Credit Bank Discount Notes	2.490%	5/2/2019	18.0	17.9
20.0	20.0	Federal Farm Credit Bank Discount Notes	2.540%	5/23/2019	19.9	19.8
5.0	—	Federal Farm Credit Bank Discount Notes	2.480%	6/21/2019	5.0	—
—	33.0	Federal Home Loan Bank Discount Notes	2.167%-2.195%	1/11/2019	—	33.0
—	37.6	Federal Home Loan Bank Discount Notes	2.220%	1/14/2019	—	37.6
—	36.2	Federal Home Loan Bank Discount Notes	2.220%	1/15/2019	—	36.2
—	35.0	Federal Home Loan Bank Discount Notes	2.220%	1/16/2019	—	35.0
—	40.9	Federal Home Loan Bank Discount Notes	2.189%-2.197%	1/18/2019	—	40.9
—	29.5	Federal Home Loan Bank Discount Notes	2.190%	1/23/2019	—	29.5
—	25.6	Federal Home Loan Bank Discount Notes	2.330%	1/28/2019	—	25.6
—	12.0	Federal Home Loan Bank Discount Notes	2.250%	1/29/2019	—	12.0
—	40.0	Federal Home Loan Bank Discount Notes	2.260%-2.265%	1/30/2019	—	39.9
—	14.3	Federal Home Loan Bank Discount Notes	2.290%	2/8/2019	—	14.3
—	30.0	Federal Home Loan Bank Discount Notes	2.300%-2.319%	2/11/2019	—	29.9
—	24.7	Federal Home Loan Bank Discount Notes	2.340%	2/15/2019	—	24.6
—	35.0	Federal Home Loan Bank Discount Notes	2.331%-2.353%	2/19/2019	—	34.9
—	36.8	Federal Home Loan Bank Discount Notes	2.235%-2.353%	2/20/2019	—	36.6
—	45.0	Federal Home Loan Bank Discount Notes	2.294%-2.314%	2/22/2019	—	44.8
—	14.1	Federal Home Loan Bank Discount Notes	2.330%	2/25/2019	—	14.0
—	40.0	Federal Home Loan Bank Discount Notes	2.330%	2/26/2019	—	39.9
—	21.5	Federal Home Loan Bank Discount Notes	2.330%	2/27/2019	—	21.4
—	26.4	Federal Home Loan Bank Discount Notes	2.310%	3/1/2019	—	26.3
—	31.5	Federal Home Loan Bank Discount Notes	2.316%-2.355%	3/6/2019	—	31.4
—	40.0	Federal Home Loan Bank Discount Notes	2.370%	3/8/2019	—	39.8
—	37.3	Federal Home Loan Bank Discount Notes	2.432%-2.437%	3/11/2019	—	37.2
—	40.0	Federal Home Loan Bank Discount Notes	2.420%	3/12/2019	—	39.8
—	40.0	Federal Home Loan Bank Discount Notes	2.400%	3/13/2019	—	39.8
—	10.0	Federal Home Loan Bank Discount Notes	2.360%	3/15/2019	—	10.0
—	30.0	Federal Home Loan Bank Discount Notes	2.360%	3/19/2019	—	29.8
—	12.0	Federal Home Loan Bank Discount Notes	2.430%	3/21/2019	—	11.9
—	22.4	Federal Home Loan Bank Discount Notes	2.410%	3/26/2019	—	22.2
—	25.3	Federal Home Loan Bank Discount Notes	2.370%	3/27/2019	—	25.1
83.1	—	Federal Home Loan Bank Discount Notes	2.230%	4/1/2019	83.1	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					March 31, 2019	December 31, 2018
2019	2018
					(Unaudited)
$40.0	$40.0	Federal Home Loan Bank Discount Notes	2.460%	4/5/2019	$40.0	$39.7
40.0	40.0	Federal Home Loan Bank Discount Notes	2.470%	4/8/2019	40.0	39.7
50.0	—	Federal Home Loan Bank Discount Notes	2.390%	4/9/2019	50.0	—
50.0	50.0	Federal Home Loan Bank Discount Notes	2.440%	4/10/2019	50.0	49.7
24.1	24.1	Federal Home Loan Bank Discount Notes	2.440%	4/12/2019	24.0	23.9
75.0	—	Federal Home Loan Bank Discount Notes	2.450%	4/16/2019	74.9	—
20.3	—	Federal Home Loan Bank Discount Notes	2.440%	4/22/2019	20.2	—
64.1	14.1	Federal Home Loan Bank Discount Notes	2.440%-2.500%	4/24/2019	64.0	14.0
50.8	10.6	Federal Home Loan Bank Discount Notes	2.450%-2.500%	4/26/2019	50.7	10.5
87.0	87.0	Federal Home Loan Bank Discount Notes	2.470%-2.510%	4/29/2019	86.8	86.3
32.2	—	Federal Home Loan Bank Discount Notes	2.460%	4/30/2019	32.1	—
20.0	—	Federal Home Loan Bank Discount Notes	2.450%	5/1/2019	20.0	—
40.0	24.0	Federal Home Loan Bank Discount Notes	2.470%-2.510%	5/3/2019	39.9	23.8
50.0	—	Federal Home Loan Bank Discount Notes	2.440%	5/6/2019	49.9	—
40.0	—	Federal Home Loan Bank Discount Notes	2.420%	5/7/2019	39.9	—
77.9	—	Federal Home Loan Bank Discount Notes	2.430%-2.450%	5/8/2019	77.7	—
22.6	—	Federal Home Loan Bank Discount Notes	2.440%	5/10/2019	22.5	—
14.6	—	Federal Home Loan Bank Discount Notes	2.440%	5/13/2019	14.6	—
28.8	—	Federal Home Loan Bank Discount Notes	2.450%	5/14/2019	28.7	—
68.5	18.5	Federal Home Loan Bank Discount Notes	2.440%-2.550%	5/15/2019	68.3	18.3
40.5	40.5	Federal Home Loan Bank Discount Notes	2.520%	5/17/2019	40.4	40.1
40.3	—	Federal Home Loan Bank Discount Notes	2.450%	5/21/2019	40.2	—
30.0	30.0	Federal Home Loan Bank Discount Notes	2.530%	5/22/2019	29.9	29.7
55.0	—	Federal Home Loan Bank Discount Notes	2.440%	5/28/2019	54.8	—
70.5	—	Federal Home Loan Bank Discount Notes	2.440%-2.450%	5/29/2019	70.3	—
40.0	—	Federal Home Loan Bank Discount Notes	2.440%	5/31/2019	39.9	—
39.0	—	Federal Home Loan Bank Discount Notes	2.450%-2.470%	6/3/2019	38.8	—
50.0	—	Federal Home Loan Bank Discount Notes	2.460%	6/6/2019	49.8	—
40.0	—	Federal Home Loan Bank Discount Notes	2.460%	6/7/2019	39.8	—
25.0	—	Federal Home Loan Bank Discount Notes	2.460%	6/10/2019	24.9	—
73.1	—	Federal Home Loan Bank Discount Notes	2.450%-2.470%	6/14/2019	72.7	—
42.2	—	Federal Home Loan Bank Discount Notes	2.460%	6/17/2019	41.9	—
43.3	—	Federal Home Loan Bank Discount Notes	2.450%	6/18/2019	43.1	—
29.3	—	Federal Home Loan Bank Discount Notes	2.460%	6/21/2019	29.2	—
20.0	—	Federal Home Loan Bank Discount Notes	2.450%	6/28/2019	19.9	—
20.3	—	Federal Home Loan Bank Discount Notes	2.460%	7/1/2019	20.2	—
—	25.0	Freddie Mac Discount Notes	2.130%	1/2/2019	—	25.0
—	32.4	Freddie Mac Discount Notes	2.146%-2.174%	1/4/2019	—	32.4
—	35.1	Freddie Mac Discount Notes	2.146%-2.175%	1/7/2019	—	35.1
—	35.0	Freddie Mac Discount Notes	2.130%	1/8/2019	—	35.0
—	40.0	Freddie Mac Discount Notes	2.130%	1/9/2019	—	40.0
—	36.1	Freddie Mac Discount Notes	2.179%-2.217%	1/22/2019	—	36.1
—	40.0	Freddie Mac Discount Notes	2.190%	1/25/2019	—	39.9
—	16.0	Freddie Mac Discount Notes	2.200%	1/28/2019	—	15.9
—	15.0	Freddie Mac Discount Notes	2.200%	1/29/2019	—	15.0
—	39.9	Freddie Mac Discount Notes	2.190%	2/1/2019	—	39.8
—	25.9	Freddie Mac Discount Notes	2.240%	2/4/2019	—	25.8
—	35.0	Freddie Mac Discount Notes	2.240%	2/5/2019	—	34.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					March 31, 2019	December 31, 2018
2019	2018
					(Unaudited)
$—	$30.0	Freddie Mac Discount Notes	2.240%	2/6/2019	$—	$29.9
—	39.3	Freddie Mac Discount Notes	2.300%	2/12/2019	—	39.1
—	15.0	Freddie Mac Discount Notes	2.250%	2/20/2019	—	15.0
—	21.3	Freddie Mac Discount Notes	2.290%	3/4/2019	—	21.3
—	17.1	Freddie Mac Discount Notes	2.330%	3/5/2019	—	17.1
—	23.8	Freddie Mac Discount Notes	2.380%	3/20/2019	—	23.6
—	19.5	Freddie Mac Discount Notes	2.390%	3/22/2019	—	19.4
—	25.9	Freddie Mac Discount Notes	2.380%	3/25/2019	—	25.8
30.0	30.0	Freddie Mac Discount Notes	2.410%	4/1/2019	30.0	29.8
36.1	16.1	Freddie Mac Discount Notes	2.380%-2.430%	4/2/2019	36.1	16.0
20.1	20.1	Freddie Mac Discount Notes	2.430%	4/3/2019	20.1	20.0
40.0	40.0	Freddie Mac Discount Notes	2.460%	4/17/2019	40.0	39.7
60.3	—	Freddie Mac Discount Notes	2.400%	4/23/2019	60.2	—
24.1	24.1	Freddie Mac Discount Notes	2.520%	5/20/2019	24.0	23.8
50.0	—	Freddie Mac Discount Notes	2.420%	5/24/2019	49.8	—
36.3	—	Freddie Mac Discount Notes	2.440%	6/4/2019	36.1	—
46.5	—	Freddie Mac Discount Notes	2.460%-2.470%	6/5/2019	46.2	—
35.4	—	Freddie Mac Discount Notes	2.450%	6/11/2019	35.2	—
40.0	—	Freddie Mac Discount Notes	2.450%	6/12/2019	39.8	—
46.7	—	Freddie Mac Discount Notes	2.450%	6/13/2019	46.5	—
50.0	—	Freddie Mac Discount Notes	2.430%	6/19/2019	49.7	—
13.6	—	Freddie Mac Discount Notes	2.430%	6/20/2019	13.5	—
25.4	—	Freddie Mac Discount Notes	2.460%	6/24/2019	25.2	—
42.1	—	Freddie Mac Discount Notes	2.470%	6/25/2019	41.9	—
22.2	—	Freddie Mac Discount Notes	2.460%	6/26/2019	22.0	—
35.3	—	Freddie Mac Discount Notes	2.460%	6/27/2019	35.0	—
TOTAL GOVERNMENT AGENCY NOTES (Cost $2,501.5 and $2,050.8)					$2,501.5	$2,050.7
UNITED STATES TREASURY SECURITIES—6.1% and 7.2%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					March 31, 2019	December 31, 2018
2019	2018
					(Unaudited)
$—	$33.8	United States Treasury Bills	2.147%-2.334%	1/3/2019	$—	$33.8
—	50.0	United States Treasury Bills	2.330%	1/8/2019	—	50.0
—	189.9	United States Treasury Bills	2.162%-2.321%	1/10/2019	—	189.8
—	82.1	United States Treasury Bills	2.279%-2.316%	1/15/2019	—	82.0
—	150.1	United States Treasury Bills	2.204%-2.315%	1/17/2019	—	149.9
—	153.0	United States Treasury Bills	2.226%-2.332%	1/24/2019	—	152.8
—	50.0	United States Treasury Bills	2.370%	1/29/2019	—	49.9
—	67.3	United States Treasury Bills	2.235%-2.405%	1/31/2019	—	67.2
—	100.0	United States Treasury Bills	2.254%	2/7/2019	—	99.8
—	61.9	United States Treasury Bills	2.391%-2.401%	2/12/2019	—	61.7
—	108.0	United States Treasury Bills	2.253%-2.334%	2/14/2019	—	107.7
—	20.0	United States Treasury Bills	2.410%	2/19/2019	—	19.9
—	84.4	United States Treasury Bills	2.276%-2.277%	2/21/2019	—	84.1
—	18.0	United States Treasury Bills	2.440%	2/26/2019	—	17.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					March 31, 2019	December 31, 2018
2019	2018
					(Unaudited)
$—	$31.8	United States Treasury Bills	2.298%-2.331%	2/28/2019	$—	$31.7
—	73.7	United States Treasury Bills	2.309%-2.379%	3/7/2019	—	73.4
—	130.0	United States Treasury Bills	2.339%-2.372%	3/14/2019	—	129.4
—	50.0	United States Treasury Bills	2.340%	3/21/2019	—	49.7
—	100.0	United States Treasury Bills	2.415%	3/28/2019	—	99.4
127.8	89.9	United States Treasury Bills	2.360%-2.450%	4/4/2019	127.8	89.3
100.0	—	United States Treasury Bills	2.430%	4/9/2019	99.9	—
103.5	99.5	United States Treasury Bills	2.420%-2.460%	4/11/2019	103.4	98.8
87.2	110.3	United States Treasury Bills	2.460%-2.470%	4/18/2019	87.1	109.5
98.8	57.1	United States Treasury Bills	2.390%-2.490%	4/25/2019	98.6	56.7
73.2	—	United States Treasury Bills	2.430%	4/30/2019	73.1	—
33.7	33.7	United States Treasury Bills	2.470%	5/2/2019	33.6	33.4
100.0	—	United States Treasury Bills	2.430%	5/7/2019	99.8	—
121.0	38.4	United States Treasury Bills	2.430%-2.500%	5/9/2019	120.7	38.1
55.2	—	United States Treasury Bills	2.440%	5/14/2019	55.0	—
93.9	62.7	United States Treasury Bills	2.430%-2.510%	5/16/2019	93.7	62.1
47.2	—	United States Treasury Bills	2.450%	5/21/2019	47.0	—
161.6	—	United States Treasury Bills	2.440%-2.460%	5/23/2019	161.0	—
95.4	—	United States Treasury Bills	2.420%-2.450%	5/30/2019	95.0	—
80.0	—	United States Treasury Bills	2.430%-2.450%	6/6/2019	79.6	—
109.4	—	United States Treasury Bills	2.430%-2.440%	6/13/2019	108.9	—
100.0	—	United States Treasury Bills	2.470%	6/20/2019	99.5	—
47.3	—	United States Treasury Bills	2.450%	6/27/2019	47.0	—
21.3	—	United States Treasury Bills	2.500%	10/10/2019	21.0	—
116.8	—	United States Treasury Bills	2.510%	11/7/2019	115.1	—
TOTAL UNITED STATES TREASURY SECURITIES (Cost $1,766.7 and $2,038.1)					$1,766.8	$2,038.0
TOTAL OTHER MARKETABLE SECURITIES (Cost $4,268.2 and $4,088.9)					$4,268.3	$4,088.7
TOTAL MARKETABLE SECURITIES (Cost $5,174.3 and $5,363.6)					$5,397.2	$5,503.8

LOANS RECEIVABLE—3.3% and 3.2%
		Borrower	Interest Rate(6)	Maturity Date	Fair Value at
Principal					March 31, 2019	December 31, 2018
2019	2018
					(Unaudited)
6.3	6.3	DJM Capital Partners Mezzanine	5.00%	7/12/2019	$6.3	$6.3
85.0	83.2	311 South Wacker Mezzanine	4.70% + LIBOR	6/7/2020	84.9	83.2
95.2	95.2	Blackstone RioCan Retail Portfolio Mezzanine	4.65% + LIBOR	6/9/2020	95.3	95.3
60.0	60.0	River North Point Junior Mezzanine	4.30% + LIBOR	7/9/2020	60.0	60.0
155.1	176.4	Project Glacier Mezzanine	4.40% + LIBOR	11/9/2020	155.1	176.4
53.5	—	SCG Oakland Portfolio	4.25% + LIBOR	3/1/2021	53.5	—
20.0	20.0	Crest at Las Colinas Station Mezzanine	5.11% + LIBOR	5/10/2021	20.0	20.0
125.0	125.0	State Street Financial Center Mezzanine	6.50%	11/10/2021	125.0	125.3
20.0	20.0	Modera Observatory Park Mezzanine	4.34% + LIBOR	6/10/2022	20.0	20.0
19.9	19.7	Rosemont Towson Mezzanine	4.15% + LIBOR	9/9/2022	19.9	19.7
26.7	26.7	1330 Broadway Mezzanine	5.01% + LIBOR	8/10/2023	26.7	26.8
82.0	63.0	Great Value Storage Portfolio Mezzanine	7.875%	12/6/2023	83.8	63.2
20.0	20.0	Aspen Lake Office Portfolio Mezzanine	8.25%	3/10/2028	20.2	20.2
95.0	95.0	Merritt on the River Office Portfolio Mezzanine	8.00%	8/1/2028	95.7	95.7
100.0	100.0	Charles River Plaza North Mezzanine	6.08%	4/6/2029	100.9	100.9
TOTAL LOANS RECEIVABLE (Cost $963.7 and $910.6)					$967.3	$913.0
TOTAL INVESTMENTS (Cost $24,490.4 and $24,169.8)					$28,939.5	$28,480.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 9 - Mortgage Loans Payable.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield.

(5)	A portion of this investment consists of land currently under development.

(6)
Fixed interest rate loans are represented with a single rate. Variable interest rate loans are presented with their base spread and the corresponding index rate. All variable interest loans currently held by the Account use the one month London Interbank Offered Rate ("LIBOR") rate on U.S. dollar deposits as the index rate, as published by ICE Benchmark Administration Limited.

(7)	All or a portion of these securities are out on loan. The aggregate value of securities on loan at March 31, 2019 and December 31, 2018 were $2.2 million and $67.4 million, respectively.

(8)	All investments of the limited partnership have been disposed. As of March 31, 2019, the limited partnership remained in dissolution.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Account’s financial condition and results of operations should be read together with the Consolidated Financial Statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, and the section of the Account’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”) entitled “Item 1A. Risk Factors.” The past performance of the Account is not indicative of future results.
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
Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended March 31, 2019 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

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

•
conventional commercial mortgage loans, participating mortgage loans, secured domestic and foreign (including U.K.) mezzanine loans, subordinated loans and collateralized mortgage obligations, including commercial mortgage-backed securities ("CMBS") and other similar investments.

The Account’s principal investment strategy is to purchase direct ownership interests in income-producing real estate, primarily office, industrial, retail and multi-family residential properties. The Account is targeted to hold between 65% and 85% of the Account’s net assets in such direct ownership interests.
In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Traditionally, less than 10% of the Account’s net assets have been comprised of interests in these securities; although, the Account has recently held approximately 10% of its net assets in equity REIT securities at times. In addition, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of March 31, 2019, REIT securities comprised approximately 4.3% of the Account’s net assets, and the Account held no CMBS as of such date.
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
Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate-related liquid investments, may not comprise more than 25% of the Account’s net assets. As of March 31, 2019, the Account did not hold any foreign real estate investments.
FIRST QUARTER 2019 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook

Key Macro Economic Indicators	Actuals		Forecast
	2018	1Q19	2019	2020
Economy(1)
GDP (Gross Domestic Product)	3.0%	3.2%	2.4%	1.9%
Employment Growth (Thousands)	2,638	588	2,010	1,560
Unemployment Rate	3.8%	3.9%	3.7%	3.6%
Interest Rates(2)
10 Year Treasury	2.7%	2.4%	2.8%	2.9%
Sources: Blue Chip Economic Indicators, Blue Chip Financial Forecasts, BEA, Bureau of Labor Statistics, Federal Reserve and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while annual values represent a twelve-month average.

(2)	Treasury rates are an average over the stated period.
The Federal Open Market Committee ("FOMC") voted in January and March to maintain the target range for the federal funds rate to 2.25 - 2.50%, in view of sustained expansion of economic activity, strong labor conditions, and inflation near the Committee's 2.0% objective.
Moving forward, the Committee will continue to assess realized and expected economic conditions relative to employment and 2.0% inflation objectives. The Committee is generally expected to pare back its expectations, ending 2019 just below 3.0%.
Consumer spending decreased in the first quarter after rising at a steady pace throughout 2018. In the near term, gains in employment, real disposable income, and households’ net worth continue to be supportive of solid personal consumption expenditures growth. Consumer and business confidence remain high, the unemployment rate sits at an 18 year low, and job growth remains steady. Economists expect GDP to increase at a 2.4% rate for all of 2019 and at a 1.9% rate in 2020.

Real Estate Market Conditions and Outlook
Commercial real estate conditions remained steady throughout 2018 and are expected to do so throughout 2019 as well. Tenant demand was strong enough to support vacancy rate improvements across all four sectors. Property pricing as calculated by the Green Street Advisor Commercial Property Price Index (“CPPI”) increased 0.5% during the first quarter and 2.7% on a year-over-year basis.
For the quarter ending March 31, 2019, the NCREIF Fund Index Open-End Diversified Core Equity (“NFI-ODCE”) Equal Weight total return, net of fees increased to 1.48%, from 1.39% in the fourth quarter. The Account’s real estate assets generated a 1.22% total return in the first quarter of 2019. Total returns were positive for the 36th consecutive quarter.
Occupancy in the Account’s properties averaged 92.0% during the first quarter of 2019 as compared to 92.1% in the previous quarter. Data for the Account’s top five markets in terms of fair value as of March 31, 2019 are provided below. These five markets represent nearly half of the Account’s total real estate portfolio.

Top 5 Metro Areas by Fair Market Value	Account % Leased Fair Value Weighted*	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio**	Metro Area Fair Value as a % of Total Investments
Washington-Arlington-Alexandria, DC-VA-MD-WV	85.0%	13	10.8%	8.4%
New York-Jersey City-White Plains, NY-NJ	91.9%	14	10.7%	8.2%
Los Angeles-Long Beach-Glendale, CA	91.6%	15	9.4%	7.3%
San Francisco-Redwood City-South San Francisco, CA	95.5%	8	6.5%	5.1%
Boston, MA	92.3%	6	5.8%	4.5%

*
Weighted by fair value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair value of the Account’s monetary investments in those markets.

**	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

Office
Leasing is historically driven by companies involved in the professional and business services sector, with technology-related companies included within this classification. The sector added 96,000 jobs during the first quarter of 2019, with the financial services sector contributing an additional 23,000 jobs. Driven by declining suburban vacancy rates, vacancy nationwide decreased from 12.6% in the fourth quarter of 2018 to 12.5% in the first quarter of 2019, as reported by CB Richard Ellis Econometric Advisors (“CBRE-EA”). Vacancies continue to trend lowest in cities with a significant technology presence (e.g., San Francisco, Seattle). The vacancy rate for the Account’s office portfolio remained level from the previous quarter at 13.9%. The vacancy rate in Washington, D.C. is above the market average, driven by an elevated vacancy rate at the Account's largest office property in the metro area. Known future leases at this property set to commence in the second and third quarters of 2019 are expected to bring the Account's vacancy rate in line with the market average. An above-average vacancy rate in the New York metro area is driven by two properties currently undergoing redevelopment to increase the long term value of the properties. The vacancy rate in the New York metro will remain elevated over the near term as legacy tenants fully vacate the properties so that redevelopment efforts can move forward.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2019 Q1	2018 Q4	Q1 2019	2018 Q4
Account / Nation			13.9%	13.9%	12.5%	12.6%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,475.5	5.1%	19.3%	19.7%	14.6%	14.9%
San Francisco-Redwood City-South San Francisco, CA	1,245.7	4.3%	3.2%	3.2%	5.2%	5.5%
Boston, MA	1,190.8	4.1%	9.3%	10.0%	8.9%	9.4%
New York-Jersey City-White Plains, NY-NJ	1,179.2	4.1%	24.7%	23.5%	9.2%	9.3%
Los Angeles-Long Beach-Glendale, CA	769.6	2.7%	4.8%	6.5%	12.7%	12.9%

*	Source: CBRE-EA. Market vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the square foot-weighted percentage of unleased space.
Industrial
Industrial market conditions are primarily influenced by GDP growth, international trade, and consumer spending, especially e-commerce sales. Uncertainty in international trade caused by U.S. protectionist measures continues to persist as a potential headwind to industrial growth, but recent deescalation of protectionist threats between the U.S. and its trading partners suggests that moderation in trade negotiations may prevail. Demand for industrial space remains strong, with national industrial availability rate decreasing for the 36th straight quarter to 7.0% after ending the fourth quarter of 2018 at 7.1%. A cooling U.S. economy is likely to slow growth in the supply-demand gap in the near-term, especially as the sector absorbs new construction in the pipeline, but improving international trade relations and resilient consumer spending is expected to keep the sector in good overall health. The average vacancy rate of the Account’s industrial properties decreased to 7.0% in the first quarter of 2019 from 7.5% in the fourth quarter of 2018, driven by the redeployment of space recently vacated by tenants with expiring leases. Elevated vacancy in the Fort Lauderdale metro area will continue until at least the second and third quarters of 2019, when signed future leases are scheduled to commence. Vacancy in the the Dallas and Los Angeles metro areas improved as tenants on month-to-month or similar short-term leases departed and were replaced with higher quality tenants with leases of a longer duration at market rents. Overall vacancy in these metro areas may persist above the market average throughout 2019 as short-term leases are allowed to expire and the tenants vacate, but available space reflected in the vacancy rate is typically already under contract to prospective tenants with leases set to commence in the future once capital projects at the property are completed.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2019 Q1	2018 Q4	Q1 2019	2018 Q4
Account / Nation			7.0%	7.5%	7.0%	7.1%
Riverside-San Bernardino-Ontario, CA	$878.5	3.0%	0.0%	0.0%	5.5%	6.0%
Los Angeles-Long Beach-Glendale, CA	371.4	1.3%	7.4%	8.5%	4.6%	4.5%
Tacoma-Lakewood, WA	364.9	1.3%	2.0%	2.0%	5.5%	4.6%
Dallas-Plano-Irving, TX	288.2	1.0%	10.4%	12.7%	9.2%	9.3%
Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	282.7	1.0%	13.4%	15.4%	6.7%	5.6%

*
Source: CBRE-EA. Market availability is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space. CBRE-EA considers Tacoma part of the Seattle industrial market. Market vacancy rates reflect the Seattle-Tacoma total.

Multi-Family
Apartment demand is driven by a combination of economic and demographic forces including job growth, household formations, and changes in the U.S. homeownership rate. The national apartment vacancy rate increased from 4.0% in the prior quarter to 4.4% in first quarter of 2019, driven high levels of completion. Deliveries of new apartments continue to be absorbed well in many markets, and market rents have risen accordingly, especially among units priced for moderate incomes. The vacancy rate of the Account’s multi-family properties decreased to 6.1% in the first quarter of 2019 as compared to 6.2% in the prior quarter, primarily driven modest increases in vacancy at several of the Account's properties. The primary driver behind the elevated vacancy rates in the Los Angeles and Denver metro areas are renovation efforts at several of the Account's properties to enhance their marketability and long-term value.

			Account Units Weighted Average Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2019 Q1	2018 Q4	Q1 2019	2018 Q4
Account / Nation			6.1%	6.2%	4.4%	4.0%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$785.5	2.7%	6.3%	6.0%	4.3%	4.3%
Los Angeles-Long Beach-Glendale, CA	689.5	2.4%	8.7%	6.7%	3.6%	3.1%
New York-Jersey City-White Plains, NY-NJ	518.6	1.8%	2.3%	3.5%	3.3%	2.6%
Denver-Aurora-Lakewood, CO	409.3	1.4%	8.9%	7.4%	5.3%	4.9%
San Diego-Carlsbad, CA	317.4	1.1%	4.0%	5.6%	3.9%	3.6%

*	Source: CBRE-EA. Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units.
Retail
Retail demand in the Account's portfolio is driven by U.S. consumers, whose willingness to spend directly correlates with retailers' need for domestic rental space. Preliminary data from the U.S. Census Bureau indicate that retail sales excluding motor vehicles and parts increased 2.4% in the first quarter of 2019 and 3.6% on a year-over-year basis. Disruption from e-commerce continues to challenge the overall retail market. The retail leasing market is increasingly competitive, as the pool of retailers leasing space shrinks due to the long-term trend of consumers moving to digital platforms for retail spending instead of through traditional brick-and-mortar outlets. Retail properties that are older, located in suboptimal locations, or have significant exposure to low quality tenants are especially compromised as the market evolves, but well-positioned properties have shown resiliency due to continued demand for premier retail space. The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers. Moreover, the retail portfolio is managed proactively to minimize significant exposure to any single retailer. The vacancy rate for the Account’s retail portfolio increased to 6.5% in the first quarter of 2019 from 5.9% in the prior quarter, attributed to scheduled lease expirations at multiple retail properties within the portfolio, most notably among some of the larger regional malls held by the Account. New tenants to fill this recently vacated space have largely been identified, with many of the prospective tenants already under contract.

			Account Units Weighted Average Vacancy		Market Vacancy*
	Total Sector by Metro Area ($M)	% of Total Investments	2019 Q1	2018 Q4	2019 Q1	2018 Q4
National Retail			6.5%	5.9%	6.2%	6.3%
Lifestyle & Mall	$2,506.1	60.3%	5.9%	4.8%	5.0%	5.3%
Neighborhood, Community & Strip	1,053.8	25.4%	7.5%	7.1%	8.8%	9.0%
Power Center**	594.5	14.3%	2.5%	4.2%	7.0%	6.9%
* Source: CBRE-EA. Market vacancy is defined as the percentage of space available for rent. The Account’s vacancy is the square foot-weighted percentage of unleased space.
** The Power Center designation is reserved for properties with three or more anchor units. Anchor units are leased to large retailers such as department stores, home improvement stores and warehouse clubs. Properties with the Neighborhood, Community and Strip designation consist of two or less anchor units.
INVESTMENTS
As of March 31, 2019, the Account held 77.4% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 8.6% of total investments, U.S. Treasury securities representing 6.1% of total investments, real estate-related equity securities representing 3.9% of total investments, loans receivable representing 3.3% of total investments, and real estate limited partnerships representing 0.7% of total investments.
The outstanding principal on mortgage loans payable on the Account’s wholly-owned real estate portfolio as of March 31, 2019 was $2.7 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $3.3 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the Consolidated Schedules of Investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of March 31, 2019 was $6.0 billion, which represented a loan to value ratio of 18.3%. The Account has no active loans outstanding on the Line of Credit as of March 31, 2019.
Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, Fashion Show, located in Las Vegas, Nevada, represented 4.7% of total real estate investments and 3.7% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes (i) have maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with the Account’s intent to diversify the Account by property type and geographic location (including reallocating the Account’s exposure to or away from certain property types in certain geographic locations), or (v) otherwise do not satisfy the investment objectives of the Account. Management, from time to time, will evaluate the need to manage liquidity in the Account as part of its analysis as to whether to undertake a particular asset sale. The Account could reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., participant withdrawals or benefit payments).

The following table lists the Account's ten largest investments as of March 31, 2019. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Concentrations of Risk.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Fashion Show	50%	Las Vegas	NV	Retail	$1,202.7	$420.5	$782.2	4.7%	3.7%
SITE Centers Corp(6)	85%	Various	U.S.A.	Retail	1,178.0	539.1	638.9	4.6%	3.7%
The Florida Mall	50%	Orlando	FL	Retail	925.1	159.9	765.2	3.6%	2.9%
Simpson Housing Portfolio	80%	Various	U.S.A.	Apartment	788.3	392.5	395.8	3.1%	2.5%
1001 Pennsylvania Avenue	100%	Washington	D.C.	Office	783.5	319.5	464.0	3.1%	2.4%
Colorado Center	50%	Santa Monica	CA	Office	623.0	265.0	358.0	2.4%	1.9%
Fourth and Madison	100%	Seattle	WA	Office	590.0	281.7	308.3	2.3%	1.8%
99 High Street	100%	Boston	MA	Office	506.0	272.0	234.0	2.0%	1.6%
425 Park Avenue	100%	New York City	NY	Ground Lease	464.0	—	464.0	1.8%	1.4%
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	450.7	—	450.7	1.8%	1.4%

(1)	The Account's share of the fair value of the property investment, gross of debt.

(2)	Debt fair values are presented at the Account's ownership interest.

(3)	The Account's share of the fair value of the property investment, net of debt.

(4)	Total real estate portfolio is the aggregate fair value of the Account's wholly-owned properties and the properties held within a joint venture, gross of debt.

(5)
Total investments are the aggregate fair value of all investments held by the Account, gross of debt. Total investments, as calculated within this table, will vary from total investments, as calculated in the Account's Schedule of Investments, as joint venture investments are presented in the Schedules of Investments at their net equity position in accordance with U.S. Generally Accepted Accounting Principals ("GAAP").

(6)	Formerly known as DDR.

Results of Operations
Three months ended March 31, 2019 compared to three months ended March 31, 2018
Net Investment Income
The following table shows the results of operations for the three months ended March 31, 2019 and 2018 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended March 31,		Change
	2019	2018	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$262.6	$272.0	$(9.4)	(3.5)%
Real estate property level expenses:
Operating expenses	59.2	57.3	1.9	3.3%
Real estate taxes	46.6	44.9	1.7	3.8%
Interest expense	25.7	23.8	1.9	8.0%
Total real estate property level expenses	131.5	126.0	5.5	4.4%
Real estate income, net	131.1	146.0	(14.9)	(10.2)%
Income from real estate joint ventures and limited partnerships	49.7	54.9	(5.2)	(9.5)%
Interest	41.1	18.1	23.0	N/M
Dividends	4.4	9.7	(5.3)	(54.6)%
TOTAL INVESTMENT INCOME	226.3	228.7	(2.4)	(1.0)%
Expenses:
Investment management charges	19.5	14.6	4.9	33.6%
Administrative charges	13.3	14.8	(1.5)	(10.1)%
Distribution charges	7.9	6.9	1.0	14.5%
Mortality and expense risk charges	0.3	0.3	—	—%
Liquidity guarantee charges	12.9	12.2	0.7	5.7%
TOTAL EXPENSES	53.9	48.8	5.1	10.5%
INVESTMENT INCOME, NET	$172.4	$179.9	$(7.5)	(4.2)%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the three months ended March 31st for each year shown below, "same property," as compared to the comparative increases or decreases associated with the acquisition and disposition of properties made in either period.

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2019	2018	$	%	2019	2018	$	%	2019	2018	$	%
Same Property	$239.7	$236.9	$2.8	1.2%	$53.0	$51.0	$2.0	3.9%	$42.2	$40.5	$1.7	4.2%
Properties Acquired	21.9	2.0	19.9	N/M	5.7	0.5	5.2	N/M	4.2	0.4	3.8	N/M
Properties Sold	1.0	33.1	(32.1)	N/M	0.5	5.8	(5.3)	N/M	0.2	4.0	(3.8)	N/M
Impact of Properties Acquired/Sold	22.9	35.1	(12.2)	N/M	6.2	6.3	(0.1)	N/M	4.4	4.4	—	N/M
Total Property Portfolio	$262.6	$272.0	$(9.4)	(3.5)%	$59.2	$57.3	$1.9	3.3%	$46.6	$44.9	$1.7	3.8%
N/M—Not meaningful

Rental Income:
Rental income decreased by $9.4 million, or 3.5%, due to net disposition activity. Rental income of properties held through both comparative periods increased $2.8 million, or 1.2%, driven by rising market rents and reduced rental concessions, most notably among industrial and office properties in the Western region.
Operating Expenses:
Operating expenses increased $1.9 million, or 3.3%, primarily driven by modest pricing increases among vendors providing services to the Account's properties, most notably in the apartment sector. Continued tightening in the U.S. labor market has allowed wages to rise, and this pressure has caused vendors to slowly raise pricing for services such as maintenance, groundskeeping, and cleaning.
Real Estate Taxes:
Real estate taxes increased $1.7 million, or 3.8%, primarily due to rising property values across the portfolio, most notably within the office sector.
Interest Expense:
Interest expense increased $1.9 million, or 8.0%, as a result of higher average outstanding principal balances on mortgage loans payable, as compared to the same period in 2018.
Income from Real Estate Joint Ventures and Limited Partnerships:
Income from real estate joint ventures and limited partnerships decreased $5.2 million, or 9.5%, as a result of lower distributions from the Account's joint venture investments, primarily the regional malls. Although distributed income declined, undistributed income had a comparable increase such that the change in overall income generated by the joint ventures was flat. Undistributed income is anticipated to be distributed to the Account in future quarters.
Interest and Dividend Income:
Interest income increased $23.0 million due to interest earned on a larger loan receivable portfolio in 2019 as compared to the same period in 2018 paired with an increase in interest earned on the Account's government agency notes and U.S. Treasuries due to rising interest rates. Dividend income decreased $5.3 million due to a smaller REIT portfolio held in 2019 as compared to the same period in 2018.
Expenses:
Investment management, administrative and distribution charges are costs charged to the Account associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. These expenses increased $4.4 million, or 12.1%, from the comparable period of 2018, primarily as result of an increase in allocated costs to the Account for services rendered by TIAA.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually; the current rates are effective May 1, 2018 through April 30, 2019, and are charged at a fixed rate based on the Account’s net assets. These expenses increased $0.7 million, or 5.6%, as a result of an increase in the net assets of the Account from the previous period.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable
The following table shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the three months ended March 31, 2019 and 2018 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended March 31,		Change
	2019	2018	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$—	$(11.8)	$11.8	N/M
Real estate joint ventures and limited partnerships	5.1	0.2	4.9	N/M
Marketable securities	141.0	3.0	138.0	N/M
Total realized gain (loss) on investments:	146.1	(8.6)	154.7	N/M
Net change in unrealized appreciation (depreciation) on:
Real estate properties	73.9	102.3	(28.4)	(27.8)%
Real estate joint ventures and limited partnerships	2.5	24.3	(21.8)	(89.7)%
Marketable securities	76.3	(90.8)	167.1	N/M
Loans receivable	1.2	0.1	1.1	N/M
Mortgage loans payable	(29.6)	27.7	(57.3)	N/M
Net change in unrealized appreciation on investments and mortgage loans payable	124.3	63.6	60.7	95.4%
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$270.4	$55.0	$215.4	N/M
N/M—Not meaningful
Real Estate Properties, Joint Ventures and Limited Partnerships:
Net realized gains in the Account are primarily attributed to the sale of wholly-owned investments. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $73.9 million during the first quarter of 2019 compared to $90.5 million during the comparable period of 2018. Appreciation in the first quarter of 2019 was primarily driven by rising market rents and continued strong investor demand for properties in the office and industrial sectors, most notably among investments located in San Francisco, CA and Seattle, WA.
Real Estate Joint Ventures and Limited Partnerships:
Real estate joint ventures and limited partnerships experienced net realized and unrealized gains of $7.6 million during the first quarter of 2019, compared to $24.5 million during the comparable period of 2018. Office joint ventures located along the West Coast were strong performers in the first quarter of 2019, but overall appreciation was offset by declines in the fair values of the Account's retail joint ventures, most notably the Account's largest investment, a regional mall located in Las Vegas, NV, attributed to increased competition for retail tenants.
Marketable Securities:
The Account’s marketable securities experienced net realized and unrealized gains of $217.3 million during the first quarter of 2019 compared to net realized and unrealized losses of $87.8 million during the comparable period of 2018. The performance of the Account's REIT portfolio was in line with the FTSE NAREIT All Equity REITs Index in both periods. Additionally, as of March 31, 2019, the Account held $4.3 billion of investments in government agency notes and U.S. Treasury securities, which had nominal changes due to the short-term nature of these investments.

Loans receivable:
Loans receivable experienced an unrealized gain of $1.2 million during the first quarter of 2019 compared to a $0.1 million unrealized gain during the comparable period of 2018. The changes in both periods were minimal as there were no significant changes in the credit quality of the underlying collateral of the debt investments in either period.
Mortgage Loans Payable:
Mortgage loans payable experienced an unrealized loss of $29.6 million during the first quarter of 2019 compared to a $27.7 million unrealized gain during the comparable period of 2018. The changes in both periods were consistent with the directional movement of U.S. Treasury rates.
Liquidity and Capital Resources
As of March 31, 2019 and December 31, 2018, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $4.3 billion and $4.1 billion representing 16.4% and 15.8% of the Account’s net assets at such dates, respectively.
Net Income and Marketable Securities
The Account’s net investment income is a source of liquidity for the Account. Net investment income was $172.4 million for the three months ended March 31, 2019, as compared to $179.9 million for the comparable period of 2018. The increase in total net investment income is described more fully in the Results of Operations section.
As of March 31, 2019, cash and cash equivalents, along with real estate-related and non-real estate related marketable securities comprised 20.6% of the Account’s net assets. The Account’s real estate-related marketable securities primarily consist of publicly traded REITs. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., participant withdrawals or benefit payments).
The Account has a $500.0 million unsecured line of credit available as needed to fund the Account's near-term objectives, as further described in Note 10 - Line of Credit. As of March 31, 2019, the Account has no active loans outstanding on the unsecured line of credit.
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
As of March 31, 2019, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan to value ratio”) was 18.3%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.

As of March 31, 2019, there is one mortgage obligation secured by real estate investments wholly-owned by the Account maturing within the next twelve months. The Account has sufficient liquidity in the form of cash and cash equivalents and securities to meet its mortgage obligations.
In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.
Recent Transactions
The following describes property transactions by the Account during the first quarter of 2019. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. Dollar amounts are shown in millions.
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

Sales

Property Name	Sales Date	Ownership Percentage	Sector	Location	Net Sales Price (1)	Realized Gain/Loss on Sale(3)
1858 Meca Way(2)	03/01/2019	100.00%	Industrial	Norcross, GA	$2.9	$—

(1)	The net sales price represents the sales price, less selling expenses.

(2)	Property held within Colony Industrial Portfolio.

(3)	No realized gain or loss was realized from the sale.
Loans Receivable

Borrower Name	Financing Date	Interest Rate	Sector	Maturity Date	Location	Loan Amount(1)
SCG Oakland Portfolio	03/01/2019	4.25% + LIBOR	Office	03/01/2024	Oakland, CA	$53.5

(1)	Loan Amount represents the Account's mezzanine loan receivable position.
Financings

Property Name	Financing Date	Ownership Percentage	Interest Rate	Sector	Maturity Date	Location	Financing Amount(1)
The Theory	01/15/2019	97.00%	3.94%	Apartments	01/15/2024	Raleigh, NC	$31.3

(1)	Value represents a new mortgage loan.
Marketable Securities
In the first quarter of 2019, the Account sold approximately $500 million in real estate-related securities.

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
In the Form 10-K for the year ended December 31, 2018, management identified the critical accounting policies which affect its significant estimates and assumptions used in preparing the Account’s financial statements. Certain of these accounting policies are described in Note 1—Organization and Significant Accounting Policies in this Form 10-Q. There have been no material changes to these accounting policies to those disclosed in the Account's Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint venture, limited partnerships and loans receivable, which, as of March 31, 2019, represented 81.4% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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
As of March 31, 2019, 18.6% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., U.S. government agency notes) and REIT securities. The Consolidated Schedule of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in the Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.

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
ITEM 4. CONTROLS AND PROCEDURES
(a) The registrant maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the registrant’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including TIAA’s Executive Vice President, and Chief Product Officer of TIAA Financial Solutions Product Group (Principal Executive Officer (“PEO”)) and TIAA’s Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Financial and Accounting Officer (“PFO”)), as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2019. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures provide reasonable assurance that material information required to be included in the Account's periodic reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

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
ITEM 1A. RISK FACTORS.
There have been no material changes from the Account’s risk factors as previously reported in the Account’s Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
The Code of Ethics for TIAA’s senior financial officers, including its principal executive officer, principal financial officer, principal accounting officer, or controller, and persons performing similar functions, has been filed as an exhibit to the Account’s Annual Report on Form 10-K for the year ended December 31, 2018 and can also be found on the following web site, http://www.tiaa.org/public/prospectuses/index.html.

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
	(I)	Form of OneIRA Non-Qualified Deferred Annuity Contract (and Rate Schedule)[14]
http://www.sec.gov/Archives/edgar/data/946155/000162828018003214/exhibit4i123117.htm
	(J)	(1) Form of Endorsement to Retirement Choice and Retirement Choice Plus Contracts for Custom Portfolios[16]
http://www.sec.gov/Archives/edgar/data/946155/000162828019002918/exhibit4j1123118.htm
(2) Form of Endorsement to Retirement Choice and Retirement Choice Plus Certificates for Custom Portfolios[17]
http://www.sec.gov/Archives/edgar/data/946155/000162828019002918/exhibit4j2123118.htm
	(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate[18]
http://www.sec.gov/Archives/edgar/data/946155/000162828019002918/exhibit4k123118.htm
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of February 21, 2018, between TIAA, on behalf of the Registrant, and RERC, LLC[15]
http://www.sec.gov/Archives/edgar/data/946155/000162828018002605/ifsrercsigned20180223.htm
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.[8]
http://www.sec.gov/Archives/edgar/data/946155/000093041313001652/c71842_ex10-b.htm

(31)	Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications*
(32)	Section 1350 Certifications*
(101)
The following financial information from the Quarterly Report on Form 10-Q for the period ended March 31, 2019 (Unaudited), formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities as of March 31, 2019 (Unaudited), (ii) the Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (Unaudited) , (iii) the Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2019 and 2018 (Unaudited), (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (Unaudited), and (v) the Notes to the Consolidated Financial Statements (Unaudited).**

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

(12)	Previously filed and incorporated herein by reference to Exhibit 4(G) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 333-216849).

(13)	Previously filed and incorporated herein by reference to Exhibit 4(H) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 333-216849).

(14)	Previously filed and incorporated herein by reference to Exhibit 4(I) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 333-216849).

(15)	Previously filed and incorporated herein by reference to Exhibit 10.1 to the Account’s Current Report on Form 8-K, filed with the Commission on March 1, 2018 (File No. 33-92990).

(16)	Previously filed and incorporated herein by reference to Exhibit 4(J)(1) to the Account’s Current Report on Form 10-K, filed with the Commission on March 14, 2019 (File No. 33-92990).

(17)	Previously filed and incorporated herein by reference to Exhibit 4(J)(2) to the Account’s Current Report on Form 10-K, filed with the Commission on March 14, 2019 (File No. 33-92990).

(18)	Previously filed and incorporated herein by reference to Exhibit 4(K) to the Account’s Current Report on Form 10-K, filed with the Commission on March 14, 2019 (File No. 33-92990).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 7th day of May, 2019.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

May 7, 2019	By:	/s/ Carol W. Deckbar
Carol W. Deckbar Executive Vice President, Teachers Insurance and Annuity Association of America and Chief Product Officer of TIAA Financial Solutions Product Group (Principal Executive Officer)

May 7, 2019	By:	/s/ Oluseun S. Salami
Oluseun S. Salami Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)