Form 10-Q
period 2019-06-30
TIAA REAL ESTATE ACCOUNT
filed 2019-08-08
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to __________
Commission file number: 33-92990; 333-230322

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
YES ☐  NO ☒

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $13,384.4 and $12,687.8)	$16,471.9	$15,531.1
Real estate joint ventures and limited partnerships (cost: $5,588.7 and $5,207.8)	6,919.2	6,532.5
Marketable securities:
Real estate-related (cost: $719.7 and $1,274.7)	847.2 (1)	1,415.1	(1)
Other (cost: $4,198.7 and $4,088.9)	4,199.4	4,088.7
Loans receivable (cost: $1,105.5 and $910.6)	1,105.1	913.0
Total investments (cost: $24,997.0 and $24,169.8)	29,542.8	28,480.4
Cash and cash equivalents	8.0	3.8
Due from investment manager	6.4	2.2
Other	278.0 (2)	331.8	(2)
TOTAL ASSETS	29,835.2	28,818.2
LIABILITIES
Mortgage loans payable, at fair value (principal outstanding: $2,788.5 and $2,688.1)	2,774.7	2,608.0
Accrued real estate property expenses	235.0	222.4
Payable for collateral for securities loaned	7.1	68.8
Other	85.8	76.4
TOTAL LIABILITIES	3,102.6	2,975.6
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	26,201.2	25,320.1
Annuity Fund	531.4	522.5
TOTAL NET ASSETS	$26,732.6	$25,842.6
NUMBER OF ACCUMULATION UNITS OUTSTANDING	60.9	60.7
NET ASSET VALUE, PER ACCUMULATION UNIT	$430.186	$417.416
(1) Includes securities loaned of $6.9 million at June 30, 2019 and $67.4 million at December 31, 2018.
(2) Includes cash collateral for securities loaned of $7.1 million at June 30, 2019 and $68.8 million at December 31, 2018.

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
INVESTMENT INCOME
Real estate income, net:
Rental income	$278.4	$277.4	$541.0	$549.4
Real estate property level expenses and taxes:
Operating expenses	58.1	55.9	117.3	113.2
Real estate taxes	45.4	45.0	92.0	89.9
Interest expense	27.3	28.6	53.0	52.4
Total real estate property level expenses and taxes	130.8	129.5	262.3	255.5
Real estate income, net	147.6	147.9	278.7	293.9
Income from real estate joint ventures and limited partnerships	59.8	65.6	109.5	120.5
Interest	45.1	24.4	86.2	42.5
Dividends	7.2	12.3	11.6	22.0
TOTAL INVESTMENT INCOME	259.7	250.2	486.0	478.9
Expenses:
Investment management charges	16.8	17.8	36.3	32.4
Administrative charges	12.2	11.9	25.5	26.7
Distribution charges	8.7	7.1	16.6	14.0
Mortality and expense risk charges	0.4	0.3	0.7	0.6
Liquidity guarantee charges	13.2	12.5	26.1	24.7
TOTAL EXPENSES	51.3	49.6	105.2	98.4
INVESTMENT INCOME, NET	208.4	200.6	380.8	380.5
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	—	55.4	—	43.6
Real estate joint ventures and limited partnerships	(48.8)	—	(43.7)	0.2
Marketable securities	112.1	3.9	253.1	6.9
Net realized gain on investments	63.3	59.3	209.4	50.7
Net change in unrealized appreciation (depreciation) on:
Real estate properties	170.3	(47.6)	244.2	54.7
Real estate joint ventures and limited partnerships	41.2	68.0	43.7	92.3
Marketable securities	(93.8)	97.7	(17.5)	6.9
Loans receivable	(4.0)	(0.1)	(2.8)	—
Mortgage loans payable	(36.7)	27.5	(66.3)	55.2
Net change in unrealized appreciation on investments and mortgage loans payable	77.0	145.5	201.3	209.1
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	140.3	204.8	410.7	259.8
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$348.7	$405.4	$791.5	$640.3

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
FROM OPERATIONS
Investment income, net	$208.4	$200.6	$380.8	$380.5
Net realized gain on investments	63.3	59.3	209.4	50.7
Net change in unrealized appreciation on investments and mortgage loans payable	77.0	145.5	201.3	209.1
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	348.7	405.4	791.5	640.3
FROM PARTICIPANT TRANSACTIONS
Premiums	671.1	603.6	1,348.5	1,272.7
Annuity payments	(11.9)	(11.2)	(23.4)	(22.4)
Withdrawals and death benefits	(597.0)	(571.2)	(1,226.6)	(1,532.7)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	62.2	21.2	98.5	(282.4)
NET INCREASE IN NET ASSETS	410.9	426.6	890.0	357.9
NET ASSETS
Beginning of period	26,321.7	24,873.9	25,842.6	24,942.6
End of period	$26,732.6	$25,300.5	$26,732.6	$25,300.5

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$791.5	$640.3
Adjustments to reconcile net changes in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized gain on investments	(209.4)	(50.7)
Net change in unrealized appreciation on investments and mortgage loans payable	(201.3)	(209.1)
Purchase of real estate properties	(453.6)	(446.9)
Capital improvements on real estate properties	(124.5)	(85.9)
Proceeds from sale of real estate properties	3.1	374.9
Purchases of long term investments	(599.4)	(309.3)
Proceeds from long term investments	1,015.3	195.5
Purchases and originations of loans receivable	(219.0)	(319.5)
Proceeds from payoffs of loans receivable	24.1	—
Increase in other investments	(109.8)	(185.5)
Change in due from investment manager	(4.2)	(12.0)
Decrease in other assets	55.8	33.0
Decrease in other liabilities	(51.3)	(23.5)
NET CASH USED IN OPERATING ACTIVITIES	(82.7)	(398.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	—	712.8
Payments of mortgage loans	(9.6)	(37.6)
Premiums	1,348.5	1,272.7
Annuity payments	(23.4)	(22.4)
Withdrawals and death benefits	(1,226.6)	(1,532.7)
NET CASH PROVIDED BY FINANCING ACTIVITIES	88.9	392.8
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6.2	(5.9)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period cash, cash equivalents and restricted cash	47.3	54.0
Net increase (decrease) in cash, cash equivalents and restricted cash	6.2	(5.9)
End of period cash, cash equivalents and restricted cash	$53.5	$48.1
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$53.4	$49.6
Mortgage loan assumed as part of real estate acquisition	$110.0	$33.1
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	As of June 30,
	2019	2018
Cash and cash equivalents	$8.0	$5.6
Restricted cash(1)	45.5	42.5
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$53.5	$48.1
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
The Consolidated Financial Statements of the Account as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Account’s annual report on Form 10-K for the year ended December 31, 2018.
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

As of June 30, 2019, securities lending transactions are for real-estate related equity securities, and the resulting loans are continuous, can be recalled at any time, and have no set maturity. Securities lending income recognized by the Account consists of interest earned on cash collateral and lending fees, net of any rebates to the borrower and compensation to the agent. Such income is reflected within interest income on the Consolidated Statements of Operations.  In lending its securities, the Account bears the market risk with respect to the investment of collateral and the risk that the agent may default on its contractual obligations to the Account. The agent bears the risk that the borrower may default on its obligation to return the loaned securities as the agent is contractually obligated to indemnify the Account if at the time of a default by a borrower some or all of the loan securities have not been returned.
Accounting Pronouncements
Adopted
In February 2016, the FASB issued Accounting Standards Update 2016-02 Leases (Topic 842) (“ASU 2016-02”) which supersedes Topic 840, Leases. This ASU applies to all entities that enter into leases. Lessees are required to report assets and liabilities that arise from leases. Lessor accounting has largely remained unchanged; however, certain refinements were made to conform with revenue recognition guidance in ASU 2014-09, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. ASU 2016-02 contains certain practical expedients, which the Account has elected. The Account's exposure to ASU 2016-02 is primarily as a lessor. The Account's exposure to ASU 2016-02 from the perspective of a lessee is limited to ground leases. The Account adopted ASU 2016-02 as of January 1, 2019. New disclosures required by ASC 2016-02 are included in the Notes to the Consolidated Financial Statements, refer to Note 4—Leases.
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
Upcoming
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurements. ASU 2018-13 modifies the disclosures required for fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019. Management does not expect the guidance to materially impact the Account's Notes to the Consolidated Financial Statements.
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
As of June 30, 2019, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 3% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry. There are no significant lease expirations scheduled to occur over the next twelve months.

The Account’s wholly-owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of June 30, 2019 (unaudited):

Diversification by Fair Value(1)

	West	East	South	Midwest	Total
Office	14.6%	18.4%	5.2%	—%	38.2%
Apartment	9.4%	7.2%	7.2%	0.9%	24.7%
Retail	7.1%	3.0%	8.0%	0.9%	19.0%
Industrial	8.4%	1.4%	4.6%	0.5%	14.9%
Other(2)	0.5%	2.5%	0.2%	—%	3.2%
Total	40.0%	32.5%	25.2%	2.3%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interests in Storage Portfolio investments, a fee interest encumbered by a ground lease real estate investment and land.
Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY.
Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV.
Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX.
Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI.
Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2090. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, as of June 30, 2019 (unaudited) and December 31, 2018 are as follows (millions):

	Years Ended December 31,
	As of		As of
	June 30, 2019		December 31, 2018
2019	$295.2	(1)	$535.2
2020	568.3		497.7
2021	518.6		431.5
2022	448.7		366.9
2023	384.0		307.8
Thereafter	3,125.1		2,701.8
Total	$5,339.9		$4,840.9
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
The Account has ground leases for which the Account is the lessee. The leases do not contain material residual value guarantees or material restrictive covenants. The fair value of right-of-use assets and leases liabilities related to ground leases are reflected on the balance sheet within other assets and other liabilities, respectively.

The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (millions, unaudited):

June 30, 2019
Assets:
Right-of-use assets, at fair value	$26.7
Liabilities:
Ground lease liabilities, at fair value	$26.7

Key Terms
Weighted-average remaining lease term (years)	85.1
Weighted-average discount rate(1)	6.13%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.
For the six months ended June 30, 2019, operating lease costs related to ground leases were $0.6 million . These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (millions, unaudited):

	Years Ended December 31,
	As of		As of
	June 30, 2019		December 31, 2018
2019(1)	$0.6	(1)	$1.2
2020	1.2		1.2
2021	1.2		1.2
2022	1.2		1.3
2023	1.3		1.3
Thereafter	388.1		388.0
Total	$393.6		$394.2
(1) Representative of minimum rents owed for the remaining months of the calendar year ending December 31, 2019.
Note 5—Assets and Liabilities Measured at Fair Value on a Recurring Basis
Valuation Hierarchy: The Account’s fair value measurements are grouped into three levels, as defined by the FASB. The levels are defined as follows:

•	Level 1 fair value inputs are quoted prices for identical items in active, liquid and visible markets such as stock exchanges.

•	Level 2 fair value inputs are observable information for similar items in active or inactive markets, and appropriately consider counterparty creditworthiness in the valuations.

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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 (unaudited) and December 31, 2018, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3); and fair value using the practical expedient (millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at June 30, 2019
Real estate properties	$—	$—	$16,471.9	$—	$16,471.9
Real estate joint ventures	—	—	6,720.3	—	6,720.3
Limited partnerships	—	—	—	198.9	198.9
Marketable securities:
Real estate-related	847.2	—	—	—	847.2
Government agency notes	—	2,250.8	—	—	2,250.8
United States Treasury securities	—	1,948.6	—	—	1,948.6
Loans receivable	—	—	1,105.1	—	1,105.1
Total Investments at June 30, 2019	$847.2	$4,199.4	$24,297.3	$198.9	$29,542.8
Mortgage loans payable	$—	$—	$(2,774.7)	$—	$(2,774.7)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2018
Real estate properties	$—	$—	$15,531.1	$—	$15,531.1
Real estate joint ventures	—	—	6,356.6	—	6,356.6
Limited partnerships	—	—	—	175.9	175.9
Marketable securities:
Real estate-related	1,415.1	—	—	—	1,415.1
Government agency notes	—	2,050.7	—	—	2,050.7
United States Treasury securities	—	2,038.0	—	—	2,038.0
Loans receivable	—	—	913.0	—	913.0
Total Investments at December 31, 2018	$1,415.1	$4,088.7	$22,800.7	$175.9	$28,480.4
Mortgage loans payable	$—	$—	$(2,608.0)	$—	$(2,608.0)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2019 and 2018 (millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2019
Beginning balance April 1, 2019	$15,968.6	$6,420.4	$967.3	$23,356.3	$(2,632.9)
Total realized and unrealized gains (losses) included in changes in net assets	170.3	(20.7)	(4.0)	145.6	(36.7)
Purchases(1)	333.0	326.8	144.6	804.4	(110.0)
Sales	—	—	—	—	—
Settlements(2)	—	(6.2)	(2.8)	(9.0)	4.9
Ending balance June 30, 2019	$16,471.9	$6,720.3	$1,105.1	$24,297.3	$(2,774.7)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the six months ended June 30, 2019
Beginning balance January 1, 2019	$15,531.1	$6,356.6	$913.0	$22,800.7	$(2,608.0)
Total realized and unrealized gains (losses) included in changes in net assets	244.2	(13.6)	(2.8)	227.8	(66.3)
Purchases(1)	699.7	383.9	219.0	1,302.6	(110.0)
Sales	(3.1)	—	—	(3.1)	—
Settlements(2)	—	(6.6)	(24.1)	(30.7)	9.6
Ending balance June 30, 2019	$16,471.9	$6,720.3	$1,105.1	$24,297.3	$(2,774.7)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2018
Beginning balance April 1, 2018	$15,906.0	$5,805.6	$319.0	$22,030.6	$(2,594.2)
Total realized and unrealized gains included in changes in net assets	7.8	67.4	(0.1)	75.1	27.5
Purchases(1)	360.4	69.4	299.4	729.2	(359.9)
Sales	(231.5)	—	—	(231.5)	—
Settlements(2)	—	(27.1)	—	(27.1)	35.2
Ending balance June 30, 2018	$16,042.7	$5,915.3	$618.3	$22,576.3	$(2,891.4)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the six months ended June 30, 2018
Beginning balance January 1, 2018	$15,742.7	$5,860.6	$298.8	$21,902.1	$(2,238.3)
Total realized and unrealized gains (losses) included in changes in net assets	98.3	91.6	—	189.9	55.2
Purchases(1)	576.6	83.8	319.5	979.9	(745.9)
Sales	(374.9)	—	—	(374.9)	—
Settlements(2)	—	(120.7)	—	(120.7)	37.6
Ending balance June 30, 2018	$16,042.7	$5,915.3	$618.3	$22,576.3	$(2,891.4)

(1)	Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable and assumption of mortgage loans payable.

(2)	Includes operating income for real estate joint ventures net of distributions, principal payments and payoffs of loans receivable, and principal payments and extinguishment of mortgage loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of June 30, 2019 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 8.6% (6.6%) 4.0% - 7.5% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.5% - 7.0% (4.9%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 9.3% (6.7%) 4.3% - 8.3% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.9% - 7.8% (4.9%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 7.8% (6.4%) 3.8% - 6.8% (5.0%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3% - 6.0% (4.5%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.0% - 10.7% (6.5%) 4.3% - 9.2% (5.4%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3% - 10.5% (4.8%)
Mortgage Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	34.7% - 60.4% (47.3%) 3.5% - 5.5% (4.0%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	34.7% - 60.4% (47.3%) 1.2 - 1.4 (1.3)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	31.4% - 62.0% (48.1%) 3.4% - 4.0% (3.7%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	31.4% - 62.0% (48.1%) 1.2 - 1.4 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	32.0% - 63.3% (39.6%) 3.6% - 4.7% (4.0%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	32.0% - 63.3% (39.6%) 1.2 - 1.5 (1.2)
Loans Receivable	Office, Retail and Storage	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	69.3% - 86.2% (77.6%) 6.2% - 8.7% (7.2%)

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
During the six months ended June 30, 2019 and 2018, there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and mortgage loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the three months ended June 30, 2019	$170.3	$(14.7)	$(4.0)	$151.6	$(36.7)
For the six months ended June 30, 2019	$244.2	$(12.2)	$(2.8)	$229.2	$(66.3)
For the three months ended June 30, 2018	$16.1	$67.4	$(0.1)	$83.4	$27.5
For the six months ended June 30, 2018	$110.7	$91.6	$—	$202.3	$55.2
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have mortgage loans payable collateralized by the properties owned by the aforementioned joint ventures. At June 30, 2019, the Account held investments in joint ventures with ownership interest percentages that ranged from 33.3% to 97.0%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold.
A condensed summary of the results of operations of the joint ventures are shown below (millions, unaudited):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Operating Revenue and Expenses
Revenues	$271.8	$231.2	$537.9	$457.0
Expenses	149.4	117.6	294.7	258.2
Excess of revenues over expenses	$122.4	$113.6	$243.2	$198.8
Note 7—Investments in Limited Partnerships
Taconic New York City GP Fund, LP prohibits redemptions from the partnership prior to liquidation. Liquidation of the partnership is estimated to begin no earlier than 2024. The partnership allows the Account to sell its interest in the partnership, subject to the consent and approval of the general partner.
LCS SHIP Venture I, LLC prohibits redemptions prior to liquidation. The Account is permitted to sell or transfer its interest in the company with the consent and approval of the manager.

Note 8—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s direct and indirect interest in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (millions):

	June 30, 2019
	(unaudited)		December 31, 2018
	Fair Value	%	Fair Value	%
Office	$651.3	58.8%	$512.1	56.2%
Industrial	209.5	19.0%	176.4	19.3%
Retail	101.6	9.2%	101.6	11.1%
Storage	82.4	7.5%	63.2	6.9%
Apartments	60.3	5.5%	59.7	6.5%
	$1,105.1	100.0%	$913.0	100.0%
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
The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of June 30, 2019 (unaudited), listed in order of the strength of the risk rating (from strongest to weakest):

	Number of Loans	Fair Value	%
BBB	1	$95.2	8.6%
BB	9	509.1	46.1%
B	6	494.5	44.7%
NR(1)	1	6.3	0.6%
	17	$1,105.1	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of June 30, 2019, this is representative of one loan collateralized by an interest in a joint venture invested in real estate. The loan is scheduled to mature on July 12, 2019. Management expects all principal and interest owed to the Account for this loan to be collected in full.
The Account had no loans in non-performing status as of June 30, 2019.

Note 9—Mortgage Loans Payable
At June 30, 2019, the Account had outstanding mortgage loans payable secured by the following properties (millions):

Property	Annual Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of		Maturity
		June 30, 2019 (unaudited)	December 31, 2018
Mass Court(1)	2.88% paid monthly	89.2	90.2	September 1, 2019
Red Canyon at Palomino Park(4)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(4)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(4)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows Apartments	5.17% paid monthly	44.6	44.6	August 1, 2020
The Knoll(1)	3.98% paid monthly	16.7	16.9	December 5, 2020
Ascent at Windward	3.51% paid monthly	34.6	34.6	January 1, 2022
The Palatine(1)	4.25% paid monthly	76.6	77.4	January 10, 2022
The Forum at Carlsbad(1)	4.25% paid monthly	86.5	87.3	March 1, 2022
Fusion 1560	3.42% paid monthly	37.4	37.4	June 10, 2022
The Colorado(1)	3.69% paid monthly	89.0	89.9	November 1, 2022
The Legacy at Westwood(1)	3.69% paid monthly	45.4	45.8	November 1, 2022
Regents Court(1)	3.69% paid monthly	38.5	38.8	November 1, 2022
Fourth & Madison(1)	3.75% paid monthly	196.4	198.2	June 1, 2023
Fourth & Madison	4.17% paid monthly	90.0	90.0	June 1, 2023
1001 Pennsylvania Avenue(1)	3.70% paid monthly	323.9	327.0	June 1, 2023
Biltmore at Midtown	3.94% paid monthly	36.4	36.4	July 5, 2023
Cherry Knoll	3.78% paid monthly	35.3	35.3	July 5, 2023
Lofts at SoDo	3.94% paid monthly	35.1	35.1	July 5, 2023
1401 H Street, NW	3.65% paid monthly	115.0	115.0	November 5, 2024
The District on La Frontera(1)	3.84% paid monthly	39.5	—	December 1, 2024
The District on La Frontera	4.96% paid monthly	4.4	—	December 1, 2024
Circa Green Lake	3.71% paid monthly	52.0	52.0	March 5, 2025
Union - South Lake Union	3.66% paid monthly	57.0	57.0	March 5, 2025
Holly Street Village	3.65% paid monthly	81.0	81.0	May 1, 2025
Township Apartments	3.65% paid monthly	49.0	49.0	May 1, 2025
32 South State Street	4.48% paid monthly	24.0	24.0	June 6, 2025
Vista Station Office Portfolio(1)	4.00% paid monthly	20.8	—	July 1, 2025
780 Third Avenue	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue	3.55% paid monthly	20.0	20.0	August 1, 2025
Vista Station Office Portfolio(1)	4.20% paid monthly	45.0	—	November 1, 2025
701 Brickell Avenue	3.66% paid monthly	184.0	184.0	April 1, 2026
55 Second Street(5)	3.74% paid monthly	137.5	137.5	October 1, 2026
1900 K Street, NW	3.93% paid monthly	163.0	163.0	April 1, 2028
99 High Street	3.90% paid monthly	277.0	277.0	March 1, 2030
Total Principal Outstanding		$2,788.5	$2,688.1
Fair Value Adjustment(3)		(13.8)	(80.1)
Total Mortgage Loans Payable		$2,774.7	$2,608.0

(1)	The mortgage is adjusted monthly for principal payments.

(2)	Interest rates are fixed. Some mortgages held by the Account are structured to begin principal and interest payments after an initial interest only period.

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

Note 10—Line of Credit
On September 20, 2018, the Account entered into a $500.0 million unsecured revolving credit agreement (“Line of Credit”) syndicated across four national banks (“Lenders”), with each Lender providing a $125.0 million commitment. Access to the Line of Credit expires on September 20, 2021, with an option to extend the Line of Credit for two consecutive twelve months terms at the Account’s election. The Account may request an additional $250.0 million in commitments from the Lenders at any time; however, this request is subject to approval at the sole discretion of the Lenders and is not a guarantee that an expansion beyond the original $500.0 million commitment will be granted. Draws against the Line of Credit can take the form of Eurodollar Loans or Alternate Base Rate Loans (“ABR Loans”). Eurodollar Loans and ABR Loans both require a minimum funding of $5.0 million. The Account is charged a fee of 0.20% per annum on the unused portion of the Line of Credit. For the six months ended June 30, 2019, $0.5 million was charged to the Account for expenses related to the Line of Credit.
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
As of June 30, 2019, the Account had no loans outstanding on the Line of Credit. The Account is in compliance with all covenants required by the Line of Credit.

Note 11—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Six Months Ended June 30, 2019	Years Ended December 31,
		2018	2017	2016
	(Unaudited)
Per Accumulation Unit Data:
Rental income	$8.898	$17.757	$17.132	$16.433
Real estate property level expenses and taxes	4.314	8.548	7.722	7.534
Real estate income, net	4.584	9.209	9.410	8.899
Other income	3.409	6.162	4.762	3.594
Total income	7.993	15.371	14.172	12.493
Expense charges(1)	1.730	3.161	3.318	3.290
Investment income, net	6.263	12.210	10.854	9.203
Net realized and unrealized gain on investments and mortgage loans payable	6.507	6.877	5.839	9.660
Net increase in Accumulation Unit Value	12.770	19.087	16.693	18.863
Accumulation Unit Value:
Beginning of period	417.416	398.329	381.636	362.773
End of period	$430.186	$417.416	$398.329	$381.636
Total return(3)	3.06%	4.79%	4.37%	5.20%
Ratios to Average net assets(2):
Expenses(1)	0.81%	0.76%	0.83%	0.86%
Investment income, net	2.92%	2.95%	2.72%	2.41%
Portfolio turnover rate(3):
Real estate properties(4)	0.1%	11.8%	2.7%	1.3%
Marketable securities(5)	15.3%	5.1%	5.7%	3.5%
Accumulation Units outstanding at end of period (millions)	60.9	60.7	61.3	62.4
Net assets end of period (millions)	$26,732.6	$25,842.6	$24,942.6	$24,304.7

(1)
Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.

(2)	Percentages for the six months ended June 30, 2019 are annualized.

(3)	Percentages for the six months ended June 30, 2019 are not annualized.

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

Note 12—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Six Months Ended June 30, 2019	For the Year Ended December 31, 2018
	(Unaudited)
Outstanding:
Beginning of period	60.7	61.3
Credited for premiums	3.1	6.5
Annuity, other periodic payments, withdrawals and death benefits	(2.9)	(7.1)
End of period	60.9	60.7
Note 13—Commitments and Contingencies
Commitments—As of June 30, 2019 and December 31, 2018, the Account had the following immediately callable commitments to purchase additional interests in its limited partnership investments:

	June 30, 2019	December 31, 2018
	(Unaudited)
Taconic New York City GP Fund	$13.7	$26.0
LCS SHIP Venture I, LLC	47.4	75.0
	$61.1	$101.0
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

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—55.8% and 54.5%

Location/Description	Type	Fair Value at
		June 30, 2019		December 31, 2018
		(Unaudited)
Alabama:
Riverchase Village	Retail	$40.2		$40.0
Arizona:
Camelback Center	Office	48.9		63.4
California:
55 Second Street	Office	408.8	(1)	368.2	(1)
88 Kearny Street	Office	196.7		189.1
200 Middlefield Road	Office	70.6		61.8
12910 Mulberry Drive Industrial	Industrial	22.6		21.7
30700 Russell Ranch	Office	39.0		34.6
Allure at Camarillo	Apartments	62.8		61.8
BLVD63	Apartments	165.0		164.0
Bridgepointe Shopping Center	Retail	127.0		125.0
Centre Pointe and Valley View	Industrial	52.3		51.2
Cerritos Industrial Park	Industrial	155.1		153.1
Charleston Plaza	Retail	101.0		100.0
Frontera Industrial Business Park	Industrial	83.9		74.0
Great West Industrial Portfolio	Industrial	186.0		178.5
Holly Street Village	Apartments	153.5	(1)	152.1	(1)
Larkspur Courts	Apartments	147.3		146.0
Northern CA RA Industrial Portfolio	Industrial	102.0		93.3
Oakmont IE West Portfolio	Industrial	109.2		103.5
Oceano at Warner Center	Apartments	93.7		89.3
Ontario Industrial Portfolio	Industrial	477.1		421.8
Ontario Mills Industrial Portfolio	Industrial	62.7		61.8
Otay Mesa Industrial Portfolio	Industrial	31.5		29.4
Pacific Plaza	Office	110.8		116.5
Rancho Cucamonga Industrial Portfolio	Industrial	80.6		76.2
Rancho Del Mar	Apartments	94.2		92.5
Regents Court	Apartments	104.0	(1)	104.0	(1)
Southern CA RA Industrial Portfolio	Industrial	145.0		143.4
Stella	Apartments	183.5		183.7
Stevenson Point	Industrial	63.3		61.3
The Forum at Carlsbad	Retail	224.0	(1)	225.0	(1)
The Legacy at Westwood	Apartments	149.1	(1)	144.0	(1)
Township Apartments	Apartments	90.5	(1)	90.5	(1)
West Lake North Business Park	Office	63.2		62.6
Westcreek	Apartments	56.3		55.0
Westwood Marketplace	Retail	142.0		142.0
Wilshire Rodeo Plaza	Office	330.0		312.4
Colorado:
1600 Broadway	Office	112.0		—
Palomino Park	Apartments	356.0	(1)	348.0	(1)
South Denver Marketplace	Retail	71.1		72.7
Connecticut:
Wilton Woods Corporate Campus	Office	116.3		121.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		June 30, 2019		December 31, 2018
		(Unaudited)
Florida:
5 West	Apartments	$62.2		$62.2
701 Brickell Avenue	Office	409.9	(1)	394.3	(1)
Broward Industrial Portfolio	Industrial	65.1		59.1
Casa Palma	Apartments	102.0		102.0
Fusion 1560	Apartments	82.3	(1)	82.0	(1)
Lofts at SoDo	Apartments	64.3	(1)	66.7	(1)
Orion on Orpington	Apartments	50.5		49.2
Publix at Weston Commons	Retail	74.5		74.6
Seneca Industrial Park	Industrial	123.1		117.5
Sole at Brandon	Apartments	77.9		—
South Florida Apartment Portfolio	Apartments	109.3		108.7
The Manor Apartments	Apartments	51.5		52.9
The Manor at Flagler Village	Apartments	138.0		137.1
The Residences at the Village of Merrick Park	Apartments	70.3		72.7
Weston Business Center	Industrial	101.5		97.8
Georgia:
Ascent at Windward	Apartments	68.0	(1)	68.4	(1)
Atlanta Industrial Portfolio	Industrial	40.1		35.5
Biltmore at Midtown	Apartments	73.5	(1)	70.4	(1)
Glen Lake	Apartments	54.8		—
Shawnee Ridge Industrial Portfolio	Industrial	98.7		89.2
Illinois:
32 South State Street	Retail	50.5	(1)	50.4	(1)
803 Corday	Apartments	93.6		94.2
Chicago Caleast Industrial Portfolio	Industrial	85.5		82.8
Chicago Industrial Portfolio	Industrial	30.1		28.7
Maryland:
Cherry Knoll	Apartments	59.9	(1)	59.2	(1)
Landover Logistics Center	Industrial	43.9		44.3
The Shops at Wisconsin Place	Retail	69.3		76.9
Massachusetts:
99 High Street	Office	513.0	(1)	506.4	(1)
Fort Point Creative Exchange Portfolio	Office	269.9		247.1
Northeast RA Industrial Portfolio	Industrial	42.7		42.0
One Beeman Road	Industrial	34.2		34.0
Minnesota:
The Bridges	Apartments	65.9		64.9
The Knoll	Apartments	36.7	(1)	36.1	(1)
New Jersey:
10 New Maple Avenue	Industrial	19.6		18.0
200 Milik Street	Industrial	55.0		54.0
Marketfair	Retail	104.0		104.3
South River Road Industrial	Industrial	107.2		102.5
New York:
21 Penn Plaza	Office	331.8		317.8
250 North 10th Street	Apartments	149.0		151.0
425 Park Avenue	Ground Lease	466.0		461.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		June 30, 2019		December 31, 2018
		(Unaudited)
780 Third Avenue	Office	$405.0	(1)	$418.7	(1)
837 Washington Street	Office	225.0		222.0
The Colorado	Apartments	255.0	(1)	254.9	(1)
North Carolina:
Centric Gateway	Apartments	73.5		70.0
Oregon:
The Cordelia	Apartments	42.2		41.7
Pennsylvania:
1619 Walnut Street	Retail	23.2		24.1
South Carolina:
Greene Crossing	Apartments	75.8		75.1
Tennessee:
Southside at McEwen	Retail	49.0		48.6
Texas:
3131 McKinney	Office	46.7		49.7
Beltway North Commerce Center	Industrial	30.0		26.3
Carrington Park	Apartments	64.5		65.1
Churchill on the Park	Apartments	73.2		71.3
Cliffs at Barton Creek	Apartments	45.6		46.7
Dallas Industrial Portfolio	Industrial	231.7		222.3
District on La Frontera	Apartments	75.6	(1)	—
Houston Apartment Portfolio	Apartments	164.2		164.4
Lincoln Centre	Office	389.5		372.6
Northwest Houston Industrial Portfolio	Industrial	74.7		75.6
Park 10 Distribution	Industrial	10.2		10.0
Pinnacle Industrial Portfolio	Industrial	64.8		51.2
Pinto Business Park	Industrial	146.2		144.9
The Maroneal	Apartments	55.6		56.1
Utah:
Vista Station Office Portfolio	Office	111.9	(1)	—
Virginia:
8270 Greensboro Drive	Office	49.9		47.5
Ashford Meadows Apartments	Apartments	105.1	(1)	107.1	(1)
Plaza America	Retail	114.0		116.3
The Ellipse at Ballston	Office	84.6		82.4
The Palatine	Apartments	124.0	(1)	122.0	(1)
Washington:
Circa Green Lake	Apartments	102.1	(1)	98.2	(1)
Fourth and Madison	Office	605.0	(1)	580.0	(1)
Northwest RA Industrial Portfolio	Industrial	47.4		43.0
Pacific Corporate Park	Industrial	59.5		52.8
Prescott Wallingford Apartments	Apartments	68.1		66.5
Rainier Corporate Park	Industrial	152.6		141.6
Regal Logistics Campus	Industrial	116.1		109.1
Union - South Lake Union	Apartments	114.0	(1)	114.0	(1)
Washington D.C.:
1001 Pennsylvania Avenue	Office	787.5	(1)	782.8	(1)
1401 H Street, NW	Office	218.0	(1)	209.5	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		June 30, 2019		December 31, 2018
		(Unaudited)
1900 K Street, NW	Office	$340.1	(1)	$342.1	(1)
Mass Court	Apartments	166.2	(1)	166.1	(1)
The Ashton	Apartments	30.7		30.5
The Louis at 14th	Apartments	157.0		162.0
The Woodley	Apartments	189.0		196.0
Various:
Colony Industrial Portfolio	Industrial	133.8	(3)	—
TOTAL REAL ESTATE PROPERTIES
(Cost $13,384.4 and $12,687.8)		$16,471.9		$15,531.1
REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS—23.4% and 22.9%
REAL ESTATE JOINT VENTURES—22.7% and 22.3%

Location/Description	Type	Fair Value at
		June 30, 2019		December 31, 2018
		(Unaudited)
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$379.4	(2)	$376.2	(2)
PC Borrower, LLC Pacific City (70% Account Interest)	Retail	60.5	(2)	59.5	(2)
TREA 9625 Towne Center, LLC 9625 Towne Centre Drive (49.9% Account Interest)	Land	51.6		45.5
TREA Campus Pointe 1, LLC Campus Pointe 1 (45% Account Interest)	Office	157.3		153.7
TREA Campus Pointe 2 & 3, LLC Campus Pointe 2 & 3 (45% Account Interest)	Office (5)	139.8		132.8
TREA Campus Pointe 4, LLC Campus Pointe 4 (45% Account Interest)	Office	9.6		9.2
T-C 1500 Owens, LLC 1500 Owens Street (49.9% Account Interest)	Office	80.4		78.8
T-C Foundry Square II Venture LLC Foundry Square II (50.1% Account Interest)	Office	307.1		290.1
T-C Illinois Street, LLC 409-499 Illinois Street (40% Account Interest)	Office	230.6		223.9
Valencia Town Center Associates LP Valencia Town Center (50% Account Interest)	Retail	135.8	(2)	140.5	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	769.8	(2)	769.7	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	156.0		156.0
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	167.9	(2)	170.3	(2)
Indiana:
THP Park on Morton, LLC Park on Morton (97% Account Interest)	Apartments	29.6	(2)	29.5	(2)
Maryland:
WP Project Developer The Shops at Wisconsin Place (33.33% Account Interest)	Retail	24.6		20.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		June 30, 2019		December 31, 2018
		(Unaudited)
Massachusetts:
One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	$243.4		$239.1
T-C 225 Binney, LLC 225 Binney Street (70% Account Interest)	Office	225.2		220.2
T-C 501 Boylston Street Member, LLC 501 Boylston (50.1% Account Interest)	Office	204.2	(2)	195.6	(2)
Nevada:
Fashion Show Holding I, LLC Fashion Show (50% Account Interest)	Retail	796.0	(2)	819.1	(2)
New York:
401 West 14th Street, LLC 401 West 14th Street (42.19% Account Interest)	Retail	46.1	(2)	48.4	(2)
440 Ninth Avenue Owner, LLC 440 Ninth Avenue (88.52% Account Interest)	Office	123.5	(2)	121.4	(2)
817 Broadway Owner, LLC 817 Broadway (61.46% Account Interest)	Office	40.0	(2)	28.0	(2)
MRA Hub 34 Holding, LLC The Hub (95% Account Interest)	Office	79.8	(2)	59.2	(2)
RGM 42, LLC MiMA (70% Account Interest)	Apartments	119.9	(2)	118.4	(2)
TREA 35th Street LIC Investor Member, LLC Commerce LIC (97.5% Account Interest)	Industrial	—		0.6
North Carolina:
CC 101 North Tryon, LLC 101 N. Tryon Street (85% Account Interest)	Office	44.7	(2)	—
THP 1505 Hillsborough Street, LLC The Theory (97% Account Interest)	Apartments	32.8	(2)	—
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	148.5	(2)	154.3	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	347.6	(2)	344.6	(2)
THP Cabana Beach San Marcos, LLC Cabana Beach San Marcos (97% Account Interest)	Apartments	23.8	(2)	23.0	(2)
THP The Forum at Sam Houston, LLC The Forum - Sam Houston (97% Account Interest)	Apartments	18.8	(2)	17.6	(2)
THP West Campus, LLC Aspen Heights (97% Account Interest)	Apartments	45.5	(2)	42.3	(2)
TREA I-35 Logistics Investor Member, LLC I-35 Logistics Center (95% Account Interest)	Land	6.1		—
Various:
DDRTC Core Retail Fund, LLC SITE Centers Joint Venture (85% Account Interest)	Retail	831.7	(2,3)	655.8	(2,3)
Simpson Housing LLP Simpson Housing Portfolio (80% Account Interest)	Apartments	404.4	(2,3)	400.1	(2,3)
Storage Portfolio I, LLC Storage Portfolio I (66.02% Account Interest)	Storage	94.6	(2,3)	92.4	(2,3)
Storage Portfolio II, LLC Storage Portfolio II (90% Account Interest)	Storage	126.1	(2,3)	120.4	(2,3)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		June 30, 2019	December 31, 2018
		(Unaudited)
Storage Portfolio III, LLC Storage Portfolio III (90% Account Interest)	Storage	$17.6 (3)	$—
TOTAL REAL ESTATE JOINT VENTURES (Cost $5,397.0 and $5,030.9)		$6,720.3	$6,356.6

LIMITED PARTNERSHIPS—0.7% and 0.6%
Clarion Gables Multi-Family Trust LP (0.00% Account Interest)		$—	$30.1
LCS SHIP Venture I, LLC (90% Account Interest)		171.2	129.7
Taconic New York City GP Fund, LP (60% Account Interest)		27.7	15.7
Transwestern Mezz Realty Partners III, LLC (11.715% Account Interest)		—	0.4
TOTAL LIMITED PARTNERSHIPS (Cost $191.7 and $176.9)		$198.9	$175.9
TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $5,588.7 and $5,207.8)		$6,919.2	$6,532.5
MARKETABLE SECURITIES—17.1% and 19.4%
REAL ESTATE-RELATED MARKETABLE SECURITIES—2.9% and 5.0%

Shares		Issuer	Fair Value at
			June 30, 2019		December 31, 2018
2019	2018
			(Unaudited)
29,461	110,762	Acadia Realty Trust	$0.8		$2.6
77,709	46,535	Agree Realty Corporation	5.0		2.8
24,975	94,479	Alexander & Baldwin, Inc.	0.6		1.7
778	2,986	Alexander's, Inc.	0.3		0.9
121,725	146,953	Alexandria Real Estate Equities, Inc.	17.2		16.9
16,910	52,670	American Assets Trust, Inc.	0.8		2.1
49,511	188,889	American Campus Communities, Inc.	2.3		7.8
38,524	75,276	American Financial Trust, Inc.	0.4	(7)	1.0	(7)
452,393	357,614	American Homes 4 Rent	11.0		7.1
274,932	606,653	American Tower Corp.	56.2		96.0
206,249	118,616	Americold Realty Trust	6.7		3.0
53,513	213,704	Apartment Investment and Management Company	2.7		9.4
76,058	301,399	Apple Hospitality Inc.	1.2		4.3
18,763	69,576	Armada Hoffler Properties Inc.	0.3		1.0
31,828	108,956	Ashford Hospitality Trust, Inc.	0.1		0.4
101,662	190,742	Avalonbay Communities, Inc.	20.7		33.2
7,650	30,596	Bluerock Residential Growth, Inc.	0.1		0.3
180,088	213,492	Boston Properties, Inc.	23.2		24.0
10,697	39,766	Braemar Hotels & Resorts, Inc.	0.1		0.4
63,110	243,776	Brandywine Realty Trust	0.9		3.1
107,502	418,058	Brixmore Property Group Inc	1.9		6.1
34,123	173,572	Brookfield Property REIT	0.6		2.8
4,195	12,485	BRT Apartments Corporation	0.1		0.1
115,086	123,044	Camden Property Trust	12.0		10.8
34,405	115,194	CareTrust REIT Inc.	0.8		2.1
17,959	64,018	Catchmark Timber Trust, Inc.	0.2		0.5
61,079	239,329	CBL & Associates Properties, Inc.	0.1	(7)	0.5
32,346	112,105	Cedar Shopping Centers, Inc.	0.1		0.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			June 30, 2019		December 31, 2018
2019	2018
			(Unaudited)
16,777	65,187	Chatham Lodging Trust	$0.3		$1.2
21,694	80,952	Chesapeake Lodging Trust	0.6		2.0
14,200	47,817	City Office REIT Inc.	0.2		0.5
5,192	21,288	Clipper Realty, Inc.	0.1		0.3
515,252	661,676	Colony Capital, Inc.	2.6		3.1
42,159	163,866	Columbia Property Trust Inc.	0.9		3.2
6,495	23,436	Community Healthcare Trust, Inc.	0.3		0.7
42,931	162,853	CoreCivic, Inc.	0.9		2.9
4,349	16,269	Corenergy Infrastructure Trust, Inc.	0.2	(7)	0.5
15,130	57,463	Corepoint Lodging, Inc.	0.2		0.7
13,282	50,118	CoreSite Realty Corporation	1.5		4.4
40,562	142,696	Corporate Office Properties Trust	1.1		3.0
52,741	580,413	Cousins Properties, Inc.	1.9		4.6
287,061	572,594	Crown Castle International Corporation	37.4		62.2
68,198	255,847	Cubesmart	2.3		7.3
104,694	144,491	CyrusOne Inc.	6.0		7.6
72,569	284,793	DiamondRock Hospitality Company	0.8		2.6
126,654	284,543	Digital Realty Trust, Inc.	14.9		30.3
58,370	222,742	Douglas Emmett, Inc.	2.3		7.6
194,405	493,225	Duke Realty Corporation	6.1		12.8
24,592	86,054	Easterly Government Properties, Inc.	0.4		1.3
43,024	48,463	EastGroup Properties, Inc.	5.0		4.4
53,020	196,612	Empire State Realty Trust	0.8		2.8
27,123	102,222	EPR Properties	2.0		6.5
64,628	110,827	Equinix Inc.	32.6		39.1
141,047	118,255	Equity Lifestyle Properties, Inc.	17.1		11.5
265,222	495,921	Equity Residential	20.1		32.7
17,853	47,818	Essential Properties Realty	0.4		0.7
66,490	90,861	Essex Property Trust, Inc.	19.4		22.3
113,187	168,808	Extra Space Storage, Inc.	12.0		15.3
11,014	39,335	Farmland Partners, Inc.	0.1	(7)	0.2
74,197	100,845	Federal Realty Investment Trust	9.6		11.9
45,555	171,124	First Industrial Realty Trust, Inc.	1.7		4.9
74,774	95,288	Four Corners Property Trust	2.0		2.5
38,128	148,193	Franklin Street Properties Corp.	0.3		0.9
18,035	66,846	Front Yard Residential Corp.	0.2		0.6
188,774	279,615	Gaming and Leisure Properties, Inc.	7.4		9.0
158,252	—	GDS Holdings LTD ADR	3.6		—
42,888	164,774	GEO Group Inc./The	0.9		3.2
11,978	45,390	Getty Realty Corp.	0.4		1.3
10,485	40,600	Gladstone Commercial Corporation	0.2		0.7
6,226	17,897	Gladstone Land Corporation	0.1		0.2
11,085	27,913	Global Medical REIT, Inc.	0.1		0.2
30,410	97,753	Global Net Lease, Inc.	0.6		1.7
—	134,722	Government Properties Income Trust	—		0.9
430,118	651,177	HCP, Inc.	13.8		18.2
46,109	170,298	Healthcare Realty Trust Inc.	1.4		4.8
189,276	285,255	Healthcare Trust of America	5.2		7.2
13,021	50,946	Hersha Hospitality Trust	0.2		0.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			June 30, 2019		December 31, 2018
2019	2018
			(Unaudited)
36,966	140,879	Highwoods Properties, Inc.	$1.5		$5.5
58,974	225,198	Hospitality Properties Trust	1.5		5.4
745,203	1,014,135	Host Hotels & Resorts, Inc.	13.6		16.9
196,153	213,134	Hudson Pacific Properties, Inc.	6.5		6.2
32,614	123,683	Independence Realty Trust, Inc.	0.4		1.1
23,634	88,878	Industrial Logics Properties	0.5		1.7
110,000	—	Interxion Holding NV	4.1		—
4,386	16,729	Investors Real Estate Trust	0.3		0.8
444,088	414,132	Invitation Homes, Inc.	11.9		8.3
103,254	393,221	Iron Mountain Inc.	3.2		12.7
370,420	1,500,000	iShares Dow Jones US Real Estate Index Fund	32.3	(7)	112.4	(7)
44,258	144,518	JBG Smith Properties	1.7		5.0
117,120	136,455	Kilroy Realty Corporation	8.6		8.6
146,235	563,416	Kimco Realty Corporation	2.7		8.3
30,260	113,467	Kite Realty Group Trust	0.5		1.6
30,817	116,496	Lamar Advertising Corporation	2.5		8.1
82,553	293,991	Lexington Realty Trust	0.8		2.4
53,522	204,392	Liberty Property Trust	2.7		8.6
16,858	63,299	Life Storage, Inc.	1.6		5.9
14,388	54,350	LTC Properties, Inc.	0.7		2.3
33,091	123,992	Mack-Cali Realty Corporation	0.8		2.4
—	44,471	Medequities Realty Trust, Inc.	—		0.3
141,740	503,539	Medical Properties Trust, Inc.	2.5		8.1
41,156	157,147	Mid-America Apartment Communities, Inc.	4.8		15.0
32,612	121,059	Monmouth Real Estate Investment Corporation	0.4		1.5
14,954	56,533	National Health Investors, Inc.	1.2		4.3
58,711	219,159	National Retail Properties, Inc.	3.1		10.6
70,704	78,758	National Storage Affiliates Trust	2.0		2.1
29,833	97,013	New Senior Investment Group	0.2		0.4
6,834	25,395	Nexpoint Residential Trust, Inc.	0.3		0.9
16,338	60,527	NorthStar Realty Europe Corp.	0.3		0.9
17,434	—	Office Properties Income Trust, Inc.	0.5	(7)	—
77,395	273,749	Omega Healthcare Investors, Inc.	2.8		9.6
5,547	21,786	One Liberty Properties, Inc.	0.2		0.5
50,977	192,190	Outfront Media Inc.	1.3		3.5
72,935	289,253	Paramount Group Inc.	1.0		3.6
72,876	276,143	Park Hotels & Resorts, Inc.	2.0		7.2
149,517	186,399	Pebblebrook Hotel Trust	4.2		5.3
25,160	96,360	Pennsylvania Real Estate Investment Trust	0.2	(7)	0.6
66,807	250,372	Physicians Realty Trust	1.2		4.0
45,124	177,784	Piedmont Office Realty Trust, Inc.	0.9		3.0
23,835	91,285	Potlatch Corporation	0.9		2.9
14,977	54,653	Preferred Apartment Communities, Inc.	0.2		0.8
510,081	865,465	ProLogis	40.9		50.8
7,212	27,314	PS Business Parks, Inc.	1.2		3.6
87,910	205,162	Public Storage, Inc.	20.9		41.5
122,372	69,517	QTS Realty Trust, Inc.	5.7		2.6
46,899	178,720	Rayonier, Inc.	1.4		4.9
199,709	408,129	Realty Income Corporation	13.8		25.7

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			June 30, 2019		December 31, 2018
2019	2018
			(Unaudited)
207,335	210,244	Regency Centers Corporation	$13.8		$12.3
41,085	155,276	Retail Opportunity Investment	0.7		2.5
77,147	298,353	Retail Properties of America	0.9		3.2
5,614	21,416	Retail Value, Inc.	0.2		0.6
439,469	126,860	Rexford Industrial Realty Inc.	17.7		3.7
62,049	239,679	RLJ Lodging Trust	1.1		3.9
29,013	113,496	RPT Realty	0.4		1.4
16,537	61,126	Ryman Hospitality Properties	1.3		4.1
65,066	244,568	Sabra Health Care REIT Inc.	1.3		4.0
2,682	—	Safe Hold, Inc.	0.1	(7)	—
—	10,996	Safety Income and Growth, Inc	—		0.2
4,314	16,999	Saul Centers, Inc.	0.2		0.9
79,153	154,833	SBA Communications Corporation	17.8		25.1
—	121,549	Select Income Real Estate Investment Trust	—		0.9
86,510	326,164	Senior Housing Properties Trust	0.7		3.8
221,142	426,117	Simon Property Group, Inc.	35.3		71.6
50,598	209,816	Site Centers Corporation	0.7		2.3
107,865	113,961	SL Green Realty Corp.	8.7		9.0
15,739	59,766	Spirit MTA REIT	0.1		0.4
31,478	117,972	Spirit Realty Capital Inc.	1.3		4.3
45,581	135,097	Stag Industrial, Inc.	1.4		3.4
40,000	—	Starwood Property Trust, Inc.	3.0		—
75,048	264,895	STORE Capital Corporation	2.5		7.5
37,819	141,848	Summit Hotel Properties, Inc.	0.4		1.4
137,537	116,162	Sun Communities, Inc.	17.6		11.8
424,419	313,714	Sunstone Hotel Investors, L.L.C.	5.8		4.1
33,608	126,963	Tanger Factory Outlet Centers, Inc.	0.5	(7)	2.6
42,709	81,759	Taubman Centers, Inc.	1.7		3.8
137,877	80,363	Terreno Realty Corporation	6.7		2.8
51,167	188,118	The Macerich Company	1.7		8.1
—	73,743	Tier Inc.	—		1.5
101,167	366,433	UDR, Inc.	4.5		14.5
12,345	46,595	UMH Properties, Inc.	0.2		0.6
66,682	231,999	UNITI Group, Inc.	0.6		3.6
4,687	18,151	Universal Health Realty Income Trust	0.4		1.1
41,480	150,757	Urban Edge Properties	0.7		2.5
10,812	42,533	Urstadt Biddle Properties, Inc.	0.2		0.9
40,000	—	Vanguard Real Estate ETF	3.5		—
236,790	491,993	Ventas, Inc.	16.1		28.8
352,927	1,342,240	VEREIT, Inc.	3.2		9.6
402,108	554,541	Vici Properties, Inc.	8.9		10.4
62,630	238,674	Vornado Realty Trust	4.0		14.8
68,357	257,311	Washington Prime Group, Inc.	0.3	(7)	1.3
29,264	110,436	Washington Real Estate Investment Trust	0.8		2.5
43,931	165,849	Weingarten Realty Investors	1.2		4.1
262,434	514,421	Welltower Inc.	21.4		35.7

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			June 30, 2019	December 31, 2018
2019	2018
			(Unaudited)
545,037	1,035,575	Weyerhaeuser Company	$14.4	$22.6
13,958	54,425	Whitestone Real Estate Investment Trust B	0.2	0.7
61,258	219,891	WP Carey Inc.	5.0	14.4
41,209	154,344	Xenia Hotels & Resorts, Inc.	0.9	2.7
TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $719.7 and $1,274.7)			$847.2	$1,415.1
OTHER MARKETABLE SECURITIES—14.2% and 14.4%
GOVERNMENT AGENCY NOTES—7.6% and 7.2%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2019	December 31, 2018
2019	2018
					(Unaudited)
$—	$20.0	Fannie Mae Discount Notes	2.270%	1/9/2019	$—	$20.0
—	3.6	Fannie Mae Discount Notes	2.350%	2/6/2019	—	3.5
—	22.6	Fannie Mae Discount Notes	2.390%	2/13/2019	—	22.5
—	17.6	Fannie Mae Discount Notes	2.350%	3/1/2019	—	17.5
50.0	—	Fannie Mae Discount Notes	2.330%	8/14/2019	49.9	—
—	6.0	Farmer Mac Discount Notes	2.440%	3/15/2019	—	6.0
—	9.1	Federal Farm Credit Bank Discount Notes	2.380%	3/18/2019	—	9.0
—	18.0	Federal Farm Credit Bank Discount Notes	2.490%	5/2/2019	—	17.9
—	20.0	Federal Farm Credit Bank Discount Notes	2.540%	5/23/2019	—	19.8
10.0	—	Federal Farm Credit Bank Discount Notes	2.300%	8/14/2019	10.0	—
—	33.0	Federal Home Loan Bank Discount Notes	2.167%-2.195%	1/11/2019	—	33.0
—	37.6	Federal Home Loan Bank Discount Notes	2.220%	1/14/2019	—	37.6
—	36.2	Federal Home Loan Bank Discount Notes	2.220%	1/15/2019	—	36.2
—	35.0	Federal Home Loan Bank Discount Notes	2.220%	1/16/2019	—	35.0
—	40.9	Federal Home Loan Bank Discount Notes	2.189%-2.197%	1/18/2019	—	40.9
—	29.5	Federal Home Loan Bank Discount Notes	2.190%	1/23/2019	—	29.5
—	25.6	Federal Home Loan Bank Discount Notes	2.330%	1/28/2019	—	25.6
—	12.0	Federal Home Loan Bank Discount Notes	2.250%	1/29/2019	—	12.0
—	40.0	Federal Home Loan Bank Discount Notes	2.260%-2.265%	1/30/2019	—	39.9
—	14.3	Federal Home Loan Bank Discount Notes	2.290%	2/8/2019	—	14.3
—	30.0	Federal Home Loan Bank Discount Notes	2.300%-2.319%	2/11/2019	—	29.9
—	24.7	Federal Home Loan Bank Discount Notes	2.340%	2/15/2019	—	24.6
—	35.0	Federal Home Loan Bank Discount Notes	2.331%-2.353%	2/19/2019	—	34.9
—	36.8	Federal Home Loan Bank Discount Notes	2.235%-2.353%	2/20/2019	—	36.6
—	45.0	Federal Home Loan Bank Discount Notes	2.294%-2.314%	2/22/2019	—	44.8
—	14.1	Federal Home Loan Bank Discount Notes	2.330%	2/25/2019	—	14.0
—	40.0	Federal Home Loan Bank Discount Notes	2.330%	2/26/2019	—	39.9
—	21.5	Federal Home Loan Bank Discount Notes	2.330%	2/27/2019	—	21.4
—	26.4	Federal Home Loan Bank Discount Notes	2.310%	3/1/2019	—	26.3
—	31.5	Federal Home Loan Bank Discount Notes	2.316%-2.355%	3/6/2019	—	31.4
—	40.0	Federal Home Loan Bank Discount Notes	2.370%	3/8/2019	—	39.8
—	37.3	Federal Home Loan Bank Discount Notes	2.432%-2.437%	3/11/2019	—	37.2
—	40.0	Federal Home Loan Bank Discount Notes	2.420%	3/12/2019	—	39.8
—	40.0	Federal Home Loan Bank Discount Notes	2.400%	3/13/2019	—	39.8
—	10.0	Federal Home Loan Bank Discount Notes	2.360%	3/15/2019	—	10.0
—	30.0	Federal Home Loan Bank Discount Notes	2.360%	3/19/2019	—	29.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2019	December 31, 2018
2019	2018
					(Unaudited)
$—	$12.0	Federal Home Loan Bank Discount Notes	2.430%	3/21/2019	$—	$11.9
—	22.4	Federal Home Loan Bank Discount Notes	2.410%	3/26/2019	—	22.2
—	25.3	Federal Home Loan Bank Discount Notes	2.370%	3/27/2019	—	25.1
—	40.0	Federal Home Loan Bank Discount Notes	2.460%	4/5/2019	—	39.7
—	40.0	Federal Home Loan Bank Discount Notes	2.470%	4/8/2019	—	39.7
—	50.0	Federal Home Loan Bank Discount Notes	2.440%	4/10/2019	—	49.7
—	24.1	Federal Home Loan Bank Discount Notes	2.440%	4/12/2019	—	23.9
—	14.1	Federal Home Loan Bank Discount Notes	2.440%-2.500%	4/24/2019	—	14.0
—	10.6	Federal Home Loan Bank Discount Notes	2.450%-2.500%	4/26/2019	—	10.5
—	87.0	Federal Home Loan Bank Discount Notes	2.470%-2.510%	4/29/2019	—	86.3
—	24.0	Federal Home Loan Bank Discount Notes	2.470%-2.510%	5/3/2019	—	23.8
—	18.5	Federal Home Loan Bank Discount Notes	2.440%-2.550%	5/15/2019	—	18.3
—	40.5	Federal Home Loan Bank Discount Notes	2.520%	5/17/2019	—	40.1
—	30.0	Federal Home Loan Bank Discount Notes	2.530%	5/22/2019	—	29.7
113.4	—	Federal Home Loan Bank Discount Notes	2.439%-2.467%	7/1/2019	113.4	—
50.0	—	Federal Home Loan Bank Discount Notes	2.430%	7/2/2019	50.0	—
35.3	—	Federal Home Loan Bank Discount Notes	2.370%	7/3/2019	35.3	—
50.0	—	Federal Home Loan Bank Discount Notes	2.420%	7/9/2019	50.0	—
47.1	—	Federal Home Loan Bank Discount Notes	2.433%-2.443%	7/10/2019	47.0	—
50.0	—	Federal Home Loan Bank Discount Notes	2.430%	7/16/2019	50.0	—
100.0	—	Federal Home Loan Bank Discount Notes	2.255%	7/17/2019	99.9	—
117.6	—	Federal Home Loan Bank Discount Notes	2.246%-2.384%	7/19/2019	117.4	—
50.0	—	Federal Home Loan Bank Discount Notes	2.436%	7/22/2019	50.0	—
88.4	—	Federal Home Loan Bank Discount Notes	2.235%-2.403%	7/24/2019	88.2	—
127.9	—	Federal Home Loan Bank Discount Notes	2.215%-2.288%	7/26/2019	127.7	—
30.2	—	Federal Home Loan Bank Discount Notes	2.260%	7/29/2019	30.1	—
45.0	—	Federal Home Loan Bank Discount Notes	2.230%	7/30/2019	44.9	—
96.0	—	Federal Home Loan Bank Discount Notes	2.249%	7/31/2019	95.8	—
100.0	—	Federal Home Loan Bank Discount Notes	2.206%	8/2/2019	99.8	—
35.8	—	Federal Home Loan Bank Discount Notes	2.350%	8/5/2019	35.7	—
100.0	—	Federal Home Loan Bank Discount Notes	2.341%	8/6/2019	99.8	—
50.0	—	Federal Home Loan Bank Discount Notes	2.260%	8/9/2019	49.9	—
124.0	—	Federal Home Loan Bank Discount Notes	2.237%-2.259%	8/14/2019	123.7	—
183.4	—	Federal Home Loan Bank Discount Notes	2.238%-2.412%	8/16/2019	182.9	—
168.7	—	Federal Home Loan Bank Discount Notes	2.238%-2.343%	8/19/2019	168.2	—
10.8	—	Federal Home Loan Bank Discount Notes	2.400%	8/21/2019	10.7	—
74.1	—	Federal Home Loan Bank Discount Notes	2.365%-2.386%	8/23/2019	73.9	—
50.0	—	Federal Home Loan Bank Discount Notes	2.240%	8/26/2019	49.8	—
0.9	—	Federal Home Loan Bank Discount Notes	2.240%	8/27/2019	0.9	—
50.0	—	Federal Home Loan Bank Discount Notes	2.240%	8/28/2019	49.8	—
50.0	—	Federal Home Loan Bank Discount Notes	2.240%	8/29/2019	49.8	—
93.3	—	Federal Home Loan Bank Discount Notes	2.189%-2.257%	8/30/2019	93.0	—
53.5	—	Federal Home Loan Bank Discount Notes	2.253%	9/13/2019	53.3	—
—	25.0	Freddie Mac Discount Notes	2.130%	1/2/2019	—	25.0
—	32.4	Freddie Mac Discount Notes	2.146%-2.174%	1/4/2019	—	32.4
—	35.1	Freddie Mac Discount Notes	2.146%-2.175%	1/7/2019	—	35.1
—	35.0	Freddie Mac Discount Notes	2.130%	1/8/2019	—	35.0
—	40.0	Freddie Mac Discount Notes	2.130%	1/9/2019	—	40.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2019	December 31, 2018
2019	2018
					(Unaudited)
$—	$36.1	Freddie Mac Discount Notes	2.179%-2.217%	1/22/2019	$—	$36.1
—	40.0	Freddie Mac Discount Notes	2.190%	1/25/2019	—	39.9
—	16.0	Freddie Mac Discount Notes	2.200%	1/28/2019	—	15.9
—	15.0	Freddie Mac Discount Notes	2.200%	1/29/2019	—	15.0
—	39.9	Freddie Mac Discount Notes	2.190%	2/1/2019	—	39.8
—	25.9	Freddie Mac Discount Notes	2.240%	2/4/2019	—	25.8
—	35.0	Freddie Mac Discount Notes	2.240%	2/5/2019	—	34.9
—	30.0	Freddie Mac Discount Notes	2.240%	2/6/2019	—	29.9
—	39.3	Freddie Mac Discount Notes	2.300%	2/12/2019	—	39.1
—	15.0	Freddie Mac Discount Notes	2.250%	2/20/2019	—	15.0
—	21.3	Freddie Mac Discount Notes	2.290%	3/4/2019	—	21.3
—	17.1	Freddie Mac Discount Notes	2.330%	3/5/2019	—	17.1
—	23.8	Freddie Mac Discount Notes	2.380%	3/20/2019	—	23.6
—	19.5	Freddie Mac Discount Notes	2.390%	3/22/2019	—	19.4
—	25.9	Freddie Mac Discount Notes	2.380%	3/25/2019	—	25.8
—	30.0	Freddie Mac Discount Notes	2.410%	4/1/2019	—	29.8
—	16.1	Freddie Mac Discount Notes	2.380%-2.430%	4/2/2019	—	16.0
—	20.1	Freddie Mac Discount Notes	2.430%	4/3/2019	—	20.0
—	40.0	Freddie Mac Discount Notes	2.460%	4/17/2019	—	39.7
—	24.1	Freddie Mac Discount Notes	2.520%	5/20/2019	—	23.8
50.0	—	Freddie Mac Discount Notes	2.420%	7/3/2019	50.0	—
TOTAL GOVERNMENT AGENCY NOTES (Cost $2,250.7 and $2,050.8)					$2,250.8	$2,050.7
UNITED STATES TREASURY SECURITIES—6.6% and 7.2%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2019	December 31, 2018
2019	2018
					(Unaudited)
$—	$33.8	United States Treasury Bills	2.147%-2.334%	1/3/2019	$—	$33.8
—	50.0	United States Treasury Bills	2.330%	1/8/2019	—	50.0
—	189.9	United States Treasury Bills	2.162%-2.321%	1/10/2019	—	189.8
—	82.1	United States Treasury Bills	2.279%-2.316%	1/15/2019	—	82.0
—	150.1	United States Treasury Bills	2.204%-2.315%	1/17/2019	—	149.9
—	153.0	United States Treasury Bills	2.226%-2.332%	1/24/2019	—	152.8
—	50.0	United States Treasury Bills	2.370%	1/29/2019	—	49.9
—	67.3	United States Treasury Bills	2.235%-2.405%	1/31/2019	—	67.2
—	100.0	United States Treasury Bills	2.254%	2/7/2019	—	99.8
—	61.9	United States Treasury Bills	2.391%-2.401%	2/12/2019	—	61.7
—	108.0	United States Treasury Bills	2.253%-2.334%	2/14/2019	—	107.7
—	20.0	United States Treasury Bills	2.410%	2/19/2019	—	19.9
—	84.4	United States Treasury Bills	2.276%-2.277%	2/21/2019	—	84.1
—	18.0	United States Treasury Bills	2.440%	2/26/2019	—	17.9
—	31.8	United States Treasury Bills	2.298%-2.331%	2/28/2019	—	31.7
—	73.7	United States Treasury Bills	2.309%-2.379%	3/7/2019	—	73.4
—	130.0	United States Treasury Bills	2.339%-2.372%	3/14/2019	—	129.4
—	50.0	United States Treasury Bills	2.340%	3/21/2019	—	49.7
—	100.0	United States Treasury Bills	2.415%	3/28/2019	—	99.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2019	December 31, 2018
2019	2018
					(Unaudited)
$—	$89.9	United States Treasury Bills	2.360%-2.450%	4/4/2019	$—	$89.3
—	99.5	United States Treasury Bills	2.420%-2.460%	4/11/2019	—	98.8
—	110.3	United States Treasury Bills	2.460%-2.470%	4/18/2019	—	109.5
—	57.1	United States Treasury Bills	2.390%-2.490%	4/25/2019	—	56.7
—	33.7	United States Treasury Bills	2.470%	5/2/2019	—	33.4
—	38.4	United States Treasury Bills	2.430%-2.500%	5/9/2019	—	38.1
—	62.7	United States Treasury Bills	2.430%-2.510%	5/16/2019	—	62.1
100.0	—	United States Treasury Bills	2.425%-2.428%	7/2/2019	100.0	—
20.0	—	United States Treasury Bills	2.400%	7/5/2019	20.0	—
100.0	—	United States Treasury Bills	2.403%	7/9/2019	100.0	—
147.7	—	United States Treasury Bills	2.403%-2.416%	7/11/2019	147.5	—
50.0	—	United States Treasury Bills	2.330%	7/16/2019	50.0	—
108.2	—	United States Treasury Bills	2.389%-2.405%	7/18/2019	108.1	—
50.0	—	United States Treasury Bills	2.360%	7/23/2019	49.9	—
163.3	—	United States Treasury Bills	2.386%-2.396%	7/25/2019	163.0	—
60.1	—	United States Treasury Bills	2.314%	7/30/2019	60.0	—
206.7	—	United States Treasury Bills	2.279%-2.396%	8/1/2019	206.3	—
35.3	—	United States Treasury Bills	2.270%	8/8/2019	35.2	—
177.0	—	United States Treasury Bills	2.110%-2.219%	8/13/2019	176.6	—
45.0	—	United States Treasury Bills	2.330%	8/15/2019	44.9	—
175.5	—	United States Treasury Bills	2.100%-2.351%	8/22/2019	175.0	—
152.5	—	United States Treasury Bills	2.137%-2.343%	8/29/2019	152.0	—
104.6	—	United States Treasury Bills	2.323%-2.327%	9/5/2019	104.2	—
21.3	—	United States Treasury Bills	2.480%	10/10/2019	21.2	—
116.8	—	United States Treasury Bills	2.508%-2.513%	11/7/2019	115.9	—
19.8	—	United States Treasury Bills	2.390%	11/14/2019	19.6	—
100.0	—	United States Treasury Bills	2.391%	11/21/2019	99.2	—
TOTAL UNITED STATES TREASURY SECURITIES (Cost $1,948.0 and $2,038.1)					$1,948.6	$2,038.0
TOTAL OTHER MARKETABLE SECURITIES (Cost $4,198.7 and $4,088.9)					$4,199.4	$4,088.7
TOTAL MARKETABLE SECURITIES (Cost $4,918.4 and $5,363.6)					$5,046.6	$5,503.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

LOANS RECEIVABLE—3.7% and 3.2%

		Borrower	Interest Rate(6)	Maturity Date	Fair Value at
Principal					June 30, 2019	December 31, 2018
2019	2018
					(Unaudited)
6.3	6.3	DJM Capital Partners Mezzanine	5.00%	7/12/2019	$6.3	$6.3
86.9	83.2	311 South Wacker Mezzanine	4.70% + LIBOR	6/7/2020	86.4	83.2
95.2	95.2	Blackstone RioCan Retail Portfolio Mezzanine	4.65% + LIBOR	6/9/2020	95.2	95.3
60.0	60.0	River North Point Junior Mezzanine	4.30% + LIBOR	7/9/2020	60.0	60.0
152.3	176.4	Project Glacier Mezzanine	4.40% + LIBOR	11/9/2020	152.3	176.4
53.5	—	SCG Oakland Portfolio	4.25% + LIBOR	3/1/2021	53.5	—
20.0	20.0	Crest at Las Colinas Station Mezzanine	5.11% + LIBOR	5/10/2021	20.0	20.0
125.0	125.0	State Street Financial Center Mezzanine	6.50%	11/10/2021	123.7	125.3
20.0	20.0	Modera Observatory Park Mezzanine	4.34% + LIBOR	6/10/2022	20.0	20.0
20.3	19.7	Rosemont Towson Mezzanine	4.15% + LIBOR	9/9/2022	20.3	19.7
26.9	26.7	1330 Broadway Mezzanine	5.01% + LIBOR	8/10/2023	26.9	26.8
82.0	63.0	Great Value Storage Portfolio Mezzanine	7.875%	12/6/2023	82.4	63.2
85.0	—	Park Avenue Tower Mezzanine	4.35% + LIBOR	3/9/2024	85.0	—
57.2	—	BREP VIII Industrial Loan Facility Mezzanine	5.00% + LIBOR	3/9/2026	57.2	—
20.0	20.0	Aspen Lake Office Portfolio Mezzanine	8.25%	3/10/2028	20.2	20.2
95.0	95.0	Merritt on the River Office Portfolio Mezzanine	8.00%	8/1/2028	95.7	95.7
100.0	100.0	Charles River Plaza North Mezzanine	6.08%	4/6/2029	100.0	100.9
TOTAL LOANS RECEIVABLE (Cost $1,105.5 and $910.6)					$1,105.1	$913.0
TOTAL INVESTMENTS (Cost $24,997.0 and $24,169.8)					$29,542.8	$28,480.4

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 9 - Mortgage Loans Payable.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	Yield represents the annualized yield.

(5)	A portion of this investment consists of land currently under development.

(6)
Fixed interest rate loans are represented with a single rate. Variable interest rate loans are presented with their base spread and the corresponding index rate. All variable interest loans currently held by the Account use the one month London Interbank Offered Rate ("LIBOR") rate on U.S. dollar deposits as the index rate, as published by ICE Benchmark Administration Limited.

(7)	All or a portion of these securities are out on loan. The aggregate value of securities on loan at June 30, 2019 and December 31, 2018 were $6.9 million and $67.4 million, respectively.

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
Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended June 30, 2019 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.

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

•
conventional commercial mortgage loans, participating mortgage loans, secured domestic and foreign (including U.K.) mezzanine loans, subordinated loans and collateralized mortgage obligations, including commercial mortgage-backed securities ("CMBS") and other asset-backed securities.

The Account’s principal investment strategy is to purchase direct ownership interests in income-producing real estate, primarily office, industrial, retail and multi-family residential properties. The Account is targeted to hold between 65% and 85% of the Account’s net assets in such direct ownership interests.
In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Traditionally, less than 10% of the Account’s net assets have been comprised of interests in these securities; although, the Account has held approximately 10% of its net assets in equity REIT securities at times. In addition, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of June 30, 2019, REIT securities comprised approximately 3.2% of the Account’s net assets, and the Account held no CMBS as of such date.
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
Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate-related liquid investments, may not comprise more than 25% of the Account’s net assets. As of June 30, 2019, the Account did not hold any foreign real estate investments.
SECOND QUARTER 2019 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook

Key Macro Economic Indicators	Actuals		Forecast
	1Q19	2Q19	2019	2020
Economy(1)
Gross Domestic Product ("GDP")	3.1%	2.1%	2.5%	1.8%
Employment Growth (Thousands)	521	512	2,016	1,656
Unemployment Rate	3.8%	3.7%	3.7%	3.7%
Interest Rates(2)
10 Year Treasury	2.7%	2.3%	2.2%	2.3%
Sources: Blue Chip Economic Indicators, Blue Chip Financial Forecasts, BEA, Bureau of Labor Statistics, Federal Reserve and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while annual values represent a twelve-month average.

(2)	Treasury rates are an average over the stated period.
According to the Bureau of Labor Statistics, the U.S. economy added 512,000 jobs during the second quarter of 2019, with an average of 171,000 jobs over the past three months, below the 12-month average of 192,000. In the near term, gains in employment, real disposable income, and households’ net worth continue to be supportive of solid personal consumption expenditures growth. Consumer and business confidence is high, the unemployment rate remains low, and job growth holds steady.

In June, the Federal Open Market Committee maintained the target range for the federal funds rate at 2.25%-2.50%. The Committee is closely monitoring inflation and incoming labor market data to understand the trajectory of the U.S. economy and has a primary objective of sustaining the current economic cycle.

Real Estate Market Conditions and Outlook
Commercial real estate conditions remained steady throughout the second quarter 2019. According to the Green Street Advisor Commercial Property Price Index (“CPPI”), property prices rose 0.2% during the second quarter and 1.8% on a year-over-year basis. According to preliminary estimates from Real Capital Analytics, sales of office, industrial, retail, and multi-family properties totaled $112.7 billion during second quarter 2019, a 5.5% increase from the same period one year earlier.
For the quarter ending June 30, 2019, the NCREIF Fund Index Open-End Diversified Core Equity (NFI-ODCE) Equal Weight total return, net of fees, decreased during the second quarter to 1.12%, from 1.48% in the first quarter. The Account's real estate assets generated a 1.66% total return during the second quarter. Total returns were positive for the 37th consecutive quarter.

Occupancy in the Account’s properties averaged 92.7% for the second quarter of 2019 as compared to 92.0% in the previous quarter. Data for the Account’s top five markets in terms of fair value as of June 30, 2019 are provided below. These five markets represent nearly half of the Account’s total real estate portfolio.

Top 5 Metro Areas by Fair Market Value	Account % Leased Fair Value Weighted*	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio**	Metro Area Fair Value as a % of Total Investments
New York-Jersey City-White Plains, NY-NJ	90.1%	14	10.4%	8.2%
Washington-Arlington-Alexandria, DC-VA-MD-WV	88.5%	13	10.4%	8.2%
Los Angeles-Long Beach-Glendale, CA	93.4%	15	9.2%	7.2%
San Francisco-Redwood City-South San Francisco, CA	93.5%	8	6.5%	5.1%
Boston, MA	92.4%	6	5.7%	4.5%

*
Weighted by fair value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair value of the Account’s monetary investments in those markets.

**	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

Office
Leasing is historically driven by companies involved in the professional and business services sector, with technology-related companies included within this classification. The sector added 130,000 jobs during the second quarter of 2019, with the financial services sector contributing an additional 18,000 jobs. Driven by declining suburban vacancy rates, vacancy nationwide decreased from 12.5% in the first quarter of 2019 to 12.2% in the second quarter of 2019, as reported by CB Richard Ellis Econometric Advisors ("CBRE-EA"). Vacancies continue to trend lowest in cities with significant technology or research exposure (e.g., San Francisco, Seattle). The vacancy rate for the Account’s office portfolio decreased to 13.0% in the second quarter of 2019 as compared to 13.9% in the prior quarter, driven primarily by the lease-up of vacant space at the Account's largest office property in the Washington D.C. metro area. Vacancy within the Washington D.C. metro area is now in line with the market average. An above-average vacancy rate in the New York metro area is driven by two properties currently undergoing redevelopment to increase the long term value of the properties. The vacancy rate in the New York metro will remain elevated over the near term as legacy tenants fully vacate the properties and redevelopment efforts move forward.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2019 Q2	2019 Q1	2019 Q2	2019 Q1
Account / Nation			13.0%	13.9%	12.2%	12.5%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,480.2	5.0%	14.7%	19.3%	14.2%	14.6%
San Francisco-Redwood City-South San Francisco, CA	1,294.2	4.4%	4.3%	3.2%	5.1%	5.2%
Boston, MA	1,230.3	4.2%	9.1%	9.3%	8.5%	8.9%
New York-Jersey City-White Plains, NY-NJ	1,204.9	4.1%	25.3%	24.7%	9.0%	9.2%
Los Angeles-Long Beach-Glendale, CA	772.5	2.6%	2.5%	4.8%	12.5%	12.7%

*	Source: CBRE-EA. Market vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the square foot-weighted percentage of unleased space.
Industrial
Industrial market conditions are primarily influenced by GDP growth, international trade, and consumer spending, especially e-commerce sales. The national industrial availability rate increased for the first time after nearly nine years of consecutive declines, from 7.0% in the prior quarter to 7.1% in second quarter of 2019. Vacancy is expected to hover around current rates in the near term, as the gap between supply and demand is normalizing. The sector is in favorable health overall, as American consumer spending continues to show strength in the near term, GDP remains steady, and fears of an escalating trade war between the United States and China and other trade partners have receded to some degree. Trade protectionist measures, both enacted and threatened, remain a potential headwind to the sector's long term growth, but the overall fundamentals of the sector remain strong. The average vacancy rate of the Account’s industrial properties decreased to 4.9% in the second quarter of 2019 from 7.0% in the previous quarter, primarily driven by the inception of new leases at properties in the Fort Lauderdale metro area. Vacancy in the Fort Lauderdale metro area is now below the market average. Vacancy in the the Dallas and Los Angeles metro areas continued to improve as former tenants on month-to-month or similar short-term leases vacated the property and were replaced with leases of a longer duration at market rates.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2019 Q2	2019 Q1	2019 Q2	2019 Q1
Account / Nation			4.9%	7.0%	7.1%	7.0%
Riverside-San Bernardino-Ontario, CA	$915.6	3.1%	0.0%	0.0%	5.4%	5.5%
Tacoma-Lakewood, WA	375.6	1.3%	1.4%	2.0%	5.8%	5.5%
Los Angeles-Long Beach-Glendale, CA	375.0	1.3%	3.2%	7.4%	3.8%	4.6%
Dallas-Plano-Irving, TX	296.4	1.0%	6.6%	10.4%	8.8%	9.2%
Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	289.6	1.0%	1.1%	13.4%	7.0%	6.7%

*
Source: CBRE-EA. Market availability is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space. CBRE-EA considers Tacoma part of the Seattle industrial market. Market vacancy rates reflect the Seattle-Tacoma total.

Multi-Family
Apartment demand is driven by a combination of economic and demographic forces including job growth, household formations, and changes in the U.S. homeownership rate. The national apartment vacancy rate decreased from 4.4% in the prior quarter to 4.1% in second quarter of 2019. Deliveries of new apartments continue to be absorbed well in most markets, and market rents have risen accordingly, especially among units priced for moderate incomes. However, market conditions in the sector are softening, and increased rent concessions are expected in the coming months. The vacancy rate of the Account’s apartment properties increased to 6.6% in the second quarter of 2019 as compared to 6.1% in the prior quarter. The increase was driven by renovations taking place at several properties, including some in the Los Angeles and Denver metro areas. The renovation efforts are expected to enhance the marketability and long-term value of the impacted properties.

			Account Units Weighted Average Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2019 Q2	2019 Q1	2019 Q2	2019 Q1
Account / Nation			6.6%	6.1%	4.1%	4.4%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$772.1	2.6%	7.0%	6.3%	4.2%	4.3%
Los Angeles-Long Beach-Glendale, CA	698.0	2.4%	9.0%	8.7%	3.7%	3.6%
New York-Jersey City-White Plains, NY-NJ	523.9	1.8%	4.1%	2.3%	3.3%	3.3%
Denver-Aurora-Lakewood, CO	411.9	1.4%	9.4%	8.9%	4.8%	5.3%
San Diego-Carlsbad, CA	322.3	1.1%	3.4%	4.0%	3.6%	3.9%

*	Source: CBRE-EA. Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units.
Retail
Retail demand in the Account's portfolio is driven by U.S. consumers, whose willingness to spend directly correlates with retailers' need for domestic rental space. Preliminary data from the U.S. Census Bureau indicate that retail sales excluding motor vehicles and parts increased 1.7% in the second quarter of 2019 and 3.3% on a year-over-year basis. The retail leasing market is increasingly competitive, as the pool of retailers leasing space shrinks due to the long-term trend of consumers moving to digital platforms for retail spending instead of through traditional brick-and-mortar outlets. Retail properties that are older, located in suboptimal locations, or have significant exposure to low quality tenants are especially compromised as the market evolves, but well-positioned properties have shown resiliency due to continued demand for premier retail space. The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers. Moreover, the retail portfolio is managed to minimize significant exposure to any single retailer. The vacancy rate for the Account’s retail portfolio increased to 6.7% in the second quarter of 2019 from 6.5% in the prior quarter, attributed to scheduled lease expirations at several retail properties within the portfolio. New tenants to fill this recently vacated space have largely been identified, with many of the prospective tenants already under contract and scheduled to begin their leases in the coming months.

			Account Units Weighted Average Vacancy		Market Vacancy*
	Total Sector by Metro Area ($M)	% of Total Sector	2019 Q2	2019 Q1	2019 Q2	2019 Q1
National Retail			6.7%	6.5%	6.2%	6.2%
Lifestyle & Mall	$2,500.3	57.8%	4.5%	5.9%	5.3%	5.0%
Neighborhood, Community & Strip	1,231.7	28.5%	8.9%	7.5%	8.8%	8.8%
Power Center**	594.8	13.7%	4.6%	2.5%	7.1%	7.0%
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
INVESTMENTS
As of June 30, 2019, the Account held 78.5% of its total investments in real estate and real estate joint ventures. The Account also held investments in government agency notes representing 7.6% of total investments, U.S. Treasury securities representing 6.6% of total investments, loans receivable representing 3.7% of total investments, real estate-related equity securities representing 2.9% of total investments, and real estate limited partnerships representing 0.7% of total investments.
The outstanding principal on mortgage loans payable on the Account’s wholly-owned real estate portfolio as of June 30, 2019 was $2.8 billion. The Account’s proportionate share of outstanding principal on mortgage loans payable within its joint venture investments was $3.1 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the Consolidated Schedules of Investments. When the mortgage loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of June 30, 2019 was $5.9 billion, which represented a loan to value ratio of 17.8%. The Account has no active loans outstanding on the Line of Credit as of June 30, 2019.
Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, Fashion Show, located in Las Vegas, Nevada, represented 4.6% of total real estate investments and 3.7% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes (i) have maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with the Account’s intent to diversify the Account by property type and geographic location (including reallocating the Account’s exposure to or away from certain property types in certain geographic locations), or (v) otherwise do not satisfy the investment objectives of the Account. Management, from time to time, will evaluate the need to manage liquidity in the Account as part of its analysis as to whether to undertake a particular asset sale. The Account could reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., participant withdrawals or benefit payments).

The following table lists the Account's ten largest investments as of June 30, 2019. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Concentrations of Risk.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Fashion Show	50%	Las Vegas	NV	Retail	$1,202.7	$420.6	$782.1	4.6%	3.7%
SITE Centers Corp	85%	Various	U.S.A.	Retail	1,069.2	252.8	816.4	4.1%	3.3%
The Florida Mall	50%	Orlando	FL	Retail	925.4	158.9	766.5	3.5%	2.8%
Simpson Housing Portfolio	80%	Various	U.S.A.	Apartment	789.8	395.9	393.9	3.0%	2.4%
1001 Pennsylvania Avenue	100%	Washington	D.C.	Office	787.5	319.5	468.0	3.0%	2.4%
Colorado Center	50%	Santa Monica	CA	Office	623.3	268.0	355.3	2.4%	1.9%
Fourth and Madison	100%	Seattle	WA	Office	605.0	287.7	317.3	2.3%	1.9%
99 High Street	100%	Boston	MA	Office	513.0	275.3	237.7	2.0%	1.6%
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	477.1	—	477.1	1.8%	1.5%
425 Park Avenue	100%	New York City	NY	Ground Lease	466.0	—	466.0	1.8%	1.4%

(1)	The Account's share of the fair value of the property investment, gross of debt.

(2)	Debt fair values are presented at the Account's ownership interest.

(3)	The Account's share of the fair value of the property investment, net of debt.

(4)	Total real estate portfolio is the aggregate fair value of the Account's wholly-owned properties and the properties held within a joint venture, gross of debt.

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

Results of Operations
Six months ended June 30, 2019 compared to six months ended June 30, 2018
Net Investment Income
The following table shows the results of operations for the six months ended June 30, 2019 and 2018 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Six Months Ended June 30,		Change
	2019	2018	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$541.0	$549.4	$(8.4)	(1.5)%
Real estate property level expenses:
Operating expenses	117.3	113.2	4.1	3.6%
Real estate taxes	92.0	89.9	2.1	2.3%
Interest expense	53.0	52.4	0.6	1.1%
Total real estate property level expenses	262.3	255.5	6.8	2.7%
Real estate income, net	278.7	293.9	(15.2)	(5.2)%
Income from real estate joint ventures and limited partnerships	109.5	120.5	(11.0)	(9.1)%
Interest	86.2	42.5	43.7	N/M
Dividends	11.6	22.0	(10.4)	(47.3)%
TOTAL INVESTMENT INCOME	486.0	478.9	7.1	1.5%
Expenses:
Investment management charges	36.3	32.4	3.9	12.0%
Administrative charges	25.5	26.7	(1.2)	(4.5)%
Distribution charges	16.6	14.0	2.6	18.6%
Mortality and expense risk charges	0.7	0.6	0.1	16.7%
Liquidity guarantee charges	26.1	24.7	1.4	5.7%
TOTAL EXPENSES	105.2	98.4	6.8	6.9%
INVESTMENT INCOME, NET	$380.8	$380.5	$0.3	0.1%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the six months ended June 30th for each year shown below, "same property," as compared to the comparative increases or decreases associated with the acquisition and disposition of properties made in either period (dollars in millions, unaudited).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2019	2018	$	%	2019	2018	$	%	2019	2018	$	%
Same Property	$489.3	$481.6	$7.7	1.6%	$104.2	$101.4	$2.8	2.8%	$82.3	$80.7	$1.6	2.0%
Properties Acquired	50.1	9.2	40.9	N/M	12.4	2.0	10.4	N/M	9.4	1.8	7.6	N/M
Properties Sold	1.6	58.6	(57.0)	N/M	0.7	9.8	(9.1)	N/M	0.3	7.4	(7.1)	N/M
Impact of Properties Acquired/Sold	51.7	67.8	(16.1)	N/M	13.1	11.8	1.3	N/M	9.7	9.2	0.5	N/M
Total Property Portfolio	$541.0	$549.4	$(8.4)	(1.5)%	$117.3	$113.2	$4.1	3.6%	$92.0	$89.9	$2.1	2.3%
N/M—Not meaningful

Rental Income:
Rental income decreased by $8.4 million, or 1.5%, primarily due to net disposition activity. Rental income of properties held through both comparative periods increased $7.7 million, or 1.6%, driven by rising market rents and reduced rental concessions, most notably among industrial and office properties in California.
Operating Expenses:
Operating expenses increased $4.1 million, or 3.6%, primarily driven by rising costs charged by vendors providing services to the Account's properties, most notably in the office sector. Continued tightening in the U.S. labor market is driving wages upward, causing vendors to raise pricing for services such as maintenance and groundskeeping.
Real Estate Taxes:
Real estate taxes increased $2.1 million, or 2.3%, driven by rising property values across the portfolio, most notably within the office sector.
Interest Expense:
Interest expense increased $0.6 million, or 1.1%, as a result of higher average outstanding principal balances on mortgage loans payable, as compared to the same period in 2018.
Income from Real Estate Joint Ventures and Limited Partnerships:
Income from real estate joint ventures and limited partnerships decreased $11.0 million, or 9.1%, as a result of net dispositions paired with the impact of lower distributions from the Account's retail joint venture investments. Although distributed income declined, undistributed income had a comparable increase during the period such that the change in overall income generated by the joint ventures was flat. Undistributed income is anticipated to be distributed to the Account in future quarters.
Interest and Dividend Income:
Interest income increased $43.7 million due to interest earned on a larger loan receivable portfolio in 2019 as compared to the same period in 2018 paired with an increase in interest earned on the Account's government agency notes and U.S. Treasuries due to higher interest rates. Dividend income decreased $10.4 million due to a smaller REIT portfolio held in 2019 as compared to the same period in 2018.
Expenses:
Investment management, administrative and distribution charges are costs charged to the Account associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. These expenses increased $5.3 million, or 7.3%, from the comparable period of 2018 as result of increased costs related to asset management, primarily driven by an increase in the level of transaction activity by the Account (e.g., real estate purchases and sales). The overall increase was partially offset by reductions in expenses related to information technology.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. These expenses increased $1.5 million, or 5.9%, as a result of an increase in the net assets of the Account from the comparative period.

Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable
The following table shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the six months ended June 30, 2019 and 2018 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Six Months Ended June 30,		Change
	2019	2018	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$—	$43.6	$(43.6)	N/M
Real estate joint ventures and limited partnerships	(43.7)	0.2	(43.9)	N/M
Marketable securities	253.1	6.9	246.2	N/M
Total realized gain on investments:	209.4	50.7	158.7	N/M
Net change in unrealized appreciation (depreciation) on:
Real estate properties	244.2	54.7	189.5	N/M
Real estate joint ventures and limited partnerships	43.7	92.3	(48.6)	N/M
Marketable securities	(17.5)	6.9	(24.4)	N/M
Loans receivable	(2.8)	—	(2.8)	N/M
Mortgage loans payable	(66.3)	55.2	(121.5)	N/M
Net change in unrealized appreciation on investments and mortgage loans payable	201.3	209.1	(7.8)	(3.7)%
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$410.7	$259.8	$150.9	N/M
N/M—Not meaningful
Real Estate Properties, Joint Ventures and Limited Partnerships:
Net realized gains in the Account are primarily attributed to the sale of wholly-owned investments. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments in the second quarter of 2019.
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $244.2 million during the six months ended June 30, 2019 compared to $98.3 million during the comparable period of 2018. Appreciation is primarily concentrated within the industrial and office sectors, with the most notable gains occurring in California. Specific California submarkets, such as Los Angeles and San Francisco, continue to be favored by domestic and foreign institutional investors. These cities have limited opportunities for new construction in favorable locations, and demand continues to increase, allowing market rents and pricing to reach new heights.
Real Estate Joint Ventures and Limited Partnerships:
Realized and unrealized gains of real estate joint ventures and limited partnerships net to zero for the six months ended June 30, 2019, compared to $92.5 million during the comparable period of 2018. Similar to the wholly-owned portfolio, office joint ventures in California have been the strongest performers in 2019; however, the appreciation generated by these office investments was offset by declines in the fair values of the Account's largest retail joint ventures. Rising investor caution to overexposure in retail is tempering pricing among the largest investments in the sector. Moreover, market rents in the retail sector are leveling as lessors navigate an increasingly competitive market for high-quality tenants.

Marketable Securities:
The Account’s marketable securities experienced net realized and unrealized gains of $235.6 million during the six months ended June 30, 2019 compared to net realized and unrealized gains of $13.8 million during the comparable period of 2018. The performance of the Account's REIT portfolio was in line with the FTSE NAREIT All Equity REITs Index in both periods. Additionally, as of June 30, 2019, the Account held $4.2 billion of investments in government agency notes and U.S. Treasury securities, which had nominal changes due to the short-term nature of these investments.
Loans Receivable:
Loans receivable experienced an unrealized loss of $2.8 million during the six months ended June 30, 2019 compared to no gain or loss during the comparable period of 2018. The changes in both periods were minimal as there were no significant changes in the credit quality of the underlying collateral of the debt investments in either period.
Mortgage Loans Payable:
Mortgage loans payable experienced an unrealized loss of $66.3 million during the six months ended June 30, 2019 compared to a $55.2 million unrealized gain during the comparable period of 2018. The changes in both periods were consistent with the directional movement of U.S. Treasury rates.
Net Investment Income
The following table shows the results of operations for the three months ended June 30, 2019 and 2018 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended June 30,		Change
	2019	2018	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$278.4	$277.4	$1.0	0.4%
Real estate property level expenses:
Operating expenses	58.1	55.9	2.2	3.9%
Real estate taxes	45.4	45.0	0.4	0.9%
Interest expense	27.3	28.6	(1.3)	(4.5)%
Total real estate property level expenses	130.8	129.5	1.3	1.0%
Real estate income, net	147.6	147.9	(0.3)	(0.2)%
Income from real estate joint ventures and limited partnerships	59.8	65.6	(5.8)	(8.8)%
Interest	45.1	24.4	20.7	N/M
Dividends	7.2	12.3	(5.1)	(41.5)%
TOTAL INVESTMENT INCOME	259.7	250.2	9.5	3.8%
Expenses:
Investment management charges	16.8	17.8	(1.0)	(5.6)%
Administrative charges	12.2	11.9	0.3	2.5%
Distribution charges	8.7	7.1	1.6	22.5%
Mortality and expense risk charges	0.4	0.3	0.1	33.3%
Liquidity guarantee charges	13.2	12.5	0.7	5.6%
TOTAL EXPENSES	51.3	49.6	1.7	3.4%
INVESTMENT INCOME, NET	$208.4	$200.6	$7.8	3.9%

The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the three months ended June 30th for each year shown below, "same property," as compared to the comparative increases or decreases associated with the acquisition and disposition of properties made in either period (dollars in millions, unaudited).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2019	2018	$	%	2019	2018	$	%	2019	2018	$	%
Same Property	$250.9	$244.6	$6.3	2.6%	$51.5	$50.0	$1.5	3.0%	$35.7	$35.8	$(0.1)	(0.3)%
Properties Acquired	26.9	7.2	19.7	N/M	6.4	1.7	4.7	N/M	9.4	1.8	7.6	N/M
Properties Sold	0.6	25.6	(25.0)	N/M	0.2	4.2	(4.0)	N/M	0.3	7.4	(7.1)	N/M
Impact of Properties Acquired/Sold	27.5	32.8	(5.3)	N/M	6.6	5.9	0.7	N/M	9.7	9.2	0.5	N/M
Total Property Portfolio	$278.4	$277.4	$1.0	0.4%	$58.1	$55.9	$2.2	3.9%	$45.4	$45.0	$0.4	0.9%
N/M—Not meaningful
Rental Income:
Rental income increased by $1.0 million, or 0.4%, due to rising market rents and reduced rental concessions, most notably among office and industrial properties in California. Market rents in the office, industrial and apartment sectors have trended upward the last several consecutive quarters, but retail market rents have largely remained flat over the same period. These increases were partially offset by net disposition activity.
Operating Expenses:
Operating expenses increased $2.2 million, or 3.9%, primarily driven by rising costs charged by vendors providing services to the Account's properties, most notably in the office sector. Continued tightening in the U.S. labor market is driving wages upward, causing vendors to raise pricing for services such as maintenance and groundskeeping.
Real Estate Taxes:
Real estate taxes increased $0.4 million, or 0.9%, primarily due to net acquisition activity.
Interest Expense:
Interest expense decreased $1.3 million, or 4.5%, as a result of lower average outstanding principal balances on mortgage loans payable, as compared to the same period in 2018.
Income from Real Estate Joint Ventures and Limited Partnerships:
Income from real estate joint ventures and limited partnerships decreased $5.8 million, or 8.8%, as a result of net dispositions paired with the impact of lower distributions from the Account's retail joint venture investments. Although distributed income declined, undistributed income had a comparable increase during the period such that the change in overall income generated by the joint ventures was flat. Undistributed income is anticipated to be distributed to the Account in future quarters.
Interest and Dividend Income:
Interest income increased $20.7 million due to interest earned on a larger loan receivable portfolio in 2019 as compared to the same period in 2018 paired with an increase in interest earned on the Account's government agency notes and U.S. Treasuries due to higher interest rates. Dividend income decreased $5.1 million due to a smaller REIT portfolio held in 2019 as compared to the same period in 2018.
Expenses:
Investment management, administrative and distribution charges are costs charged to the Account associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. These expenses increased $0.9 million, or 2.4%, from the comparable period of 2018, as a result of increased costs related to asset management, primarily driven by an increase in the level of transaction activity by the Account (e.g., real estate purchases and sales). The overall increase was partially offset by reductions in expenses related to information technology.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. These expenses increased $0.8 million, or 6.3%, as a result of an increase in the net assets of the Account from the comparative period.
Net Realized and Unrealized Gains and Losses on Investments and Mortgage Loans Payable
The following table shows the net realized and unrealized gains and losses on investments and mortgage loans payable for the three months ended June 30, 2019 and 2018 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended June 30,		Change
	2019	2018	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND MORTGAGE LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$—	$55.4	$(55.4)	N/M
Real estate joint ventures and limited partnerships	(48.8)	—	(48.8)	N/M
Marketable securities	112.1	3.9	108.2	N/M
Total realized gain on investments:	63.3	59.3	4.0	6.7%
Net change in unrealized appreciation (depreciation) on:
Real estate properties	170.3	(47.6)	217.9	N/M
Real estate joint ventures and limited partnerships	41.2	68.0	(26.8)	(39.4)%
Marketable securities	(93.8)	97.7	(191.5)	N/M
Loans receivable	(4.0)	(0.1)	(3.9)	N/M
Mortgage loans payable	(36.7)	27.5	(64.2)	N/M
Net change in unrealized appreciation on investments and mortgage loans payable	77.0	145.5	(68.5)	(47.1)%
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND MORTGAGE LOANS PAYABLE	$140.3	$204.8	$(64.5)	(31.5)%
N/M—Not meaningful
Real Estate Properties, Joint Ventures and Limited Partnerships:
Net realized gains in the Account are primarily attributed to the sale of wholly-owned investments. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $170.3 million during the second quarter of 2019 compared to $7.8 million during the comparable period of 2018. Appreciation is primarily concentrated within the industrial and office sectors, with the most notable gains occurring in California.
Real Estate Joint Ventures and Limited Partnerships:
Real estate joint ventures and limited partnerships experienced net realized and unrealized losses of $7.6 million during the second quarter of 2019, compared to $68.0 million of net realized and unrealized gains during the comparable period of 2018. Net losses in the second quarter of 2019 were driven by the Account's largest retail joint ventures, attributed to rising investor caution to overexposure in the retail sector.
Marketable Securities:
The Account’s marketable securities experienced net realized and unrealized gains of $18.3 million during the second quarter of 2019 compared to net realized and unrealized gains of $101.6 million during the comparable period of 2018. The performance of the Account's REIT portfolio was in line with the FTSE NAREIT All Equity REITs Index in both periods. Additionally, as of June 30, 2019, the Account held $4.2 billion of investments in government agency notes and U.S. Treasury securities, which had nominal changes due to the short-term nature of these investments.
Loans receivable:
Loans receivable experienced an unrealized loss of $4.0 million during the second quarter of 2019 compared to a $0.1 million unrealized loss during the comparable period of 2018. The changes in both periods were minimal as there were no significant changes in the credit quality of the underlying collateral of the debt investments in either period.
Mortgage Loans Payable:
Mortgage loans payable experienced an unrealized loss of $36.7 million during the second quarter of 2019 compared to a $27.5 million unrealized gain during the comparable period of 2018. The changes in both periods were consistent with the directional movement of U.S. Treasury rates.
Liquidity and Capital Resources
As of June 30, 2019 and December 31, 2018, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $4.2 billion and $4.1 billion representing 15.7% and 15.8% of the Account’s net assets at such dates, respectively.
Net Income and Marketable Securities
The Account’s net investment income is a source of liquidity for the Account. Net investment income was $380.8 million for the six months ended June 30, 2019, as compared to $380.5 million for the comparable period of 2018. The increase in total net investment income is described more fully in the Results of Operations section.
As of June 30, 2019, cash and cash equivalents, along with real estate-related and non-real estate related marketable securities comprised 18.9% of the Account’s net assets. The Account’s real estate-related marketable securities primarily consist of publicly traded REITs. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., participant withdrawals or benefit payments).
The Account has a $500.0 million unsecured line of credit available as needed to fund the Account's near-term objectives, as further described in Note 10—Line of Credit. As of June 30, 2019, the Account has no active loans outstanding on the unsecured line of credit.
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
As of June 30, 2019, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan to value ratio”) was 17.8%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.
As of June 30, 2019, there is one mortgage obligation secured by real estate investments wholly-owned by the Account maturing within the next twelve months. The Account has sufficient liquidity in the form of cash and cash equivalents and securities to meet its mortgage obligations.
In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.
Recent Transactions
The following describes transactions occurring during the second quarter of 2019 related to real estate properties, real estate joint ventures and limited partnerships, loans receivable, and mortgage loans payable. Except as noted, expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. Dollar amounts are shown in millions.
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price (1)
Sole at Brandon	5/8/2019	100.00%	Apartments	Riverview, FL	$77.6
District on La Frontera	5/15/2019	100.00%	Apartments	Austin, TX	73.8
I-35 Logistics Center	6/4/2019	95.00%	Land	Fort Worth, TX	9.6
101 N. Tryon Street	6/14/2019	85.00%	Office	Charlotte, NC	113.4
Vista Station Office Portfolio	6/26/2019	100.00%	Office	Draper, UT	111.2

(1)	The net purchase price represents the purchase price and closing costs.
Sales

Property Name	Sales Date	Ownership Percentage	Sector	Location	Net Sales Price (1)	Realized Loss on Sale
Westside Centre(2)	4/16/2019	85.00%	Retail	Huntsville, AL	$29.8	$(48.8)

(1)	The net sales price represents the sales price, less selling expenses.

(2)	Westside Centre, a property held within the DDRTC Core Retail Fund, LLC, was sold in April 2019.
Loans Receivable

Borrower Name	Financing Date	Interest Rate	Sector	Maturity Date	Location	Loan Amount(1)
Park Avenue Tower Mezzanine	4/22/2019	4.35% + LIBOR	Office	3/9/2024	New York, NY	$85.0
BREP VIII Industrial Loan Facility Mezzanine	5/1/2019	5.00% + LIBOR	Industrial	3/9/2026	Sparks, NV	43.6

(1)	Loan Amount represents the Account's mezzanine loan receivable position.

Financings

Property Name	Financing/Payoff Date	Ownership Percentage	Interest Rate	Sector	Maturity Date	Location	Financing Amount(1)
District on La Frontera	5/15/2019	100.00%	3.84%	Apartments	12/1/2024	Austin, TX	$39.6
District on La Frontera	5/15/2019	100.00%	4.96%	Apartments	12/1/2024	Austin, TX	4.4
101 N. Tryon Street	6/14/2019	85.00%	1.75% + LIBOR	Office	6/1/2024	Charlotte, NC	69.0
DDRTC Holdings Pool 3(2)	6/26/2019	85.00%	3.85%	Retail	6/30/19	Various	(131.2)
DDRTC Holdings Pool 5(3)	6/26/2019	85.00%	3.61%	Retail	6/30/19	Various	(134.6)
Vista Station Office Portfolio	6/26/2019	100.00%	4.00%	Office	7/1/2025	Draper, UT	20.8
Vista Station Office Portfolio	6/26/2019	100.00%	4.20%	Office	11/1/2025	Draper, UT	45.2

(1)	Value represents a new mortgage loan or loan payoff.

(2)	The loan payoff of DDRTC Holdings Pool 3 represents the extinguishment of mortgage debt associated with five properties held within DDRTC Core Retail Fund, LLC.

(3)	The loan payoff of DDRTC Holdings Pool 5 represents the extinguishment of mortgage debt associated with eight properties held within DDRTC Core Retail Fund, LLC.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint venture, limited partnerships and loans receivable, which, as of June 30, 2019, represented 82.9% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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
As of June 30, 2019, 17.1% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., U.S. government agency notes) and REIT securities. The Consolidated Schedule of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in the Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.
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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2019. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures provide reasonable assurance that material information required to be included in the Account's periodic reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
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
(101)
The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2019 (Unaudited), formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities as of June 30, 2019 (Unaudited), (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 (Unaudited) , (iii) the Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2019 and 2018 (Unaudited), (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (Unaudited), and (v) the Notes to the Consolidated Financial Statements (Unaudited).**

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 8th day of August 2019.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

August 8, 2019	By:	/s/ Carol W. Deckbar
Carol W. Deckbar Executive Vice President, Teachers Insurance and Annuity Association of America and Chief Product Officer of TIAA Financial Solutions Product Group (Principal Executive Officer)

August 8, 2019	By:	/s/ Oluseun S. Salami
Oluseun S. Salami Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)