Form 10-Q
period 2019-09-30
TIAA REAL ESTATE ACCOUNT
filed 2019-11-07
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2019
OR
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
YES ☐  NO ☒

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $12,715.4 and $12,687.8)	$15,719.7	$15,531.1
Real estate joint ventures and limited partnerships (cost: $5,984.5 and $5,207.8)	7,156.3	6,532.5
Marketable securities:
Real estate-related (cost: $690.3 and $1,274.7)	852.9 (1)	1,415.1	(1)
Other (cost: $4,221.9 and $4,088.9)	4,224.3	4,088.7
Loans receivable (cost: $1,240.4 and $910.6)	1,239.0	913.0
Loans receivable with related parties (cost: $69.3 and $0.0)	68.9	—
Total investments (cost: $24,921.8 and $24,169.8)	29,261.1	28,480.4
Cash and cash equivalents	13.6	3.8
Due from investment manager	3.9	2.2
Other	348.4 (2)	331.8	(2)
TOTAL ASSETS	29,627.0	28,818.2
LIABILITIES
Loans payable, at fair value (principal outstanding: $2,270.2 and $2,688.1)	2,288.5	2,608.0
Accrued real estate property expenses	240.6	222.4
Payable for collateral for securities loaned	2.8	68.8
Other	58.4	76.4
TOTAL LIABILITIES	2,590.3	2,975.6
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	26,494.3	25,320.1
Annuity Fund	542.4	522.5
TOTAL NET ASSETS	$27,036.7	$25,842.6
NUMBER OF ACCUMULATION UNITS OUTSTANDING	60.9	60.7
NET ASSET VALUE, PER ACCUMULATION UNIT	$435.222	$417.416
(1) Includes securities loaned of $2.7 million at September 30, 2019 and $67.4 million at December 31, 2018.
(2) Includes cash collateral for securities loaned of $2.8 million at September 30, 2019 and $68.8 million at December 31, 2018.

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
INVESTMENT INCOME
Real estate income, net:
Rental income	$282.6	$273.3	$823.6	$822.7
Real estate property level expenses and taxes:
Operating expenses	64.5	58.5	181.8	171.7
Real estate taxes	46.9	45.4	138.9	135.3
Interest expense	27.1	30.4	80.1	82.8
Total real estate property level expenses and taxes	138.5	134.3	400.8	389.8
Real estate income, net	144.1	139.0	422.8	432.9
Income from real estate joint ventures and limited partnerships	61.4	37.3	170.9	157.8
Interest	43.5	35.1	129.7	77.6
Dividends	5.9	14.7	17.5	36.7
TOTAL INVESTMENT INCOME	254.9	226.1	740.9	705.0
Expenses:
Investment management charges	17.3	13.9	53.6	46.3
Administrative charges	12.1	14.3	37.6	41.0
Distribution charges	7.5	6.8	24.1	20.8
Mortality and expense risk charges	0.3	0.3	1.0	0.9
Liquidity guarantee charges	15.3	12.8	41.4	37.5
TOTAL EXPENSES	52.5	48.1	157.7	146.5
INVESTMENT INCOME, NET	202.4	178.0	583.2	558.5
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	300.0	179.8	300.0	223.4
Real estate joint ventures and limited partnerships	—	56.8	(43.7)	57.0
Marketable securities	27.5	3.3	280.6	10.2
Net realized gain on investments	327.5	239.9	536.9	290.6
Net change in unrealized appreciation (depreciation) on:
Real estate properties	(83.2)	(65.2)	161.0	(10.5)
Real estate joint ventures and limited partnerships	(138.0)	(49.3)	(94.3)	43.0
Marketable securities	37.3	(6.4)	19.8	0.5
Loans receivable	(1.0)	1.0	(3.8)	1.0
Loans receivable with related parties	(0.4)	—	(0.4)	—
Loans payable	(32.1)	(0.8)	(98.4)	54.4
Net change in unrealized appreciation (depreciation) on investments and loans payable	(217.4)	(120.7)	(16.1)	88.4
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND LOANS PAYABLE	110.1	119.2	520.8	379.0
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$312.5	$297.2	$1,104.0	$937.5

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
FROM OPERATIONS
Investment income, net	$202.4	$178.0	$583.2	$558.5
Net realized gain on investments	327.5	239.9	536.9	290.6
Net change in unrealized appreciation (depreciation) on investments and loans payable	(217.4)	(120.7)	(16.1)	88.4
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	312.5	297.2	1,104.0	937.5
FROM PARTICIPANT TRANSACTIONS
Premiums	641.6	648.2	1,990.1	1,920.9
Annuity payments	(11.6)	(11.2)	(35.0)	(33.6)
Withdrawals and death benefits	(638.4)	(600.6)	(1,865.0)	(2,133.3)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	(8.4)	36.4	90.1	(246.0)
NET INCREASE IN NET ASSETS	304.1	333.6	1,194.1	691.5
NET ASSETS
Beginning of period	26,732.6	25,300.5	25,842.6	24,942.6
End of period	$27,036.7	$25,634.1	$27,036.7	$25,634.1

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	For the Nine Months Ended September 30,
	2019		2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,104.0		$937.5
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain on investments	(536.9)		(290.6)
Net change in unrealized appreciation (depreciation) on investments and loans payable	16.1		(88.4)
Purchase of real estate properties	(491.8)		(542.2)
Capital improvements on real estate properties	(219.4)		(165.5)
Proceeds from sale of real estate properties	813.0		1,223.5
Purchases of long term investments	(1,047.2)		(644.5)
Proceeds from long term investments	1,145.2		629.5
Purchases and originations of loans receivable	(356.9)		(699.6)
Purchases and originations of loans receivable with related parties	(69.3)		—
Proceeds from sales of loans receivable	—		78.7
Proceeds from payoffs of loans receivable	27.1		65.6
Increase in other investments	(133.0)		(957.3)
Change in due from investment manager	(1.7)		(5.1)
(Increase) Decrease in other assets	(14.9)		24.6
(Increase) Decrease in other liabilities	(70.4)		10.3
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	163.9		(423.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	47.5		712.8
Payments of mortgage loans	(290.0)		(42.1)
Premiums	1,990.1		1,920.9
Annuity payments	(35.0)		(33.6)
Withdrawals and death benefits	(1,865.0)		(2,133.3)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(152.4)		424.7
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	11.5		1.2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period cash, cash equivalents and restricted cash	47.3		54.0
Net increase in cash, cash equivalents and restricted cash	11.5		1.2
End of period cash, cash equivalents and restricted cash	$58.8		$55.2
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$82.2		$80.1
Mortgage loan assumed as part of real estate acquisition	$110.0		$105.1
Mortgage loan assignment as part of real estate disposition	$(285.4)		$(216.5)
Stock consideration received from the disposition of marketable securities	$—	—	$6.1
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	As of September 30,
	2019	2018
Cash and cash equivalents	$13.6	$10.1
Restricted cash(1)	45.2	45.1
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$58.8	$55.2
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
The Consolidated Financial Statements of the Account as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Account’s annual report on Form 10-K for the year ended December 31, 2018.
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
Determination of Investments at Fair Value: The Account reports all investments at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. Further in accordance with the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at the election of Account management, loans payable and a line of credit are reported at fair value. The FASB has defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants excluding transaction costs.

The following is a description of the valuation methodologies used to determine the fair value of the Account’s investments and investment related loans payable.
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
Valuation of Real Estate Joint Ventures—Real estate joint ventures are stated at the fair value of the Account’s ownership interests of the underlying entities. The Account’s ownership interests are valued based on the fair value of the underlying real estate, any related loans payable, and other factors, such as ownership percentage, ownership rights, buy/sell agreements, distribution provisions and capital call obligations. The fair value of real estate and loans payable held by joint ventures is determined in the same manner described above in Valuation of Real Estate Properties. The independent fiduciary reviews and approves all valuation adjustments before such adjustments are recorded by the Account. Upon the disposition of all real estate investments by an investee entity, the Account will continue to state its equity in the remaining net assets of the investee entity during the wind down period, if any, which occurs prior to the dissolution of the investee entity.
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
Valuation of Loans Payable (i.e. the Account as a debtor)—Mortgage or other loans payable are stated at fair value. The estimated fair value of loans payable is generally based on the amount at which the liability could be transferred in a current transaction, exclusive of transaction costs. Fair values are estimated based on market factors, such as market interest rates and spreads on comparable loans, the liquidity for loans of similar characteristics, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the maturity date of the loan, the return demands of the market, and the credit quality of the Account. Different assumptions or changes in future market conditions could significantly affect estimated fair values. At times, the Account may assume debt in connection with the purchase of real estate (including under the Account's line of credit or additional credit facilities). The independent fiduciary reviews and approves all valuation adjustments before such adjustments are recorded by the Account.
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
Interest income accruals are suspended when a loan becomes a non-performing loan, defined as a loan more than ninety days in arrears or at any point when management believes the full collection of principal is doubtful. Interest income on non-performing loans is recognized only as cash payments are received. Loans can be rehabilitated to accrual status once all past due interest has been collected and management believes the full collection of principal is likely.
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
Restricted Cash: The Account held restricted cash in escrow accounts for security deposits, as required by certain states, as well as for property taxes, insurance, and various other property related matters as required by certain creditors related to outstanding loans payable collateralized by certain real estate investments. These amounts are recorded within other assets on the Consolidated Statements of Assets and Liabilities. See Note 9—Loans Payable for additional information regarding the Account’s outstanding loans payable.
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

As of September 30, 2019, securities lending transactions are for real-estate related equity securities, and the resulting loans are continuous, can be recalled at any time, and have no set maturity. Securities lending income recognized by the Account consists of interest earned on cash collateral and lending fees, net of any rebates to the borrower and compensation to the agent. Such income is reflected within interest income on the Consolidated Statements of Operations.  In lending its securities, the Account bears the market risk with respect to the investment of collateral and the risk that the agent may default on its contractual obligations to the Account. The agent bears the risk that the borrower may default on its obligation to return the loaned securities as the agent is contractually obligated to indemnify the Account if at the time of a default by a borrower some or all of the loan securities have not been returned.
Accounting Pronouncements
Adopted
In February 2016, the FASB issued Accounting Standards Update 2016-02 Leases (Topic 842) (“ASU 2016-02”) which supersedes Topic 840, Leases. ASU 2016-02 applies to all entities that enter into leases. Lessees are required to report assets and liabilities that arise from leases. Lessor accounting has largely remained unchanged; however, certain refinements were made to conform with revenue recognition guidance in the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. ASU 2016-02 contains certain practical expedients, which the Account has elected. The Account's exposure to ASU 2016-02 is primarily as a lessor. The Account's exposure to ASU 2016-02 from the perspective of a lessee is limited to ground leases. The Account adopted ASU 2016-02 as of January 1, 2019. New disclosures required by ASC 2016-02 are included in the Notes to the Consolidated Financial Statements, refer to Note 4—Leases.
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
Pending Adoption
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurements. ASU 2018-13 modifies the disclosures required for fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019. Management has concluded the guidance will not materially impact the Account's Notes to the Consolidated Financial Statements.
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
The Account has loans receivable outstanding with related parties as of September 30, 2019. The loans are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1 - Organization and Significant Accounting Policies. The following table presents the key terms of the loans as of the reporting date (unaudited):

		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
Principal						September 30, 2019	December 31, 2018
2019	2018
36.5	—	MRA Hub 34 Holding, LLC	95.00%	2.50% + LIBOR	9/1/2022	$36.5	$—
32.8	—	THP Student Housing, LLC	97.00%	3.200%	9/1/2024	32.4	—
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						$68.9	$—
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
As of September 30, 2019, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 3% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry. There are no significant lease expirations scheduled to occur over the next twelve months.
The Account’s wholly-owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of September 30, 2019 (unaudited):

Diversification by Fair Value(1)

	West	East	South	Midwest	Total
Office	11.9%	19.0%	5.3%	—%	36.2%
Apartment	9.1%	7.3%	7.6%	1.0%	25.0%
Retail	6.9%	3.3%	7.9%	0.9%	19.0%
Industrial	9.1%	1.5%	4.8%	0.5%	15.9%
Other(2)	0.6%	3.1%	0.2%	—%	3.9%
Total	37.6%	34.2%	25.8%	2.4%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interests in Storage Portfolio investments, a fee interest encumbered by a ground lease real estate investment and land.
Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY.
Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV.
Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX.
Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI.
Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2090. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, as of September 30, 2019 (unaudited) and December 31, 2018 are as follows (millions):

	Years Ended December 31,
	As of		As of
	September 30, 2019		December 31, 2018
2019	$139.1	(1)	$535.2
2020	540.5		497.7
2021	489.2		431.5
2022	424.4		366.9
2023	362.8		307.8
Thereafter	3,078.8		2,701.8
Total	$5,034.8		$4,840.9
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
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (millions, unaudited):

September 30, 2019
Assets:
Right-of-use assets, at fair value	$25.7
Liabilities:
Ground lease liabilities, at fair value	$25.7

Key Terms
Weighted-average remaining lease term (years)	84.6
Weighted-average discount rate(1)	6.15%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.
For the nine months ended September 30, 2019, operating lease costs related to ground leases were $0.9 million . These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (millions, unaudited):

	Years Ended December 31,
	As of		As of
	September 30, 2019		December 31, 2018
2019(1)	$0.3	(1)	$1.2
2020	1.2		1.2
2021	1.2		1.2
2022	1.3		1.3
2023	1.3		1.3
Thereafter	388.0		388.0
Total	$393.3		$394.2
(1) Representative of minimum rents owed for the remaining months of the calendar year ending December 31, 2019.
Note 5—Assets and Liabilities Measured at Fair Value on a Recurring Basis
Valuation Hierarchy: The Account’s fair value measurements are grouped into three levels, as defined by the FASB. The levels are defined as follows:

•	Level 1 fair value inputs are quoted prices for identical items in active, liquid and visible markets such as stock exchanges.

•	Level 2 fair value inputs are observable information for similar items in active or inactive markets, and appropriately consider counterparty creditworthiness in the valuations.

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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 (unaudited) and December 31, 2018, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3); and fair value using the practical expedient (millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at September 30, 2019
Real estate properties	$—	$—	$15,719.7	$—	$15,719.7
Real estate joint ventures	—	—	6,955.2	—	6,955.2
Limited partnerships	—	—	—	201.1	201.1
Marketable securities:
Real estate-related	852.9	—	—	—	852.9
Government agency notes	—	557.2	—	—	557.2
United States Treasury securities	—	2,512.3	—	—	2,512.3
Corporate bonds		1,154.8			1,154.8
Loans receivable (1)	—	—	1,307.9	—	1,307.9
Total Investments at September 30, 2019	$852.9	$4,224.3	$23,982.8	$201.1	$29,261.1
Loans payable	$—	$—	$(2,288.5)	$—	$(2,288.5)

(1) Amount shown is reflective of loans receivable and loans receivable with related parties.

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2018
Real estate properties	$—	$—	$15,531.1	$—	$15,531.1
Real estate joint ventures	—	—	6,356.6	—	6,356.6
Limited partnerships	—	—	—	175.9	175.9
Marketable securities:
Real estate-related	1,415.1	—	—	—	1,415.1
Government agency notes	—	2,050.7	—	—	2,050.7
United States Treasury securities	—	2,038.0	—	—	2,038.0
Loans receivable	—	—	913.0	—	913.0
Total Investments at December 31, 2018	$1,415.1	$4,088.7	$22,800.7	$175.9	$28,480.4
Loans payable	$—	$—	$(2,608.0)	$—	$(2,608.0)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2019 and 2018 (millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable(3)	Total Level 3 Investments	Loans Payable
For the three months ended September 30, 2019
Beginning balance July 1, 2019	$16,471.9	$6,720.3	$1,105.1	$24,297.3	$(2,774.7)
Total realized and unrealized gains (losses) included in changes in net assets	216.8	(131.5)	(1.4)	83.9	(32.1)
Purchases(1)	126.3	366.9	207.2	700.4	(47.5)
Sales	(1,095.3)	—	—	(1,095.3)	—
Settlements(2)	—	(0.5)	(3.0)	(3.5)	565.8
Ending balance September 30, 2019	$15,719.7	$6,955.2	$1,307.9	$23,982.8	$(2,288.5)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable(3)	Total Level 3 Investments	Loans Payable
For the nine months ended September 30, 2019
Beginning balance January 1, 2019	$15,531.1	$6,356.6	$913.0	$22,800.7	$(2,608.0)
Total realized and unrealized gains (losses) included in changes in net assets	461.0	(145.1)	(4.2)	311.7	(98.4)
Purchases(1)	826.0	750.8	426.2	2,003.0	(157.5)
Sales	(1,098.4)	—	—	(1,098.4)	—
Settlements(2)	—	(7.1)	(27.1)	(34.2)	575.4
Ending balance September 30, 2019	$15,719.7	$6,955.2	$1,307.9	$23,982.8	$(2,288.5)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Loans Payable
For the three months ended September 30, 2018
Beginning balance July 1, 2018	$16,042.7	$5,915.3	$618.3	$22,576.3	$(2,891.4)
Total realized and unrealized gains included in changes in net assets	114.6	7.5	1.0	123.1	(0.8)
Purchases(1)	253.7	242.1	380.1	875.9	(72.0)
Sales	(1,065.1)	—	—	(1,065.1)	—
Settlements(2)	—	(369.6)	(144.3)	(513.9)	221.0
Ending balance September 30, 2018	$15,345.9	$5,795.3	$855.1	$21,996.3	$(2,743.2)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Loans Payable
For the nine months ended September 30, 2018
Beginning balance January 1, 2018	$15,742.7	$5,860.6	$298.8	$21,902.1	$(2,238.3)
Total realized and unrealized gains (losses) included in changes in net assets	212.9	99.1	1.0	313.0	54.4
Purchases(1)	830.3	325.9	699.6	1,855.8	(817.9)
Sales	(1,440.0)	—	—	(1,440.0)	—
Settlements(2)	—	(490.3)	(144.3)	(634.6)	258.6
Ending balance September 30, 2018	$15,345.9	$5,795.3	$855.1	$21,996.3	$(2,743.2)

(1)	Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable and assumption of loans payable.

(2)	Includes operating income for real estate joint ventures net of distributions, principal payments and payoffs of loans receivable, and principal payments and extinguishment of loans payable.

(3)	Amount shown is reflective of loans receivable and loans receivable with related parties.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of September 30, 2019 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 8.5% (6.6%) 4.0% - 7.5% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.9% - 7.0% (5.0%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 9.3% (6.7%) 4.3% - 8.3% (5.4%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.9% - 7.8% (4.9%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 7.8% (6.5%) 4.3% - 6.8% (5.1%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 6.0% (4.6%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.0% - 11.7% (6.6%) 4.3% - 9.2% (5.4%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3% - 11.0% (4.9%)
Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	31.6% - 59.9% (46.6%) 3.2% - 4.4% (3.6%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	31.6% - 59.9% (46.6%) 1.2 - 1.4 (1.3)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.5% - 61.2% (47.3%) 3.2% - 3.6% (3.4%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	30.5% - 61.2% (47.3%) 1.2 - 1.5 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	32.1% - 63.3% (40.9%) 3.2% - 4.4% (3.6%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	32.1% - 63.3% (40.9%) 1.2 - 1.5 (1.3)
Loans Receivable	Office, Industrial, Apartment, Retail and Storage	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	49.7% - 86.2% (75.6%) 3.6% - 8.7% (6.8%)

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
Loans Payable: The significant unobservable inputs used in the fair value measurement of the Account’s loans payable are the loan to value ratios and the selection of certain credit spreads and weighted average cost of capital risk premiums. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value, respectively.
Loans Receivable: The significant unobservable inputs used in the fair value measurement of the Account’s loans receivable are the loan to value ratios and the selection of certain credit spreads. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value, respectively.
During the nine months ended September 30, 2019 and 2018, there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable(1)	Total Level 3 Investments	Loans Payable
For the three months ended September 30, 2019	$183.9	$(131.6)	$(1.4)	$50.9	$(16.7)
For the nine months ended September 30, 2019	$428.1	$(143.8)	$(4.2)	$280.1	$(83.0)
For the three months ended September 30, 2018	$48.1	$(18.1)	$1.1	$31.1	$4.8
For the nine months ended September 30, 2018	$158.8	$73.5	$1.1	$233.4	$60.0
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At September 30, 2019, the Account held investments in joint ventures with ownership interest percentages that ranged from 33.3% to 97.0%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold.
A condensed summary of the results of operations of the joint ventures are shown below (millions, unaudited):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Revenue and Expenses
Revenues	$287.7	$237.2	$825.6	$694.2
Expenses	151.7	122.8	446.4	381.0
Excess of revenues over expenses	$136.0	$114.4	$379.2	$313.2
Note 7—Investments in Limited Partnerships
Taconic New York City GP Fund, LP prohibits redemptions from the fund prior to liquidation. Liquidation of the fund is estimated to begin no earlier than 2024. The partnership allows the Account to sell its interest in the fund, subject to the consent and approval of the general partner.
LCS SHIP Venture I, LLC prohibits redemptions from the fund prior to liquidation. Liquidation of the fund is estimated to begin no earlier than 2025. The Account is permitted to sell or transfer its interest in the fund with the consent and approval of the manager.
Veritas Trophy VI, LLC prohibits redemptions from the fund prior to liquidation. The Account is not permitted to sell or transfer its interest in the fund until August 2, 2022. After this date, the Account can sell or transfer its interest in the fund with the consent and approval of the manager.
SP V - II, LLC prohibits redemptions from the fund prior to liquidation. Liquidation of the fund is estimated to begin no earlier than 2022. The Account is permitted to sell or transfer its interest in the fund with the consent and approval of the manager.

Note 8—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s direct and indirect interest in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (millions):

	September 30, 2019
	(unaudited)		December 31, 2018
	Fair Value	%	Fair Value	%
Office(1)	$751.1	57.4%	$512.1	56.2%
Industrial	223.3	17.1%	176.4	19.3%
Retail	158.5	12.1%	101.6	11.1%
Storage	82.0	6.3%	63.2	6.9%
Apartments(1)	93.0	7.1%	59.7	6.5%
	$1,307.9	100.0%	$913.0	100.0%
(1) Includes loans receivable with related parties.
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
The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of September 30, 2019 (unaudited), listed in order of the strength of the risk rating (from strongest to weakest):

	Number of Loans	Fair Value	%
AA	1	47.5	3.6%
BBB	3	179.1	13.7%
BB	7	336.1	25.8%
B	8	670.0	51.2%
NR(1)	3	75.2	5.7%
	22	$1,307.9	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of September 30, 2019, this is comprised of two loans with related parties and one loan to an unaffiliated entity. The loans are collateralized by equity interests in real estate investments.
The Account had no loans in non-performing status as of September 30, 2019.

Note 9—Loans Payable
At September 30, 2019, the Account had outstanding loans payable secured by the following assets (millions):

Property	Annual Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of		Maturity
		September 30, 2019 (unaudited)	December 31, 2018
Mass Court	2.88% paid monthly	—	90.2	September 1, 2019
Red Canyon at Palomino Park(4)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(4)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(4)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows Apartments	5.17% paid monthly	44.6	44.6	August 1, 2020
The Knoll(1)	3.98% paid monthly	16.5	16.9	December 5, 2020
Ascent at Windward	3.51% paid monthly	34.6	34.6	January 1, 2022
The Palatine(1)	4.25% paid monthly	76.3	77.4	January 10, 2022
The Forum at Carlsbad(1)	4.25% paid monthly	86.1	87.3	March 1, 2022
Fusion 1560	3.42% paid monthly	37.4	37.4	June 10, 2022
San Diego Office Portfolio	3.62% paid monthly	47.5	—	August 15, 2022
The Colorado(1)	3.69% paid monthly	88.6	89.9	November 1, 2022
The Legacy at Westwood(1)	3.69% paid monthly	45.1	45.8	November 1, 2022
Regents Court(1)	3.69% paid monthly	38.3	38.8	November 1, 2022
Fourth & Madison	3.75% paid monthly	—	198.2	June 1, 2023
Fourth & Madison	4.17% paid monthly	—	90.0	June 1, 2023
1001 Pennsylvania Avenue(1)	3.70% paid monthly	322.3	327.0	June 1, 2023
Biltmore at Midtown	3.94% paid monthly	36.4	36.4	July 5, 2023
Cherry Knoll	3.78% paid monthly	35.3	35.3	July 5, 2023
Lofts at SoDo	3.94% paid monthly	35.1	35.1	July 5, 2023
1401 H Street, NW	3.65% paid monthly	115.0	115.0	November 5, 2024
The District on La Frontera(1)	3.84% paid monthly	39.4	—	December 1, 2024
The District on La Frontera(1)	4.96% paid monthly	4.4	—	December 1, 2024
Circa Green Lake	3.71% paid monthly	52.0	52.0	March 5, 2025
Union - South Lake Union	3.66% paid monthly	57.0	57.0	March 5, 2025
Holly Street Village	3.65% paid monthly	81.0	81.0	May 1, 2025
Township Apartments	3.65% paid monthly	—	49.0	May 1, 2025
32 South State Street	4.48% paid monthly	24.0	24.0	June 6, 2025
Vista Station Office Portfolio(1)	4.00% paid monthly	20.6	—	July 1, 2025
780 Third Avenue	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue	3.55% paid monthly	20.0	20.0	August 1, 2025
Vista Station Office Portfolio(1)	4.20% paid monthly	45.0	—	November 1, 2025
701 Brickell Avenue	3.66% paid monthly	184.0	184.0	April 1, 2026
55 Second Street	3.74% paid monthly	—	137.5	October 1, 2026
1900 K Street, NW	3.93% paid monthly	163.0	163.0	April 1, 2028
99 High Street	3.90% paid monthly	277.0	277.0	March 1, 2030
Total Principal Outstanding		$2,270.2	$2,688.1
Fair Value Adjustment(3)		18.3	(80.1)
Total Loans Payable		$2,288.5	$2,608.0

(1)	The mortgage is adjusted monthly for principal payments.

(2)	Interest rates are fixed. Some mortgages held by the Account are structured to begin principal and interest payments after an initial interest only period.

(3)
The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1—Organization and Significant Accounting Policies.

(4)	Represents mortgage loans on individual properties held within the Palomino Park portfolio.

Note 10—Line of Credit
On September 20, 2018, the Account entered into a $500.0 million unsecured revolving credit agreement (“Line of Credit”) syndicated across four national banks (“Lenders”), with each Lender providing a $125.0 million commitment. Access to the Line of Credit expires on September 20, 2021, with an option to extend the Line of Credit for two consecutive twelve months terms at the Account’s election. The Account may request an additional $250.0 million in commitments from the Lenders at any time; however, this request is subject to approval at the sole discretion of the Lenders and is not a guarantee that an expansion beyond the original $500.0 million commitment will be granted. Draws against the Line of Credit can take the form of Eurodollar Loans or Alternate Base Rate Loans (“ABR Loans”). Eurodollar Loans and ABR Loans both require a minimum funding of $5.0 million. The Account is charged a fee of 0.20% per annum on the unused portion of the Line of Credit. For the nine months ended September 30, 2019, $0.8 million was charged to the Account for expenses related to the Line of Credit.
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
As of September 30, 2019, the Account had no loans outstanding on the Line of Credit. The Account is in compliance with all covenants required by the Line of Credit.

Note 11—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Nine Months Ended September 30, 2019	Years Ended December 31,
		2018	2017	2016
	(Unaudited)
Per Accumulation Unit Data:
Rental income	$13.546	$17.757	$17.132	$16.433
Real estate property level expenses and taxes	6.592	8.548	7.722	7.534
Real estate income, net	6.954	9.209	9.410	8.899
Other income	5.232	6.162	4.762	3.594
Total income	12.186	15.371	14.172	12.493
Expense charges(1)	2.594	3.161	3.318	3.290
Investment income, net	9.592	12.210	10.854	9.203
Net realized and unrealized gain on investments and loans payable	8.214	6.877	5.839	9.660
Net increase in Accumulation Unit Value	17.806	19.087	16.693	18.863
Accumulation Unit Value:
Beginning of period	417.416	398.329	381.636	362.773
End of period	$435.222	$417.416	$398.329	$381.636
Total return(3)	4.27%	4.79%	4.37%	5.20%
Ratios to Average net assets(2):
Expenses(1)	0.80%	0.76%	0.83%	0.86%
Investment income, net	2.94%	2.95%	2.72%	2.41%
Portfolio turnover rate(3):
Real estate properties(4)	4.8%	11.8%	2.7%	1.3%
Marketable securities(5)	23.3%	5.1%	5.7%	3.5%
Accumulation Units outstanding at end of period (millions)	60.9	60.7	61.3	62.4
Net assets end of period (millions)	$27,036.7	$25,842.6	$24,942.6	$24,304.7

(1)
Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.

(2)	Percentages for the nine months ended September 30, 2019 are annualized.

(3)	Percentages for the nine months ended September 30, 2019 are not annualized.

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

Note 12—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Nine Months Ended September 30, 2019	For the Year Ended December 31, 2018
	(Unaudited)
Outstanding:
Beginning of period	60.7	61.3
Credited for premiums	4.7	6.5
Annuity, other periodic payments, withdrawals and death benefits	(4.5)	(7.1)
End of period	60.9	60.7
Note 13—Commitments and Contingencies
Commitments—As of September 30, 2019 and December 31, 2018, the Account had the following immediately callable commitments to purchase additional interests in its real estate limited partnerships or provide additional funding through its loan receivable investments:

	Commitment Expiration	September 30, 2019	December 31, 2018
		(Unaudited)
Limited Partnerships(1)
Taconic New York City GP Fund	Nov 2020	$13.7	$26.0
LCS SHIP Venture I, LLC	Dec 2019	47.4	75.0
Veritas Trophy VI, LLC(2)	Feb 2020	37.0	—
SP V - II, LLC	Sept 2022	94.6	—
		192.7	101.0
Loans Receivable(3)
311 South Wacker Mezzanine	Jun 2020	7.9	11.9
Rosemont Towson Mezzanine	Sept 2022	1.4	2.3
1330 Broadway Mezzanine	Sept 2022	14.6	14.8
SCG Oakland Portfolio Mezzanine	Mar 2021	7.2	—
BREP VIII Industrial Mezzanine	Mar 2026	14.1	—
San Diego Office Portfolio Senior Loan	Aug 2022	10.7	—
San Diego Office Portfolio Mezzanine	Aug 2022	3.6	—
MRA Hub 34 Holding, LLC	Sept 2022	1.4	—
		60.9	29.0

TOTAL COMMITMENTS		$253.6	$130.0

(1)
Additional capital can be called during the commitment period at any time. The commitment period can only be extended by the manager with the consent of the Account. The commitment expiration date is reflective of the most recent signed agreement between the Account and the fund manager, including any side letter agreements.

(2)
The fund manager is granted 18 months from the initial contribution date, August 2019, to make its first capital call. If none have occurred, the Account's commitment will be reduced by $15.0 million. If a capital call occurs during the initial 18 month window, the commitment period will be modified to three years from the first capital call date.

(3)
Additional advances from the Account can be requested during the commitment period at any time. The commitment expiration date is reflective of the most recent signed agreement between the Account and the borrower, including any side letter agreements. Certain loans contain extension clauses on the term of the loan that do not require the Account's prior consent. If elected, the Account's commitment may be extended through the extension term.

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

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—53.8% and 54.5%

Location/Description	Type	Fair Value at
		September 30, 2019		December 31, 2018
		(Unaudited)
Alabama:
Riverchase Village	Retail	$40.4		$40.0
Arizona:
Camelback Center	Office	49.3		63.4
Riverside 202 Industrial	Industrial	29.5		—
California:
55 Second Street	Office	—		368.2	(1)
88 Kearny Street	Office	201.7		189.1
200 Middlefield Road	Office	68.1		61.8
12910 Mulberry Drive Industrial	Industrial	25.8		21.7
30700 Russell Ranch	Office	38.9		34.6
Allure at Camarillo	Apartments	62.8		61.8
Almond Avenue	Land	8.9		—
BLVD63	Apartments	165.1		164.0
Bridgepointe Shopping Center	Retail	127.0		125.0
Centre Pointe and Valley View	Industrial	60.4		51.2
Cerritos Industrial Park	Industrial	164.1		153.1
Charleston Plaza	Retail	99.9		100.0
Frontera Industrial Business Park	Industrial	86.3		74.0
Great West Industrial Portfolio	Industrial	189.3		178.5
Holly Street Village	Apartments	158.4	(1)	152.1	(1)
Larkspur Courts	Apartments	151.0		146.0
Northern CA RA Industrial Portfolio	Industrial	108.1		93.3
Oakmont IE West Portfolio	Industrial	109.2		103.5
Oceano at Warner Center	Apartments	93.9		89.3
Ontario Industrial Portfolio	Industrial	500.0		421.8
Ontario Mills Industrial Portfolio	Industrial	64.9		61.8
Otay Mesa Industrial Portfolio	Industrial	33.3		29.4
Pacific Plaza	Office	111.4		116.5
Rancho Cucamonga Industrial Portfolio	Industrial	82.7		76.2
Rancho Del Mar	Apartments	94.8		92.5
Regents Court	Apartments	105.0	(1)	104.0	(1)
Southern CA RA Industrial Portfolio	Industrial	150.8		143.4
Stella	Apartments	183.7		183.7
Stevenson Point	Industrial	64.5		61.3
The Forum at Carlsbad	Retail	224.0	(1)	225.0	(1)
The Legacy at Westwood	Apartments	149.0	(1)	144.0	(1)
Township Apartments	Apartments	—		90.5	(1)
West Lake North Business Park	Office	61.5		62.6
Westcreek	Apartments	56.6		55.0
Westwood Marketplace	Retail	142.0		142.0
Wilshire Rodeo Plaza	Office	336.7		312.4
Colorado:
1600 Broadway	Office	115.0		—
Palomino Park	Apartments	363.0	(1)	348.0	(1)
South Denver Marketplace	Retail	71.0		72.7

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		September 30, 2019		December 31, 2018
		(Unaudited)
Connecticut:
Wilton Woods Corporate Campus	Office	$115.2		$121.0
Florida:
5 West	Apartments	59.6		62.2
701 Brickell Avenue	Office	410.1	(1)	394.3	(1)
Broward Industrial Portfolio	Industrial	66.2		59.1
Casa Palma	Apartments	102.0		102.0
Fusion 1560	Apartments	82.4	(1)	82.0	(1)
Lofts at SoDo	Apartments	64.8	(1)	66.7	(1)
Orion on Orpington	Apartments	51.3		49.2
Publix at Weston Commons	Retail	74.6		74.6
Seneca Industrial Park	Industrial	125.7		117.5
Sole at Brandon	Apartments	78.8		—
South Florida Apartment Portfolio	Apartments	111.7		108.7
The Manor Apartments	Apartments	51.5		52.9
The Manor at Flagler Village	Apartments	138.1		137.1
The Residences at the Village of Merrick Park	Apartments	72.1		72.7
Weston Business Center	Industrial	102.4		97.8
Georgia:
Ascent at Windward	Apartments	68.1	(1)	68.4	(1)
Atlanta Industrial Portfolio	Industrial	40.2		35.5
Biltmore at Midtown	Apartments	73.5	(1)	70.4	(1)
Glen Lake	Apartments	54.7		—
Shawnee Ridge Industrial Portfolio	Industrial	99.3		89.2
Illinois:
32 South State Street	Retail	51.2	(1)	50.4	(1)
803 Corday	Apartments	93.3		94.2
Chicago Caleast Industrial Portfolio	Industrial	86.3		82.8
Chicago Industrial Portfolio	Industrial	29.6		28.7
Maryland:
Cherry Knoll	Apartments	59.7	(1)	59.2	(1)
Landover Logistics Center	Industrial	44.6		44.3
The Shops at Wisconsin Place	Retail	70.5		76.9
Massachusetts:
99 High Street	Office	540.7	(1)	506.4	(1)
Fort Point Creative Exchange Portfolio	Office	270.3		247.1
Northeast RA Industrial Portfolio	Industrial	42.7		42.0
One Beeman Road	Industrial	34.4		34.0
Minnesota:
The Bridges	Apartments	66.6		64.9
The Knoll	Apartments	36.8	(1)	36.1	(1)
New Jersey:
10 New Maple Avenue	Industrial	21.1		18.0
200 Milik Street	Industrial	56.0		54.0
Marketfair	Retail	105.6		104.3
South River Road Industrial	Industrial	118.8		102.5
New York:
21 Penn Plaza	Office	338.9		317.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		September 30, 2019		December 31, 2018
		(Unaudited)
250 North 10th Street	Apartments	$138.0		$151.0
425 Park Avenue	Ground Lease	599.0		461.0
780 Third Avenue	Office	387.0	(1)	418.7	(1)
837 Washington Street	Office	232.0		222.0
The Colorado	Apartments	261.0	(1)	254.9	(1)
North Carolina:
Centric Gateway	Apartments	74.0		70.0
Oregon:
The Cordelia	Apartments	42.8		41.7
Pennsylvania:
1619 Walnut Street	Retail	23.3		24.1
South Carolina:
Greene Crossing	Apartments	79.8		75.1
Tennessee:
Southside at McEwen	Retail	48.7		48.6
Texas:
3131 McKinney	Office	45.8		49.7
Beltway North Commerce Center	Industrial	30.2		26.3
Carrington Park	Apartments	66.8		65.1
Churchill on the Park	Apartments	73.0		71.3
Cliffs at Barton Creek	Apartments	46.2		46.7
Dallas Industrial Portfolio	Industrial	233.0		222.3
District on La Frontera	Apartments	76.3	(1)	—
Houston Apartment Portfolio	Apartments	162.1		164.4
Lincoln Centre	Office	402.3		372.6
Northwest Houston Industrial Portfolio	Industrial	76.9		75.6
Park 10 Distribution	Industrial	10.9		10.0
Pinnacle Industrial Portfolio	Industrial	65.1		51.2
Pinto Business Park	Industrial	147.2		144.9
The Maroneal	Apartments	54.9		56.1
Utah:
Vista Station Office Portfolio	Office	114.2	(1)	—
Virginia:
8270 Greensboro Drive	Office	49.3		47.5
Ashford Meadows Apartments	Apartments	105.3	(1)	107.1	(1)
Plaza America	Retail	113.3		116.3
The Ellipse at Ballston	Office	83.4		82.4
The Palatine	Apartments	125.1	(1)	122.0	(1)
Washington:
Circa Green Lake	Apartments	102.0	(1)	98.2	(1)
Fourth and Madison	Office	—		580.0	(1)
Northwest RA Industrial Portfolio	Industrial	49.5		43.0
Pacific Corporate Park	Industrial	60.0		52.8
Prescott Wallingford Apartments	Apartments	68.9		66.5
Rainier Corporate Park	Industrial	158.9		141.6
Regal Logistics Campus	Industrial	121.0		109.1
Union - South Lake Union	Apartments	112.0	(1)	114.0	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		September 30, 2019		December 31, 2018
		(Unaudited)
Washington D.C.:
1001 Pennsylvania Avenue	Office	$799.8	(1)	$782.8	(1)
1401 H Street, NW	Office	210.9	(1)	209.5	(1)
1900 K Street, NW	Office	340.8	(1)	342.1	(1)
Mass Court	Apartments	166.1		166.1	(1)
The Ashton	Apartments	30.6		30.5
The Louis at 14th	Apartments	159.2		162.0
The Woodley	Apartments	181.0		196.0
Various:
Colony Industrial Portfolio	Industrial	134.7	(3)	—
TOTAL REAL ESTATE PROPERTIES
(Cost $12,715.4 and $12,687.8)		$15,719.7		$15,531.1
REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS—24.5% and 22.9%
REAL ESTATE JOINT VENTURES—23.8% and 22.3%

Location/Description	Type	Fair Value at
		September 30, 2019		December 31, 2018
		(Unaudited)
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$379.8	(2)	$376.2	(2)
PC Borrower, LLC Pacific City (70% Account Interest)	Retail	58.9	(2)	59.5	(2)
TREA 9625 Towne Center, LLC 9625 Towne Centre Drive (49.9% Account Interest)	Land	51.9		45.5
TREA Campus Pointe 1, LLC Campus Pointe 1 (45% Account Interest)	Office	159.5		153.7
TREA Campus Pointe 2 & 3, LLC Campus Pointe 2 & 3 (45% Account Interest)	Office (5)	140.7		132.8
TREA Campus Pointe 4, LLC Campus Pointe 4 (45% Account Interest)	Office	9.6		9.2
TREA Campus Pointe 5, LLC Campus Pointe 5 (45% Account Interest)	Office	36.6		—
ARE-SD Regions NO. 58, LLC Campus Pointe 6 (45% Account Interest)	Office	114.7		—
T-C 1500 Owens, LLC 1500 Owens Street (49.9% Account Interest)	Office	81.0		78.8
T-C Foundry Square II Venture LLC Foundry Square II (50.1% Account Interest)	Office	312.0		290.1
T-C Illinois Street, LLC 409-499 Illinois Street (40% Account Interest)	Office	233.3		223.9
Valencia Town Center Associates LP Valencia Town Center (50% Account Interest)	Retail	132.3	(2)	140.5	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	771.4	(2)	769.7	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	157.1		156.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		September 30, 2019		December 31, 2018
		(Unaudited)
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	$166.3	(2)	$170.3	(2)
Maryland:
WP Project Developer The Shops at Wisconsin Place (33.33% Account Interest)	Retail	23.4		20.4
Massachusetts:
One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	245.4		239.1
T-C 225 Binney, LLC 225 Binney Street (70% Account Interest)	Office	227.1		220.2
T-C 501 Boylston Street Member, LLC 501 Boylston (50.1% Account Interest)	Office	201.3	(2)	195.6	(2)
Nevada:
Fashion Show Holding I, LLC Fashion Show (50% Account Interest)	Retail	717.4	(2)	819.1	(2)
New York:
401 West 14th Street, LLC 401 West 14th Street (42.19% Account Interest)	Retail	43.9	(2)	48.4	(2)
440 Ninth Avenue Owner, LLC 440 Ninth Avenue (88.52% Account Interest)	Office	125.2	(2)	121.4	(2)
817 Broadway Owner, LLC 817 Broadway (61.46% Account Interest)	Office	37.8	(2)	28.0	(2)
MRA Hub 34 Holding, LLC The Hub (95% Account Interest)	Office	76.2	(2)	59.2	(2)
RGM 42, LLC MiMA (70% Account Interest)	Apartments	113.6	(2)	118.4	(2)
TREA 35th Street LIC Investor Member, LLC Commerce LIC (97.5% Account Interest)	Industrial	—		0.6
North Carolina:
CC 101 North Tryon, LLC 101 N. Tryon Street (85% Account Interest)	Office	46.0	(2)	—
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	145.8	(2)	154.3	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	349.9	(2)	344.6	(2)
TREA I-35 Logistics Investor Member, LLC I-35 Logistics Center (95% Account Interest)	Land	6.6		—
Washington:
TREA 4th and Madison Investor Member, LLC Fourth and Madison (51% Account Interest)	Office	158.1	(2)	—
Various:
DDRTC Core Retail Fund, LLC SITE Centers Joint Venture (85% Account Interest)	Retail	782.0	(2,3)	655.8	(2,3)
Simpson Housing LLP Simpson Housing Portfolio (80% Account Interest)	Apartments	412.4	(2,3)	400.1	(2,3)
THP Student Housing, LLC THP Student Housing Portfolio (97% Account Interest)	Apartments	181.8	(2,3)	112.4
Storage Portfolio I, LLC Storage Portfolio I (66.02% Account Interest)	Storage	93.0	(2,3)	92.4	(2,3)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		September 30, 2019		December 31, 2018
		(Unaudited)
Storage Portfolio II, LLC Storage Portfolio II (90% Account Interest)	Storage	$126.9	(2,3)	$120.4	(2,3)
Storage Portfolio III, LLC Storage Portfolio III (90% Account Interest)	Storage	36.3	(3)	—
TOTAL REAL ESTATE JOINT VENTURES (Cost $5,784.1 and $5,030.9)		$6,955.2		$6,356.6

LIMITED PARTNERSHIPS—0.7% and 0.6%
Clarion Gables Multi-Family Trust LP (0.00% Account Interest)		$—		$30.1
LCS SHIP Venture I, LLC (90% Account Interest)		165.1		129.7
SP V - II, LLC (79.220% Account Interest)		5.4		—
Taconic New York City GP Fund, LP (60% Account Interest)		27.6		15.7
Transwestern Mezz Realty Partners III, LLC (11.715% Account Interest)		—		0.4
Veritas - Trophy VI, LLC (90% Account Interest)		3.0		—
TOTAL LIMITED PARTNERSHIPS (Cost $200.4 and $176.9)		$201.1		$175.9
TOTAL REAL ESTATE JOINT VENTURES AND LIMITED PARTNERSHIPS (Cost $5,984.5 and $5,207.8)		$7,156.3		$6,532.5
MARKETABLE SECURITIES—17.3% and 19.4%
REAL ESTATE-RELATED MARKETABLE SECURITIES—2.9% and 5.0%

Shares		Issuer	Fair Value at
			September 30, 2019	December 31, 2018
2019	2018
			(Unaudited)
24,729	110,762	Acadia Realty Trust	$0.7	$2.6
77,213	46,535	Agree Realty Corporation	5.6	2.8
20,424	94,479	Alexander & Baldwin, Inc.	0.5	1.7
635	2,986	Alexander's, Inc.	0.2	0.9
114,421	146,953	Alexandria Real Estate Equities, Inc.	17.6	16.9
14,387	52,670	American Assets Trust, Inc.	0.7	2.1
40,898	188,889	American Campus Communities, Inc.	2.0	7.8
31,822	75,276	American Financial Trust, Inc.	0.4 (7)	1.0	(7)
241,918	357,614	American Homes 4 Rent	6.3	7.1
286,313	606,653	American Tower Corp.	63.1	96.0
277,312	118,616	Americold Realty Trust	10.3	3.0
44,204	213,704	Apartment Investment and Management Company	2.3	9.4
62,827	301,399	Apple Hospitality Inc.	1.0	4.3
15,666	69,576	Armada Hoffler Properties Inc.	0.3	1.0
26,793	108,956	Ashford Hospitality Trust, Inc.	0.1	0.4
106,700	190,742	Avalonbay Communities, Inc.	22.9	33.2
7,650	30,596	Bluerock Residential Growth, Inc.	0.1	0.3
110,302	213,492	Boston Properties, Inc.	14.3	24.0
8,938	39,766	Braemar Hotels & Resorts, Inc.	0.1	0.4
52,132	243,776	Brandywine Realty Trust	0.8	3.1
88,801	418,058	Brixmore Property Group Inc	1.8	6.1
22,065	173,572	Brookfield Property REIT	0.4	2.8
2,900	12,485	BRT Apartments Corporation	0.1	0.1
27,938	123,044	Camden Property Trust	3.1	10.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			September 30, 2019		December 31, 2018
2019	2018
			(Unaudited)
28,420	115,194	CareTrust REIT Inc.	$0.7		$2.1
14,592	64,018	Catchmark Timber Trust, Inc.	0.2		0.5
50,454	239,329	CBL & Associates Properties, Inc.	0.1	(7)	0.5
25,522	112,105	Cedar Shopping Centers, Inc.	0.1		0.4
13,659	65,187	Chatham Lodging Trust	0.2		1.2
—	80,952	Chesapeake Lodging Trust	—		2.0
11,538	47,817	City Office REIT Inc.	0.2		0.5
5,192	21,288	Clipper Realty, Inc.	0.1		0.3
492,974	661,676	Colony Capital, Inc.	3.0		3.1
34,825	163,866	Columbia Property Trust Inc.	0.7		3.2
5,492	23,436	Community Healthcare Trust, Inc.	0.2		0.7
35,462	162,853	CoreCivic, Inc.	0.6		2.9
3,830	16,269	Corenergy Infrastructure Trust, Inc.	0.2	(7)	0.5
11,903	57,463	Corepoint Lodging, Inc.	0.1		0.7
10,972	50,118	CoreSite Realty Corporation	1.3		4.4
33,505	142,696	Corporate Office Properties Trust	1.0		3.0
43,565	580,413	Cousins Properties, Inc.	1.6		4.6
247,302	572,594	Crown Castle International Corporation	34.3		62.2
57,474	255,847	Cubesmart	2.0		7.3
103,485	144,491	CyrusOne Inc.	8.2		7.6
59,944	284,793	DiamondRock Hospitality Company	0.6		2.6
110,225	284,543	Digital Realty Trust, Inc.	14.3		30.3
49,622	222,742	Douglas Emmett, Inc.	2.1		7.6
242,591	493,225	Duke Realty Corporation	8.2		12.8
23,426	86,054	Easterly Government Properties, Inc.	0.5		1.3
41,045	48,463	EastGroup Properties, Inc.	5.1		4.4
44,235	196,612	Empire State Realty Trust	0.6		2.8
23,023	102,222	EPR Properties	1.8		6.5
60,621	110,827	Equinix Inc.	34.9		39.1
135,941	118,255	Equity Lifestyle Properties, Inc.	18.2		11.5
279,559	495,921	Equity Residential	24.0		32.7
187,627	47,818	Essential Properties Realty	4.3		0.7
62,593	90,861	Essex Property Trust, Inc.	20.4		22.3
107,005	168,808	Extra Space Storage, Inc.	12.5		15.3
8,142	39,335	Farmland Partners, Inc.	0.1		0.2
71,336	100,845	Federal Realty Investment Trust	9.7		11.9
37,538	171,124	First Industrial Realty Trust, Inc.	1.5		4.9
20,389	95,288	Four Corners Property Trust	0.6		2.5
30,896	148,193	Franklin Street Properties Corp.	0.3		0.9
14,739	66,846	Front Yard Residential Corp.	0.2		0.6
180,543	279,615	Gaming and Leisure Properties, Inc.	6.9		9.0
160,000	—	GDS Holdings LTD ADR	3.9		—
35,427	164,774	GEO Group Inc./The	0.6		3.2
9,933	45,390	Getty Realty Corp.	0.3		1.3
9,121	40,600	Gladstone Commercial Corporation	0.2		0.7
6,226	17,897	Gladstone Land Corporation	0.1		0.2
9,380	27,913	Global Medical REIT, Inc.	0.1		0.2
25,120	97,753	Global Net Lease, Inc.	0.5		1.7
—	134,722	Government Properties Income Trust	—		0.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			September 30, 2019	December 31, 2018
2019	2018
			(Unaudited)
472,248	651,177	HCP, Inc.	$16.8	$18.2
38,088	170,298	Healthcare Realty Trust Inc.	1.3	4.8
60,957	285,255	Healthcare Trust of America	1.8	7.2
10,385	50,946	Hersha Hospitality Trust	0.2	0.9
30,535	140,879	Highwoods Properties, Inc.	1.4	5.5
—	225,198	Hospitality Properties Trust	—	5.4
626,604	1,014,135	Host Hotels & Resorts, Inc.	10.8	16.9
275,440	213,134	Hudson Pacific Properties, Inc.	9.2	6.2
26,784	123,683	Independence Realty Trust, Inc.	0.4	1.1
19,292	88,878	Industrial Logics Properties	0.4	1.7
55,000	—	Interxion Holding NV	2.2	—
3,467	16,729	Investors Real Estate Trust	0.3	0.8
522,733	414,132	Invitation Homes, Inc.	15.5	8.3
85,292	393,221	Iron Mountain Inc.	2.8	12.7
370,420	1,500,000	iShares Dow Jones US Real Estate Index Fund	34.6	112.4	(7)
36,559	144,518	JBG Smith Properties	1.4	5.0
94,618	136,455	Kilroy Realty Corporation	7.4	8.6
120,796	563,416	Kimco Realty Corporation	2.5	8.3
24,663	113,467	Kite Realty Group Trust	0.4	1.6
25,456	116,496	Lamar Advertising Corporation	2.1	8.1
68,192	293,991	Lexington Realty Trust	0.7	2.4
46,597	204,392	Liberty Property Trust	2.4	8.6
13,885	63,299	Life Storage, Inc.	1.5	5.9
11,718	54,350	LTC Properties, Inc.	0.6	2.3
25,783	123,992	Mack-Cali Realty Corporation	0.6	2.4
—	44,471	Medequities Realty Trust, Inc.	—	0.3
132,480	503,539	Medical Properties Trust, Inc.	2.6	8.1
98,997	157,147	Mid-America Apartment Communities, Inc.	12.9	15.0
27,502	121,059	Monmouth Real Estate Investment Corporation	0.4	1.5
12,460	56,533	National Health Investors, Inc.	1.0	4.3
48,498	219,159	National Retail Properties, Inc.	2.7	10.6
17,663	78,758	National Storage Affiliates Trust	0.6	2.1
24,918	97,013	New Senior Investment Group	0.2	0.4
5,632	25,395	Nexpoint Residential Trust, Inc.	0.3	0.9
—	60,527	NorthStar Realty Europe Corp.	—	0.9
14,200	—	Office Properties Income Trust, Inc.	0.4	—
63,931	273,749	Omega Healthcare Investors, Inc.	2.7	9.6
4,628	21,786	One Liberty Properties, Inc.	0.1	0.5
42,727	192,190	Outfront Media Inc.	1.2	3.5
60,247	289,253	Paramount Group Inc.	0.8	3.6
71,359	276,143	Park Hotels & Resorts, Inc.	1.8	7.2
158,713	186,399	Pebblebrook Hotel Trust	4.4	5.3
20,665	96,360	Pennsylvania Real Estate Investment Trust	0.1 (7)	0.6
55,271	250,372	Physicians Realty Trust	1.0	4.0
37,274	177,784	Piedmont Office Realty Trust, Inc.	0.8	3.0
19,688	91,285	Potlatch Corporation	0.8	2.9
13,220	54,653	Preferred Apartment Communities, Inc.	0.2	0.8
473,166	865,465	ProLogis	40.3	50.8
5,958	27,314	PS Business Parks, Inc.	1.1	3.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			September 30, 2019		December 31, 2018
2019	2018
			(Unaudited)
82,353	205,162	Public Storage, Inc.	$20.2		$41.5
92,290	69,517	QTS Realty Trust, Inc.	4.7		2.6
38,741	178,720	Rayonier, Inc.	1.1		4.9
195,329	408,129	Realty Income Corporation	15.0		25.7
196,775	210,244	Regency Centers Corporation	13.7		12.3
33,519	155,276	Retail Opportunity Investment	0.6		2.5
63,727	298,353	Retail Properties of America	0.8		3.2
4,440	21,416	Retail Value, Inc.	0.2		0.6
372,611	126,860	Rexford Industrial Realty Inc.	16.4		3.7
51,255	239,679	RLJ Lodging Trust	0.9		3.9
23,246	113,496	RPT Realty	0.3		1.4
13,660	61,126	Ryman Hospitality Properties	1.1		4.1
56,240	244,568	Sabra Health Care REIT Inc.	1.3		4.0
3,168	—	Safe Hold, Inc.	0.1		—
—	10,996	Safety Income and Growth, Inc	—		0.2
3,537	16,999	Saul Centers, Inc.	0.2		0.9
77,086	154,833	SBA Communications Corporation	18.6		25.1
—	121,549	Select Income Real Estate Investment Trust	—		0.9
70,465	326,164	Senior Housing Properties Trust	0.7		3.8
48,715	—	Service Properties Trust	1.3		—
201,101	426,117	Simon Property Group, Inc.	31.3		71.6
216,796	209,816	Site Centers Corporation	3.3		2.3
100,577	113,961	SL Green Realty Corp.	8.2		9.0
—	59,766	Spirit MTA REIT	—		0.4
26,804	117,972	Spirit Realty Capital Inc.	1.3		4.3
38,100	135,097	Stag Industrial, Inc.	1.1		3.4
40,000	—	Starwood Property Trust, Inc.	3.3		—
228,060	264,895	STORE Capital Corporation	8.5		7.5
30,813	141,848	Summit Hotel Properties, Inc.	0.4		1.4
134,502	116,162	Sun Communities, Inc.	20.0		11.8
66,821	313,714	Sunstone Hotel Investors, L.L.C.	0.9		4.1
27,198	126,963	Tanger Factory Outlet Centers, Inc.	0.4	(7)	2.6
39,475	81,759	Taubman Centers, Inc.	1.6		3.8
139,208	80,363	Terreno Realty Corporation	7.1		2.8
42,266	188,118	The Macerich Company	1.3	(7)	8.1
—	73,743	Tier Inc.	—		1.5
86,844	366,433	UDR, Inc.	4.2		14.5
10,668	46,595	UMH Properties, Inc.	0.2		0.6
55,082	231,999	UNITI Group, Inc.	0.4		3.6
3,816	18,151	Universal Health Realty Income Trust	0.4		1.1
34,264	150,757	Urban Edge Properties	0.7		2.5
8,803	42,533	Urstadt Biddle Properties, Inc.	0.2		0.9
110,000	—	Vanguard Real Estate ETF	10.3		—
209,521	491,993	Ventas, Inc.	15.3		28.8
316,093	1,342,240	VEREIT, Inc.	3.1		9.6
378,200	554,541	Vici Properties, Inc.	8.6		10.4
51,735	238,674	Vornado Realty Trust	3.3		14.8
55,611	257,311	Washington Prime Group, Inc.	0.2	(7)	1.3
23,876	110,436	Washington Real Estate Investment Trust	0.7		2.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			September 30, 2019	December 31, 2018
2019	2018
			(Unaudited)
36,198	165,849	Weingarten Realty Investors	$1.1	$4.1
284,389	514,421	Welltower Inc.	25.8	35.7
413,061	1,035,575	Weyerhaeuser Company	11.4	22.6
11,404	54,425	Whitestone Real Estate Investment Trust B	0.2	0.7
50,601	219,891	WP Carey Inc.	4.5	14.4
33,741	154,344	Xenia Hotels & Resorts, Inc.	0.7	2.7
TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $690.3 and $1,274.7)			$852.9	$1,415.1
OTHER MARKETABLE SECURITIES—14.4% and 14.4%
GOVERNMENT AGENCY NOTES—1.9% and 7.2%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					September 30, 2019	December 31, 2018
2019	2018
					(Unaudited)
$—	$20.0	Fannie Mae Discount Notes	2.270%	1/9/2019	$—	$20.0
—	3.6	Fannie Mae Discount Notes	2.350%	2/6/2019	—	3.5
—	22.6	Fannie Mae Discount Notes	2.390%	2/13/2019	—	22.5
—	17.6	Fannie Mae Discount Notes	2.350%	3/1/2019	—	17.5
20.0	—	Fannie Mae Discount Notes	1.910%	10/28/2019	20.0	—
—	6.0	Farmer Mac Discount Notes	2.440%	3/15/2019	—	6.0
—	9.1	Federal Farm Credit Bank Discount Notes	2.380%	3/18/2019	—	9.0
—	18.0	Federal Farm Credit Bank Discount Notes	2.490%	5/2/2019	—	17.9
—	20.0	Federal Farm Credit Bank Discount Notes	2.540%	5/23/2019	—	19.8
—	33.0	Federal Home Loan Bank Discount Notes	2.167%-2.195%	1/11/2019	—	33.0
—	37.6	Federal Home Loan Bank Discount Notes	2.220%	1/14/2019	—	37.6
—	36.2	Federal Home Loan Bank Discount Notes	2.220%	1/15/2019	—	36.2
—	35.0	Federal Home Loan Bank Discount Notes	2.220%	1/16/2019	—	35.0
—	40.9	Federal Home Loan Bank Discount Notes	2.189%-2.197%	1/18/2019	—	40.9
—	29.5	Federal Home Loan Bank Discount Notes	2.190%	1/23/2019	—	29.5
—	25.6	Federal Home Loan Bank Discount Notes	2.330%	1/28/2019	—	25.6
—	12.0	Federal Home Loan Bank Discount Notes	2.250%	1/29/2019	—	12.0
—	40.0	Federal Home Loan Bank Discount Notes	2.260%-2.265%	1/30/2019	—	39.9
—	14.3	Federal Home Loan Bank Discount Notes	2.290%	2/8/2019	—	14.3
—	30.0	Federal Home Loan Bank Discount Notes	2.300%-2.319%	2/11/2019	—	29.9
—	24.7	Federal Home Loan Bank Discount Notes	2.340%	2/15/2019	—	24.6
—	35.0	Federal Home Loan Bank Discount Notes	2.331%-2.353%	2/19/2019	—	34.9
—	36.8	Federal Home Loan Bank Discount Notes	2.235%-2.353%	2/20/2019	—	36.6
—	45.0	Federal Home Loan Bank Discount Notes	2.294%-2.314%	2/22/2019	—	44.8
—	14.1	Federal Home Loan Bank Discount Notes	2.330%	2/25/2019	—	14.0
—	40.0	Federal Home Loan Bank Discount Notes	2.330%	2/26/2019	—	39.9
—	21.5	Federal Home Loan Bank Discount Notes	2.330%	2/27/2019	—	21.4
—	26.4	Federal Home Loan Bank Discount Notes	2.310%	3/1/2019	—	26.3
—	31.5	Federal Home Loan Bank Discount Notes	2.316%-2.355%	3/6/2019	—	31.4
—	40.0	Federal Home Loan Bank Discount Notes	2.370%	3/8/2019	—	39.8
—	37.3	Federal Home Loan Bank Discount Notes	2.432%-2.437%	3/11/2019	—	37.2
—	40.0	Federal Home Loan Bank Discount Notes	2.420%	3/12/2019	—	39.8
—	40.0	Federal Home Loan Bank Discount Notes	2.400%	3/13/2019	—	39.8
—	10.0	Federal Home Loan Bank Discount Notes	2.360%	3/15/2019	—	10.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					September 30, 2019	December 31, 2018
2019	2018
					(Unaudited)
$—	$30.0	Federal Home Loan Bank Discount Notes	2.360%	3/19/2019	$—	$29.8
—	12.0	Federal Home Loan Bank Discount Notes	2.430%	3/21/2019	—	11.9
—	22.4	Federal Home Loan Bank Discount Notes	2.410%	3/26/2019	—	22.2
—	25.3	Federal Home Loan Bank Discount Notes	2.370%	3/27/2019	—	25.1
—	40.0	Federal Home Loan Bank Discount Notes	2.460%	4/5/2019	—	39.7
—	40.0	Federal Home Loan Bank Discount Notes	2.470%	4/8/2019	—	39.7
—	50.0	Federal Home Loan Bank Discount Notes	2.440%	4/10/2019	—	49.7
—	24.1	Federal Home Loan Bank Discount Notes	2.440%	4/12/2019	—	23.9
—	14.1	Federal Home Loan Bank Discount Notes	2.440%-2.500%	4/24/2019	—	14.0
—	10.6	Federal Home Loan Bank Discount Notes	2.450%-2.500%	4/26/2019	—	10.5
—	87.0	Federal Home Loan Bank Discount Notes	2.470%-2.510%	4/29/2019	—	86.3
—	24.0	Federal Home Loan Bank Discount Notes	2.470%-2.510%	5/3/2019	—	23.8
—	18.5	Federal Home Loan Bank Discount Notes	2.440%-2.550%	5/15/2019	—	18.3
—	40.5	Federal Home Loan Bank Discount Notes	2.520%	5/17/2019	—	40.1
—	30.0	Federal Home Loan Bank Discount Notes	2.530%	5/22/2019	—	29.7
39.7	—	Federal Home Loan Bank Discount Notes	1.902%-2.053%	10/11/2019	39.7	—
10.0	—	Federal Home Loan Bank Discount Notes	1.980%	10/18/2019	10.0	—
10.0	—	Federal Home Loan Bank Discount Notes	1.860%	10/21/2019	10.1	—
50.0	—	Federal Home Loan Bank Discount Notes	2.050%	10/23/2019	50.0	—
149.8	—	Federal Home Loan Bank Discount Notes	2.053%	10/24/2019	149.8	—
50.0	—	Federal Home Loan Bank Discount Notes	1.940%	11/6/2019	49.9	—
110.0	—	Federal Home Loan Bank Discount Notes	1.993%-1.994%	11/8/2019	110.0	—
55.5	—	Federal Home Loan Bank Discount Notes	1.987%	11/15/2019	55.4	—
42.2	—	Federal Home Loan Bank Discount Notes	1.940%	11/18/2019	42.1	—
10.0	—	Federal Home Loan Bank Discount Notes	1.970%	11/19/2019	10.0	—
0.3	—	Federal Home Loan Bank Discount Notes	1.880%	12/10/2019	0.2	—
10.0	—	Federal Home Loan Bank Discount Notes	1.970%	12/11/2019	10.0	—
—	25.0	Freddie Mac Discount Notes	2.130%	1/2/2019	—	25.0
—	32.4	Freddie Mac Discount Notes	2.146%-2.174%	1/4/2019	—	32.4
—	35.1	Freddie Mac Discount Notes	2.146%-2.175%	1/7/2019	—	35.1
—	35.0	Freddie Mac Discount Notes	2.130%	1/8/2019	—	35.0
—	40.0	Freddie Mac Discount Notes	2.130%	1/9/2019	—	40.0
—	36.1	Freddie Mac Discount Notes	2.179%-2.217%	1/22/2019	—	36.1
—	40.0	Freddie Mac Discount Notes	2.190%	1/25/2019	—	39.9
—	16.0	Freddie Mac Discount Notes	2.200%	1/28/2019	—	15.9
—	15.0	Freddie Mac Discount Notes	2.200%	1/29/2019	—	15.0
—	39.9	Freddie Mac Discount Notes	2.190%	2/1/2019	—	39.8
—	25.9	Freddie Mac Discount Notes	2.240%	2/4/2019	—	25.8
—	35.0	Freddie Mac Discount Notes	2.240%	2/5/2019	—	34.9
—	30.0	Freddie Mac Discount Notes	2.240%	2/6/2019	—	29.9
—	39.3	Freddie Mac Discount Notes	2.300%	2/12/2019	—	39.1
—	15.0	Freddie Mac Discount Notes	2.250%	2/20/2019	—	15.0
—	21.3	Freddie Mac Discount Notes	2.290%	3/4/2019	—	21.3
—	17.1	Freddie Mac Discount Notes	2.330%	3/5/2019	—	17.1
—	23.8	Freddie Mac Discount Notes	2.380%	3/20/2019	—	23.6
—	19.5	Freddie Mac Discount Notes	2.390%	3/22/2019	—	19.4
—	25.9	Freddie Mac Discount Notes	2.380%	3/25/2019	—	25.8
—	30.0	Freddie Mac Discount Notes	2.410%	4/1/2019	—	29.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					September 30, 2019	December 31, 2018
2019	2018
					(Unaudited)
$—	$16.1	Freddie Mac Discount Notes	2.380%-2.430%	4/2/2019	$—	$16.0
—	20.1	Freddie Mac Discount Notes	2.430%	4/3/2019	—	20.0
—	40.0	Freddie Mac Discount Notes	2.460%	4/17/2019	—	39.7
—	24.1	Freddie Mac Discount Notes	2.520%	5/20/2019	—	23.8
TOTAL GOVERNMENT AGENCY NOTES (Cost $557.2 and $2,050.8)					$557.2	$2,050.7
UNITED STATES TREASURY SECURITIES—8.6% and 7.2%

Principal		Issuer	Yield / Coupon Rate(4)	Maturity Date	Fair Value at
					September 30, 2019	December 31, 2018
2019	2018
					(Unaudited)
$—	$33.8	United States Treasury Bills	2.147%-2.334%	1/3/2019	$—	$33.8
—	50.0	United States Treasury Bills	2.330%	1/8/2019	—	50.0
—	189.9	United States Treasury Bills	2.162%-2.321%	1/10/2019	—	189.8
—	82.1	United States Treasury Bills	2.279%-2.316%	1/15/2019	—	82.0
—	150.1	United States Treasury Bills	2.204%-2.315%	1/17/2019	—	149.9
—	153.0	United States Treasury Bills	2.226%-2.332%	1/24/2019	—	152.8
—	50.0	United States Treasury Bills	2.370%	1/29/2019	—	49.9
—	67.3	United States Treasury Bills	2.235%-2.405%	1/31/2019	—	67.2
—	100.0	United States Treasury Bills	2.254%	2/7/2019	—	99.8
—	61.9	United States Treasury Bills	2.391%-2.401%	2/12/2019	—	61.7
—	108.0	United States Treasury Bills	2.253%-2.334%	2/14/2019	—	107.7
—	20.0	United States Treasury Bills	2.410%	2/19/2019	—	19.9
—	84.4	United States Treasury Bills	2.276%-2.277%	2/21/2019	—	84.1
—	18.0	United States Treasury Bills	2.440%	2/26/2019	—	17.9
—	31.8	United States Treasury Bills	2.298%-2.331%	2/28/2019	—	31.7
—	73.7	United States Treasury Bills	2.309%-2.379%	3/7/2019	—	73.4
—	130.0	United States Treasury Bills	2.339%-2.372%	3/14/2019	—	129.4
—	50.0	United States Treasury Bills	2.340%	3/21/2019	—	49.7
—	100.0	United States Treasury Bills	2.415%	3/28/2019	—	99.4
—	89.9	United States Treasury Bills	2.360%-2.450%	4/4/2019	—	89.3
—	99.5	United States Treasury Bills	2.420%-2.460%	4/11/2019	—	98.8
—	110.3	United States Treasury Bills	2.460%-2.470%	4/18/2019	—	109.5
—	57.1	United States Treasury Bills	2.390%-2.490%	4/25/2019	—	56.7
—	33.7	United States Treasury Bills	2.470%	5/2/2019	—	33.4
—	38.4	United States Treasury Bills	2.430%-2.500%	5/9/2019	—	38.1
—	62.7	United States Treasury Bills	2.430%-2.510%	5/16/2019	—	62.1
22.0	—	United States Treasury Bills	1.964%	10/8/2019	22.0	—
45.2	—	United States Treasury Bills	1.938%-2.477%	10/10/2019	45.2	—
254.8	—	United States Treasury Bills	1.796%-1.998%	10/15/2019	254.8	—
158.9	—	United States Treasury Bills	2.024%-2.031%	10/22/2019	158.9	—
49.9	—	United States Treasury Bills	1.980%	11/5/2019	49.9	—
66.6	—	United States Treasury Bills	2.479%-2.484%	11/7/2019	66.7	—
20.1	—	United States Treasury Bills	1.970%	11/21/2019	20.1	—
49.8	—	United States Treasury Bills	1.960%	11/29/2019	49.9	—
121.7	—	United States Treasury Bills	1.940%-1.967%	12/5/2019	121.7	—
219.0	—	United States Treasury Bills	1.789%-1.821%	3/19/2020	219.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield / Coupon Rate(4)	Maturity Date	Fair Value at
					September 30, 2019	December 31, 2018
2019	2018
					(Unaudited)
$99.6	$—	United States Treasury Notes	1.375%	5/31/2020	$99.7	$—
100.6	—	United States Treasury Notes	2.625%	7/31/2020	100.5	—
249.2	—	United States Treasury Notes	1.500%	8/15/2020	249.3	—
654.3	—	United States Treasury Notes	2.625%	8/15/2020	654.3	—
199.3	—	United States Treasury Notes	1.625%	6/30/2021	199.8	—
99.9	—	United States Treasury Notes	1.750%	7/31/2021	100.1	—
100.0	—	United States Treasury Notes	1.750%	7/15/2022	100.4	—
TOTAL UNITED STATES TREASURY SECURITIES (Cost $2,511.1 and $2,038.1)					$2,512.3	$2,038.0
CORPORATE BOND SECURITIES—3.9% and 0.0%

Principal		Issuer	Coupon Rate	Credit Rating(8)	Maturity Date	Fair Value at
						September 30, 2019	December 31, 2018
2019	2018
						(Unaudited)
$11.5	$—	Air Lease Corporation	2.250%	BBB	1/15/2023	$11.4	$—
13.8	—	American Honda Finance	1.700%	A	9/9/2021	13.7	—
19.7	—	American Honda Finance	2.050%	A	1/10/2023	19.6	—
27.7	—	Apple, Inc.	1.700%	AA+	9/11/2022	27.7	—
29.2	—	Banco Santander SA	3.500%	A-	4/11/2022	30.0	—
7.0	—	Bank of American Corporation	2.151%	A-	11/9/2020	7.0	—
12.0	—	Bank of American Corporation	2.369%	A-	7/21/2021	12.0	—
21.6	—	Bank of American Corporation	2.503%	A-	10/21/2022	21.8	—
29.5	—	Bank of New York Mellon Corporation	1.950%	A	8/23/2022	29.5	—
8.1	—	BB+T Corporation	2.150%	A-	2/1/2021	8.1	—
3.5	—	Berkshire Hathaway Energy	2.400%	A-	2/1/2020	3.5	—
10.0	—	Boeing Co.	1.650%	A	10/30/2020	9.9	—
28.9	—	Boeing Co.	2.300%	A	8/1/2021	29.0	—
10.9	—	BPCE SA	2.750%	A+	12/2/2021	11.0	—
8.0	—	Canadian National Railway	2.400%	A	2/3/2020	8.0	—
21.8	—	Capital One, NA	2.150%	BBB+	9/6/2022	21.7	—
4.8	—	Caterpillar Financial Service	1.850%	A	9/4/2020	4.7	—
42.5	—	Caterpillar Financial Service	2.412%	A	3/8/2021	42.5	—
12.0	—	Centerpoint Energy Resource	4.500%	BBB+	1/15/2021	12.3	—
27.0	—	Columbia Pipeline Group	3.300%	Baa1	6/1/2020	27.2	—
24.5	—	Diageo Capital PLC	4.828%	A-	7/15/2020	25.0	—
34.5	—	Exxon Mobil Corporation	1.902%	AA+	8/16/2022	34.6	—
14.0	—	Fifth Third Bank	2.875%	BBB+	7/27/2020	14.1	—
5.0	—	Fifth Third Bank	2.250%	A-	6/14/2021	5.0	—
4.0	—	General Dynamics Corporation	2.875%	A+	5/11/2020	4.0	—
2.3	—	Georgia Power Company	2.000%	A-	3/30/2020	2.3	—
15.0	—	Georgia Power Company	2.000%	A-	9/8/2020	15.0	—
8.0	—	Georgia Power Company	2.400%	A-	4/1/2021	8.0	—
30.7	—	Goldman Sachs Group, Inc.	2.550%	BBB+	10/23/2019	30.7	—
17.8	—	Goldman Sachs Group, Inc.	2.300%	BBB+	12/13/2019	17.8	—
7.5	—	Goldman Sachs Group, Inc.	2.600%	BBB+	4/23/2020	7.5	—
12.2	—	Goldman Sachs Group, Inc.	2.600%	BBB+	12/27/2020	12.2	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Coupon Rate	Credit Rating(8)	Maturity Date	Fair Value at
						September 30, 2019	December 31, 2018
2019	2018
						(Unaudited)
$25.0	$—	Goldman Sachs Group, Inc.	2.350%	BBB+	11/15/2021	$25.0	$—
11.1	—	Honeywell International	1.400%	A	10/30/2019	11.1	—
3.3	—	Honeywell International	1.800%	A	10/30/2019	3.2	—
10.5	—	HSBC Bank USA, NA	4.875%	A	8/24/2020	10.8	—
11.7	—	John Deere Capital Corporation	1.950%	A	6/13/2022	11.8	—
25.0	—	JP Morgan Chase Bank, NA	2.604%	A+	2/1/2021	25.0	—
20.0	—	JP Morgan Chase Bank, NA	3.086%	A+	4/26/2021	20.1	—
65.0	—	Mitsubishi UFJ Financial Group	2.190%	A-	9/13/2021	64.9	—
9.2	—	Morgan Stanley	2.650%	BBB+	1/27/2020	9.3	—
20.0	—	Morgan Stanley	2.800%	BBB+	6/16/2020	20.1	—
8.3	—	Morgan Stanley	2.500%	BBB+	4/21/2021	8.4	—
7.0	—	Morgan Stanley	2.625%	BBB+	11/17/2021	7.1	—
18.4	—	MPLX LP	3.002%	BBB	9/9/2021	18.5	—
50.8	—	Nextera Energy Capital	2.403%	BBB+	9/1/2021	51.1	—
20.0	—	Occidental Petroleum Corporation	3.137%	BBB	2/8/2021	20.1	—
14.9	—	Occidental Petroleum Corporation	2.600%	BBB	8/13/2021	15.0	—
9.1	—	Occidental Petroleum Corporation	2.700%	BBB	8/15/2022	9.1	—
35.0	—	Omnicom GP/Omnicom CAP	4.450%	BBB+	8/15/2020	35.7	—
20.0	—	Oracle Corporation	1.900%	A+	9/15/2021	20.0	—
11.6	—	Paccar Financial Corporation	2.000%	A+	9/26/2022	11.6	—
19.3	—	Paypal Holdings, Inc.	2.200%	BBB+	9/26/2022	19.3	—
10.0	—	Progress Energy, Inc.	4.875%	BBB+	12/1/2019	10.0	—
38.7	—	S+P Global, Inc	3.300%	A3	8/14/2020	39.2	—
20.0	—	Skandinaviska Enskilda	1.875%	A+	9/13/2021	19.9	—
5.0	—	Sumitomo Mitsui Financial Group	2.934%	A-	3/9/2021	5.0	—
5.0	—	Sumitomo Mitsui Financial Group	2.058%	A-	7/14/2021	5.0	—
23.0	—	The Walt Disney Company	2.362%	A	9/1/2021	23.0	—
17.1	—	Toronto Dominion Bank	2.500%	AA-	12/14/2020	17.3	—
14.5	—	Toronto Dominion Bank	2.409%	A	3/17/2021	14.5	—
20.0	—	United Technologies Corporation	1.900%	BBB+	5/4/2020	20.0	—
14.0	—	Wells Fargo Bank, NA	2.150%	A+	12/6/2019	14.0	—
12.8	—	Wells Fargo Bank, NA	3.325%	A+	7/23/2021	12.9	—
30.0	—	Wells Fargo Bank, NA	2.082%	A+	9/9/2022	30.0	—
TOTAL CORPORATE BOND SECURITIES (Cost $1,153.6 and $0.0)						$1,154.8	$—
TOTAL OTHER MARKETABLE SECURITIES (Cost $4,221.9 and $4,088.9)						$4,224.3	$4,088.7
TOTAL MARKETABLE SECURITIES (Cost $4,912.2 and $5,363.6)						$5,077.2	$5,503.8
LOANS RECEIVABLE—4.2% and 3.2%

		Borrower	Property Type	Interest Rate(6)	Maturity Date	Fair Value at
Principal						September 30, 2019	December 31, 2018
2019	2018
						(Unaudited)
$6.3	$6.3	DJM Capital Partners Mezzanine	Retail	5.00%	7/12/2019	$6.3	$6.3
87.2	83.2	311 South Wacker Mezzanine	Office	4.70% + LIBOR	6/7/2020	86.5	83.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

		Borrower	Property Type	Interest Rate(6)	Maturity Date	Fair Value at
Principal						September 30, 2019	December 31, 2018
2019	2018
$92.2	$95.2	Blackstone RioCan Retail Portfolio Mezzanine	Retail	4.65% + LIBOR	6/9/2020	$92.2	$95.3
60.0	60.0	River North Point Junior Mezzanine	Office	4.30% + LIBOR	7/9/2020	60.0	60.0
152.3	176.4	Project Glacier Mezzanine	Industrial	4.40% + LIBOR	11/9/2020	152.3	176.4
53.6	—	SCG Oakland Portfolio	Office	4.25% + LIBOR	3/1/2021	53.6	—
20.0	20.0	Crest at Las Colinas Station Mezzanine	Apartment	5.11% + LIBOR	5/10/2021	20.0	20.0
60.0	—	SoNo Collection Mezzanine	Retail	6.75% + LIBOR	8/6/2021	60.0	—
125.0	125.0	State Street Financial Center Mezzanine	Office	6.50%	11/10/2021	124.2	125.3
20.0	20.0	Modera Observatory Park Mezzanine	Apartment	4.34% + LIBOR	6/10/2022	20.0	20.0
47.5	—	San Diego Office Portfolio Mezzanine	Office	2.45% + LIBOR	8/9/2022	47.5	—
15.9	—	San Diego Office Portfolio Mezzanine	Office	2.45% + LIBOR	8/9/2022	15.9	—
20.6	19.7	Rosemont Towson Mezzanine	Apartment	4.15% + LIBOR	9/9/2022	20.6	19.7
26.9	26.7	1330 Broadway Mezzanine	Office	5.01% + LIBOR	8/10/2023	26.9	26.8
82.0	63.0	Great Value Storage Portfolio Mezzanine	Storage	7.88%	12/6/2023	82.0	63.2
85.0	—	Park Avenue Tower Mezzanine	Office	4.35% + LIBOR	3/9/2024	85.0	—
71.0	—	BREP VIII Industrial Loan Facility Mezzanine	Industrial	5.00% + LIBOR	3/9/2026	71.0	—
20.0	20.0	Aspen Lake Office Portfolio Mezzanine	Office	8.25%	3/10/2028	20.0	20.2
95.0	95.0	Merritt on the River Office Portfolio Mezzanine	Office	8.00%	8/1/2028	95.0	95.7
100.0	100.0	Charles River Plaza North Mezzanine	Office	6.08%	4/6/2029	100.0	100.9
TOTAL LOANS RECEIVABLE (Cost $1,240.4 and $910.6)						$1,239.0	$913.0
LOANS RECEIVABLE WITH RELATED PARTIES—0.2% and 0.0%

		Related Party	Property Type	Interest Rate(6)	Maturity Date	Fair Value at
Principal						September 30, 2019	December 31, 2018
2019	2018
						(Unaudited)
$36.5	$—	MRA Hub 34 Holding, LLC	Office	2.50% + LIBOR	9/1/2022	$36.5	$—
32.8	—	THP Student Housing, LLC	Apartment	3.20%	9/1/2024	32.4	—
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES (Cost $69.3 and $0.0)						$68.9	$—
TOTAL INVESTMENTS (Cost $24,921.8 and $24,169.8)						$29,261.1	$28,480.4

(1)	The investment has a mortgage loan payable outstanding, as indicated in Note 9 - Loans Payable.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	For zero-coupon securities issued at a discount or premium to par, yield represents the annualized yield to maturity. For all other securities, the coupon rate is presented.

(5)	A portion of this investment consists of land currently under development.

(6)
Fixed interest rate loans are represented with a single rate. Variable interest rate loans are presented with their base spread and the corresponding index rate. All variable interest loans currently held by the Account use the one month London Interbank Offered Rate ("LIBOR") rate on U.S. dollar deposits as the index rate, as published by ICE Benchmark Administration Limited.

(7)	All or a portion of these securities are out on loan. The aggregate value of securities on loan at September 30, 2019 and December 31, 2018 were $2.7 million and $67.4 million, respectively.

(8)	Credit ratings are sourced from Standard & Poor's ("S&P"), Moody's or Fitch. Ratings are presented using the S&P rating tier definition.

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

•
Government and Government Agency Securities: Risks associated with investment securities issued by U.S. government agencies and U.S. government-sponsored entities, including the risk that the issuer may not have their securities backed by the full faith and credit of the U.S. government, and that transaction activity may fluctuate significantly from time to time, which could negatively impact the value of the securities and the Account’s ability to dispose of a security at a favorable time; and

•
Liquid Assets and Securities: Risks associated with investments in real estate-related liquid assets (which could include, from time to time, registered or unregistered real estate investment trust (“REIT”) securities and commercial mortgage-backed securities (“CMBS”)), and non-real estate-related liquid assets (which could include, from time to time, commercial paper and investment-grade corporate bonds), including:

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
Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended September 30, 2019 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.
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
In addition, while the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, such as REITs and CMBS, management intends that the Account will not hold more than 10% of its net assets in such securities on a long-term basis. Traditionally, less than 10% of the Account’s net assets have been comprised of interests in these securities; although, the Account has held approximately 10% of its net assets in equity REIT securities at times. In addition, under the Account’s current investment guidelines, the Account is authorized to hold up to 10% of its net assets in CMBS. As of September 30, 2019, REIT securities comprised approximately 3.2% of the Account’s net assets, and the Account held no CMBS as of such date.
Non-Real Estate-Related Investments. The Account will invest the remaining portion of its assets (targeted to be between 15% and 25% of its net assets) in publicly traded, liquid investments; namely:

•	Short-term government-related instruments, including U.S. Treasury bills;

•	Long-term government-related instruments, such as securities issued by U.S. government agencies or U.S. government-sponsored entities;

•	Short-term non-government-related instruments, such as money market instruments, commercial paper, and investment grade corporate debt securities with maturities less than one year;

•	Intermediate-term non-government-related instruments, such as investment grade corporate debt securities with maturities greater than one year; and

•	Stock of companies that do not primarily own or manage real estate.

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
Foreign Investments. The Account from time to time will also make foreign real estate investments. Under the Account’s investment guidelines, investments in direct foreign real estate, together with foreign real estate-related securities and foreign non-real estate-related liquid investments, may not comprise more than 25% of the Account’s net assets. As of September 30, 2019, the Account did not hold any foreign real estate investments.
THIRD QUARTER 2019 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook

Key Macro Economic Indicators	Actuals		Forecast
	2Q19	3Q19	2019	2020
Economy(1)
Gross Domestic Product ("GDP")	2.3%	1.9%	2.3%	1.7%
Employment Growth (Thousands)	456	470	1,884	1,464
Unemployment Rate	3.7%	3.5%	3.7%	3.8%
Interest Rates(2)
10 Year Treasury	2.3%	1.8%	1.7%	1.9%
Sources: Blue Chip Economic Indicators, Blue Chip Financial Forecasts, BEA, Bureau of Labor Statistics, Federal Reserve and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while annual values represent a twelve-month average.

(2)	Treasury rates are an average over the stated period.
According to the Bureau of Labor Statistics, the U.S. economy added 470,000 jobs during the third quarter of 2019, with an average of 157,000 jobs per month over the past three months, trailing the 12-month average of 179,000. The unemployment rate dropped to 3.5% in the third quarter, maintaining the lowest U.S. unemployment rate in over fifty years. The strength of the labor market paired with steady consumer confidence continue to serve as the key drivers behind U.S. economic growth.

The Federal Open Market Committee ("Committee") lowered rates twice in the third quarter and once more in October, with the target range moving to 1.50%-1.75%. Uncertainty caused by international trade tensions between the United States and its key trading partners has slowed business investment and manufacturing, with the Committee also acknowledging the yield curve inversion that emerged in the third quarter which has historically predicated recessionary activity. Their economic outlook on growth is mixed, as favorable indicators such as a tight domestic labor market and strong American consumption still exist, but the headwinds from trade tensions will be a considerable drag on growth over the near term.
Real Estate Market Conditions and Outlook
Commercial real estate conditions remained steady throughout the third quarter of 2019. According to the Green Street Advisor Commercial Property Price Index (“CPPI”), property prices rose 0.5% during the third quarter and 1.8% on a year-over-year basis. According to preliminary estimates from Real Capital Analytics, sales of office, industrial, retail, and multi-family properties totaled $133.5 billion during the third quarter of 2019, a 5.4% decrease from the same period one year earlier.
For the quarter ending September 30, 2019, the NCREIF Fund Index Open-End Diversified Core Equity (NFI-ODCE) Equal Weight total return, net of fees, increased to 1.18%, from 1.12% in the second quarter. The Account's real estate assets generated a 1.26% total return during the third quarter. Total returns were positive for the 38th consecutive quarter.

Occupancy in the Account’s properties averaged 93.0% for the third quarter of 2019 as compared to 92.7% in the previous quarter. Data for the Account’s top five markets in terms of fair value as of September 30, 2019 are provided below. These five markets represent nearly half of the Account’s total real estate portfolio.

Top 5 Metro Areas by Fair Market Value	Account % Leased Fair Value Weighted*	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio**	Metro Area Fair Value as a % of Total Investments
New York-Jersey City-White Plains, NY-NJ	91.0%	14	11.2%	8.7%
Washington-Arlington-Alexandria, DC-VA-MD-WV	89.2%	13	10.6%	8.2%
Los Angeles-Long Beach-Glendale, CA	94.4%	15	9.5%	7.4%
Boston, MA	89.6%	6	6.0%	4.6%
San Diego-Carlsbad, CA	93.2%	13	5.7%	4.4%

*
Weighted by fair value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair value of the Account’s monetary investments in those markets.

**	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

Office
Leasing is historically driven by companies involved in the professional and business services sector, with technology-related companies included within this classification. This sector added 114,000 jobs during the third quarter of 2019, with the financial services sector contributing an additional 37,000 jobs. Driven by declines in both suburban and downtown vacancy rates, vacancy nationwide decreased from 12.2% in the second quarter of 2019 to 12.1% in the third quarter of 2019, as reported by CB Richard Ellis Econometric Advisors ("CBRE-EA"). Vacancies continue to trend lowest in cities with significant technology or research exposure (e.g., San Francisco, Seattle), but the largest vacancy declines in recent months have been present in non-primary metro areas (i.e., metropolitan areas with less than five million people). The vacancy rate of the Account’s office portfolio increased to 13.1% in the third quarter as compared to 13.0% in the prior quarter, driven by scheduled lease expirations at some of the Account's properties in the Boston metro area. The vacancy rate is now above the Boston market average, but demand for the vacated space is strong and the Account expects to have new tenants under contract before the end of the year. The above-average vacancy rate in the New York metro area is driven by two properties currently undergoing redevelopment to increase the long term value of the properties. The vacancy rate in the New York metro will remain elevated over the near term as legacy tenants fully vacate the properties and redevelopment efforts continue.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2019 Q3	2019 Q2	2019 Q3	2019 Q2
Account / Nation			13.1%	13.0%	12.1%	12.2%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,484.0	5.1%	13.0%	14.7%	13.9%	14.2%
Boston, MA	1,257.7	4.3%	11.8%	9.1%	8.6%	8.5%
New York-Jersey City-White Plains, NY-NJ	1,197.3	4.1%	27.3%	25.3%	8.6%	9.0%
San Francisco-Redwood City-South San Francisco, CA	896.1	3.1%	5.1%	4.3%	4.9%	5.1%
Los Angeles-Long Beach-Glendale, CA	778.1	2.7%	1.9%	2.5%	11.9%	12.5%

*	Source: CBRE-EA. Market vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the square foot-weighted percentage of unleased space.
Industrial
Industrial market conditions are primarily influenced by GDP growth, international trade, and consumer spending, especially e-commerce sales. The national industrial availability rate increased for the second consecutive quarter from 7.1% in the prior quarter to 7.2% in the third quarter of 2019, as reported by CBRE-EA. Completions have been steady throughout 2019, but demand has largely absorbed new construction as it becomes available. While most of the completions in the sector have been build-to-suit, speculative projects in the pipeline are increasing, a reflection of the strong demand that continues to characterize the industrial sector. U.S. protectionist trade policies remain a notable headwind for the sector, but overall fundamentals of the sector remain healthy. The average vacancy rate of the Account’s industrial properties decreased to 4.5% in the third quarter of 2019 from 4.9% in the previous quarter, primarily driven by the acquisition of a 100% occupied property in the Phoenix metro area.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2019 Q3	2019 Q2	2019 Q3	2019 Q2
Account / Nation			4.5%	4.9%	7.2%	7.1%
Riverside-San Bernardino-Ontario, CA	$946.0	3.2%	0.0%	0.0%	5.7%	5.8%
Los Angeles-Long Beach-Glendale, CA	401.1	1.4%	2.8%	3.2%	4.3%	3.9%
Tacoma-Lakewood, WA	389.5	1.3%	2.9%	1.4%	5.7%	5.8%
Dallas-Plano-Irving, TX	298.1	1.0%	5.3%	6.6%	8.4%	8.8%
Fort Lauderdale-Pompano Beach-Deerfield Beach, FL	294.3	1.0%	0.5%	1.1%	6.8%	6.9%

*
Source: CBRE-EA. Market availability is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space. CBRE-EA considers Tacoma part of the Seattle industrial market. Market vacancy rates reflect the Seattle-Tacoma total.

Multi-Family
Apartment demand is driven by a combination of economic and demographic forces including job growth, household formations, and changes in the U.S. homeownership rate. The national apartment vacancy rate decreased from 4.1% in the prior quarter to 3.7% in third quarter of 2019, as reported by RealPage. The national vacancy rate is the lowest since the first quarter of 2001. The sector continues to benefit from strong fundamentals, such as a tight labor market, but the sector is also the beneficiary of long-term U.S. housing trends, such as first-time buyers delaying home ownership and renting for longer than historical precedent. The sector is fundamentally sound but at the peak of its cycle, and conditions may soften moderately in the near-term. The vacancy rate of the Account’s apartment properties decreased to 6.1% in the third quarter of 2019 as compared to 6.6% in the prior quarter. Renovations are proceeding at several properties in the Account's portfolio, including some in the Washington, Los Angeles and Denver metro areas. The renovation efforts are expected to enhance the long-term value of the impacted properties, but vacancy in these metro areas may persist above the market averages in the near-term while renovations continue.

			Account Units Weighted Average Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2019 Q3	2019 Q2	2019 Q3	2019 Q2
Account / Nation			6.1%	6.6%	3.7%	4.1%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$767.3	2.6%	7.3%	7.0%	3.3%	3.7%
Los Angeles-Long Beach-Glendale, CA	703.9	2.4%	8.3%	9.0%	3.2%	3.5%
New York-Jersey City-White Plains, NY-NJ	512.7	1.8%	1.7%	4.1%	2.2%	2.7%
Denver-Aurora-Lakewood, CO	421.7	1.4%	9.0%	9.4%	4.0%	4.4%
San Diego-Carlsbad, CA	323.4	1.1%	4.0%	3.4%	3.2%	3.3%

*	Source: RealPage. Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units.
Retail
Retail demand in the Account's portfolio is driven by U.S. consumers, whose willingness to spend directly correlates with retailers' need for domestic rental space. Preliminary data from the U.S. Census Bureau indicate that retail sales excluding motor vehicles and parts increased 1.4% in the third quarter of 2019 and 3.7% on a year-over-year basis. The retail leasing market is increasingly competitive, as the pool of retailers leasing space shrinks due to the long-term trend of consumers moving to digital platforms for retail spending instead of through traditional brick-and-mortar outlets. Retail properties that are older, located in suboptimal locations, or have significant exposure to low quality tenants are especially compromised as the market evolves, but well-positioned properties have shown resiliency due to continued demand for premier retail space. The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers. Moreover, the retail portfolio is managed to minimize significant exposure to any single retailer. The Account’s retail vacancy increased to 6.8% in the third quarter of 2019 from 6.7% in the prior quarter. Vacancy is at or below market averages in each of the retail subcategories.

			Account Units Weighted Average Vacancy		Market Vacancy*
	Total Sector by Metro Area ($M)	% of Total Sector	2019 Q3	2019 Q2	2019 Q3	2019 Q2
All Retail			6.8%	6.7%	6.1%	6.2%
Lifestyle & Mall	$2,415.7	57.7%	5.4%	4.5%	5.4%	5.3%
Neighborhood, Community & Strip	1,179.3	28.1%	8.8%	8.9%	8.7%	8.8%
Power Center**	595.1	14.2%	2.7%	4.6%	7.0%	7.1%
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
INVESTMENTS
As of September 30, 2019, the Account held 77.6% of its total investments in real estate and real estate joint ventures. The Account also held investments in U.S. Treasury securities representing 8.6% of total investments, loans receivable including those with related parties representing 4.4% of total investments, corporate bonds representing 3.9% of total investments, real estate-related equity securities representing 2.9% of total investments, government agency notes representing 1.9% of total investments, and real estate limited partnerships representing 0.7% of total investments.
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of September 30, 2019 was $2.3 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $3.2 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the Consolidated Schedules of Investments. When the loans payable within the joint venture investments are considered, total outstanding principal on the Account’s portfolio as of September 30, 2019 was $5.5 billion, which represented a loan to value ratio of 16.7%. The Account has no active loans outstanding on the Line of Credit as of September 30, 2019.
Management believes the Account’s real estate portfolio is diversified by location and property type. The Account’s largest investment, Fashion Show, located in Las Vegas, Nevada, represented 4.4% of total real estate investments and 3.5% of total investments. As discussed in the Account’s prospectus, the Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes (i) have maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with the Account’s intent to diversify the Account by property type and geographic location (including reallocating the Account’s exposure to or away from certain property types in certain geographic locations), or (v) otherwise do not satisfy the investment objectives of the Account. Management, from time to time, will evaluate the need to manage liquidity in the Account as part of its analysis as to whether to undertake a particular asset sale. The Account could reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., participant withdrawals or benefit payments).

The following table lists the Account's ten largest investments as of September 30, 2019. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Concentrations of Risk.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Fashion Show	50%	Las Vegas	NV	Retail	$1,128.6	$424.8	$703.8	4.4%	3.5%
SITE Centers Corp	85%	Various	U.S.A.	Retail	1,023.3	254.9	768.4	4.0%	3.2%
The Florida Mall	50%	Orlando	FL	Retail	925.5	157.9	767.6	3.6%	2.9%
Simpson Housing Portfolio	80%	Various	U.S.A.	Apartment	802.4	400.1	402.3	3.1%	2.5%
1001 Pennsylvania Avenue	100%	Washington	D.C.	Office	799.8	323.2	476.6	3.1%	2.5%
Colorado Center	50%	Santa Monica	CA	Office	630.0	273.3	356.7	2.4%	1.9%
425 Park Avenue	100%	New York City	NY	Ground Lease	599.0	—	599.0	2.3%	1.8%
99 High Street	100%	Boston	MA	Office	540.7	283.4	257.3	2.1%	1.7%
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	499.9	—	499.9	1.9%	1.5%
Four Oaks Place	51%	Houston	TX	Office	430.8	85.8	345.0	1.7%	1.3%

(1)	The Account's share of the fair value of the property investment, gross of debt.

(2)	Debt fair values are presented at the Account's ownership interest.

(3)	The Account's share of the fair value of the property investment, net of debt.

(4)	Total real estate portfolio is the aggregate fair value of the Account's wholly-owned properties and the properties held within a joint venture, gross of debt.

(5)
Total investments are the aggregate fair value of all investments held by the Account, gross of debt. Total investments, as calculated within this table, will vary from total investments, as calculated in the Account's Consolidated Schedule of Investments, as joint venture investments are presented in the Consolidated Schedules of Investments at their net equity position in accordance with previously defined GAAP.

Results of Operations
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
Net Investment Income
The following table shows the results of operations for the nine months ended September 30, 2019 and 2018 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Nine Months Ended September 30,		Change
	2019	2018	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$823.6	$822.7	$0.9	0.1%
Real estate property level expenses:
Operating expenses	181.8	171.7	10.1	5.9%
Real estate taxes	138.9	135.3	3.6	2.7%
Interest expense	80.1	82.8	(2.7)	(3.3)%
Total real estate property level expenses	400.8	389.8	11.0	2.8%
Real estate income, net	422.8	432.9	(10.1)	(2.3)%
Income from real estate joint ventures and limited partnerships	170.9	157.8	13.1	8.3%
Interest	129.7	77.6	52.1	67.1%
Dividends	17.5	36.7	(19.2)	(52.3)%
TOTAL INVESTMENT INCOME	740.9	705.0	35.9	5.1%
Expenses:
Investment management charges	53.6	46.3	7.3	15.8%
Administrative charges	37.6	41.0	(3.4)	(8.3)%
Distribution charges	24.1	20.8	3.3	15.9%
Mortality and expense risk charges	1.0	0.9	0.1	11.1%
Liquidity guarantee charges	41.4	37.5	3.9	10.4%
TOTAL EXPENSES	157.7	146.5	11.2	7.6%
INVESTMENT INCOME, NET	$583.2	$558.5	$24.7	4.4%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the nine months ended September 30, 2019 and 2018. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions, unaudited).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2019	2018	$	%	2019	2018	$	%	2019	2018	$	%
Same Property	$691.1	$685.8	$5.3	0.8%	$149.7	$143.3	$6.4	4.5%	$117.8	$115.2	$2.6	2.3%
Properties Acquired	79.0	21.3	57.7	N/M	19.6	5.4	14.2	N/M	14.3	4.0	10.3	N/M
Properties Sold	53.5	115.6	(62.1)	N/M	12.5	23.0	(10.5)	N/M	6.8	16.1	(9.3)	N/M
Impact of Properties Acquired/Sold	132.5	136.9	(4.4)	N/M	32.1	28.4	3.7	N/M	21.1	20.1	1.0	N/M
Total Property Portfolio	$823.6	$822.7	$0.9	0.1%	$181.8	$171.7	$10.1	5.9%	$138.9	$135.3	$3.6	2.7%
N/M—Not meaningful

Rental Income:
Rental income increased by $0.9 million, or 0.1%. Rental income of properties held through both comparative periods increased $5.3 million, or 0.8%, driven by a reduction in rental concessions paired with higher rents from new and renewing leases, most notably among industrial and office properties in in the Account's primary markets (e.g., San Francisco, Boston, New York). Net disposition activity was an offsetting factor to the overall increase.
Operating Expenses:
Operating expenses increased $10.1 million, or 5.9%, primarily driven by rising utility costs and higher pricing from vendors providing services to the Account's properties. Continued tightening in the U.S. labor market is moving wages upward, driving price increases for services such as maintenance, groundskeeping, and security services.
Real Estate Taxes:
Real estate taxes increased $3.6 million, or 2.7%, driven by rising property values across the portfolio, most notably within the office sector.
Interest Expense:
Interest expense decreased $2.7 million, or 3.3%, as a result of lower average outstanding principal balances on loans payable, as compared to the same period in 2018.
Income from Real Estate Joint Ventures and Limited Partnerships:
Income from real estate joint ventures and limited partnerships increased $13.1 million, or 8.3%, which was attributed to a larger portfolio of joint ventures.
Interest and Dividend Income:
Interest income increased $52.1 million due to interest earned on a larger loan receivable portfolio in 2019 as compared to the same period in 2018 paired with an increase in interest earned on the Account's debt securities due to higher interest rates. Dividend income decreased $19.2 million in line with associated decreases in the Account's REIT portfolio as compared to the same period in 2018.
Expenses:
Investment management, administrative and distribution charges are costs charged to the Account associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. These expenses increased $7.2 million from the comparable period of 2018 as result of increased costs related to asset management, primarily driven by an increase in the level of transaction activity by the Account (e.g., real estate purchases and sales).
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. These expenses increased $4.0 million as a result of an increase in the net assets of the Account from the comparative period paired with a four basis point increase to the expense charge for the liquidity guarantee effective August 1, 2019.

Net Realized and Unrealized Gains and Losses on Investments and Loans Payable
The following table shows the net realized and unrealized gains and losses on investments and loans payable for the nine months ended September 30, 2019 and 2018 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Nine Months Ended September 30,		Change
	2019	2018	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$300.0	$223.4	$76.6	34.3%
Real estate joint ventures and limited partnerships	(43.7)	57.0	(100.7)	N/M
Marketable securities	280.6	10.2	270.4	N/M
Total realized gain on investments:	536.9	290.6	246.3	84.8%
Net change in unrealized appreciation (depreciation) on:
Real estate properties	161.0	(10.5)	171.5	N/M
Real estate joint ventures and limited partnerships	(94.3)	43.0	(137.3)	N/M
Marketable securities	19.8	0.5	19.3	N/M
Loans receivable	(3.8)	1.0	(4.8)	N/M
Loan receivable with related parties	(0.4)	—	(0.4)	N/M
Loans payable	(98.4)	54.4	(152.8)	N/M
Net change in unrealized appreciation (depreciation) on investments and loans payable	(16.1)	88.4	(104.5)	N/M
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND LOANS PAYABLE	$520.8	$379.0	$141.8	37.4%
N/M—Not meaningful
Real Estate Properties, Joint Ventures and Limited Partnerships:
Net realized gains in the Account are primarily attributed to the sale of wholly-owned investments. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments in the third quarter of 2019.
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $461.0 million during the nine months ended September 30, 2019 compared to $212.9 million during the comparable period of 2018. Appreciation is primarily concentrated within the industrial and office sectors, with the most notable gains occurring in California and New York. Gateway cities, such as New York City and San Francisco, continue to be favored by domestic and foreign institutional investors, as these cities have limited opportunities for new construction in favorable locations. Demand in the office and industrial sectors continues to outpace supply in these cities, and the widening imbalance between supply and demand has allowed market rents and property values to reach new heights.
Real Estate Joint Ventures and Limited Partnerships:
Real estate joint ventures and limited partnerships generated net realized and unrealized losses of $138.0 million for the nine months ended September 30, 2019, compared to net gains of $100.0 million during the comparable period of 2018. Similar to the wholly-owned portfolio, joint venture office investments in California have been the strongest performers in 2019; however, the appreciation generated by these investments has been more than offset by declines in the fair values of the Account's retail joint ventures. Rising investor caution to overexposure in retail is tempering pricing among the largest investments in the sector. Moreover, market rents in the retail sector are leveling as lessors navigate an increasingly competitive market for high-quality tenants.

Marketable Securities:
The Account’s marketable securities experienced net realized and unrealized gains of $300.4 million during the nine months ended September 30, 2019 compared to net realized and unrealized gains of $10.7 million during the comparable period of 2018, primarily attributed to the performance of the Account's real-estate related securities. The performance of the Account's REIT portfolio was in line with the FTSE NAREIT All Equity REITs Index in both periods. U.S. Treasuries, government agency notes and corporate bonds had a nominal impact in both periods due to the short and intermediate-term nature of these investments, respectively.
Loans Receivable, including those with related parties:
Loans receivable, including loans receivable with related parties, experienced an unrealized loss of $4.2 million during the nine months ended September 30, 2019 compared to a $1.0 million gain during the comparable period of 2018. The changes in both periods were minimal as there were no significant changes in the credit quality of the underlying collateral of the debt investments in either period.
Loans Payable:
Loans payable experienced an unrealized loss of $98.4 million during the nine months ended September 30, 2019 compared to a $54.4 million unrealized gain during the comparable period of 2018. The changes in both periods were consistent with the directional movement of U.S. Treasury rates.
Three months ended September 30, 2019 compared to three months ended September 30, 2018
Net Investment Income
The following table shows the results of operations for the three months ended September 30, 2019 and 2018 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended September 30,		Change
	2019	2018	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$282.6	$273.3	$9.3	3.4%
Real estate property level expenses:
Operating expenses	64.5	58.5	6.0	10.3%
Real estate taxes	46.9	45.4	1.5	3.3%
Interest expense	27.1	30.4	(3.3)	(10.9)%
Total real estate property level expenses	138.5	134.3	4.2	3.1%
Real estate income, net	144.1	139.0	5.1	3.7%
Income from real estate joint ventures and limited partnerships	61.4	37.3	24.1	64.6%
Interest	43.5	35.1	8.4	23.9%
Dividends	5.9	14.7	(8.8)	(59.9)%
TOTAL INVESTMENT INCOME	254.9	226.1	28.8	12.7%
Expenses:
Investment management charges	17.3	13.9	3.4	24.5%
Administrative charges	12.1	14.3	(2.2)	(15.4)%
Distribution charges	7.5	6.8	0.7	10.3%
Mortality and expense risk charges	0.3	0.3	—	—%
Liquidity guarantee charges	15.3	12.8	2.5	19.5%
TOTAL EXPENSES	52.5	48.1	4.4	9.1%
INVESTMENT INCOME, NET	$202.4	$178.0	$24.4	13.7%

The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the three months ended September 30, 2019 and 2018. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions, unaudited).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2019	2018	$	%	2019	2018	$	%	2019	2018	$	%
Same Property	$236.7	$233.7	$3.0	1.3%	$53.3	$49.4	$3.9	7.9%	$39.4	$38.5	$0.9	2.3%
Properties Acquired	30.5	12.9	17.6	N/M	7.8	3.5	4.3	N/M	5.5	2.4	3.1	N/M
Properties Sold	15.4	26.7	(11.3)	N/M	3.4	5.6	(2.2)	N/M	2.0	4.5	(2.5)	N/M
Impact of Properties Acquired/Sold	45.9	39.6	6.3	N/M	11.2	9.1	2.1	N/M	7.5	6.9	0.6	N/M
Total Property Portfolio	$282.6	$273.3	$9.3	3.4%	$64.5	$58.5	$6.0	10.3%	$46.9	$45.4	$1.5	3.3%
N/M—Not meaningful
Rental Income:
Rental income increased by $9.3 million, or 3.4%, due to net acquisition activity paired with rising market rents and reduced rental concessions, most notably across the industrial sector. Market rents in the office, industrial and apartment sectors have continued to trend upward over the last several consecutive quarters, but retail market rents have largely remained flat over the same period.
Operating Expenses:
Operating expenses increased $6.0 million, or 10.3%, driven by net acquisition activity and rising costs charged by vendors providing services to the Account's properties, most notably to the office sector. Continued tightening in the U.S. labor market is moving wages upward, driving price increases for services such as maintenance, groundskeeping, and security services.
Real Estate Taxes:
Real estate taxes increased $1.5 million, or 3.3%, due to net acquisition activity and rising property values, notably in the industrial and office sectors.
Interest Expense:
Interest expense decreased $3.3 million, or 10.9%, as a result of lower average outstanding principal balances on loans payable, as compared to the same period in 2018.
Income from Real Estate Joint Ventures and Limited Partnerships:
Income from real estate joint ventures and limited partnerships increased $24.1 million, or 64.6%, which was attributed to a larger portfolio of joint ventures.
Interest and Dividend Income:
Interest income increased $8.4 million due to interest earned on a larger loan receivable portfolio in 2019 as compared to the same period in 2018 paired with an increase in interest earned on the Account's debt securities due to higher interest rates. Dividend income decreased $8.8 million in line with associated decreases in the Account's REIT portfolio as compared to the same period in 2018.
Expenses:
Investment management, administrative and distribution charges are costs charged to the Account associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. These expenses increased $1.9 million from the comparable period of 2018, as a result of increased costs related to asset management, primarily driven by an increase in the level of transaction activity by the Account (e.g., real estate purchases and sales). The overall increase was partially offset by reductions in expenses related to information technology.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. These expenses increased $2.5 million as a result of an increase in the net assets of the Account from the comparative period paired with a four basis point increase to the expense charge for the liquidity guarantee effective August 1, 2019.
Net Realized and Unrealized Gains and Losses on Investments and Loans Payable
The following table shows the net realized and unrealized gains and losses on investments and loans payable for the three months ended September 30, 2019 and 2018 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended September 30,		Change
	2019	2018	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$300.0	$179.8	$120.2	66.9%
Real estate joint ventures and limited partnerships	—	56.8	(56.8)	N/M
Marketable securities	27.5	3.3	24.2	N/M
Total realized gain on investments:	327.5	239.9	87.6	36.5%
Net change in unrealized appreciation (depreciation) on:
Real estate properties	(83.2)	(65.2)	(18.0)	27.6%
Real estate joint ventures and limited partnerships	(138.0)	(49.3)	(88.7)	N/M
Marketable securities	37.3	(6.4)	43.7	N/M
Loans receivable	(1.0)	1.0	(2.0)	N/M
Loans receivable with related parties	(0.4)	—	(0.4)	N/M
Loans payable	(32.1)	(0.8)	(31.3)	N/M
Net change in unrealized depreciation on investments and loans payable	(217.4)	(120.7)	(96.7)	80.1%
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND LOANS PAYABLE	$110.1	$119.2	$(9.1)	(7.6)%
N/M—Not meaningful
Real Estate Properties, Joint Ventures and Limited Partnerships:
Net realized gains in the Account are primarily attributed to the sale of wholly-owned investments. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $216.8 million during the third quarter of 2019 compared to $114.6 million during the comparable period of 2018. Appreciation is primarily due to significant investor interest in the New York metro area.

Real Estate Joint Ventures and Limited Partnerships:
Real estate joint ventures and limited partnerships experienced net realized and unrealized losses of $138.0 million during the third quarter of 2019, compared to $7.5 million of net realized and unrealized gains during the comparable period of 2018. Net losses in the third quarter of 2019 were driven by the Account's retail joint ventures, attributed to rising investor caution to overexposure in the retail sector. Occupancy and rents, however, have remained stable across the Account's retail portfolio and are expected to remain as such over the near term.
Marketable Securities:
The Account’s marketable securities experienced net realized and unrealized gains of $64.8 million during the third quarter of 2019 compared to net realized and unrealized losses of $3.1 million during the comparable period of 2018, primarily attributed to the performance of the Account's real-estate related securities. The performance of the Account's REIT portfolio was in line with the FTSE NAREIT All Equity REITs Index in both periods. U.S. Treasuries, government agency notes and corporate bonds had a nominal impact in both periods due to the short and intermediate-term nature of these investments, respectively.
Loans Receivable, including those with related parties:
Loans receivable, including loans receivable with related parties, experienced an unrealized loss of $1.4 million during the third quarter of 2019 compared to a $1.0 million unrealized loss during the comparable period of 2018. The changes in both periods were minimal as there were no significant changes in the credit quality of the underlying collateral of the debt investments in either period.
Loans Payable:
Loans payable experienced an unrealized loss of $32.1 million during the third quarter of 2019 compared to a $0.8 million unrealized loss during the comparable period of 2018. The changes in both periods were consistent with the directional movement of U.S. Treasury rates.
Liquidity and Capital Resources
As of September 30, 2019 and December 31, 2018, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $4.2 billion and $4.1 billion representing 15.7% and 15.8% of the Account’s net assets at such dates, respectively.
Net Income and Marketable Securities
The Account’s net investment income is a source of liquidity for the Account. Net investment income was $583.2 million for the nine months ended September 30, 2019, as compared to $558.5 million for the comparable period of 2018. The increase in total net investment income is described more fully in the Results of Operations section.
As of September 30, 2019, cash and cash equivalents, along with real estate-related and non-real estate related marketable securities comprised 18.8% of the Account’s net assets. The Account’s real estate-related marketable securities primarily consist of publicly traded REITs. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., participant withdrawals or benefit payments).
The Account has a $500.0 million unsecured line of credit available as needed to fund the Account's near-term objectives, as further described in Note 10—Line of Credit. As of September 30, 2019, the Account has no active loans outstanding on the unsecured line of credit.

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
As of September 30, 2019, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments) to total gross asset value (i.e., a “loan to value ratio”) was 16.7%. The Account intends to maintain its loan to value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets.
As of September 30, 2019, there are no mortgage obligations secured by real estate investments wholly-owned by the Account maturing within the next twelve months. The Account has sufficient liquidity in the form of cash and cash equivalents and securities to meet its mortgage obligations.
In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan to value ratio.
Recent Transactions
The following describes transactions occurring during the third quarter of 2019 related to real estate properties, real estate joint ventures, limited partnerships, loans receivable, and loans payable. Except as noted, expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. Dollar amounts are shown in millions.
Real Estate Properties and Joint Ventures
Acquisitions

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price (1)
Riverside 202 Industrial	07/09/2019	100.00%	Industrial	Phoenix, AZ	$29.6
Campus Pointe 6	07/09/2019	45.00%	Office	San Diego, CA	111.9
Campus Pointe 5	07/26/2019	45.00%	Office	San Diego, CA	37.2
Storage Portfolio III - Southwest	08/23/2019	90.00%	Storage	Various	18.4
Almond Avenue	08/28/2019	100.00%	Land	Fontana, CA	8.8
Cabana Beach Gainesville	09/27/2019	97.00%	Apartment	Gainesville, FL	64.4
T-C 4th & Madison, LLC (2)	09/26/2019	51.00%	Office	Seattle, WA	307.5

(1)	The net purchase price represents the purchase price and closing costs.

(2)
On September 26, 2019, the Account sold off 49% of its ownership in Fourth and Madison to Clarion Partners ("Clarion"), with the remaining 51% of its ownership transferring to newly formed T-C 4th & Madison, LLC. Concurrent with this sale, Clarion and the Account formed the joint venture T-C 4th & Madison, LLC, to hold their joint ownership of the property, with Clarion contributing its 49% interest and the Account contributing the remaining 51% interest.

Dispositions

Property Name	Sales Date	Ownership Percentage	Sector	Location	Net Sales Price (1)	Realized Gain/Loss on Sale
55 Second Street	08/21/2019	100.00%	Office	San Francisco, CA	$400.1	$106.3
Township Apartments	09/12/2019	100.00%	Apartment	Redwood City, CA	88.1	4.7
Fourth and Madison (2)	09/26/2019	100.00%	Office	Seattle, WA	602.8	189.0

(1)	The net sales price represents the sales price, less selling expenses.

(2)
On September 26, 2019, the Account sold off 49% of its ownership in Fourth and Madison to Clarion, with the Account retaining ownership of the remaining 51%. Concurrent with this sale, Clarion and the Account formed the joint venture T-C 4th & Madison, LLC, to hold their joint ownership of the property, with Clarion contributing its 49% interest and the Account contributing the remaining 51% interest.

Limited Partnerships
Acquisitions

Fund Name	Date of Initial Capital Contribution	Amount of Initial Capital Contribution	Total Commitment
SP V - II, LLC	08/20/2019	$5.4	$100.0
Veritas Trophy VI, LLC	09/18/2019	3.0	40.0
Loans Receivable
Originations and purchases

Investment Name	Financing Date	Interest Rate	Collateral	Maturity Date	Location	Amount
San Diego Office Portfolio	7/26/2019	2.45% + LIBOR	Office	08/09/2022	San Diego, CA	$62.5
MRA Hub 34 Holding, LLC	8/26/2019	2.50% + LIBOR	Office	09/01/2022	Long Island City, NY	36.5
SoNo Collection	9/17/2019	6.75% + LIBOR	Retail	08/06/2021	Norwalk, CT	60.0
THP Student Housing, LLC	09/27/2019	3.20%	Apartment	9/1/2024	Gainesville, FL	32.9
Financings
New financings and assumptions of debt

Collateral	Date	Ownership Percentage	Interest Rate	Collateral Type	Maturity Date	Location	Amount
San Diego Office Portfolio	08/28/2019	100.00%	3.62%	Loan Receivable	08/15/2022	San Diego, CA	$47.5
T-C 4th & Madison, LLC(1)	09/26/2019	51.00%	3.75%	Office	06/01/2023	Seattle, WA	99.6
T-C 4th & Madison, LLC(1)	09/26/2019	51.00%	4.17%	Office	06/01/2023	Seattle, WA	45.9
Cabana Beach Gainesville	09/27/2019	97.00%	3.20%	Apartment	09/01/2024	Gainesville, FL	31.9

(1)	Represents the assumption of the Account's share of the debt of T-C 4th & Madison, LLC, of which the Account owns 51%.

Payoffs and assignments of debt

Collateral	Date	Ownership Percentage	Interest Rate	Sector	Maturity Date	Location	Amount
Mass Court	07/30/2019	100.00%	2.88%	Apartment	09/01/2019	Washington, D.C.	$(89.2)
55 Second Street	08/21/2019	100.00%	3.74%	Office	10/1/2026	San Francisco, CA	(137.5)
Township Apartments	09/12/2019	100.00%	3.65%	Apartment	05/01/2025	Redwood City, CA	(49.0)
Fourth and Madison(2)	09/26/2019	100.00%	3.75%	Office	06/01/2023	Seattle, WA	(195.4)
Fourth and Madison(2)	09/26/2019	100.00%	4.17%	Office	06/01/2023	Seattle, WA	(90.0)

(2)	Represents the assignment of the debt on Fourth and Madison to the new joint venture with Clarion, T-C 4th & Madison, LLC.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint venture, limited partnerships and loans receivable, which, as of September 30, 2019, represented 82.7% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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
As of September 30, 2019, 17.3% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments and REIT securities. The Consolidated Schedule of Investments for the Account sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in the Critical Accounting Policies section above and in Note 1—Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.
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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2019. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures provide reasonable assurance that material information required to be included in the Account's periodic reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
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
Not applicable.

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
(101)
The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Unaudited), formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities as of September 30, 2019 (Unaudited), (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (Unaudited) , (iii) the Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2019 and 2018 (Unaudited), (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (Unaudited), and (v) the Notes to the Consolidated Financial Statements (Unaudited).**

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 7th day of November 2019.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

November 7, 2019	By:	/s/ Carol W. Deckbar
Carol W. Deckbar Executive Vice President, Teachers Insurance and Annuity Association of America and Chief Product Officer of TIAA Financial Solutions Product Group (Principal Executive Officer)

November 7, 2019	By:	/s/ Oluseun S. Salami
Oluseun S. Salami Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)