Form 10-K
period 2019-12-31
TIAA REAL ESTATE ACCOUNT
filed 2020-03-12
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Investment Strategy
Real Estate-Related Investments. The Account intends to have between 75% and 85% of its net assets invested directly in real estate or real estate-related investments with the goal of producing favorable long-term returns primarily through rental income and appreciation. These investments may consist of:

•	Direct ownership interests in domestic and foreign real estate;

•	Direct ownership of real estate through interests in joint ventures; or

•	Indirect interests in real estate through real estate-related securities, such as:

•
public and/or privately placed, domestic and foreign, registered and unregistered equity investments in real estate investment trusts (“REITs”), which investments may consist of registered or unregistered common or preferred stock interests;

•	private real estate limited partnerships and limited liability companies (collectively, "real estate funds");

•	investments in equity or debt securities of domestic and foreign companies whose operations involve real estate (i.e., that primarily own, develop or manage real estate) which may not be REITs; and

•
conventional commercial mortgage loans, participating mortgage loans, secured domestic and foreign (including U.K.) mezzanine loans, subordinated loans and collateralized mortgage obligations, including commercial mortgage-backed securities (“CMBS”), collateralized mortgage obligations ("CMOs") and other similar investments.

The Account’s principal strategy is to purchase direct ownership interests in income-producing real estate, primarily office, industrial, retail and multi-family properties. The Account is targeted to hold between 65% and 85% of the Account’s net assets in such direct ownership interests.
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. Management intends that the Account will not hold more than 10% of net assets in such securities on a long-term basis. As of December 31, 2019, publicly traded REIT securities comprised approximately 3.0% of the Account’s net assets, and the Account held no CMBS as of such date.
In making commercial real estate investments within the Account, TIAA seeks to make investments that are suitable from a financial perspective and whose activities are generally consistent with industry recognized environmental, social and governance (“ESG”) criteria. The Account intends to promote awareness of these criteria to its joint venture partners, vendors and other stakeholders in connection with portfolio related activity involving commercial real estate transactions. TIAA believes awareness, and, as appropriate, implementation of ESG criteria in commercial real estate holdings is beneficial to total long-term returns for the Account. In its evaluation of commercial real estate opportunities, the Account will take ESG considerations into account as part of the financial assessment of a commercial real estate portfolio asset, and not to achieve a desired outcome or as an investment qualification or screen. Ultimately, the Account will make an investment decision that incorporates ESG criteria only to the extent that the criteria is reasonably expected to enhance the ability to achieve desired returns for the Account.
Liquid, Fixed-Income Investments. The Account will invest the remaining portion of its assets (targeted to be between 15% and 25% of its net assets) in the following types of liquid, fixed income investments;

•	U.S. Treasury or U.S. Government agency securities;

•	Long-term government related instruments, such as securities issued by U.S. Government agencies, U.S. States or municipalities or U.S. Government-sponsored entities;

•
Intermediate-term or long-term government related instruments, such as bond or other fixed-income securities issued by U.S. Government agencies, U.S. States or municipalities or U.S. Government-sponsored entities as well as foreign governments and their agencies (including those in emerging markets) and supranational or multinational organizations (e.g., European Union);

•
Intermediate-term or long-term non-government related instruments, such as corporate debt securities or asset-backed securities (“ABS”) issued by domestic or foreign entities, including domestic or foreign mezzanine or other debt, mortgage backed securities (“MBS”), residential mortgage backed securities (“RMBS”), debt securities of foreign governments, and collateralized debt (“CDO”), collateralized bond (“CBO”) and collateralized loan (“CLO”) obligations, but only if such non-government related instruments are investment-grade securities;

•
Money market instruments and other cash equivalents. These will usually be high-quality, short-term debt instruments, including U.S. Government or government agency securities, commercial paper, certificates of deposit, bankers’ acceptances, repurchase agreements, interest-bearing time deposits, and corporate debt securities; and

•
To a limited extent, privately issued (or non-publicly traded) debt securities, including Rule 144A securities, issued by domestic and foreign companies that do not primarily own or manage real estate, but only if such domestic and foreign privately issued debt securities are investment-grade securities.

The Account’s liquid, fixed-income investments may comprise less than 15% (and possibly less than 10%) of its assets (on a net basis), especially during and immediately following periods of significant net participant outflows. In addition, the Account, from time to time and on a temporary basis, may hold in excess of 25% of its net assets in liquid, fixed-income investments, particularly during times of significant inflows into the Account and/or a lack of attractive real estate-related investments available in the market.
Liquid Securities Generally. Primarily due to management’s need to manage fluctuations in cash flows, in particular during and immediately following periods of significant participant net transfer activity into or out of the Account, the Account may, on a temporary basis (i) exceed the upper end of its targeted holdings (currently 35% of the Account’s net assets) in liquid securities of all types, including both publicly traded non-real estate-related liquid investments and liquid real estate-related securities, such as REITs, ABS, RMBS, CMBS and MBS, or (ii) be below the low end of its targeted holdings in such liquid securities (currently 15% of the Account’s net assets).
The portion of the Account’s net assets invested in liquid investments of all types may exceed the upper end of its target, for example, if (i) the Account receives a large inflow of money in a short period of time, in particular due to significant participant transfer activity into the Account, (ii) the Account receives significant proceeds from sales or financings of direct real estate assets, (iii) there is a lack of attractive direct real estate investments available on the market, and/or (iv) the Account anticipates more near-term cash needs, including to apply to acquire or improve direct real estate investments, pay expenses or repay indebtedness.
Foreign Investments. The Account may also make foreign real estate and foreign real estate-related investments and foreign liquid, fixed-income investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management doesn't intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of December 31, 2019, the Account did not hold any foreign real estate investments.
In managing any domestic or foreign mezzanine debt or other domestic or foreign loans or securities, the Account may enter into certain derivatives transactions (including forward currency contracts and swaps, futures contracts, put and call options and other hedging transactions) in order to hedge against the risks of exchange rate uncertainties, interest rate uncertainties and foreign currency or market fluctuations impacting the Account’s domestic or foreign investments. The Account does not intend to speculate in such transactions.
Investments Summary. At December 31, 2019, the Account’s net assets totaled $27.3 billion. As of that date, the Account’s investments in real estate properties, real estate joint ventures, real estate funds, loans receivable and real estate-related marketable securities, net of the fair value of loans payable on real estate and outstanding loans on the line of credit, represented 84.8% of the Account’s net assets. The remaining 15.2% of net assets is primarily comprised of short-term marketable securities such as U.S. Treasury securities, government agency notes, corporate and municipal bonds.
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
The Account’s loan-to-value ratio at any time is based on the ratio of the outstanding principal amount of the Account’s debt to the Account’s total gross asset value and excludes leverage, if any, employed by REITs and underlying partnerships or investment funds in which the Account invests.This ratio will be measured at the time of any debt incurrence and will be assessed after giving effect thereto. The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets. In calculating outstanding indebtedness, we include only the Account’s actual percentage interest in any borrowings on a joint venture investment and not that of any joint venture partner. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving or other line of credit, management includes only amounts outstanding when calculating outstanding indebtedness.
As of December 31, 2019, the principal amount of mortgages secured by the Account's wholly-owned properties was $2.3 billion. When combined with the Account’s equity share of the $3.1 billion in mortgages held within and serviced by the Account’s joint venture investments, a $48.2 million loan collateralized by a loan receivable and a $250.0 million draw against the Account's line of credit, the total outstanding debt is $5.7 billion, which is used to derive the Account’s loan-to-value ratio of 17.1%.
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
Liquidity Guarantee. The TIAA General Account provides the Account with a liquidity guarantee enabling the Account to have funds available to meet participant redemption, transfer or cash withdrawal requests. The Account pays TIAA for the risk associated with providing the liquidity guarantee through a daily deduction from the Account’s net assets. If the Account cannot fund participant requests from the Account’s own cash flow and liquid investments, the TIAA General Account will fund them by purchasing accumulation units issued by the Account (accumulation units that are purchased by TIAA are generally referred to as “liquidity units”). The liquidity guarantee is required by the NYDFS. TIAA guarantees that participants can redeem their accumulation units at the accumulation unit value next determined after their transfer or cash withdrawal request is received in good order. Liquidity units owned by TIAA are valued in the same manner as accumulation units owned by the Account’s participants.
The liquidity guarantee is not a guarantee of the investment performance of the Account or a guarantee of the value of a participant’s units.
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

•
a weak market for real estate generally and/or in specific locations where the Account may own property, including, among other reasons, as a result of an epidemic, pandemic or other health-related issue in one or more markets where the Account owns property;

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
The incidence of some or all of these factors could reduce occupancy, rental rates and the fair value of the Account’s real properties or interests in investment vehicles (such as real estate funds) which directly hold real properties.
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

Competition. The Account may face competition for real estate investments from multiple sources, including individuals, corporations, insurance companies or other insurance company separate accounts, as well as real estate funds, commercial developers, pension plans, other institutional and foreign investors and other entities engaged in real estate investment activities. Some of these competitors may have similar financial and other resources as the Account, and/or they may have investment strategies and policies (including the ability to incur significantly more leverage than the Account) that allow them to compete more aggressively for real estate investment opportunities, which could result in the Account paying higher prices for investments, experiencing delays in acquiring investments or failing to consummate such purchases. Any resulting delays in the acquisition of investments, or the failure to consummate acquisitions the Account deems desirable, may increase the Account’s costs or otherwise adversely affect the Account’s investment results. In addition, the Account’s properties may be located close to properties that are owned by other real estate investors and that compete with the Account for tenants. These competing properties may be better located, more suitable for tenants than our properties, or have owners who may compete more aggressively for tenants, resulting in a competitive advantage for these other properties. The Account may also face similar competition from other properties that may be developed in the future. This competition may limit the Account’s ability to lease space, increase its costs of securing tenants, and limit the Account’s ability to maximize our rents and/or require the Account to make capital improvements it otherwise would not, in order to make its properties more attractive to prospective tenants.
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
Condemnation. A governmental agency may condemn and convert for a public use (i.e., through eminent domain) all or a portion of a property owned by the Account. While the Account would receive compensation in connection with any such condemnation, such compensation may not be in an amount the Account believes represents the equivalent value for the condemned property. Further, a partial condemnation could impair the ability of the Account to maximize the value of the property during its operation, including making it more difficult to find new tenants or retain existing tenants. Finally, a property which has been subject to a partial condemnation may be more difficult to sell at a price the Account believes is appropriate.
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

•
The Account might not be able to sell a property at a particular time for a price which management believes represents its fair or full value. This illiquidity may result from the cyclical nature of real estate, general economic conditions impacting the location of the property, disruption in the credit markets or the availability of financing on favorable terms or at all, and the supply of and demand for available tenant space, among other reasons. This might make it difficult to raise cash quickly which could impair the Account’s liquidity position (particularly during any period of sustained significant net participant outflows) and also could lead to Account losses. Further, the liquidity guarantee does not serve as a working capital facility or credit line to enhance the Account’s liquidity levels generally, as its purpose is tied to contract owners having the ability to redeem their accumulation units upon demand (thus alleviating the Account’s need to dispose of properties solely to increase liquidity levels in what management deems a suboptimal sales environment).

•
The Account may need to provide financing to a purchaser if no cash buyers are available, or if buyers are unable to receive financing on terms enabling them to consummate the purchase. Such seller financing introduces a risk that the counterparty may not perform its obligations to repay the amounts borrowed from the Account to complete the purchase.

•	For any particular property, the Account may be required to make expenditures for improvements to, or to correct defects in, the property before the Account is able to market and/or sell the property.

•	Interests in real estate funds tend to be, in particular, illiquid and the Account may be unable to dispose of such investments at opportune times.

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

Valuation and Appraisal Risks. Investments in the Account’s assets are stated at fair value, which is defined as the price that would be received to sell the asset in an orderly transaction between market participants at the measurement date. Determination of fair value, particularly for real estate assets, involves significant judgment. Valuation of the Account’s real estate properties (which comprise a substantial majority of the Account’s net assets) are based on real estate appraisals, which are estimates of property values based on a professional's opinion and may not be accurate predictors of the amount the Account would actually receive if it sold a property. Appraisals can be subjective in certain respects and rely on a variety of assumptions and conditions at that property or in the market in which the property is located, which may change materially after the appraisal is conducted. Among other things, market prices for comparable real estate may be volatile, in particular if there has been a lack of recent transaction activity in such market. Any future disruptions in the macro-economy, real estate markets and the credit markets, such as those that occurred from 2008-2011, could lead to a significant decline in real estate transaction activity in most markets and sectors in which the Account is invested. The resulting lack of observable transaction data may make it more difficult for a property appraisal to determine the fair value of the Account’s investment in one or more real estate assets. In addition, a portion of the data used by appraisers is based on historical information at the time the appraisal is conducted, and subsequent changes to such data, after an appraiser has used such data in connection with the appraisal, may not be adequately captured in the appraised value. Also, to the extent that the Account uses a relatively small number of independent appraisers to value a significant portion of its properties, valuations may be subject to any institutional biases of such appraisers and their valuation procedures.
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
If the appraised values of the Account’s properties as a whole are too high, those contract owners who purchased accumulation units prior to (i) a downward valuation adjustment of a property or multiple properties or (ii) a property or properties being sold for a lower price than the appraised value will be credited with less of an interest than if the value had previously been adjusted downward. Also, those contract owners who redeem during any such period will have received more than their pro rata share of the value of the Account’s assets, to the detriment of other non-redeeming contract owners. In particular, appraised property values may prove to be too high (as a whole) in a rapidly declining commercial real estate market. Further, implicit in the Account’s definition of fair value is a principal assumption that there will be a reasonable time to market a given property and that the property will be exchanged between a willing buyer and willing seller in a non-distressed scenario. However, an appraised value may not reflect the actual realizable value that would be obtained in a rush sale where time was of the essence. Also, appraised values may lag actual realizable values to the extent there is significant and rapid economic deterioration in a particular geographic market or a particular sector within a geographic market.
If the appraised values of the Account’s properties as a whole are too low, those contract owners who redeem prior to (i) an upward valuation adjustment of a property or multiple properties or (ii) a property or properties being sold for a higher price than the appraised value will have received less than their pro rata share of the value of the Account’s assets, and those contract owners who purchase units during any such period will be credited with more than their pro rata share of the value of the Account’s assets.
Finally, the Account recognizes items of income (such as net operating income from real estate investments, distributions from real estate funds or joint ventures, or dividends from REIT stocks) and expense in many cases on an intermittent basis, where the Account cannot predict with certainty the magnitude or the timing of such items. As such, even as the Account estimates items of net operating income on a daily basis, the AUV for the Account may fluctuate, perhaps significantly, from day to day, as a result of adjusting these estimates for the actual recognized item of income or expense.

Risks of Borrowing. The Account acquires some of its properties subject to existing financing and from time to time borrows new funds at the time of purchase. The Account may borrow pursuant to mortgages placed on individual properties, under the Account’s Credit Agreement or under another unsecured line of credit or credit facility into which the Account enters in the future. Also, the Account may from time to time place new leverage on, increase the leverage already placed on, or refinance maturing debt on, existing properties the Account owns. Under the Account's current investment guidelines, the Account intends to maintain its loan-to-value ratio at or below 30% (measured at the time of incurrence and after giving effect thereto).
As of December 31, 2019, the Account’s loan-to-value ratio was approximately 17.1%. Also, the Account may borrow up to 70% of the then-current value of a particular property. Non-construction mortgage loans on a property will be non-recourse to the Account, except for standard non-recourse carve outs. Among the risks of borrowing money, including borrowing under the Credit Agreement or under another line of credit or credit facility, or otherwise investing in a property subject to a mortgage are the following:

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

•
Valuation Risk. The market valuation of loans payable could have an adverse impact on the Account’s performance. Valuations of loans payable are generally based on the amount at which the liability could be transferred in a current transaction, exclusive of transaction costs, and such valuations are subject to a number of assumptions and factors with respect to the loan and the underlying property, a change in any of which could cause the value of a mortgage loan to fluctuate.

•
Underlying Leverage Risk by Certain Portfolio Investments. Certain of the Account’s portfolio investments, including investments in certain REITs, joint ventures and real estate funds and other investment vehicles often utilize leverage in connection with their investment activity. Such leverage is generally not included in the Account’s loan to value calculation. In addition, higher amounts of leverage by such portfolio investments could cause the investments to lose money and negatively impact the Account's performance.

A general disruption in the credit markets, such as the disruption experienced in 2008 and 2009, may aggravate some or all of these risks.
Investment and Cash Management Risks Associated with Participant Transactions. The amount the Account has available to invest in new properties and other real estate-related assets will depend, in large part, on the level of net participant transfers into or out of the Account as well as participant premiums into the Account. As noted elsewhere in this prospectus, the Account intends to hold between 15% and 25% of its net assets in liquid, fixed-income investments. These liquid assets are intended to be used to satisfy participant redemption requests and meet the Account’s expense needs (including, from time to time, obligations on debt). Significant participant transaction activity into or out of the Account’s units is generally not predictable, and wide fluctuations can occur as a result of macroeconomic, geopolitical or market conditions (including market disruptions, volatility or downturns), the performance of equities or fixed income securities or general investor sentiment, regardless of the historical performance of the Account or of the performance of the real estate asset class generally. In the event that the Account were to experience significant net participant transfers out of the Account, such transfers could eventually cause the Account’s liquid, fixed-income investments to comprise less than 10% of the Account’s assets (on a net and total basis). Such situations could require the need to execute the TIAA liquidity guarantee. Among other things, this continued shortfall in the amount of liquid assets impaired management’s ability to consummate new transactions. If a significant amount of net participant transfers out of the Account were to recur, particularly in high volumes, the Account may not have enough available liquid assets to pursue, or consummate, new investment opportunities presented to us that are otherwise attractive to the Account. This, in turn, could harm the Account’s returns. Even though the Account has over time experienced both net inflows (purchases) and net outflows (redemptions) of contract owner investments on an annual basis, there is no guarantee that net outflow or redemption activity will not increase, perhaps in a significant and rapid manner, particularly in response to market cycles in the domestic and foreign securities and commercial real estate markets and other factors.
Alternatively, periods of significant net transfer activity into the Account can result in the Account holding a higher percentage of its net assets in liquid, fixed-income investments than the Account’s managers would target to hold under the Account’s long-term strategy. As of December 31, 2019, the Account’s liquid, fixed-income investments comprised 15.2% of its net assets. At times, the portion of the Account’s net assets invested in these types of liquid instruments may exceed 25%, particularly if the Account receives a large inflow of money in a short period of time, coupled with a lack of attractive real estate-related investments on the market. Also, large inflows from participant transactions often occur in times of appreciating real estate values and pricing, which can render it challenging to execute on some transactions at ideal prices.
In an appreciating real estate market generally, this large percentage of assets held in liquid, fixed-income investments and not in real estate and real estate-related investments may impair the Account’s overall returns. This scenario may be exacerbated in a low interest rate environment for U.S. Treasury and Agency securities and other liquid, fixed-income investments. In addition, to manage cash flow, the Account may temporarily hold a higher percentage of its net assets in liquid real estate-related securities, such as REIT and CMBS securities, than its long-term targeted holdings in such securities, particularly during and immediately following times of significant net transfer activity into the Account. Such holdings could increase the volatility of the Account’s returns.
Joint Venture Investment Risks. Investing in joint ventures or other forms of joint property ownership may involve special risks, many of which are exacerbated when the consent of parties other than the Account is required to take action.

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

•
The terms of the Account’s ventures often provide for complicated agreements which can impede our ability to direct the sale of the property owned by the venture at times the Account views most favorable. One such agreement is a "buy-sell" right, which may force us to make a decision (either to buy our co-venturer’s interest or sell our interest to our co-venturer) at inopportune times.

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

•	The venture may incur higher than normal levels of investment leverage, including levels that exceed the Account’s typical loan-to-value ratio.

•
A partner that administratively operates a particular co-venture may not sufficiently assess ESG-related criteria when acquiring commercial real property, and any resulting ESG-related concerns with the commercial property have the potential in certain circumstances to negatively impact the value of, and subsequent investment returns on, the property.
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
In addition, some state and local municipal jurisdictions, such as New York City, Washington D.C. and the State of Washington, have enacted legislation which compels building owners to meet standards for energy efficiency or carbon emission limits which may result in unplanned capital expenditures or require amendments to leases or other financial agreements with tenants (which represent a significant portion of building energy consumption) to improve building efficiency. If standards are not met, the Account could be subject to fines and/or other regulatory penalties that may impact the value of non-compliant building held in the Account’s portfolio. Additional state and local jurisdictions (including foreign jurisdictions where the Account could own commercial property) that have committed to achieve carbon reduction, clean energy standards and other ESG-related criteria for commercial real estate may implement similar legislation that could increase costs and negatively impact the performance of such properties in the Account’s portfolio.
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

Uninsurable Loss Risks. Certain catastrophic losses (e.g., from earthquakes, wars, terrorist acts, nuclear accidents, hurricanes, tsunamis, high winds, wildfires, inland or coastal floods, rising sea levels or environmental or industrial hazards or accidents) may be uninsurable or so expensive to insure against that it is economically disadvantageous to buy insurance for them. Further, the terms and conditions of the insurance coverage the Account has on its properties, in conjunction with the type of loss actually suffered at a property, may subject the property, or the Account as a whole, to a cap on insurance proceeds that is less than the loss or losses suffered. If a disaster that we have not insured against occurs, if the insurance contains a high deductible, and/or if the aggregate insurance proceeds for a particular type of casualty are capped, the Account could lose some of its original investment and any future profits from the property. Also, the Account may not have sufficient access to internal or external sources of funding to repair or reconstruct a damaged property to the extent insurance proceeds do not cover the full loss. In addition, some leases may permit a tenant to terminate its obligations in certain situations, regardless of whether those events are fully covered by insurance. In that case, the Account would not receive rental income from the property while that tenant’s space is vacant, and any such vacancy might impact the value of that property. Finally, as with respect to all third-party insurance, the Account is reliant on the continued financial health of such insurers and their ability to pay on valid claims. If the financial health of an insurer were to deteriorate quickly, the Account may not be able to find adequate coverage from another carrier on favorable terms, which could adversely impact the Account’s investment returns.
Physical Climate Change Related Financial Risks. Many of the Account’s commercial properties are located within geographical regions in the United States and likely foreign jurisdictions in the future that currently are, and in the future will continue to be, affected by increasingly severe and adverse weather conditions across the globe, including, among others, earthquakes, hurricanes, tsunamis, high winds, wildfires, inland or coastal flooding, and rising sea levels. As regions experience changes to the climate and extreme weather events become more frequent and intense, commercial real estate assets within the Account that are located in such regions could be adversely impacted by direct damage to buildings and other improvements thereon and result in loss of revenue, the incurrence of unplanned capital and other expenses not covered by insurance, and increase operating expenses for such properties, including utility, insurance and maintenance costs. Climate related changes and resulting hazards may stress local populations, real estate financing and operational systems, and local infrastructure to the point where such changes and hazards negatively impact local market attractiveness of such properties as investments, rental market growth, and ultimately decrease demand for and value of commercial real estate in such regions. Any resulting losses from such climate changes and hazards could adversely impact the Account’s investment returns.
ESG Criteria Risks. Management of the Account looks to utilize industry recognized environmental, social and governance ("ESG") criteria in its commercial real estate underwriting given TIAA’s view that the application of such criteria, as part of the underwriting process, is beneficial in achieving positive long-term returns for the Account. In its evaluation of commercial real estate opportunities, the Account will take ESG considerations into account as part of the financial assessment of a commercial real estate portfolio asset, and not to achieve a desired outcome or as an investment qualification or screen. Ultimately, the Account will make an investment decision that incorporates ESG criteria only to the extent that the criteria is reasonably expected to enhance the ability to achieve desired returns for the Account. However, the application of ESG criteria may, when coupled with other criteria in the underwriting process, result in the Account deciding to forego some commercial real estate market opportunities that could be beneficial to the Account. Consequently, the Account may underperform other investment vehicles that do not utilize such ESG criteria in selecting portfolio properties.
Foreign Real Property Investment Risks. Investment in foreign commercial real properties, foreign real estate loans, and foreign debt investments may present the following special risks:

•
The value of foreign investments or rental income can increase or decrease due to changes or fluctuations in foreign currency exchange rates, imposition of currency exchange control or market control regulations, possible expropriation or confiscatory taxation, political, social, diplomatic and economic developments and foreign regulations. The Account translates into U.S. dollars purchases and sales of securities, income receipts and expense payments made in foreign currencies at the exchange rates prevailing on the respective dates of the transactions. The effect of any changes in currency exchange rates on foreign debt investments and loans payable is included in the Account’s net realized and unrealized gains and losses. As such, fluctuations in currency exchange rates, even if hedged, may impair or reduce the Account’s returns and result in poorer overall performance of the Account than if it had not acquired such foreign investments or entered into any foreign currency hedging transactions.

•
In managing any domestic or foreign commercial real property investments, the Account may, but is not required to, use or enter into forward currency contracts and foreign currency swaps, and may buy or sell put and call options and futures contracts on foreign currencies as well as other types of derivatives transactions (including interest rate swaps and options, futures contracts or swaps) in order to hedge against the risks of currency or exchange rate uncertainties, interest rate uncertainties and foreign currency or market fluctuations impacting the Account’s domestic or foreign real estate investments. Changes in exchange rates and exchange control regulations or interest rates may increase or reduce the value of domestic or foreign real estate investments. Currency hedging, interest rate hedging and similar transactions involve special risks and may limit potential gains due to increases in a currency’s value or changes in interest rates. Unanticipated changes in interest rates, domestic or foreign securities prices or currency exchange rates may result in poorer overall performance of the Account than if it had not entered into any such currency-related or interest rate-related hedging transactions for such real property investments. In addition, the Account could incur additional costs of paying hedge unwind fees, if it has to terminate cross-currency or interest rate swaps, futures contracts or options prematurely due to early repayment of domestic or foreign mortgage loans related to such properties. The Account does not intend to speculate in foreign currency exchange transactions, forward currency contracts, interest rate options, futures contracts or swaps or other types of hedging transactions related to its portfolio of domestic or foreign real property investments.

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

•
It may be more difficult for the Account to obtain and collect a judgment on foreign investments than on domestic investments, and the costs to the Account that are associated with contesting claims relating to foreign investments may exceed those costs associated with a similar claim on domestic investments.

RISKS OF INVESTING IN REAL ESTATE INVESTMENT TRUST (REIT) SECURITIES
The Account invests in registered and unregistered REIT securities for diversification, liquidity management and other purposes. The Account’s investment in REITs may also increase, as a percentage of net assets, during periods in which the Account is experiencing large net inflow activity, in particular due to net participant transfers into the Account. As of December 31, 2019, REIT securities comprised approximately 3.0% of the Account’s net assets. Investments in REIT securities are part of the Account’s real estate-related investment strategy and are subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying properties owned by the entity, while mortgage REITs may be affected by the quality of any credit extended. In addition to these risks, because REIT investments are securities and generally publicly traded, they may be exposed to market risk and potentially significant price volatility due to changing conditions in the financial markets and, in particular, changes in overall interest rates, regardless of the value of the underlying real estate such REIT may own. Also, sales of REIT securities by the Account for liquidity management purposes may occur at times when values of such securities have declined and it is otherwise an inopportune time to sell the security. Volatility in REITs can cause significant fluctuations in the Account’s AUV on a daily basis, as they are correlated to equity markets which have experienced significant day to day fluctuations over the past few years.
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
RISKS OF MORTGAGE-BACKED SECURITIES
The Account from time to time has invested in mortgage-backed securities and may in the future invest in such securities. Mortgage-backed securities, such as CMBS and RMBS, are subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. The underlying mortgage loans may experience defaults with greater frequency than projected when such mortgages were underwritten, which would impact the values of these securities, and could hamper our ability to sell such securities. In particular, these types of investments may be subject to prepayment risk or extension risk (i.e., the risk that borrowers will repay the loans earlier or later than anticipated). If the underlying mortgage assets experience faster than anticipated prepayments of principal, the Account could fail to recoup some or all of its initial investment in these securities, since the original price paid by the Account was based in part on assumptions regarding the receipt of interest payments. If the underlying mortgage assets are repaid later than anticipated, the Account could lose the opportunity to reinvest the anticipated cash flows at a time when interest rates might be rising. The rate of prepayments depends on a variety of geographic, social and other functions, including prevailing market interest rates and general economic factors. Further, it is possible that issuers of U.S. Government Securities will not have the funds to meet their payment obligations in the future, and the U.S. Government may change its support of, and policies regarding, Fannie Mae and Freddie Mac, Fannie Mae and Freddie Mac have been operating under conservatorship, with the Federal Housing Finance Administration (“FHFA”) acting as their conservator, since September 2008. The entities are dependent upon the continued support of the U.S. Department of the Treasury and FHFA in order to continue their business operations. These factors, among others, could affect the future status and role of Fannie Mae and Freddie Mac and the value of their securities and the securities which they guarantee. Even if the Account acquired such securities, such changes may have a negative effect on the pricing of such securities. Other policy changes impacting Fannie Mae and Freddie Mac and/or U.S. Government programs related to mortgages that may be implemented in the future could create market uncertainty and affect the actual or perceived credit quality of issued securities, adversely affecting mortgage-backed securities through an increased risk of loss.
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

Interest Rate Risk. The risk that the value or yield of fixed-income investments may decline if interest rates change. In general, when prevailing interest rates decline, the market values of outstanding fixed-income investments (particularly those paying a fixed rate of interest) tend to increase while yields on similar newly issued fixed-income investments tend to decrease, which could adversely affect the Account’s income. Conversely, when prevailing interest rates increase, the market values of outstanding fixed-income investments (particularly those paying a fixed rate of interest) tend to decline while yields on similar newly issued fixed income investments tend to increase. If a fixed-income investment pays a floating or variable rate of interest, changes in prevailing interest rates may increase or decrease the investment’s yield. Fixed-income investments with longer durations tend to be more sensitive to interest rate changes than shorter-term investments. Interest rate risk is generally heightened during periods when prevailing interest rates are low or negative. During periods of very low or negative interest rates, a fixed-income investment may not be able to maintain positive returns. In general, changing interest rates could have unpredictable effects on the markets and may expose fixed-income and related markets to heightened volatility. Additional interest rate-related risk include the following:

•
London Interbank Offered Rate ("LIBOR") Risks. LIBOR is an average interest rate, determined by the ICE Benchmark Administration, that banks charge one another for the use of short-term money. In addition, the terms of many investments, financings or other transactions in the U.S. and globally have been historically tied to LIBOR, which functions as a reference rate or benchmark for various commercial and financial contracts. The United Kingdom’s (“UK”) Financial Conduct Authority has announced plans to discontinue supporting LIBOR and transition away from LIBOR by the end of 2021. There remains uncertainty regarding the future use of LIBOR and the nature of any replacement rate, and any potential effects of the transition away from LIBOR on the Account or on certain instruments in which the Account invests are not known. Various financial industry groups have begun planning for that transition and certain regulators have taken actions to establish alternative reference rates (e.g., the Secured Overnight Financing Rate, which measures the cost of overnight borrowings through repurchase agreement transactions collateralized with U.S. Treasury securities and is intended to replace U.S. dollar LIBOR with certain adjustments). The transition process may involve, among other things, an increase in volatility or illiquidity of markets for instruments that currently rely on LIBOR, a reduction in the value of certain instruments held by the Account or a reduction in the effectiveness of related Account transactions such as hedging transactions. Any such effects, as well as other unforeseen effects, could result in losses to the Account; and

•
Negative Interest Rate Risk. Certain European countries and Japan have pursued negative interest rate policies, the consequences of which are uncertain. A negative interest rate policy is an unconventional central bank monetary policy tool where nominal target interest rates are set with a negative value (i.e., below zero percent) intended to help create self-sustaining growth in the local economy. If a bank charges negative interest, instead of receiving interest on deposits, a depositor must pay the bank fees to keep money with the bank. As a result, certain debt instruments have recently begun to trade at negative yields. Negative interest rates may become more prevalent among foreign (non-U.S.) issuers, and potentially within the U.S. These market conditions may increase the Account’s exposure to the risks associated with rising interest rates. A wide variety of factors can cause interest rates or yields of U.S. Treasury securities (or yields of other types of bonds) to rise. This is especially true under current conditions because, as of the date of this registration statement, interest rates in the United States and in certain foreign markets are at low levels. Thus, the Account currently faces a heightened level of risk associated with rising interest rates. This could be driven by a variety of factors, including, but not limited, to central bank monetary policies, changing inflation or real growth rates, general economic conditions, increasing bond issuances or reduced market demand for low yielding investments. To the extent the Federal Reserve Board continues to raise interest rates, there is a risk that rates across the financial system may rise. To the extent the Account has a bank deposit or holds a debt or mortgage instrument with a negative interest rate to maturity, the Account would generate a negative return on that investment. A number of factors may contribute to debt instruments trading at a negative yield. While negative yields can be expected to reduce demand for fixed-income investments trading at a negative interest rate, investors may be willing to continue to purchase such investments for a number of reasons including, but not limited to, price insensitivity, arbitrage opportunities across fixed-income markets or rules-based investment strategies. If negative interest rates become more prevalent in the market, it is expected that investors will seek to reallocate assets to other income-producing assets such as investment-grade and high-yield debt instruments, or equity investments that pay a dividend. This increased demand for higher yielding assets may cause the price of such instruments to rise while triggering a corresponding decrease in yield and the value of debt instruments over time. In addition, a move to higher yielding investments may cause investors, including the Account, to seek fixed-income investments with longer duration and/or potentially reduced credit quality in order to seek the desired level of yield. These considerations may limit the Account’s ability to locate fixed-income instruments containing the desired risk/return profile. Changing interest rates, including, but not limited to, rates that fall below zero, could have unpredictable effects on the markets and may expose fixed-income and related markets to heightened volatility and potential illiquidity, increasing the potential for losses for the Account.
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
Prepayment Risk. The Account’s loan investments will usually be subject to the risk that the borrower repays a loan early. Also, the Account may be unable to reinvest the proceeds at as high an interest rate as the original mortgage loan rate, resulting in a decline in income.
Interest Limitations. The interest rate we charge on mortgage loans may inadvertently violate state usury laws that limit rates, if, for example, state law changes during the loan term. If this happens, the Account could incur penalties or may be unable to enforce payment of the loan.
Risks of Investing in Domestic and Foreign Debt or Loans. The Account may invest from time to time in domestic and foreign mezzanine and other debts or loans to entities which own real estate assets. Generally these loans will be secured by a pledge of the equity securities of the entity, but not by a first lien security interest in the property itself. As such, the Account’s recovery in the event of an adverse circumstance at the property (such as a default under a mortgage loan on the property) will be subordinated to the recovery available to the first lien mortgage lender(s) to the property. The Account’s remedy may solely consist of foreclosing on the equity interest in the entity owning the property, and that equity interest will be junior in right of recovery to a loan secured by the property owned by the entity. Also, as a subordinated lender, the Account may have limited rights to exercise control over the process by which the mortgage loan is restructured or the property is liquidated following a default. Any of these circumstances may result in the Account being unable to recover some or all of its original investment.
Risks of Hedging Strategies for Domestic and Foreign Loans and Securities. In managing any domestic or foreign mezzanine debt or other domestic or foreign loans or securities, the Account may use or enter into forward currency contracts and foreign currency swaps, and may buy or sell put and call options and futures contracts on foreign currencies as well as other types of derivatives transactions (including interest rate swaps and options, futures contracts or swaps) in order to hedge against the risks of exchange rate uncertainties, interest rate uncertainties and foreign currency or market fluctuations impacting the Account’s domestic or foreign loan and securities investments. Changes in exchange rates and exchange control regulations or interest rates may increase or reduce the value of domestic or foreign mezzanine debt or other types of loans and securities. Currency hedging, interest rate hedging and similar transactions involve special risks and may limit potential gains due to increases in a currency’s value or changes in interest rates. Unanticipated changes in interest rates, domestic or foreign securities prices or currency exchange rates may result in poorer overall performance of the Account than if it had not entered into any such currency-related or interest rate-related hedging transactions for such loans and securities. In addition, the Account could incur additional costs of paying hedge unwind fees, if it has to terminate cross-currency or interest rate swaps, futures contracts or options prematurely due to early repayment of domestic or foreign mezzanine or other debt or securities. The Account does not intend to speculate in foreign currency exchange transactions, forward currency contracts, interest rate options, futures contracts or swaps or other types of hedging transactions relating to its portfolio of domestic and foreign loans and securities.
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

RISKS OF U.S. GOVERNMENT AND GOVERNMENT AGENCY SECURITIES AND CORPORATE OBLIGATIONS
The Account invests in securities issued by U.S. Government agencies and U.S. Government-sponsored entities. Some of these issuers may not have their securities backed by the full faith and credit of the U.S. Government, which could adversely affect the pricing and value of such securities. U.S. Government securities that are supported by the full faith and credit of the United States present limited credit risk compared to other types of debt securities but are not free of risk. Other U.S. Government securities are supported by the right of the agency or instrumentality to borrow an amount limited to a specific line of credit from the U.S. Treasury or by the discretionary authority of the U.S. Government to purchase financial obligations of the agency or instrumentality, which are thus subject to a greater amount of credit risk than those supported by the full faith and credit of the United States. Still other U.S. Government securities are only supported by the credit of the issuing agency or instrumentality which are subject to greater credit risk as compared to other U.S. Government securities. The maximum potential liability of the issuers of some U.S. Government securities may exceed then current resources, including any legal right to support from the U.S. Treasury. Because the U.S. Government is not obligated by law to support an agency or instrumentality that it sponsors, or such agency’s or instrumentality’s securities, the Account only invests in U.S. Government securities when TIAA determines that the credit risk associated with the obligation is suitable for the Account. It is possible that issuers of U.S. Government securities will not have the funds to meet their payment obligations in the future. Uncertainty regarding the status of negotiations in the U.S. Congress to increase the statutory debt ceiling may increase the risk that the U.S. Government may default on payments on certain U.S. Government securities, including those held by the Account.
In addition, the Account may invest in corporate obligations (such as commercial paper and other types of corporate debt obligations) and while the Account seeks out such holdings in short-term or intermediate-term, higher-quality liquid instruments, the ability of the Account to sell these securities may be uncertain, particularly when there are general dislocations in the finance or credit markets. Any such volatility could have a negative impact on the value of these securities. Further, transaction activity may fluctuate significantly from time to time, which could impair the Account’s ability to dispose of a security at a favorable time, regardless of the credit quality of the underlying issuer. Also, inherent with investing in any corporate obligation is the risk that the credit quality of the issuer will deteriorate, which could cause the obligations to be downgraded and hamper the value or the liquidity of these securities. Finally, any further downgrades or threatened downgrades of the credit rating for U.S. Government obligations generally could impact the pricing and liquidity of agency securities or corporate obligations in a manner which could impact the value of the Account’s units. On one occasion, the long-term credit rating of the United States has been downgraded by at least one leading rating agency as a result of disagreements within the U.S. Government over raising the debt ceiling to repay outstanding obligations. Similar situations in the future could result in higher interest rates, lower prices of U.S. Treasury securities and increase the costs of various kinds of debt, which may adversely affect the Account.
RISKS OF LIQUID, FIXED-INCOME INVESTMENTS
The Account’s investments in liquid, fixed-income investments, whether real estate-related securities (such as REITs, CMBS or some loans receivable) or non real estate-related securities (such as ABS, MBS, RMBS, CLOs, CMOs, CDOs, cash equivalents and municipal bond securities and other domestic and foreign government and corporate securities), and whether debt or equity, are subject to the following general risks:

Issuer Risk (often called Financial Risk). The risk that an issuer’s earnings or revenue prospects and overall financial position will deteriorate (or be perceived to deteriorate by market participants, rating agencies, pricing services or otherwise), causing a decline in the value of the issuer’s financial instruments over short or extended periods of time.
Credit Risk. The risk that the issuer of fixed-income investments may not be able or willing to meet interest or principal payments when the payments become due.
Credit Spread Risk. The risk that credit spreads (i.e., the difference in yield between securities that is due to differences in each security’s respective credit quality) may increase when market participants believe that bonds generally have a greater risk of default. Increasing credit spreads may reduce the market values of the Account’s securities. Credit spreads often increase more for lower-rated and unrated securities than for investment-grade securities. In addition, when credit spreads increase, reductions in market value will generally be greater for longer-maturity securities.
Market Volatility, Liquidity and Valuation Risk. The risk that volatile or dramatic reductions in trading activity in securities make it difficult for the Account to properly value its investments and that the Account may not be able to purchase or sell a securities investment at an attractive price, if at all. This risk is particularly acute to the extent the Account holds equity securities, which have experienced significant short-term price volatility in recent years.
Interest Rate Risk. The risk that increases or volatility in interest rates can cause the prices of certain fixed-income investments to decline. This risk is heightened to the extent the Account invests in fixed-income investments and during periods when prevailing interest rates are low. As of the date of this report, interest rates in the United States and in certain foreign markets are near historic lows, which may increase the Account’s exposure to risks associated with rising interest rates. In general, changing interest rates could have unpredictable effects on the markets and may expose fixed-income and related markets to heightened volatility.
Downgrade Risk. The risk that securities are subsequently downgraded should TIAA and/or rating agencies believe the issuer’s business outlook or creditworthiness has deteriorated. If this occurs, the values of these investments may decline, or it may affect the issuer’s ability to raise additional capital for operational or financial purposes and increase the chance of default, as a downgrade may be seen in the financial markets as a signal of an issuer’s deteriorating financial position.

Income Volatility Risk. Income volatility refers to the degree and speed with which changes in prevailing market interest rates diminish the level of current income from the Account’s portfolio of fixed-income securities. The risk of income volatility is that the level of current income from a portfolio of fixed-income securities may decline in certain interest rate environments.
Call Risk. The risk that an issuer will redeem a fixed-income investment prior to maturity. This often happens when prevailing interest rates are lower than the rate specified for the fixed-income investment. If a fixed-income investment is called early, the Account may not be able to benefit fully from the increase in value that other fixed-income investments experience when interest rates decline. Additionally, the Account would likely have to reinvest the payoff proceeds at current yields, which are likely to be lower than the fixed-income investment in which the Account originally invested, resulting in a decline in income.
Prepayment Risk. The risk that, during periods of falling interest rates, borrowers may pay off their loans sooner than expected, forcing the Account to reinvest the unanticipated proceeds at lower interest rates, resulting in a decline in income. These risks are normally present in mortgage-backed securities and other asset-backed securities. For example, borrowers have the option to prepay their mortgages. Therefore, the duration of a security backed by home mortgages can shorten depending on borrower prepayment activity. A rise in the prepayment rate and the resulting decline in duration of fixed-income securities held by the Account can result in losses to the Account.
Extension Risk. The risk that, during periods of rising interest rates, borrowers may pay off their mortgage loans later than expected, preventing a Fund from reinvesting principal proceeds at higher interest rates, resulting in less income than potentially available. These risks are normally present in mortgage-backed securities and other asset-backed securities. For example, homeowners have the option to prepay their mortgages. Therefore, the duration of a security backed by home mortgages can lengthen depending on homeowner prepayment activity. A decline in the prepayment rate and the resulting increase in duration of fixed-income securities held by the Account can result in losses to the Account.
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
Foreign Securities Investment Risk. Foreign investments, which may include securities of foreign issuers, securities or contracts traded or acquired in non-U.S. markets or on non-U.S. exchanges, or securities or contracts payable or denominated in non-U.S. currencies, can involve special risks that arise from one or more of the following events or circumstances: (1) changes in currency exchange rates; (2) possible imposition of market controls or currency exchange controls; (3) possible imposition of withholding taxes on dividends and interest; (4) possible seizure, expropriation or nationalization of assets; (5) more limited financial information or difficulties interpreting it because of foreign regulations and accounting standards; (6) lower liquidity and higher volatility in some foreign markets; (7) the impact of political, social or diplomatic events; (8) economic sanctions or other measures by the United States or other governments; (9) the difficulty of evaluating some foreign economic trends; and (10) the possibility that a foreign government could restrict an issuer from paying principal and interest to investors outside the country. Brokerage commissions and custodial and transaction costs are often higher for foreign investments, and it may be difficult for the Account to use foreign laws and courts to enforce financial or legal obligations.
Emerging Markets Risk. The risk of foreign investment often increases in countries with emerging markets. For example, these countries may have more unstable governments than developed countries, and their economies may be based on only a few industries. Because their financial markets may be very small, share prices of financial instruments in emerging market countries may be volatile and difficult to determine. Financial instruments of issuers in these countries may have lower overall liquidity than those of issuers in more developed countries. In addition, foreign investors such as the Account are subject to a variety of special restrictions in many emerging market countries. The risks outlined above are often more pronounced in “frontier markets” in which the Account may invest. Frontier markets are those emerging markets that are considered to be among the smallest, least mature and least liquid. These factors may make investing in frontier market countries significantly riskier than investing in other countries.
Fixed-Income Foreign Investment Risk. Foreign fixed-income securities investments, including securities or contracts payable or denominated in non-U.S. currencies, can involve special risks that arise from one or more of the following events or circumstances: (1) changes in currency exchange rates; (2) possible imposition of market controls or currency exchange controls; (3) possible imposition of withholding taxes on dividends and interest; (4) possible seizure, expropriation or nationalization of assets; (5) more limited financial information about the foreign debt issuer or difficulties interpreting it because of foreign regulations and accounting standards; (6) lower liquidity and higher volatility in some foreign markets; (7) the impact of political, social or diplomatic events; (8) economic sanctions or other measures by the United States or other governments; (9) the difficulty of evaluating some foreign economic trends; and (10) the possibility that a foreign government could restrict an issuer from paying principal and interest on its debt obligations to investors outside the country. It may also be difficult to use foreign laws and courts to force a foreign issuer to make principal and interest payments on its debt obligations. In addition, the cost of servicing external debt will also generally be adversely affected by rising international interest rates because many external debt obligations bear interest at rates which are adjusted based upon international interest rates. The risks described above often increase in countries with emerging markets. For example, the ability of a foreign sovereign issuer, especially in an emerging market country, to make timely and ultimate payments on its debt obligations may be strongly influenced by the issuer’s balance of payments, including export performance, its access to international credit and investments, fluctuations of interest rates and the extent of its foreign reserves. If a deterioration occurs in the foreign country’s balance of payments, it could impose temporary restrictions on foreign capital remittances. In addition, there is a risk of restructuring certain foreign debt obligations that could reduce and reschedule interest and principal payments.
Sovereign Debt Risk. The risk that the issuer of non-U.S. sovereign debt or the governmental authorities that control the repayment of such debt may be unable or unwilling to repay principal or interest when due. This may result from political or social factors, the general economic environment of a country, levels of foreign debt or foreign currency exchange rates, among other possible reasons. To the extent the issuer or controlling governmental authority is unable or unwilling to repay principal or interest when due, the Account may have limited recourse to compel payment in the event of default and could result in losses to the Account.
Supranational Debt Risk. The risk that the issuer of multinational or supranational foreign debt (e.g., the European Union or the International Monetary Fund (IMF)) that controls the repayment of such debt may be unable or unwilling to repay principal or interest when due. This may result from, among other possible reasons, political or social factors (e.g., the sudden or gradual disintegration of the multinational or supranational organization), the general economic environment of the countries or foreign markets that comprise the organization, levels of foreign debt or foreign currency exchange rates. To the extent the issuer or controlling multinational or supranational authority is unable or unwilling to repay principal or interest when due, the Account may have limited recourse to compel payment in the event of default and could result in losses to the Account.
Active Management Risk. The risk that the Account’s strategy, investment selection or trading execution for securities, including REIT stocks, may cause the Account to underperform relative to a stated benchmark index or funds or accounts with similar investment objectives.
Currency Risk. The risk of a decline in the value of a foreign currency versus the U.S. dollar, which reduces the dollar value of securities denominated in that foreign currency. The overall impact on the Account’s holdings can be significant and long lasting depending on the currencies represented in the portfolio, how each currency appreciates or depreciates in relation to the U.S. dollar, and whether currency positions are hedged. Foreign currency exchange rates may fluctuate significantly over short periods of time, particularly with respect to emerging markets currencies. Currency exchange rates can also be affected unpredictably by intervention by U.S. or foreign governments or central banks, or by currency controls or political developments.
Derivatives Risk. The risks associated with investing in derivatives may be different and greater than the risks associated with directly investing in the underlying securities and other instruments. Derivatives such as swaps are subject to risks such as liquidity risk, interest rate risk, market risk, and credit risk. These derivatives involve the risk of mispricing or improper valuation and the risk that the prices of certain options, futures, swaps (including credit default swaps), forwards and other types of derivative instruments may not correlate perfectly with the prices or performance of the underlying security, currency, rate, index or other asset. Certain derivatives present counterparty risk, or the risk of default by the other party to the contract, and some derivatives are, or may suddenly become, illiquid. Some of these risks exist for futures, options and swaps which may trade on established markets. Unanticipated changes in interest rates, securities prices or currency exchange rates may result in poorer overall performance of the Account than if it had not entered into derivatives transactions. The potential for loss as a result of investing in derivatives, and the speed at which such losses can be realized, may be greater than investing directly in the underlying security or other instrument. Derivative investments can create leverage by magnifying investment losses or gains, and the Account could lose more than the amount invested.
Currency Management Strategies Risk. Currency management strategies, including forward currency contracts, may substantially change the Account’s exposure to currency exchange rates and could result in losses to the Account if currencies do not perform as TIAA expects. In addition, currency management strategies, to the extent that such strategies reduce the Account’s exposure to currency risks, may also reduce the Account’s ability to benefit from favorable changes in currency exchange rates. There is no assurance that TIAA’s use of currency management strategies will benefit the Account or that they will be, or can be, used at appropriate times. Furthermore, there may not be a perfect correlation between the amount of exposure to a particular currency and the amount of securities in the portfolio denominated in that currency. Currency markets are generally less regulated than securities markets. Derivatives transactions, especially forward currency contracts and currency-related futures contracts and swap agreements, may involve significant amounts of currency management strategies risk.

Counterparty and Third Party Risk. Transactions involving a counterparty to a derivative or other instrument, or a third party responsible for servicing the instrument, are subject to the credit risk of the counterparty or third party, and to the counterparties or third party’s ability to perform in accordance with the terms of the transaction. If a counterparty defaults, the Account may have contractual remedies but the Account may be unable to enforce them due to the application of bankruptcy, insolvency and other laws affecting the rights of creditors. Counterparty risk is still present even if a counterparties obligations are secured by collateral because, for example, the Account’s interest in collateral may not be perfected or additional collateral may not be promptly posted as required. The Account is also subject to counterparty risk to the extent it executes a significant portion of its securities or derivatives transactions through a single broker, dealer, or futures commission merchant.
Regulation S and Rule 144A Securities Risk. The risk that SEC Regulation S and Rule 144A securities may be less liquid, and have less disclosure and investor protections, than publicly traded securities. Such securities may involve a high degree of business and financial risk and may result in losses to the Account;
Illiquid Investments Risk. The risk that illiquid investments may be difficult to sell for the value at which they are carried, if at all, or at any price within the desired time frame. Illiquid investments are those that are not reasonably expected to be sold or disposed of in current market conditions in seven calendar days or less without the sale or disposition significantly changing the market value of the investment. The Account’s investments in illiquid investments may reduce the returns of the Account because it may be unable to sell the illiquid investment at an advantageous time or price, which could prevent the Account from taking advantage of other investment opportunities. Illiquid investments may trade less frequently, in lower quantities and/or at a discount as compared to more liquid investments, which may cause the Account to receive distressed prices and incur higher transaction costs when selling such investments. Securities that are liquid at the time of purchase may subsequently become illiquid due to events such as adverse developments for an issuer, industry-specific developments, market events, rising interest rates, changing economic conditions or investor perceptions and geopolitical risk.
Deposit/Money Market Risk. The risk that, to the extent the Account’s cash held in bank deposit accounts exceeds federally insured limits as to that bank, the Account could experience losses if banks fail. In addition, there is some risk that investments held in money market accounts or funds can suffer losses
Further, to the extent that a significant portion of the Account’s net assets at any particular time consist of cash, cash equivalents and non-real estate-related liquid securities, the Account’s returns may suffer as compared to the return that could have been generated by more profitable real estate-related investments. Such a potential negative impact on returns may be exacerbated in times of low prevailing interest rates payable on many classes of liquid securities, such as is the case as of the date hereof and which may persist in the future.
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

Liquidity Guarantee. In addition, as discussed elsewhere in this prospectus, the TIAA General Account provides a liquidity guarantee to the Account. While an independent fiduciary is responsible under PTE 96-76 (as defined below) for establishing a “trigger point” (a percentage of TIAA’s ownership of liquidity units beyond which TIAA’s ownership may be reduced at the fiduciary’s direction), there is no express cap on the amount TIAA may be obligated to fund under this guarantee. Further, the Account’s independent fiduciary oversees any redemption of TIAA liquidity units. TIAA’s ownership of liquidity units (including the potential for changes in its levels of ownership in the future) from time to time could result in the perception that TIAA is taking into account its own economic interests while serving as investment manager for the Account. In particular, the value of TIAA’s liquidity units fluctuates in the same manner as the value of accumulation units held by all contract owners. Any perception of a conflict of interest could cause contract owners to transfer accumulations out of the Account to another investment option, which could have an adverse impact on the Account’s ability to act most optimally upon its investment strategy.
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
REQUIRED PROPERTY SALES UNDER THE PTE
If TIAA were to own too large a percentage of the Account’s accumulation units through funding the liquidity guarantee (as determined by the Account’s independent fiduciary), the independent fiduciary could, pursuant to its obligations under the prohibited transaction exemption issued to the Account in 1996 by the U.S. Department of Labor ("PTE 96-76"), require the Account to sell commercial real properties or other portfolio assets in the Account to reduce TIAA’s ownership interest. Any such required sales could occur at times and at prices that depress the sale proceeds to the Account and result in losses to the Account.
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

CYBERSECURITY RISKS
With the increased use of connected technologies such as the Internet to conduct business, the Account and its service providers (including, but not limited to, TIAA, Services, the independent fiduciary and the Account’s custodian and financial intermediaries) are susceptible to cybersecurity risks. In general, cybersecurity attacks can result from infection by computer viruses or other malicious software or from deliberate actions or unintentional events, including gaining unauthorized access through “hacking” or other means to digital systems, networks, or devices that are used to service the Account’s operations in order to misappropriate assets or sensitive information, corrupt data, or cause operational disruption. Cybersecurity attacks can also be carried out in a manner that does not require gaining unauthorized access, including by carrying out a “denial-of-service” attack on the Account or its service providers. In addition, authorized persons could inadvertently or intentionally release and possibly destroy confidential or proprietary information stored on the Account’s systems or the systems of its service providers.
Cybersecurity failures by the Account or any of its service providers, or the issuers of any portfolio securities in which the Account invests (e.g., issuers of REIT stocks or debt securities), have the ability to result in disruptions to and impacts on business operations and may adversely affect the Account and the value of your accumulation units. Such disruptions or impacts may result in: financial losses; interference with the processing of contract transactions, including the processing of orders from TIAA’s website; interfere with the Account’s ability to calculate AUVs; barriers to trading and order processing; Account participants’ inability to transact business with the Account; violations of applicable federal and state privacy or other laws; regulatory fines, penalties, reputational damage, reimbursement or other compensation costs; or additional compliance costs. The Account may incur additional, incremental costs to prevent and mitigate the risks of cybersecurity attacks or incidents in the future. The Account and its participants could be negatively impacted by such cybersecurity attacks or incidents. Although the Account has established business continuity plans and risk-based processes and controls to address such cybersecurity risks, there are inherent limitations in such plans and systems in part due to the evolving nature of technology and cybersecurity attack tactics. As a result, it is possible that the Account or the Account’s service providers will not be able to adequately identify or prepare for all cybersecurity attacks. In addition, the Account cannot directly control the cybersecurity plans or systems implemented by its service providers.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.
THE PROPERTIES—GENERAL
In the table below, participants will find general information about each of the Account’s investments as of December 31, 2019. The Account’s investments include both properties that are wholly-owned by the Account and properties owned by the Account’s joint venture investments. Certain investments include a portfolio of properties.

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
OFFICE PROPERTIES
1001 Pennsylvania Ave	Washington, D.C.	100.00%	766,893	89.4%	$798.4	(3)
99 High Street	Boston, MA	100.00%	730,210	94.4%	543.7	(3)
Lincoln Centre	Dallas, TX	100.00%	1,625,465	83.0%	413.2
701 Brickell Avenue	Miami, FL	100.00%	684,708	88.4%	406.6	(3)
780 Third Avenue	New York, NY	100.00%	494,423	75.9%	389.1	(3)
Colorado Center	Santa Monica, CA	50.00%	1,128,600	100.0%	384.5	(4)
Four Oaks Place	Houston, TX	51.00%	2,343,612	84.0%	352.8	(4)
Wilshire Rodeo Plaza	Beverly Hills, CA	100.00%	255,891	88.6%	336.4
1900 K Street, NW	Washington, D.C.	100.00%	345,781	95.8%	335.4	(3)
21 Penn Plaza	New York, NY	100.00%	379,960	92.2%	334.9

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
Foundry Square II	San Francisco, CA	50.10%	515,370	100.0%	$318.4
Fort Point Creative Exchange Portfolio	Boston, MA	100.00%	406,857	88.5%	275.0
One Boston Place	Boston, MA	50.25%	805,589	84.2%	246.8
409 & 499 Illinois Street	San Francisco, CA	40.00%	463,985	99.0%	237.5
837 Washington Street	New York, NY	100.00%	55,497	100.0%	232.0
225 Binney Street	Cambridge, MA	70.00%	305,212	100.0%	231.5
88 Kearny Street	San Francisco, CA	100.00%	228,866	96.1%	221.0
1401 H Street, NW	Washington, D.C.	100.00%	356,182	84.3%	211.4	(3)
501 Boylston	Boston, MA	50.10%	610,075	99.3%	206.9	(4)
Fourth and Madison	Seattle, WA	51.00%	845,533	97.0%	167.3	(4)
Campus Pointe 1	San Diego, CA	45.00%	449,759	91.7%	163.5
Campus Pointe 2 & 3	San Diego, CA	45.00%	305,006	100.0%	143.6
440 Ninth Avenue	New York, NY	88.52%	410,815	88.8%	133.1	(4)
Campus Pointe 6	San Diego, CA	45.00%	314,103	100.0%	116.6
1600 Broadway Street	Denver, CO	100.00%	441,391	88.9%	116.0
Vista Station Office Portfolio	Draper, UT	100.00%	400,000	100.0%	115.4	(3)
Pacific Plaza	San Diego, CA	100.00%	218,164	69.8%	112.7
Wilton Woods Corporate Campus	Wilton, CT	100.00%	531,606	77.3%	112.1
150 Industrial Road	San Carlos, CA	98.00%	229,640	100.0%	98.0
101 Pacific Coast Highway	El Segundo, CA	100.00%	24,402	87.7%	96.1
The Ellipse at Ballston	Arlington, VA	100.00%	197,226	80.9%	82.2
1500 Owens	San Francisco, CA	49.90%	158,267	100.0%	81.5
The Hub	Long Island City, NY	95.00%	304,821	33.7%	74.8	(4)
200 Middlefield Road	Menlo Park, CA	100.00%	41,933	87.9%	68.0
West Lake North Business Park	Westlake Village, CA	100.00%	197,366	96.8%	62.3
9625 Towne Centre Drive	San Diego, CA	49.90%	163,648	100.0%	53.1
8270 Greensboro Drive	McLean, VA	100.00%	158,341	71.8%	49.6
Camelback Center	Phoenix, AZ	100.00%	232,615	60.2%	49.0
101 North Tryon Street	Charlotte, NC	85.00%	523,600	83.5%	47.9	(4)
3131 McKinney	Dallas, TX	100.00%	146,551	70.8%	46.4
30700 Russell Ranch	Westlake Village, CA	100.00%	136,262	97.5%	39.0
Campus Pointe 5	San Diego, CA	45.00%	269,048	100.0%	37.4
817 Broadway	New York, NY	61.46%	139,312	23.5%	33.7	(4)
Campus Pointe 4	San Diego, CA	45.00%	44,034	35.0%	9.6
Subtotal—Office Properties				88.1%	$8,584.4

INDUSTRIAL PROPERTIES
Ontario Industrial Portfolio	Various, CA	100.00%	3,361,599	100.0%	$506.9
Dallas Industrial Portfolio	Dallas and Coppell, TX	100.00%	3,684,941	94.2%	237.9
Great West Industrial Portfolio	Rancho Cucamonga and Fontana, CA	100.00%	1,358,925	100.0%	203.0
Cerritos Industrial Park	Cerritos, CA	100.00%	934,213	100.0%	164.0
Rainier Corporate Park	Fife, WA	100.00%	1,104,399	97.3%	161.3
Pinto Business Park	Houston, TX	100.00%	1,641,141	82.8%	154.1
Southern CA RA Industrial Portfolio	Los Angeles, CA	100.00%	920,078	89.9%	151.8
Colony Industrial Portfolio	Various, U.S.A.	100.00%	2,237,856	97.7%	135.9
South River Road Industrial	Cranbury, NJ	100.00%	858,957	100.0%	133.5
Seneca Industrial Park	Pembroke Park, FL	100.00%	882,182	99.9%	126.7

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
Regal Logistics Campus	Seattle, WA	100.00%	968,535	100.0%	$121.0
Northern CA RA Industrial Portfolio	Oakland, CA	100.00%	625,447	80.9%	111.9
Oakmont IE West Portfolio	Fontana, CA	100.00%	709,941	100.0%	109.2
Shawnee Ridge Industrial Portfolio	Atlanta, GA	100.00%	1,422,922	98.4%	99.9
Frontera Industrial Business Park	San Diego, CA	100.00%	691,407	98.7%	90.0
Rancho Cucamonga Industrial Portfolio	Rancho Cucamonga, CA	100.00%	573,000	100.0%	88.3
Chicago Caleast Industrial Portfolio	Chicago, IL	100.00%	1,145,152	96.1%	85.6
Northwest Houston Industrial Portfolio	Houston, TX	100.00%	1,010,912	81.1%	77.2
Weston Business Center	Weston, FL	100.00%	455,268	100.0%	75.0
Broward Industrial Portfolio	Various, FL	100.00%	355,088	97.5%	67.7
Pinnacle Industrial Portfolio	Grapevine, TX	100.00%	899,200	80.2%	66.7
Stevenson Point	Newark, CA	100.00%	312,885	100.0%	66.6
Ontario Mills Industrial Portfolio	Ontario, CA	100.00%	435,733	100.0%	65.4
Pacific Corporate Park	Fife, WA	100.00%	388,783	86.7%	62.5
Centre Pointe and Valley View	Los Angeles County, CA	100.00%	307,685	94.4%	60.7
200 Milik Street	Carteret, NJ	100.00%	232,134	100.0%	56.4
Northwest RA Industrial Portfolio	Seattle, WA	100.00%	312,321	100.0%	49.7
Landover Logistics	Landover, MD	100.00%	360,550	100.0%	44.7
Northeast RA Industrial Portfolio	Boston, MA	100.00%	384,126	100.0%	43.5
Atlanta Industrial Portfolio	Lawrenceville, GA	100.00%	495,440	100.0%	41.0
One Beeman Road	Northborough, MA	100.00%	342,900	100.0%	34.6
Otay Mesa Industrial Portfolio	San Diego, CA	100.00%	264,679	57.8%	33.7
Beltway North Commerce Center	Houston, TX	100.00%	352,680	100.0%	30.2
Chicago Industrial Portfolio	Chicago, IL	100.00%	334,824	100.0%	30.1
Riverside 202 Industrial	Phoenix, AZ	100.00%	319,860	100.0%	29.6
10 New Maple	Pine Brook, NJ	100.00%	266,338	95.0%	21.9
Park 10 Distribution	Houston, TX	100.00%	152,638	79.4%	11.1
Subtotal—Industrial Properties				95.3%	$3,649.3
RETAIL PROPERTIES
SITE Centers Joint Venture	Various, U.S.A.	85.00%	7,077,947	92.8%	$878.0	(4)
The Florida Mall	Orlando, FL	50.00%	1,108,432	92.4%	748.3	(4)
Fashion Show	Las Vegas, NV	50.00%	1,901,982	96.6%	706.9	(4)
The Forum at Carlsbad	Carlsbad, CA	100.00%	264,915	98.4%	224.0	(3)
Florida Retail Portfolio	Various, FL	80.00%	437,905	99.5%	158.4
Miami International Mall	Miami, FL	50.00%	305,692	96.8%	157.5	(4)
Westwood Marketplace	Los Angeles, CA	100.00%	202,202	100.0%	150.0
West Town Mall	Knoxville, TN	50.00%	950,452	93.4%	144.0	(4)
Valencia Town Center	Valencia, CA	50.00%	942,423	95.3%	136.4	(4)
350 Washington	Boston, MA	100.00%	147,273	92.5%	134.0
Bridgepointe Shopping Center	San Mateo, CA	100.00%	231,519	74.7%	129.0
Plaza America	Reston, VA	100.00%	164,232	81.5%	113.3
Marketfair	West Windsor, NJ	100.00%	243,354	93.9%	106.2
Charleston Plaza	Mountain View, CA	100.00%	132,590	100.0%	100.0
The Shops at Wisconsin Place	Chevy Chase, MD	100.00%	117,202	95.7%	95.6	(5)
Publix at Weston Commons	Weston, FL	100.00%	126,922	94.7%	74.5
South Denver Marketplace	Denver, CO	100.00%	261,135	100.0%	71.2
Pacific City	Huntington Beach, CA	70.00%	189,951	85.8%	62.2	(4)

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
32 South State Street	Chicago, IL	100.00%	96,354	100.0%	$51.4	(3)
Southside at McEwen	Franklin, TN	100.00%	92,470	94.6%	49.2
401 West 14th Street	New York, NY	42.19%	62,200	92.1%	44.8	(4)
Riverchase Village	Hoover, AL	100.00%	175,673	94.4%	40.3
1619 Walnut Street	Philadelphia, PA	100.00%	34,047	100.0%	23.0
Subtotal—Retail Properties				93.9%	$4,398.2

OTHER PROPERTIES
Storage Portfolio II	Various, U.S.A.	90.00%	2,674,316	93.7%	$130.5	(4)
Storage Portfolio I	Various, U.S.A.	66.02%	1,683,513	92.9%	93.6	(4)
Lincoln Centre - Hilton Dallas	Dallas, TX	100.00%	384,791	66.9%	76.5
Storage Portfolio III	Various, U.S.A.	90.00%	88,205	91.2%	37.3
Almond Avenue	Fontana, CA	100.00%	N/A	N/A	9.5	(6)
I-35 Logistics Center	Fort Worth, TX	95.00%	N/A	N/A	6.9	(6)
Subtotal—Other Properties				91.2%	$354.3
Subtotal—Commercial Properties				92.7%	$16,986.2

RESIDENTIAL PROPERTIES
Simpson Housing Portfolio	Various, U.S.A.	80.00%	N/A	94.0%	$431.2	(4)
Palomino Park	Highlands Ranch, CO	100.00%	N/A	92.1%	361.0	(3)
The Colorado	New York, NY	100.00%	N/A	97.7%	259.0	(3)
THP Student Housing Portfolio	Various, U.S.A.	97.00%	N/A	95.1%	186.8	(4)
The Woodley	Washington, D.C.	100.00%	N/A	94.3%	180.3
Stella	Marina Del Rey, CA	100.00%	N/A	91.4%	175.1
Mass Court	Washington, D.C.	100.00%	N/A	91.6%	168.9
The Louis at 14th	Washington, D.C.	100.00%	N/A	95.1%	164.2
Houston Apartment Portfolio	Houston, TX	100.00%	N/A	88.8%	162.3
Holly Street Village	Pasadena, CA	100.00%	N/A	95.2%	158.1	(3)
BLVD63	San Diego, CA	100.00%	N/A	89.0%	158.0
Larkspur Courts	Larkspur, CA	100.00%	N/A	91.1%	155.0
The Legacy at Westwood	Los Angeles, CA	100.00%	N/A	92.5%	149.1	(3)
Terra House	San Jose, CA	100.00%	N/A	89.9%	146.0
250 North 10th Street	Brooklyn, NY	100.00%	N/A	95.3%	138.1
The Manor at Flagler Village	Fort Lauderdale, FL	100.00%	N/A	89.5%	138.1
The Palatine	Arlington, VA	100.00%	N/A	93.1%	128.0	(3)
Union - South Lake Union	Seattle, WA	100.00%	N/A	97.9%	115.0	(3)
MiMA	New York, NY	70.00%	N/A	99.8%	113.0	(4)
Ashford Meadows Apartments	Herndon, VA	100.00%	N/A	92.5%	105.3	(3)
Regents Court	San Diego, CA	100.00%	N/A	91.6%	105.0	(3)
Henley at Kingstowne	Alexandria, VA	100.00%	N/A	92.5%	103.0	(3)
Casa Palma	Coconut Creek, FL	100.00%	N/A	91.4%	102.0
Circa Green Lake	Seattle, WA	100.00%	N/A	92.0%	102.0	(3)
Rancho Del Mar	San Clemente, CA	100.00%	N/A	92.0%	94.7
Oceano at Warner Center	Woodland Hills, CA	100.00%	N/A	91.4%	94.4
803 Corday	Naperville, IL	100.00%	N/A	93.0%	93.8
Creekside Alta Loma	Rancho Cucamonga, CA	100.00%	N/A	92.8%	85.2
Fusion 1560	St. Petersburg, FL	100.00%	N/A	89.2%	84.1	(3)

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
Greene Crossing	Columbia, SC	100.00%	N/A	99.9%	$79.7
Sole at Brandon	Riverview, FL	100.00%	N/A	93.2%	79.0
The District at La Frontera	Austin, TX	100.00%	N/A	92.0%	76.6	(3)
Centric Gateway	Charlotte, NC	100.00%	N/A	85.2%	75.0
Biltmore at Midtown	Atlanta, GA	100.00%	N/A	87.0%	73.5	(3)
Churchill on the Park	Dallas, TX	100.00%	N/A	90.4%	73.0
The Residences at the Village of Merrick Park	Coral Gables, FL	100.00%	N/A	94.2%	72.3
Prescott Wallingford Apartments	Seattle, WA	100.00%	N/A	92.9%	70.6
Ascent at Windward	Alpharetta, GA	100.00%	N/A	87.8%	68.4	(3)
Carrington Park	Plano, TX	100.00%	N/A	90.1%	67.3
The Bridges	Minneapolis, MN	100.00%	N/A	95.5%	67.2
Lofts at SoDo	Orlando, FL	100.00%	N/A	92.5%	64.7	(3)
Allure at Camarillo	Camarillo, CA	100.00%	N/A	92.1%	63.9
Boca Arbor Club	Boca Raton, FL	100.00%	N/A	94.4%	62.9
5 West	Tampa, FL	100.00%	N/A	88.1%	62.3
Cherry Knoll	Germantown, MD	100.00%	N/A	91.0%	60.1	(3)
Westcreek	Westlake Village, CA	100.00%	N/A	87.3%	57.1
The Maroneal	Houston, TX	100.00%	N/A	87.1%	56.4
Glen Lake	Atlanta, GA	100.00%	N/A	92.2%	55.3
Orion on Orpington	Orlando, FL	100.00%	N/A	99.2%	52.4
The Manor Apartments	Plantation, FL	100.00%	N/A	93.9%	51.5
Lakepointe at Jacaranda	Plantation, FL	100.00%	N/A	95.1%	48.8
Cliffs at Barton Creek	Austin, TX	100.00%	N/A	88.6%	47.2
The Cordelia	Portland, OR	100.00%	N/A	89.6%	43.2
The Knoll	Minneapolis, MN	100.00%	N/A	95.1%	37.3	(3)
The Ashton	Washington, D.C.	100.00%	N/A	87.8%	30.6
Subtotal—Residential Properties				93.0%	$6,053.0
Total—All Properties				92.8%	$23,039.2

(1)	The square footage is an approximate measure and is subject to periodic remeasurement.

(2)	Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(3)	Property is subject to a mortgage. The fair value shown represents the Account's interest gross of debt.

(4)	The fair value reflects the Account's interest in the joint venture and is net of debt.

(5)	Fair value shown reflects a retail property wholly-owned by the Account, as well as the Account's 33.33% interest in a joint venture investment.

(6)	Investment represents land currently under development.

Commercial (Non-Residential) Investments
Major Tenants: The following tables list the Account’s ten most significant tenants based on the total space they occupied as of December 31, 2019 in each of the Account’s commercial property types.

Major Office Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Office Properties	% of Total Rentable Area of Non-Residential Properties
BHP Petroleum (Americas), Inc.(1)	1,103,312	5.6%	1.6%
WeWork(3)	434,881	2.2%	0.6%
Crowell & Moring LLP(2)	391,757	2.0%	0.6%
Bank of America(3)	325,950	1.7%	0.5%
Atmos Energy Corporation(2)	312,238	1.6%	0.5%
Biogen MA Inc(1)	305,212	1.6%	0.5%
Eli Lilly and Company(1)	305,006	1.6%	0.5%
Hulu LLC(1)	261,823	1.3%	0.4%
Fibrogen Inc(1)	238,707	1.2%	0.4%
Mylan Pharmaceuticals Inc.(1)	229,640	1.2%	0.3%

Major Industrial Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Industrial Properties	% of Total Rentable Area of Non-Residential Properties
Wal-Mart Stores, Inc.(2)	1,099,112	3.5%	1.6%
Regal West Corporation (2)	968,535	3.1%	1.4%
Restoration Hardware, Inc.(2)	886,052	2.8%	1.3%
Kumho Tire U.S.A. Inc.(2)	830,485	2.7%	1.2%
Del Monte Fresh Product, N.A., Inc.(2)	689,660	2.2%	1.0%
R.R Donnelley & Sons Company (2)	659,157	2.1%	1.0%
Rheem Sales Company, Inc.(2)	656,600	2.1%	1.0%
Global Equipment Company, Inc.(2)	647,228	2.1%	1.0%
Campbell Soup Supply Company (2)	573,000	1.8%	0.8%
Meiko America, Inc.(2)	557,500	1.8%	0.8%

Major Retail Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Retail Properties	% of Total Rentable Area of Non-Residential Properties
Dick's Sporting Goods, Inc. (1)	564,453	3.3%	0.8%
Macy's Inc. (1)	496,603	2.9%	0.7%
Belk, Inc. (1)	372,812	2.2%	0.6%
Kohl's Corporation (1)	349,777	2.1%	0.5%
J.C. Penney Corporation, Inc (1)	330,096	1.9%	0.5%
PetSmart, Inc.(3)	313,559	1.8%	0.5%
Best Buy Co., Inc. (3)	313,219	1.8%	0.5%
Nordstrom Inc. (3)	304,610	1.8%	0.4%
Bed Bath and Beyond Inc. (3)	274,897	1.6%	0.4%
Ross Stores, Inc. (1)	268,728	1.6%	0.4%

(1)	Tenant occupied space within joint venture investments.

(2)	Tenant occupied space within wholly-owned investments.

(3)	Tenant occupied space within wholly-owned and joint venture investments.

The following tables list the rentable area for long term leases subject to expiring leases during the next ten years and an aggregate figure for expirations in 2030 and after, in the Account’s commercial (non-residential) properties that are both wholly-owned by the Account and held within the Account’s joint venture investments. While many of the leases contain renewal options with varying terms, these charts assume that none of the tenants exercise their renewal options, including those with terms that expired on December 31, 2019 or are month to month leases.
Office Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Base Rent Associated with Such Leases (millions)(1)	Expiring Rent as a % of Rental Income(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Office Properties Represented by Expiring Leases
2020	154	$42.5	2.4%	1,655,972	8.5%
2021	124	55.5	3.1%	2,364,874	12.1%
2022	124	34.5	1.9%	1,819,315	9.3%
2023	89	45.5	2.5%	1,380,512	7.1%
2024	84	34.1	1.9%	1,676,625	8.6%
2025	74	55.8	3.1%	1,454,158	7.4%
2026	41	33.1	1.8%	1,362,107	7.0%
2027	22	18.8	1.0%	799,394	4.1%
2028	35	27.4	1.5%	1,198,988	6.1%
2029	22	12.3	0.7%	455,966	2.3%
Thereafter	54	128.4	7.2%	3,017,906	15.4%
Total	823	$487.9	27.1%	17,185,817	87.9%
Industrial Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Base Rent Associated with Such Leases (millions)(1)	Expiring Rent as a % of Rental Income(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Industrial Properties Represented by Expiring Leases
2020	98	$16.0	0.9%	5,588,133	18.0%
2021	104	18.9	1.1%	6,162,686	19.8%
2022	110	18.6	1.0%	5,841,382	18.8%
2023	81	17.4	1.0%	5,333,041	17.1%
2024	82	12.6	0.7%	3,419,781	11.0%
2025	32	6.6	0.4%	1,035,026	3.3%
2026	9	2.2	0.1%	492,561	1.6%
2027	11	2.8	0.2%	553,062	1.8%
2028	5	2.5	0.1%	612,157	2.0%
2029	3	0.6	—%	142,306	0.5%
Thereafter	5	1.0	0.1%	312,451	1.0%
Total	540	$99.2	5.6%	29,492,586	94.9%

Retail Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Base Rent Associated with Such Leases (millions)(1)	Expiring Rent as a % of Rental Income(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Retail Properties Represented by Expiring Leases
2020	270	$17.1	1.0%	1,238,038	8.1%
2021	281	19.4	1.1%	1,852,164	12.1%
2022	252	16.3	0.9%	2,196,998	14.4%
2023	251	19.5	1.1%	1,679,198	11.0%
2024	218	19.5	1.1%	1,568,556	10.3%
2025	174	20.7	1.2%	1,318,388	8.6%
2026	108	11.0	0.6%	1,253,925	8.2%
2027	85	8.1	0.5%	619,466	4.1%
2028	60	5.9	0.3%	500,067	3.3%
2029	51	3.1	0.2%	349,298	2.3%
Thereafter	50	15.2	0.8%	1,610,421	10.5%
Total	1,800	$155.8	8.8%	14,186,519	92.9%

(1)	Includes base rent from wholly-owned properties and properties held through joint ventures.
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
The following table details the leasing activity during the year ended December 31, 2019.

Leasing Activity (sq. ft.)
Vacant space beginning of year	5,888,086
Vacant space acquired during the year	364,706
Vacant space disposed of during the year	(28,723)
Vacant space placed into service during the year	(9,651,602)
Expiring leases during the year	8,593,975
Vacant space end of year	5,166,442
Average remaining lease term*	48 months
*Includes office, industrial and retail properties.
Based on leases in place at December 31, 2019, leases representing approximately 12.6% of net rentable area are scheduled to expire throughout 2020. Rents associated with such lease expirations are generally at or below prevailing market rents in the Account’s primary metropolitan markets.
Residential Investments
The Account’s residential property investment portfolio is comprised of first class or luxury multi-family, garden, mid-rise, and high-rise apartment buildings. The complexes generally contain one to three bedroom apartment units with a range of amenities, such as patios or balconies, washers and dryers, and central air conditioning. Many of these apartment communities have on-site fitness facilities, including some with swimming pools. Rents on each of the properties tend to be comparable with competitive communities and are not subject to rent regulation. The Account is responsible for the expenses of operating its residential properties. As of December 31, 2019, the Account’s residential properties had an aggregate fair value of approximately $6.1 billion.

The following table contains detailed information regarding the apartment complexes in the Account’s portfolio as of December 31, 2019.

Property	Location	Number Of Units	Average Unit Size (Sq. Ft.)
5 West	Tampa, FL	318	978
250 North 10th Street	Brooklyn, NY	234	676
803 Corday	Naperville, IL	440	937
Allure at Camarillo	Camarillo, CA	165	880
Ascent at Windward	Alpharetta, GA	328	1,075
Ashford Meadows Apartments	Herndon, VA	440	1,050
Avana	San Clemente, CA	250	841
Biltmore at Midtown	Atlanta, GA	276	766
BLVD 63(2)	San Diego, CA	913	361
Boca Arbor Club	Boca Raton, FL	304	896
Carrington Park	Plano, TX	364	936
Casa Palma	Coconut Creek, FL	350	1,123
Centric Gateway	Charlotte, NC	297	890
Cherry Knoll	Germantown, MD	300	968
Churchill on the Park	Dallas, TX	448	868
Circa Green Lake	Seattle, WA	199	765
Cliffs at Barton Creek	Austin, TX	210	952
Creekside Alta Loma	Rancho Cucamonga, CA	290	887
District at La Frontera	Austin, TX	512	920
Fusion 1560	St. Petersburg, FL	325	833
Glen Lake	Atlanta, GA	270	1,199
Greene Crossing(2)	Columbia, SC	726	444
Henley at Kingstowne	Alexandria, VA	358	930
Holly Street Village	Pasadena, CA	374	879
Houston Apartment Porfolio(1)	Houston, TX	877	1,158
Lakepointe at Jacaranda	Plantation, FL	246	880
Larkspur Courts	Larkspur, CA	248	1,001
Lofts at SoDo	Orlando, FL	308	961
Mass Court	Washington, DC	371	834
MiMA	New York, NY	500	739
Oceano at Warner Center	Woodland Hills, CA	244	935
Orion on Orpington(2)	Orlando, FL	624	324
Palomino Park(1)	Highlands Ranch, CO	1,184	1,100
Prescott Wallingford Apartments	Seattle, WA	154	665
Regents Court	San Diego, CA	251	886
Simpson Housing Portfolio(1)	Various, U.S.A.	3,827	1,010
Sole at Brandon	Riverview, FL	366	1,060
Stella	Marina Del Rey, CA	244	970
Terra House	San Jose, CA	348	814
The Ashton	Washington, D.C.	49	1,600
The Bridges(2)	Minneapolis, MN	359	523
The Colorado	New York, NY	175	876
The Cordelia	Portland, OR	135	667
The Knoll(2)	Minneapolis, MN	226	459

Property	Location	Number Of Units	Average Unit Size (Sq. Ft.)
The Legacy at Westwood	Los Angeles, CA	187	1,181
The Louis at 14th	Washington, DC	268	665
The Manor Apartments	Plantation, FL	197	977
The Manor at Flagler Village	Fort Lauderdale, FL	382	964
The Maroneal	Houston, TX	309	928
The Palatine	Arlington, VA	262	1,055
The Residences at the Village of Merrick Park	Coral Gables, FL	120	1,231
The Woodley	Washington, DC	212	1,117
THP Student Housing Portfolio(1)(2)	Various, U.S.A.	4,143	433
Union - South Lake Union	Seattle, WA	284	696
Westcreek	Westlake Village, CA	126	951

(1)	Represents a portfolio containing multiple properties.

(2)	Investment is a student housing asset. Units are rented per bedroom, and multiple bedrooms can exist in one apartment.
Other Real Estate Investments
In addition to the Account's commercial and residential real estate investments, the Account has other real estate investments comprised of three storage portfolios, two properties under development, and a hotel. The storage portfolios are held through joint ventures with an established operator in the self-storage industry. The storage portfolios are diversified throughout the United States, with exposure present in more than twenty metropolitan areas. The properties under development are industrial sites located in metropolitan areas where tenant demand for space is strong and is expected to continue over the long term. The development properties are scheduled for completion in 2021. The hotel, located in Dallas, TX, is located within the Lincoln Centre campus, which is also the location of an office property held by the Account.
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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S SECURITIES, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information. There is no established public trading market for securities issued by the Account. Accumulation units in the Account are sold to eligible participants at the Account’s current accumulation unit value, which is based on the value of the Account’s then current net assets, and are redeemable in accordance with the terms of the participant’s annuity contract. For the period from January 1, 2019 to December 31, 2019, the high and low accumulation unit values for the Account were $440.422 and $416.977, respectively. For the period January 1, 2018 to December 31, 2018, the high and low accumulation unit values for the Account were $418.185 and $397.520, respectively.
Holders. The approximate number of Account contract owners at December 31, 2019 was 1,035,232.
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

	Years Ended December 31,
	2019	2018	2017	2016	2015
Investment income:
Real estate income, net	$572.9	$561.8	$582.0	$546.4	$486.2
Income from real estate joint ventures and funds	214.0	204.7	214.1	161.8	140.1
Dividends and interest	196.2	171.2	80.4	58.9	57.6
Total investment income	983.1	937.7	876.5	767.1	683.9
Expenses	208.9	192.8	205.2	202.0	182.9
Investment income, net	774.2	744.9	671.3	565.1	501.0
Net realized and unrealized gains on investments and loans payable	652.8	436.7	387.1	619.8	1,145.4
Net increase in net assets resulting from operations	1,427.0	1,181.6	1,058.4	1,184.9	1,646.4
Participant transactions, net	38.3	(281.6)	(420.5)	759.8	884.6
Net increase in net assets	$1,465.3	$900.0	$637.9	$1,944.7	$2,531.0

	Years Ended December 31,
	2019	2018	2017	2016	2015
Total assets	$30,209.9	$28,818.2	$27,453.6	$26,985.2	$24,399.4
Total liabilities	2,902.0	2,975.6	2,511.0	2,680.5	2,039.4
Total net assets	$27,307.9	$25,842.6	$24,942.6	$24,304.7	$22,360.0
Number of per accumulation unit amounts	60.8	60.7	61.3	62.4	60.4
Net asset value, per accumulation unit	$440.422	$417.416	$398.329	$381.636	$362.773
Loans payable and line of credit	$2,615.0	$2,608.0	$2,238.3	$2,332.1	$1,794.4

Quarterly Selected Financial Data
The following quarterly selected unaudited financial data for each full quarter presented are derived from the Consolidated Financial Statements of the Account for the years ended December 31, 2019 and 2018 (millions).

	2019				Year Ended December 31, 2019
	For the Three Months Ended
	March 31	June 30	September 30	December 31
Investment income, net	$172.4	$208.4	$202.4	$191.0	$774.2
Net realized and unrealized gain on investments and loans payable	270.4	140.3	110.1	132.0	652.8
Net increase in net assets resulting from operations	$442.8	$348.7	$312.5	$323.0	$1,427.0
Total return	1.71%	1.32%	1.17%	1.19%	5.51%

	2018				Year Ended December 31, 2018
	For the Three Months Ended
	March 31	June 30	September 30	December 31
Investment income, net	$179.9	$200.6	$178.0	$186.4	$744.9
Net realized and unrealized gain on investments and loans payable	55.0	204.8	119.2	57.7	436.7
Net increase in net assets resulting from operations	$234.9	$405.4	$297.2	$244.1	$1,181.6
Total return	0.95%	1.63%	1.17%	0.95%	4.79%

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
Forward-looking Statements
Some statements in this Form 10-K which are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about management’s expectations, beliefs, intentions or strategies for the future, include the assumptions and beliefs underlying these forward-looking statements, and are based on current expectations, estimates and projections about the real estate industry, domestic and global economic conditions, including conditions in the credit and capital markets, the sectors, and markets in which the Account invests and operates, and the transactions described in this Form 10-K. While management believes the assumptions underlying its forward-looking statements and information to be reasonable, such information may be subject to uncertainties and may involve certain risks which may be difficult to predict and are beyond management’s control. These risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement. These risks and uncertainties include, but are not limited to, the following:

•
General Risks of Acquiring and Owning Real Property. The risks associated with acquiring and owning real property, including general economic and real estate market conditions, the availability of, and economic cost associated with, financing the Account’s properties, the risk that the Account’s properties become too concentrated (whether by geography, sector or by tenant mix), competition for acquiring real estate properties, leasing risk (including tenant defaults) and the risk of uninsured losses at properties (including due to terrorism, natural disasters, and acts of violence);

•
General Risks of Selling Real Estate Investments. The risk that the sales price of a property might differ, perhaps significantly, from its estimated or appraised value, leading to losses or reduced profits to the Account, the risk that the Account might not be able to sell a property at a particular time for a price which management believes represents its fair or full value, the risk of a lack of availability of financing (for potential purchasers of the Account’s properties), risks associated with disruptions in the credit and capital markets, and the risk that the Account may be required to make significant expenditures before the Account is able to market and/or sell a property;

•
Valuation and Appraisal Risk. The risks associated with property valuations, including the fact that appraisals can be subjective in a number of respects and the fact that the Account’s appraisals are generally obtained on a quarterly basis and there may be periods in between appraisals of a property during which the value attributed to the property for purposes of the Account’s daily accumulation unit value may be more or less than the actual realizable value of the property;

•
Borrowing Risk. Risks associated with financing the Account’s properties, including the risk of default on loans secured by the Account’s properties (which could lead to foreclosure), the risk of default under unsecured line of credit or credit facilities underwritten by third-party lenders, the risk associated with high loan-to-value ratios on the Account’s properties (including the fact that the Account may have limited, or no net value in such a property), the risk that significant sums of cash could be required to make principal and interest payments on the loans and the risk that the Account may not have the ability to obtain financing or refinancing on favorable terms (or at all), which may be aggravated by general disruptions in credit and capital markets;

•
Investment and Cash Management Risks Associated with Participant Transactions. Investment risk associated with participant transactions, in particular that (i) significant net participant transfers out of the Account may impair our ability to pursue or consummate new investment opportunities that are otherwise attractive to the Account and/ or may result in sales of real estate-related assets to generate liquidity, (ii) significant net participant transfers into the Account may result, on a temporary basis, in our cash holdings and/or holdings in liquid non-real estate-related investments exceeding our long-term targeted holding levels and (iii) high levels of cash and liquid non-

real estate-related investments in the Account during times of appreciating real estate values can impair the Account’s overall return;

•
Joint Venture Investment Risk. The risks associated with joint ventures and real estate funds, including the risk that a co-venturer or fund manager may have interests or goals inconsistent with that of the Account, that a co-venturer or fund manager may have financial difficulties, and the risk that the Account may have limited rights with respect to operation of the property and transfer of the Account’s interest;

•	Real Estate Regulatory Risk. Uncertainties associated with environmental liability and regulations and other governmental regulatory matters such as zoning laws, rent control laws, and property taxes;

•
Environmental Risk. The risks that the Account may be liable for damage to the environment or injury to individuals caused by hazardous substances used or found on its properties. Federal and state environmental laws may also impose restrictions on the manner in which a property may be used, impose significant costs for environmental clean-up relating to certain real property investments (including remediating contaminated property), and require the Account to acquire third-party insurance related to environmental risks, all of which could adversely impact the Account’s investment returns;

•
Uninsurable Loss Risk. Certain catastrophic losses (e.g., from earthquakes, wars, terrorist acts, nuclear accidents, hurricanes, tsunamis, high winds, wildfires, inland or coastal floods, rising sea levels or environmental or industrial hazards or accidents) may be uninsurable or so expensive to insure against that it is economically disadvantageous for the Account to buy insurance to cover such losses. In such an event, the catastrophic losses could adversely impact the Account’s investment returns;

•
Physical Climate Change Related Financial Risk. Many of the Account’s commercial real estate assets are located within geographical regions in the United States and foreign jurisdictions that currently are, and in the future will continue to be, adversely impacted by increasingly severe and adverse weather conditions across the globe, including, among others, earthquakes, hurricanes, tsunamis, high winds, wildfires, inland or coastal flooding, and rising sea levels. Any resulting losses from such climate-related changes and hazards could adversely impact the Account’s investment returns;

•
ESG Criteria Risk. The risks that the Account’s utilization of ESG criteria in its commercial real estate underwriting may result in the Account foregoing some commercial real estate market opportunities that could be beneficial to the Account. Consequently, the Account may underperform other investment vehicles that do not utilize such ESG criteria in selecting portfolio properties;

•
Foreign Real Property Investment Risk. Foreign commercial real properties, foreign real estate loans, and foreign debt investments may experience unique risks such as changes in currency exchange rates, imposition of market controls or currency exchange controls, seizure, expropriation or nationalization of assets, political, social or diplomatic events or unrest, regulatory and taxation risks and risks associated with enforcing judgments in foreign countries that could cause the Account to lose money. The risks described above often increase in countries with emerging markets;

•
Risk of Investing in REIT Securities. Investments in REIT securities are subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying properties owned by the entity, while mortgage REITs may be affected by the quality of any credit extended. In addition to these risks, because REIT investments are securities and generally publicly traded, they may be exposed to market risk and potentially significant price volatility due to changing conditions in the financial markets and, in particular, changes in overall interest rates, regardless of the value of the underlying real estate such REIT may own;

•
Risks of Mortgage-Backed Securities. The Account from time to time has invested in mortgage-backed securities and may in the future invest in such securities. Mortgage-backed securities, such as CMBS and RMBS, are subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. The underlying mortgage loans may experience defaults, are subject to prepayment risk or extension risk and are highly sensitive to changes in interest rates, liquidity of the secondary market, economic conditions impacting financial institutions and the credit markets generally, and changes in governmental policies impacting Fannie Mae and Freddie Mac and/or U.S. Government programs related to mortgages that may be implemented in the future;

•
Risks of Investing in Mortgage Loans and Related Investments. Because the Account’s investment strategy includes investments in mortgage loans (i.e., the Account serving as lender), the Account will be subject to the risks inherent in making mortgage loans, including, among others, (i) borrower default, bankruptcy and insolvency that results in the Account being unable to recover some or all of its original investment, (ii) mechanic’s or tax liens that may have priority over the Account’s security interest, (iii) a deterioration in the financial condition of tenants, (iv) changes in interest rates for the Account’s variable-rate mortgage loans and other debt instruments that may increase or decrease the investment’s yield, (v) the risk that borrowers pay off their mortgage loans earlier or later than expected resulting in a decline in income, and (vii) the costs of hedging strategies for domestic and foreign loans or securities that may increase the Account’s transactions costs and reduce its performance;

•
Risks of U.S. Government and Government Agency Securities and Corporate Obligations.Risks associated with investment securities issued by U.S. Government agencies and U.S. Government-sponsored entities, including the risk that the issuer may not have their securities backed by the full faith and credit of the U.S. Government, which could adversely affect the pricing and value of such securities. Such securities are also subject market movements, regulatory changes, changes in political or economic conditions or downgrades or threatened downgrades of the credit rating for U.S. Government obligations generally that could negatively impact the value of the securities and the Account’s ability to dispose of the security at a favorable time. U.S. Government securities generally present limited credit risk compared to other types of debt securities but are not free from risk. In addition, the Account’s investment in corporate obligations (such as commercial paper and other types of corporate debt) may be subject to general dislocations in the finance or credit markets, fluctuations in transaction activity that could impair the Account’s ability to dispose of a corporate debt security at a favorable time, and the risk that the credit quality of the corporate issuer will deteriorate, any of which could have a negative impact on the value of the investment; and

•
Risks of Liquid, Fixed-Income Investments and Other Securities. Risks associated with investments in liquid, fixed-income investments and real estate-related liquid assets (which could include, from time to time, registered or unregistered REIT securities and CMBS), and non-real estate-related liquid assets, including:

•	Issuer Risk (Financial risk)-The risk that the issuer will not be able to pay principal and interest when due or that the issuer’s earnings will fall;

•	Credit Risk (a type of Issuer Risk)-The risk that the issuer of fixed-income investments may not be able or willing to meet interest or principal payments when the payments become due;

•
Credit Spread Risk-The risk that credit spreads (i.e., the difference in yield between securities that is due to differences in each security’s respective credit quality) may increase when market participants believe that bonds or other fixed-income securities generally have a greater risk of default, which could result in a decline in the market values of the Account’s debt or other fixed-income securities;

•	Market Volatility, Liquidity and Valuation Risk (types of Market Risk)-The risk that the changing conditions in financial markets may cause the Account’s investments to experience price volatility;

•
Interest Rate Risk (a type of Market Risk)-The risk that interest rate volatility may affect the Account’s current income from an investment or the pricing of that investment. In general, changing interest rates could have unpredictable effects on the markets and may expose markets to heightened volatility;

•	Downgrade Risk-The risk that securities are subsequently downgraded should TIAA and/or rating agencies believe the issuer’s business outlook or creditworthiness has deteriorated.

•	Income Volatility Risk-The risk that the level of current income from a portfolio of fixed-income investments may decline in certain interest rate environments;

•	Call Risk-The risk that, during periods of falling interest rates, an issuer may call (or repay) a fixed-income security prior to maturity, resulting in a decline in the Account’s income;

•
Prepayment Risk-The risk that, during periods of falling interest rates, borrowers may pay off their loans sooner than expected, forcing the Account to reinvest the unanticipated proceeds at lower interest rates and resulting in a decline in income;

•
Extension Risk-The risk that, during periods of rising interest rates, borrowers may pay off their mortgage and other loans later than expected, preventing the Account from reinvesting principal proceeds at higher interest rates and resulting in less income than potentially available;

•
U.S. Government Securities Risk-Securities issued by the U.S. Government or one of its agencies or instrumentalities may receive varying levels of support from the U.S. Government, which could affect the Account’s ability to recover should they default. To the extent the Account invests significantly in securities issued or guaranteed by the U.S. Government or its agencies or instrumentalities, any market movements, regulatory changes or changes in political or economic conditions that affect the securities of the U.S. Government or its agencies or instrumentalities in which the Account invests may negatively impact the Account’s performance;

•
State and Municipal Investment Risk-The risk that events affecting states and municipalities, including severe financial difficulties and continued budget deficits, may adversely impact the Account’s investments and its performance;

•
Foreign Securities Risk-Foreign securities investments may experience unique risks such as changes in currency exchange rates, imposition of market controls or currency exchange controls, seizure, expropriation or nationalization of assets, and political, social or diplomatic events or unrest that could cause the Account to lose money. The risks described above often increase in countries with emerging markets;

•
Emerging Markets Risk-The risk of foreign investment often increases in countries with emerging markets. For example, these countries may have more unstable governments than developed countries, and their economies may be based on only a few industries. Because their financial markets may be very small, share prices of financial instruments in emerging market countries may be volatile and difficult to determine. Financial instruments of issuers in these countries may be less liquid than those of issuers in more developed countries. In addition, foreign investors such as the Fund are subject to a variety of special restrictions in many emerging market countries. Frontier markets are those emerging markets that are considered to be among the smallest, least mature and least liquid, and as a result, the risks of investing in emerging markets are magnified in frontier markets;

•
Fixed-Income Foreign Investment Risk-Investment in fixed-income securities or financial instruments of foreign issuers involves increased risks due to adverse issuer, political, regulatory, currency, market or economic developments. These developments may impact the ability of a foreign debt issuer to make timely and ultimate payments on its debt obligations to the Account or impair the Account’s ability to enforce its rights against the foreign debt issuer. These risks are heightened in emerging or developing markets. Foreign fixed-income investments may also be less liquid and more difficult to value than fixed-income investments in U.S. issuers;

•
Sovereign Debt Risk-The risk that the issuer of non-U.S. sovereign debt or the governmental authorities that control the repayment of such debt may be unable or unwilling, due to social, political or economic factors, to repay principal or interest when due, resulting in losses to the Account;

•
Supranational Debt Risk-The risk that the issuer of multinational or supranational foreign debt (e.g., the European Union or the International Monetary Fund (IMF)) that controls the repayment of such debt may be unable or unwilling, due to social, political or economic factors such as the sudden or gradual disintegration of the multinational or supranational organization, to repay principal or interest when due, resulting in losses to the Account;

•
Active Management Risk-The risk that the Account’s investment strategy, investment selection or trading execution may cause the Account to underperform relative to a comparison index or accounts or issuers with similar investment objectives;

•
Currency Risk-The risk that foreign (non-U.S.) currencies may decline in value relative to the U.S. dollar and adversely affect the value of the Account’s investments in foreign currencies, securities denominated in foreign currencies or derivative instruments that provide exposure to foreign currencies;

•
Derivatives Risk-The risks associated with investing in derivatives and other types of hedging strategies may be different and greater than the risks associated with directly investing in the underlying securities and other instruments. The Account may use futures, options, or forwards, and the Account may also use more complex derivatives such as swaps that might present liquidity, credit and counterparty risk. When investing in derivatives, the Account may lose more than the principal amount invested;

•
Currency Management Strategies Risk-Currency management strategies, including the use of forward currency contracts and other derivatives, may substantially change the Account’s exposure to currencies and currency exchange rates and could result in losses to the Account if currencies do not perform as TIAA anticipates;

•
Counterparty and Third Party Risk-The Account’s transactions involving a counterparty to a derivative or other instrument, or to a third party responsible for servicing the instrument, are subject to the credit risk of the counterparty or third party, and to the counterparty’s or third party’s ability to perform in accordance with the terms of the transaction;

•
Regulation S and Rule 144A Securities Risk-The risk that SEC Regulation S and Rule 144A securities may be less liquid, and have less disclosure and investor protections, than publicly traded securities. Such securities may involve a high degree of business and financial risk and may result in losses to the Account;

•
Illiquid Investments Risk-The risk that illiquid investments may be difficult for the Account to sell for the value at which they are carried, if at all, or at any price within the desired time frame; and

•	Deposit/Money Market Risk-The risk that the Account could experience losses if banks fail.
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
Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data is preliminary for the year or quarter ended December 31, 2019 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.
2019 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
Economic Overview and Outlook
Key Macro Economic Indicators*

		Actuals				Forecast
	2019	1Q 2019	2Q 2019	3Q 2019	4Q 2019	2020	2021
Economy(1)
Gross Domestic Product ("GDP")	2.3%	3.1%	2.0%	2.1%	2.1%	1.8%	1.9%
Employment Growth (Thousands)	2,096	417	477	609	593	1,584	1,296
Unemployment Rate	3.7%	3.8%	3.7%	3.5%	3.5%	3.6%	3.7%
Interest Rates(2)
10 Year Treasury	2.1%	2.7%	2.3%	1.8%	1.8%	1.9%	2.1%
Sources: Blue Chip Economic Indicators, Blue Chip Financial Forecasts, BEA, Bureau of Labor Statistics, Federal Reserve and Moody's Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while average annual values represent a twelve-month average.

(2)	The Treasury rates are an average over the stated period.

According to the Bureau of Labor Statistics, the U.S. economy added 593,000 jobs during the fourth quarter of 2019, with an average of 186,000 jobs per month over the past three months, exceeding the 12-month average of 176,000. The unemployment rate remained at 3.5%, maintaining the lowest U.S. unemployment rate in over fifty years. The strength of the labor market paired with steady business and consumer confidence continue to serve as the key drivers to U.S. economic growth.
The Federal Open Market Committee ("Committee") unanimously maintained the target range of the federal funds rate at 1.50%-1.75% in its December meeting. The Committee indicated that no additional cuts are expected in 2020, with rate increases equally unlikely. The current target range is "appropriate to support sustained economic activity, strong labor market conditions, and inflation near the Committee's 2% objective."
Real Estate Market Conditions and Outlook
Commercial real estate conditions remained steady throughout 2019, with investor demand largely able to absorb the increase of new supply entering the market, most notably within the industrial sector. Market rents have steadily increased in most key markets, with the most significant increases present in cities with strong financial or technology exposure (e.g., San Francisco, New York). Declining interest rates during the year have also benefited real estate, providing institutional investors easier access to capital while simultaneously allowing the yields on real estate investments to remain attractive. Market conditions are not expected to change significantly in 2020, but it should be noted that the the real estate cycle is mature and a moderation of returns may occur.
Property pricing as calculated by the Green Street Advisor Commercial Property Price Index (“CPPI”) increased 2.5% on a year-over-year basis from 2018 to 2019. For the year ending December 31, 2019, the Account’s directly held real estate assets generated a return of 5.82%.

Data for the Account’s top five markets in terms of market value as of December 31, 2019 are provided below. The five markets presented below represent 41.3% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 92.8% leased.

Top 5 Metro Areas by Fair Value	Account % Leased Fair Value Weighted*	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio**	Metro Area Fair Value as a % of Total Investments**
Washington-Arlington-Alexandria, DC-VA-MD-WV	90.4%	14	10.9%	8.4%
Los Angeles-Long Beach-Glendale, CA	94.3%	15	9.7%	7.5%
New York-Jersey City-White Plains, NY-NJ	88.4%	13	8.5%	6.6%
Boston, MA	92.2%	7	6.6%	5.1%
San Diego-Carlsbad, CA	91.7%	13	5.6%	4.4%
*Weighted by fair value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair value of the Account’s monetary investments in those markets.
**Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.
Office
Leasing in the office sector is historically driven by companies involved in the financial services sector and the professional services sector, with technology-related companies included within this classification. The sectors added 36,000 and 98,000 jobs, respectively, in the fourth quarter of 2019. Nationwide office vacancy remained level from the prior quarter, as reported by CB Richard Ellis Econometric Advisors ("CBRE-EA"), as new construction delivered during the quarter absorbed the demand driven by employment. Vacancies continue to trend lowest in cities with significant technology or research exposure (e.g., San Francisco, Seattle), but the largest vacancy declines in recent months have been present in non-primary metro areas (i.e., metropolitan areas with less than five million people). The vacancy rate for the Account declined to 11.9% in the fourth quarter of 2019, driven by lease inceptions at properties in the Boston and Denver metro areas. The above-average vacancy rate in the New York metro area is driven by two properties currently undergoing redevelopment to increase the long term value of the properties. The vacancy rate in the New York metro will remain elevated over the near term as legacy tenants fully vacate the properties and redevelopment efforts continue. The Account's overall vacancy rate for the office portfolio, excluding the two New York properties under redevelopment, was 10.6% in the fourth quarter of 2019.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2019 Q4	2019 Q3	2019 Q4	2019 Q3
Account / Nation			11.9%	13.1%	12.1%	12.1%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,477.0	4.9%	12.8%	13.0%	13.8%	13.9%
Boston, MA	1,272.4	4.3%	8.6%	11.8%	8.8%	8.6%
New York-Jersey City-White Plains, NY-NJ	1,197.5	4.0%	28.2%	27.3%	8.7%	8.6%
San Francisco-Redwood City-South San Francisco, CA	1,024.3	3.4%	1.1%	5.1%	5.2%	4.9%
Los Angeles-Long Beach-Glendale, CA	879.3	2.9%	3.4%	1.9%	11.5%	11.9%
*Source: CBRE-EA. Market vacancy is defined as the percentage of space vacant. The Account’s vacancy is defined as the square foot-weighted percentage of unleased space.
Industrial
Industrial market conditions are primarily influenced by GDP growth, international trade, and consumer spending, especially e-commerce sales. The national industrial availability rate was level from the prior quarter at 7.2%, as reported by CBRE-EA. Completions have been steady throughout 2019, but demand has largely absorbed new construction as it becomes available. The supply pipeline is expected to remain strong in 2020, which will likely cause the national vacancy rate to trend upward during the year. The sector is in favorable health overall, as the U.S. labor market shows continued strength and American business and consumer confidence remains high. U.S. protectionist trade policies remain a notable headwind for the sector. The Account's average industrial vacancy rate increased to 4.7% in the fourth quarter from 4.5% in the previous quarter, driven by scheduled lease maturities, most notably in the Dallas and Los Angeles metro areas. Elevated vacancy in the Houston metro area is expected to return to the market average in 2020 due to future lease inceptions scheduled to begin during the first and second quarters of 2020.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2019 Q4	2019 Q3	2019 Q4	2019 Q3
Account / Nation			4.7%	4.5%	7.2%	7.2%
Riverside-San Bernardino-Ontario, CA	$972.8	3.3%	0.0%	0.0%	6.2%	5.7%
Tacoma-Lakewood, WA	394.5	1.3%	2.9%	2.9%	5.3%	5.7%
Los Angeles-Long Beach-Glendale, CA	376.5	1.3%	5.1%	2.8%	4.5%	4.3%
Dallas-Plano-Irving, TX	304.5	1.0%	8.5%	5.3%	8.2%	8.4%
Houston-The Woodlands-Sugar Land, TX	272.6	0.9%	16.0%	16.8%	9.7%	9.5%
*Source: CBRE-EA. CBRE-EA considers Tacoma part of the Seattle industrial market. Market availability rates reflect the Seattle total. Market availability is the percentage of space available for rent. The Account's vacancy is the square foot-weighted percentage of unleased space.
Multi-Family
Apartment demand is generated by a combination of economic, demographic and socio-economic factors including job growth, household formations, and trends in the U.S. homeownership rate. The national apartment vacancy rate increased to 4.3% in the fourth quarter, up from a historically low 3.7% vacancy rate achieved in the third quarter, according to RealPage. Strong job growth, wage growth and delayed deliveries have helped sustain strong occupancy.
The sector continues to benefit from strong fundamentals, such as a tight labor market, wage growth, and delayed deliveries into the market. The sector is also the beneficiary of long-term U.S. housing trends, such as first-time buyers delaying home ownership and a growing preference for housing near urban areas. The vacancy rate of the Account’s apartment properties increased to 7.0% in the fourth quarter of 2019 as compared to 6.1% in the prior quarter. The increase to the vacancy rate in the fourth quarter was primarily attributed to three acquisitions during the quarter with vacancy rates slightly above the Account average. The elevated vacancy in the San Diego metro area is attributed to a student housing property where the related university modified requirements for students living off-campus, reducing the supply of students available to lease space. Vacancy is expected to stabilize at the current level over the near-term due to the change. The Account's overall vacancy among apartments has trended above the market average over the last few quarters, primarily due to renovation efforts at multiple properties across the portfolio to improve the long term value of the properties. Renovations will continue in 2020 as units become available from expiring leases, which will likely keep overall apartment vacancy higher than the market average in the near term.

			Account Units Weighted Average Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2019 Q4	2019 Q3	2019 Q4	2019 Q3
Account / Nation			7.0%	6.1%	4.3%	3.7%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$880.4	2.9%	7.1%	7.3%	4.0%	3.4%
Los Angeles-Long Beach-Glendale, CA	695.7	2.3%	7.0%	8.3%	3.7%	3.3%
New York-Jersey City-White Plains, NY-NJ	510.1	1.7%	1.8%	1.7%	2.5%	2.3%
Denver-Aurora-Lakewood, CO	422.6	1.4%	7.0%	9.0%	5.1%	4.2%
San Diego-Carlsbad, CA	317.3	1.1%	10.3%	4.0%	3.6%	3.3%
*Source: RealPage. Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units.

Retail
Retail demand in the Account's portfolio is driven by US consumers, whose willingness to spend directly correlates with retailers' need for domestic rental space. Preliminary data from the U.S. Census Bureau indicate that retail sales excluding motor vehicles and parts increased 3.8% in 2019 as compared to 2018. The holiday season was a mixed result for the retail sector, with overall sales increasing from the prior year, but with most of the increase occurring through e-commerce channels. The long-term trend of consumers turning to e-commerce is an ongoing headwind for the sector. Consumers are less likely to frequent traditional retail outlets in favor of more modern lifestyle options, which combine retail space with residential, office, and recreation options. These properties are best positioned for success in the changing retail economy. The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers. The retail portfolio is managed proactively to minimize significant exposure to financially compromised retailers. The vacancy rate for the Account's retail portfolio decreased to 6.1% in the fourth quarter from 6.8% in the third quarter, primarily due to the deployment of retail space at one of the Account's properties in California.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
	Total by Retail Type ($M)	% of Total Investments	2019 Q4	2019 Q3	2019 Q4	2019 Q3
National Retail			6.1%	6.8%	6.1%	6.1%
Lifestyle & Mall	$2,381.1	8.0%	5.3%	5.4%	5.4%	5.4%
Neighborhood, Community & Strip**	1,410.9	4.7%	7.1%	8.8%	8.6%	8.7%
Power Center**	606.3	2.0%	5.3%	2.7%	7.0%	7.0%
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
Hotel
The Account purchased its first hotel investment in December 2019. The hotel, based in the Dallas metro area, provided the Account an attractive value-add investment opportunity while simultaneously enhancing the value of the Account's existing office investment at the same location. Key metrics to track hotel performance include occupancy, the average daily rate ("ADR") and revenue per available room ("RevPAR"). For the fourth quarter ended December 31, 2019, occupancy of the property was 65.2%, and ADR and RevPAR of the property were $129.76 and $84.63, respectively. In 2020, the Account will begin a significant renovation of the property to enhance the hotel's performance and overall value.

INVESTMENTS
As of December 31, 2019, the Account had total net assets of $27.3 billion, a 5.7% increase from December 31, 2018.
As of December 31, 2019, the Account held 77.1% of its total investments in real estate and real estate joint ventures. The Account also held investments in U.S. Treasury securities representing 8.7% of total investments, loans receivable representing 5.2% of total investments, corporate bonds representing 4.2% of total investments, real estate-related equity securities representing 2.8% of total investments, real estate funds representing 1.0% of total investments, U.S. government agency notes representing 0.7% of total investments, foreign government agency notes representing 0.2% of total investments and municipal bonds representing 0.1% of total investments.
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of December 31, 2019 was $2.3 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $3.1 billion, which is netted against the underlying properties when determining the joint venture investments fair value presented on the Consolidated Schedules of Investments. Total outstanding principal on the Account’s portfolio as of December 31, 2019, inclusive of loans payable within the joint venture investments and any loans outstanding on the unsecured line of credit, was $5.7 billion, which represented a loan-to-value ratio of 17.1%.
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
The following charts reflect the diversification of the Account's real estate assets by region and property type and the Account's ten largest investments based on fair value at December 31, 2019.

Diversification by Fair Value(1)
	West	East	South	Midwest	Total
Office	13.1%	18.8%	5.3%	—%	37.2%
Apartment	10.1%	7.7%	7.4%	1.0%	26.2%
Retail	6.9%	3.9%	7.7%	0.8%	19.3%
Industrial	9.0%	1.6%	4.7%	0.5%	15.8%
Other(2)	0.5%	0.4%	0.6%	—%	1.5%
Total	39.6%	32.4%	25.7%	2.3%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interests in Storage Portfolio investments, a hotel investment and land.
Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY
Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV
Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX
Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Fashion Show	50%	Las Vegas	NV	Retail	$1,119.7	$427.0	$692.7	4.3%	3.4%
SITE Centers Corp	85%	Various	U.S.A.	Retail	986.2	159.2	827.0	3.8%	3.0%
The Florida Mall	50%	Orlando	FL	Retail	900.1	156.9	743.2	3.5%	2.7%
Simpson Housing Portfolio	80%	Various	U.S.A.	Apartments	822.5	401.3	421.2	3.2%	2.5%
1001 Pennsylvania Avenue	100%	Washington	D.C.	Office	798.4	322.8	475.6	3.1%	2.4%
Colorado Center	50%	Santa Monica	CA	Office	632.5	277.2	355.3	2.4%	1.9%
99 High Street	100%	Boston	MA	Office	543.7	286.3	257.4	2.1%	1.7%
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	506.9	—	506.9	1.9%	1.5%
Four Oaks Place	51%	Houston	TX	Office	431.9	84.9	347.0	1.7%	1.3%
Lincoln Centre	100%	Dallas	TX	Office	413.2	—	413.2	1.6%	1.3%

(1)	The Account's share of the fair value of the property investment, gross of debt.

(2)	Debt fair values are presented at the Account's ownership interest.

(3)	The Account's share of the fair value of the property investment, net of debt.

(4)	Total real estate portfolio is the aggregate fair value of the Account's wholly-owned properties and the properties held within a joint venture, gross of debt.

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

Property Investments Acquired in 2019 (millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Purchase Price (less closing costs)	Mortgage Debt
Wholly-Owned
Glen Lake	100.00%	Apartments	Atlanta	GA	$54.8	$—
1600 Broadway	100.00%	Office	Denver	CO	109.1	—
Colony Industrial Portfolio	100.00%	Industrial	Various	Various	137.0	—
Sole at Brandon	100.00%	Apartments	Riverview	FL	77.6	—
District on La Frontera	100.00%	Apartments	Austin	TX	73.8	44.0
Vista Station Office Portfolio	100.00%	Office	Draper	UT	111.2	66.0
Riverside 202 Industrial	100.00%	Industrial	Phoenix	AZ	29.6	—
Almond Avenue	100.00%	Land	Fontana	CA	8.8	—
350 Washington	100.00%	Retail	Boston	MA	134.4	—
Henley at Kingstowne	100.00%	Apartments	Alexandria	VA	102.9	71.0
101 Pacific Coast Highway	100.00%	Office	El Segundo	CA	96.4	—
Terra House	100.00%	Apartments	San Jose	CA	145.4	—
Lincoln Centre - Hilton Dallas	100.00%	Hotel	Dallas	TX	74.4	—
Creekside Alta Loma	100.00%	Apartments	Rancho Cucamonga	CA	85.3	—
Total Wholly-Owned					$1,240.7	$181.0

Property Investments Acquired in 2019 (millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Purchase Price (less closing costs)	Mortgage Debt
Joint Ventures
The Theory	97.00%	Apartments	Raleigh	NC	$63.0	$31.3
Storage Portfolio III - Mideast	90.00%	Storage	Various	Various	17.9	—
I-35 Logistics Center	95.00%	Land	Fort Worth	TX	9.6	—
101 North Tryon Street	85.00%	Office	Charlotte	NC	113.4	69.0
Campus Pointe 6	45.00%	Office	San Diego	CA	111.9	—
Campus Pointe 5	45.00%	Office	San Diego	CA	37.2	—
Storage Portfolio III - Southwest	90.00%	Storage	Various	Various	18.4	—
Cabana Beach Gainesville	97.00%	Apartments	Gainesville	FL	64.4	31.9
T-C 4th & Madison, LLC	51.00%	Office	Seattle	WA	307.5	145.5
150 Industrial Road	98.00%	Office	San Carlos	CA	98.1	—
Total Joint Ventures					$841.4	$277.7
Total					$2,082.1	$458.7

Property Investments Sold in 2019 (millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Sales Price (less selling expense)(4)	Mortgage Loan Payoff
Wholly-Owned
1858 Meca Way(1)	100.00%	Industrial	Norcross	GA	$2.9	$—
55 Second Street	100.00%	Office	San Francisco	CA	400.1	137.5
Township Apartments	100.00%	Apartment	Redwood City	CA	88.1	49.0
Fourth and Madison	100.00%	Office	Seattle	WA	602.8	285.4
425 Park Avenue	100.00%	Ground Lease	New York	NY	598.6	—
Weston Business Center - Building B(2)	100.00%	Industrial	Weston	FL	31.7	—
12910 Mulberry Drive Industrial	100.00%	Industrial	Whittier	CA	26.8	—
Total Wholly-Owned					$1,751.0	$471.9
Joint Ventures
Westside Centre(3)	85.00%	Retail	Huntsville	AL	$29.8	$—
Barrett Pavilion(3)	85.00%	Retail	Kennesaw	GA	35.2	—
Total Joint Ventures					$65.0	$—
Total					$1,816.0	$471.9

(1)	Property held within Colony Industrial Portfolio.

(2)	Building B held within Weston Business Center investment portfolio.

(3)	Property held within DDRTC Core Retail Fund, LLC.

(4)	The net sales price represents the Account's interest.

Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net Investment Income
The following table shows the results of operations for the years ended December 31, 2019 and 2018 and the dollar and percentage changes for those periods (millions).

	Years Ended December 31,		Change
	2019	2018	$	%
INVESTMENT INCOME
Real estate income, net
Rental income	$1,103.5	$1,083.2	$20.3	1.9%
Real estate property level expenses:
Operating expenses	237.5	228.6	8.9	3.9%
Real estate taxes	187.4	178.9	8.5	4.8%
Interest expense	105.7	113.9	(8.2)	(7.2)%
Total real estate property level expenses	530.6	521.4	9.2	1.8%
Real estate income, net	572.9	561.8	11.1	2.0%
Income from real estate joint ventures and funds	214.0	204.7	9.3	4.5%
Interest	173.0	120.4	52.6	43.7%
Dividends	23.2	50.8	(27.6)	(54.3)%
TOTAL INVESTMENT INCOME	983.1	937.7	45.4	4.8%
Expenses
Investment management charges	68.1	62.1	6.0	9.7%
Administrative charges	50.0	50.9	(0.9)	(1.8)%
Distribution charges	31.7	28.0	3.7	13.2%
Mortality and expense risk charges	1.3	1.3	—	—%
Liquidity guarantee charges	57.8	50.5	7.3	14.5%
TOTAL EXPENSES	208.9	192.8	16.1	8.4%
INVESTMENT INCOME, NET	$774.2	$744.9	$29.3	3.9%
The table below illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the entirety of each respective year, "same property," as compared to the comparative increases or decreases associated with the acquisition and disposition of properties throughout each respective year.

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2019	2018	$	%	2019	2018	$	%	2019	2018	$	%
Same Property	$914.3	$893.6	$20.7	2.3%	$193.5	$191.0	$2.5	1.3%	$156.2	$153.0	$3.2	2.1%
Properties Acquired	118.4	37.5	80.9	N/M	29.9	8.1	21.8	N/M	20.8	6.7	14.1	N/M
Properties Sold	70.8	152.1	(81.3)	N/M	14.1	29.5	(15.4)	N/M	10.4	19.2	(8.8)	N/M
Impact of Properties Acquired/Sold	189.2	189.6	(0.4)	N/M	44.0	37.6	6.4	N/M	31.2	25.9	5.3	N/M
Total Property Portfolio	$1,103.5	$1,083.2	$20.3	1.9%	$237.5	$228.6	$8.9	3.9%	$187.4	$178.9	$8.5	4.8%
N/M—Not meaningful

Rental Income:
Rental income increased $20.3 million, or 1.9%, driven by rising market rents, scheduled lease step-ups and declining rent concessions as compared to the previous year. The largest increases were concentrated in the office and and industrial sectors in the West and Northeast regions, most notably in cities such as Los Angeles, San Francisco, and Boston.
Operating Expenses:
Operating expenses increased $8.9 million, or 3.9%, primarily attributed to net acquisition activity coupled with rising pricing for services such as groundskeeping, security, and property maintenance. The U.S. labor market continues to support wage inflation, and the rising pricing reflects vendors' efforts to pass along such costs.
Real Estate Taxes:
Real estate taxes increased $8.5 million, or 4.8%, primarily attributed to net acquisition activity as well as rising property tax assessments across the Account's portfolio, most notably within the office and industrial sectors.
Interest Expense:
Interest expense decreased $8.2 million, or 7.2%, primarily due to lower average outstanding principal balances on outstanding loans.
Income from Real Estate Joint Ventures and Funds:
Income from real estate joint ventures and funds increased $9.3 million, or 4.5%, attributed primarily to a larger portfolio of joint venture and real estate fund investments. The increase is also attributed to the impact of rising market rents, most notably among the Account's joint venture office investments.
Interest and Dividend Income:
Interest income increased $52.6 million, primarily attributed due to an larger loan receivable portfolio in 2019 as compared to the prior year. Additional contributing factors include higher average short-term interest rates in 2019 as compared to 2018, and the acquisition of investment-grade corporate bonds midway through 2019. Investment grade corporate bonds provide moderately higher yields than short-term U.S. government securities. Dividend income decreased $27.6 million due to a smaller REIT portfolio in 2019 as compared to 2018.
Expenses:
Investment management, administrative and distribution charges are costs charged to the Account associated with managing the Account. Investment advisory charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. The expenses increased $8.8 million, or 6.2% from the prior year, consistent with the overall growth of the Account's net assets.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. These expenses increased $7.3 million or 14.1% as a result of the increase in the net assets of the Account pared with a four basis point increase to the expense charge for the liquidity guarantee effective August 1, 2019.

Net Realized and Unrealized Gains and Losses on Investments and Loans Payable
The following table shows the net realized and unrealized gains (losses) on investments and loans payable for the years ended December 31, 2019 and 2018 and the dollar and percentage changes for those periods (millions).

	Years Ended December 31,		Change
	2019	2018	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$583.1	$242.7	$340.4	N/M
Real estate joint ventures and funds	(114.4)	75.9	(190.3)	N/M
Marketable securities	301.1	12.8	288.3	N/M
Loans payable	—	(0.4)	0.4	N/M
Total realized gain on investments:	769.8	331.0	438.8	N/M
Net change in unrealized appreciation (depreciation) on:
Real estate properties	(56.8)	73.1	(129.9)	N/M
Real estate joint ventures and funds	50.3	55.5	(5.2)	(9.4)%
Marketable securities	0.7	(103.0)	103.7	N/M
Loans receivable	(3.8)	0.3	(4.1)	N/M
Loans receivable with related parties	(0.3)	—	(0.3)	N/M
Loans payable	(107.1)	79.8	(186.9)	N/M
Net change in unrealized (depreciation) appreciation on investments and loans payable	(117.0)	105.7	(222.7)	N/M
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND LOANS PAYABLE	$652.8	$436.7	$216.1	49.5%
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $526.3 million during 2019, compared to $315.8 million during 2018. Gains were driven most notably by the Account's ground lease investment in New York City, which was sold in 2019. Appreciation within the portfolio was strongest among the industrial and office investments in the West and Northeast regions of the country, due to rising market rents driven by strong tenant demand.
Real Estate Joint Ventures and Funds:
Real estate joint ventures and funds incurred net realized and unrealized losses of $64.1 million in 2019, compared to $131.4 million in net gains during 2018. Net losses were driven by the joint venture retail portfolio; retail rents have flattened across many markets, and competition among lessors has driven up rental concessions. Appreciation among the Account's joint venture office investments were a notable offsetting factor during the year, driven by rising market rents.
Marketable Securities:
The Account’s marketable securities positions experienced net realized and unrealized gains of $301.8 million for the year ended December 31, 2019, compared to net realized and unrealized losses of $90.2 million for 2018. The performance of the Account’s REIT portfolio was generally in line with the FTSE NAREIT All Equity REITs Index during the year. U.S. Treasuries, government agency notes and investment-grade corporate bonds had a nominal impact in both periods due to the short and intermediate-term nature of these investments, respectively.

Loans Receivable, including those with related parties:
Loans receivable, including loans receivable with related parties, experienced an unrealized loss of $4.1 million during the 2019 compared to a $0.3 million gain in 2018. The changes in both periods were minimal as there were no significant changes in the credit quality of the underlying collateral of the debt investments in either period.
Loans Payable:
Loans payable experienced unrealized losses of $107.1 million during 2019 compared to net realized and unrealized gains of $79.4 million during 2018. The changes in both periods were consistent with the directional movement of U.S. Treasury rates.
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
Liquidity and Capital Resources
As of December 31, 2019 and 2018, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $4.2 billion and $4.1 billion, respectively (15.2% and 15.8% of the Account’s net assets at such dates, respectively).
Liquidity Guarantee
In accordance with the liquidity guarantee obligation, TIAA guarantees that all participants in the Account may redeem their accumulation units at their accumulation unit value next determined after their transfer or cash withdrawal request is received in good order. The Account pays TIAA a fee for the risks associated with providing the liquidity guarantee through a daily deduction from the Account’s net assets.
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

In establishing the appropriate trigger point, including whether or not to require certain actions once the trigger point has been reached, the independent fiduciary will assess, among other things and to the extent consistent with PTE 96-76 with respect to the liquidity guarantee and the independent fiduciary’s duties under ERISA, the risk that a conflict of interest could arise due to the level of TIAA’s ownership interest in the Account.
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

Net Income and Marketable Securities
Net investment income continues to be an additional source of liquidity for the Account. Net investment income was $774.2 million for the year ended December 31, 2019 as compared to $744.9 million in the prior year. Total net investment income increased as described more fully in the Results of Operations section.
As of December 31, 2019, cash and cash equivalents, along with real estate-related and non-real estate-related marketable securities comprised 18.3% of the Account’s net assets. The Account’s real estate-related marketable securities primarily consist of publicly traded REITs. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and participant redemption requests (i.e., participant withdrawals or benefit payments).
Leverage
As of December 31, 2019, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments and any loans outstanding on the Account's line of credit) to total gross asset value (i.e., a “loan-to-value ratio”) was 17.1%. The Account intends to maintain its loan-to-value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s net equity interest in joint ventures), with no reduction associated with any indebtedness on such assets.
As of December 31, 2019, principal and interest payments due in the next twelve months for mortgages on properties held directly by the Account are $170.9 million and $88.0 million, respectively. The Account currently has sufficient liquidity in the form of cash and cash equivalents and short term securities to meet its current mortgage obligations.
The Account has a $500.0 million unsecured revolving credit agreement to facilitate short-term cash needs. As of December 31, 2019, the Account had an outstanding borrowing of $250.0 million on the line of credit.
In times of high net inflow activity, in particular during times of high net participant transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan-to-value ratio.
Recent Transactions
The following describes property and property-related transactions by the Account during the fourth quarter of 2019. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease.
Real Estate Properties and Joint Ventures
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price (1)
350 Washington	10/11/2019	100.00%	Retail	Boston, MA	$134.4
Henley at Kingstowne	11/01/2019	100.00%	Apartments	Alexandria, VA	102.9
101 Pacific Coast Highway	11/15/2019	100.00%	Office	El Segundo, CA	96.4
Terra House	11/15/2019	100.00%	Apartments	San Jose, CA	145.4
Lincoln Centre - Hilton Dallas	12/05/2019	100.00%	Hotel	Dallas, TX	74.4
150 Industrial Road	12/06/2019	98.00%	Office	San Carlos, CA	98.1
Creekside Alta Loma	12/19/2019	100.00%	Apartments	Rancho Cucamonga, CA	85.3

(1)	The net purchase price represents the purchase price and closing costs.

Sales

Property Name	Sales Date	Ownership Percentage	Sector	Location	Net Sales Price (1)	Realized Gain(Loss) on Sale(2)
425 Park Avenue	11/25/2019	100.00%	Ground Lease	New York, NY	$598.6	$280.7
Weston Business Center - Building B(3)	12/10/2019	100.00%	Industrial	Weston, FL	31.7	(1.5)
12910 Mulberry Drive Industrial	12/20/2019	100.00%	Industrial	Whittier, CA	26.8	4.4
Barrett Pavilion(4)	12/20/2019	85.00%	Retail	Kennesaw, GA	35.2	(62.0)

(1)	The net sales price represents the sales price, less selling expenses.

(2)	Majority of the realized gain has been previously recognized as unrealized gains in the Account's Consolidated Statements of Operations.

(3)	Building B held within Weston Business Center investment portfolio.

(4)	Property held within DDRTC Core Retail Fund, LLC.
Real Estate Funds

Fund Name	Date of Initial Capital Contribution	Amount of Initial Capital Contribution	Total Commitment
Grubb Southeast Real Estate Fund VI, LLC	12/20/2019	$13.7	$100.0
IDR - Core Property Index Fund, LLC	12/24/2019	25.0	25.0
Townsend Strategic Ventures LP(1)	—	—	250.0

(1)	No capital contributions have been made to the fund to date. The funds legal formation was effective 12/31/2019.
Loans Receivable
Originations and purchases

Investment Name	Financing Date	Interest Rate	Sector	Maturity Date	Location	Amount
Liberty Park	10/24/2019	2.30% + LIBOR	Office	11/09/2021	Herndon, VA	$65.5
Colony New England Hotel Portfolio	11/08/2019	2.80% + LIBOR	Hotel	11/09/2022	Boston, MA	135.3
Exo Apartments	12/10/2019	2.30% + LIBOR	Apartments	01/09/2023	Reston, VA	135.5

(1)	Amount represents the Account's principal balance of the loan receivable position.
Sales

Investment Name	Sales Date	Interest Rate	Sector	Maturity Date	Location	Amount
Liberty Park(1)	12/27/2019	3.410%	Office	11/9/2021	Herndon, VA	49.1

(1)
On December 27, 2019, the Account sold its $49.1 million position in the senior mezzanine note. Concurrent with the sale of the senior mezzanine position, the interest rate on the remaining junior mezzanine position of $16.4 million was modified to 6.080%.

Financings
New financings and assumptions of debt

Collateral	Financing Date	Ownership Percentage	Interest Rate	Sector	Maturity Date	Location	Financing Amount
Henley at Kingstowne	11/01/2019	100.00%	3.60%	Apartments	05/01/2025	Alexandria, VA	71.0
Payoffs and assignments of debt

Collateral	Payoff Date	Ownership Percentage	Interest Rate	Sector	Maturity Date	Location	Payoff Amount
DDRTC Holdings Pool 1 LLC	10/29/2019	85.00%	2.00% + LIBOR	Retail	11/30/2019	Various, U.S.A.	96.6

Contractual Obligations(1)
The following table sets forth a summary regarding the Account’s known contractual obligations, including required interest payments for those items that are interest bearing, as of December 31, 2019 (millions):

	Amounts Due During Years Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Loans Payable:
Principal Payments	$170.9	$19.7	$455.5	$418.2	$165.4	$1,108.3	$2,338.0
Interest Payments(2)	88.0	81.9	72.7	56.3	41.2	90.2	430.3
Total Loans Payable	$258.9	$101.6	$528.2	$474.5	$206.6	$1,198.5	$2,768.3
Ground Leases(3)	1.2	1.2	1.2	1.2	1.3	375.9	382.0
Other Commitments(4)	586.8	—	—	—	—	—	586.8
Tenant improvements(5)	52.1	—	—	—	—	—	52.1
Total Contractual Obligations	$899.0	$102.8	$529.4	$475.7	$207.9	$1,574.4	$3,789.2

(1)	The contractual obligations do not include payments on debt held in joint ventures, which are the obligation of the individual joint venture entities.

(2)	These amounts represent interest payments due on loans payable based on the stated rates at December 31, 2019.

(3)	These amounts represent future minimum annual payments related to ground leases at December 31, 2019.

(4)	This includes the Account’s commitment to purchase interest in its real estate funds, which could be called by the partner at any time.

(5)	This amount represents tenant improvements and leasing inducements committed by the Account as of December 31, 2019.
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
Determination of Investments at Fair Value: The Account reports all investments at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. Further in accordance with the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at the election of Account management, loans payable are reported at fair value. The FASB has defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.
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
Valuation of Real Estate Funds—Real estate fund interests are stated at the fair value of the Account’s ownership in the fund. Management uses net asset value information provided by limited partners as a practical expedient to estimate fair value. The Account receives estimates from limited partners on a quarterly basis, and audited information is provided annually. Upon receipt of the information, management reviews and concludes on whether the net asset values provided are an appropriate representation of the fair value of the Account's interests in the real estate funds and makes valuation adjustments as necessary. Valuation of real estate funds proceeds under the direction of the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole.
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
Valuation of Loans Payable (i.e. the Account as a debtor)—Mortgage or other loans payable, including the Account's line of credit, are stated at fair value. The estimated fair value of loans payable is generally based on the amount at which the liability could be transferred in a current transaction, exclusive of transaction costs. Fair values are estimated based on market factors, such as market interest rates and spreads on comparable loans, the liquidity for loans of similar characteristics, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the maturity date of the loan, the return demands of the market, and the credit quality of the Account. Different assumptions or changes in future market conditions could significantly affect estimated fair values. At times, the Account may assume debt in connection with the purchase of real estate (including under the Account's line of credit or additional credit facilities).

Foreign currency transactions and translation: Portfolio investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the end of the period. Purchases and sales of securities, income receipts and expense payments made in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the respective dates of the transactions. The effect of any changes in foreign currency exchange rates on portfolio investments and loans payable are included in net realized and unrealized gains and losses on real estate properties and loans payable. Net realized gains and losses on foreign currency transactions include disposition of foreign currencies, and currency gains and losses between the accrual and receipt dates of portfolio investment income and between the trade and settlement dates of portfolio investment transactions.
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
Real Estate Joint Ventures—The Account has ownership interests in various real estate joint ventures (collectively, the “joint ventures”). The Account records its contributions as increases to its investments in the joint ventures, and distributions from the joint ventures are treated as income within income from real estate joint ventures and funds in the Account’s Consolidated Statements of Operations. Distributions that are identified as returns of capital are recorded as a reduction to the cost basis of the investment, whereas distributions identified as capital gains or losses are recorded as realized gains or losses. Income distributions from the joint ventures are recorded based on the Account’s proportional interest of the income distributed by the joint ventures. Income and losses incurred but not yet distributed or realized from the Account by the joint ventures are recorded as unrealized gains and losses.
Real Estate Funds—The Account has limited ownership interests in various private real estate funds. The Account records its contributions as increases to the investments, and distributions from the investments are treated as income within income from real estate joint ventures and funds in the Account’s Consolidated Statements of Operations. Distributions that are identified as returns of capital are recorded as a reduction to the cost basis of the investment, whereas distributions identified as capital gains or losses are recorded as realized gains or losses. Unrealized gains and losses are recorded based upon the changes in the net asset values of the real estate funds as determined from the financial statements of the real estate funds when received by the Account. Prior to the receipt of the financial statements from the real estate funds, the Account estimates the value of its interest using information provided by the limited partners. Changes in value based on such estimates are recorded by the Account as unrealized gains and losses.
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
Realized and Unrealized Gains and Losses—Realized gains and losses are recorded at the time an investment is sold or a distribution is received in relation to an investment sale from a joint venture or fund. Real estate and loan receivable transactions are accounted for as of the date on which the purchase or sale transactions close (settlement date). The Account recognizes a realized gain on the sale of an investment to the extent that the contract sales price exceeds the cost-to-date of the investment being sold. A realized loss occurs when the cost-to-date exceeds the sales price. Realized gains and losses from partial sales of non-financial assets are recognized in accordance with ASC 610-20 - Gains and Losses from the Derecognition of Nonfinancial Assets. Realized gains and losses from the sale of financial assets are recognized in accordance with ASC 860 - Transfers and Servicing. Unrealized gains and losses are recorded as the fair values of the Account’s investments are adjusted, and as discussed within the Real Estate Joint Ventures, Real Estate Funds and Loans Receivable sections above.
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
Variable Interest Entities: Variable interests are financial relationships which expose a reporting entity to the risks and rewards of variability in the entity's assets and operations. When variable interests exist, they are subject to evaluation under the variable interest entity ("VIE") model if any one of the following four characteristics are present: a) the entity is insufficiently capitalized; b) the equity holders do not have power to control the activities that most significantly impact the entity's financial performance; c) the voting rights of the equity holders are not proportionate to their economic interests; or d) the equity holders are not exposed to the residual losses or benefits that would normally be associated with equity interests.
ASC 810 - Consolidation prohibits a reporting entity that qualifies as an investment company under ASC 946 - Financial Services - Investment Companies from consolidating an investee that is not an investment company. This scope exception does not apply to situations in which an investment company has an interest in another investment company. Accordingly, the Account's investments in other investment companies (e.g., real estate funds) are subject to evaluation under the VIE model.
The Account consolidates a VIE if it concludes that the Account is the primary beneficiary of the VIE. The primary beneficiary has both: a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance; and b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The following activities have been identified by the Account as having the most significant impact on a VIE's economic performance:

•	control over the ability to acquire and dispose of investments held by the entity;

•	the ability to kick out a managing entity without cause, either unilaterally or with a group of equity investors;

•	the ability to modify the power of the managing entity without its consent; and

•	control over the day-to-day decision making of the underlying investments
An equity investor in a VIE may not actively be involved in the significant activities (i.e., it may cede day-to-day decision making to a third party), but if the equity investor has approval rights or some other mechanism to retain ultimate control, the equity investor with these rights would be concluded as having power over the activity.
On a quarterly basis, the Account evaluates all involvements with VIEs, including any changes to governing powers of continuing VIEs. The consolidation status of VIEs may change as a result of such continued evaluation. At the reporting date, the Account was not deemed to be the primary beneficiary of any VIEs. Refer to Note 7—Investments in Real Estate Funds for additional detail.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Account’s real estate holdings, including real estate joint ventures, funds and loans receivable, which, as of December 31, 2019, represented 83.3% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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
As of December 31, 2019, 16.7% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., government agency notes) and REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in Critical Accounting Policies section above and in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.
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
The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the accompanying consolidated financial statements for the years ended December 31, 2019, 2018 and 2017. The report of the independent registered public accounting firm expresses an independent opinion on the fairness of presentation of the Account’s consolidated financial statements.
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

March 12, 2020	/s/ Carol W. Deckbar
Executive Vice President, Chief Product Officer of TIAA Financial Solutions, Teachers Insurance and Annuity Association of America
(Principal Executive Officer)

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
Lisa W. Hess, Audit Committee Member
Maureen O’Hara, Audit Committee Member
Donald K. Peterson, Audit Committee Member
Dorothy K. Robinson, Audit Committee Member

March 12, 2020

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	December 31,
	2019			2018
ASSETS
Investments, at fair value:
Real estate properties (cost: $13,048.5 and $12,687.8)	$15,835.0			$15,531.1
Real estate joint ventures and funds (cost: $6,244.4 and $5,207.8)	7,516.0			6,532.5
Marketable securities:
Real estate related (cost: $686.0 and $1,274.7)	825.7	(1)		1,415.1	(1)
Other (cost: $4,144.7 and $4,088.9)	4,150.2			4,088.7
Loans receivable (cost: $1,504.5 and $910.6)	1,503.1			913.0
Loans receivable with related parties (cost: $69.3 and $0.0)	69.0			—
Total investments (cost: $25,697.4 and $24,169.8)	29,899.0			28,480.4
Cash and cash equivalents	15.1			3.8
Due from investment manager	5.5			2.2
Other	290.3	(2)		331.8	(2)
TOTAL ASSETS	30,209.9			28,818.2
LIABILITIES
Loans payable, at fair value
(principal outstanding: $2,338.0 and $2,688.1)	2,365.0			2,608.0
Line of credit, at fair value	250.0		0	—
Accrued real estate property expenses	225.9			222.4
Payable for collateral for securities loaned	25.7			68.8
Other	35.4			76.4
TOTAL LIABILITIES	2,902.0			2,975.6
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	26,759.1			25,320.1
Annuity Fund	548.8			522.5
TOTAL NET ASSETS	$27,307.9			$25,842.6
NUMBER OF ACCUMULATION UNITS OUTSTANDING	60.8			60.7
NET ASSET VALUE, PER ACCUMULATION UNIT	$440.422			$417.416
(1) Includes securities loaned of $25.2 million at December 31, 2019 and $67.4 million at December 31, 2018.
(2) Includes cash collateral for securities loaned of $25.7 million at December 31, 2019 and $68.8 million at December 31, 2018.

See notes to the audited consolidated financial statements

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions)

	Years Ended December 31,
	2019	2018	2017
INVESTMENT INCOME
Real estate income, net
Rental income	$1,103.5	$1,083.2	$1,059.6
Real estate property level expenses and taxes:
Operating expenses	237.5	228.6	221.2
Real estate taxes	187.4	178.9	166.7
Interest expense	105.7	113.9	89.7
Total real estate property level expenses and taxes	530.6	521.4	477.6
Real estate income, net	572.9	561.8	582.0
Income from real estate joint ventures and funds	214.0	204.7	214.1
Interest	173.0	120.4	54.1
Dividends	23.2	50.8	26.3
TOTAL INVESTMENT INCOME	983.1	937.7	876.5
Expenses
Investment management charges	68.1	62.1	72.0
Administrative charges	50.0	50.9	59.3
Distribution charges	31.7	28.0	25.7
Mortality and expense risk charges	1.3	1.3	1.2
Liquidity guarantee charges	57.8	50.5	47.0
TOTAL EXPENSES	208.9	192.8	205.2
INVESTMENT INCOME, NET	774.2	744.9	671.3
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE
Net realized gain (loss) on investments
Real estate properties	583.1	242.7	42.0
Real estate joint ventures and funds	(114.4)	75.9	(21.9)
Marketable securities	301.1	12.8	17.6
Loans payable	—	(0.4)	—
Net realized gain on investments	769.8	331.0	37.7
Net change in unrealized appreciation (depreciation) on
Real estate properties	(56.8)	73.1	135.5
Real estate joint ventures and funds	50.3	55.5	146.8
Marketable securities	0.7	(103.0)	50.0
Loans receivable	(3.8)	0.3	1.2
Loans receivable with related parties	(0.3)	—	—
Loans payable	(107.1)	79.8	15.9
Net change in unrealized (depreciation) appreciation on investments and loans payable	(117.0)	105.7	349.4
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND LOANS PAYABLE	652.8	436.7	387.1
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,427.0	$1,181.6	$1,058.4

See notes to the audited consolidated financial statements

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(millions)

	Years Ended December 31,
	2019	2018	2017
FROM OPERATIONS
Investment income, net	$774.2	$744.9	$671.3
Net realized gain on investments	769.8	331.0	37.7
Net change in unrealized (depreciation) appreciation on investments and loans payable	(117.0)	105.7	349.4
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	1,427.0	1,181.6	1,058.4
FROM PARTICIPANT TRANSACTIONS
Premiums	2,655.9	2,637.4	2,561.7
Annuity payments	(47.3)	(45.0)	(43.4)
Withdrawals and death benefits	(2,570.3)	(2,874.0)	(2,938.8)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	38.3	(281.6)	(420.5)
NET INCREASE IN NET ASSETS	1,465.3	900.0	637.9
NET ASSETS
Beginning of period	25,842.6	24,942.6	24,304.7
End of period	$27,307.9	$25,842.6	$24,942.6
See notes to the audited consolidated financial statements

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,427.0	$1,181.6	$1,058.4
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain on investments	(769.8)	(331.0)	(37.7)
Net change in unrealized depreciation (appreciation) on investments and loans payable	117.0	(105.7)	(349.4)
Purchase of real estate properties	(1,059.7)	(786.3)	(538.2)
Capital improvements on real estate properties	(304.4)	(228.6)	(130.1)
Proceeds from sale of real estate properties	1,285.4	1,462.7	525.5
Purchases of long term investments	(1,373.4)	(1,422.2)	(592.0)
Proceeds from long term investments	1,210.5	756.4	385.3
Purchases and originations of loans receivable	(695.5)	(939.2)	(1.9)
Purchases and originations of loans receivable with related parties	(69.3)	—	—
Proceeds from sales of loans receivable	50.8	257.3	—
Proceeds from payoffs of loans receivable	50.8	68.0	—
(Increase) Decrease in other investments	(54.9)	(200.8)	165.9
Change in due from investment manager	(3.3)	(1.2)	4.9
Decrease (Increase) in other assets	23.3	(59.7)	58.2
(Decrease) Increase in other liabilities	(70.4)	63.0	(72.6)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(235.9)	(285.7)	476.3
CASH FLOWS FROM FINANCING ACTIVITIES
Line of credit proceeds received	250.0	—	—
Mortgage loan proceeds received	47.5	712.8	—
Payments of mortgage loans	(106.8)	(152.2)	(50.6)
Premiums	2,655.9	2,637.4	2,561.7
Annuity payments	(47.3)	(45.0)	(43.4)
Withdrawals and death benefits	(2,570.3)	(2,874.0)	(2,938.8)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	229.0	279.0	(471.1)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6.9)	(6.7)	5.2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period cash, cash equivalents and restricted cash	47.3	54.0	48.8
Net (decrease) increase in cash, cash equivalents and restricted cash	(6.9)	(6.7)	5.2
End of period cash, cash equivalents and restricted cash	$40.4	$47.3	$54.0
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$107.8	$108.7	$89.9
Debt assumed as part of a real estate acquisition	$181.0	$105.1	$17.7
Loan assignment as part of a real estate disposition	$471.8	$216.5	$45.0
Stock consideration received from the merger of marketable securities	$—	$6.1	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (millions):

	As of December 31,
	2019	2018	2017
Cash and cash equivalents	$15.1	$3.8	$11.7
Restricted cash(1)	25.3	43.5	42.3
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$40.4	$47.3	$54.0
(1) Restricted cash is included within other assets on the Account's Consolidated Statements of Assets and Liabilities.
See notes to the audited consolidated financial statements

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
The investment objective of the Account is to seek favorable long-term returns primarily through rental income and appreciation of a diversified portfolio of directly held, private real estate investments and real estate-related investments while offering investors guaranteed, daily liquidity. The Account holds real estate properties directly and through subsidiaries wholly-owned by TIAA for the sole benefit of the Account. The Account also holds limited interests in real estate joint ventures and funds, as well as investments in loans receivable with commercial real estate properties as underlying collateral. Additionally, the Account invests in real estate-related and non-real estate-related publicly traded securities, cash and other instruments to maintain adequate liquidity levels for operating expenses, capital expenditures and to fund benefit payments (withdrawals, transfers and related transactions).
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

Also, the independent fiduciary can require additional appraisals if factors or events have occurred that could materially change a property’s value (including those identified above) and such change is not reflected in the quarterly valuation review, or otherwise to ensure that the Account is valued appropriately. The independent fiduciary must also approve any valuation change of real estate-related assets where a property’s value changed by more than 6% from the most recent independent annual appraisal, or if the value of the Account would change by more than 4% within any calendar quarter or more than 2% since the prior calendar month. When a real estate property is subject to a mortgage, the property is valued independently of the mortgage and the property and mortgage fair values are reported separately (see Valuation of Loans Payable). The independent fiduciary reviews and approves all mortgage valuation adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each real estate property and loan payable to calculate the Account’s daily net asset value until the next valuation review or appraisal.
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
Valuation of Real Estate Funds—Real estate fund interests are stated at the fair value of the Account’s ownership in the fund. Management uses net asset value information provided by limited partners as a practical expedient to estimate fair value. The Account receives estimates from limited partners on a quarterly basis, and audited information is provided annually. Upon receipt of the information, management reviews and concludes on whether the net asset values provided are an appropriate representation of the fair value of the Account's interests in the real estate funds and makes valuation adjustments as necessary. Valuation of real estate funds proceeds under the direction of the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole.
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
Valuation of Loans Payable (i.e. the Account as a debtor)—Mortgage or other loans payable, including the Accounts line of credit, are stated at fair value. The estimated fair value of loans payable is generally based on the amount at which the liability could be transferred in a current transaction, exclusive of transaction costs. Fair values are estimated based on market factors, such as market interest rates and spreads on comparable loans, the liquidity for loans of similar characteristics, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the maturity date of the loan, the return demands of the market, and the credit quality of the Account. Different assumptions or changes in future market conditions could significantly affect estimated fair values. At times, the Account may assume debt in connection with the purchase of real estate (including under the Account's line of credit or additional credit facilities). The independent fiduciary reviews and approves all valuation adjustments before such adjustments are recorded by the Account.
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
Real Estate Funds—The Account has limited ownership interests in various private real estate funds. The Account records its contributions as increases to the investments, and distributions from the investments are treated as income within income from real estate joint ventures and funds in the Account’s Consolidated Statements of Operations. Distributions that are identified as returns of capital are recorded as a reduction to the cost basis of the investment, whereas distributions identified as capital gains or losses are recorded as realized gains or losses. Unrealized gains and losses are recorded based upon the changes in the net asset values of the real estate funds as determined from the financial statements of the real estate funds when received by the Account. Prior to the receipt of the financial statements from the real estate funds, the Account estimates the value of its interest using information provided by the limited partners. Changes in value based on such estimates are recorded by the Account as unrealized gains and losses.
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
Realized and Unrealized Gains and Losses—Realized gains and losses are recorded at the time an investment is sold or a distribution is received in relation to an investment sale from a joint venture or fund. Real estate and loan receivable transactions are accounted for as of the date on which the purchase or sale transactions close (settlement date). The Account recognizes a realized gain on the sale of an investment to the extent that the contract sales price exceeds the cost-to-date of the investment being sold. A realized loss occurs when the cost-to-date exceeds the sales price. Realized gains and losses from partial sales of non-financial assets are recognized in accordance with ASC 610-20 - Gains and Losses from the Derecognition of Nonfinancial Assets. Realized gains and losses from the sale of financial assets are recognized in accordance with ASC 860 - Transfers and Servicing. Unrealized gains and losses are recorded as the fair values of the Account’s investments are adjusted, and as discussed within the Real Estate Joint Ventures, Real Estate Funds and Loans Receivable sections above.
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

Variable Interest Entities: Variable interests are financial relationships which expose a reporting entity to the risks and rewards of variability in the entity's assets and operations. When variable interests exist, they are subject to evaluation under the variable interest entity ("VIE") model if any one of the following four characteristics are present: a) the entity is insufficiently capitalized; b) the equity holders do not have power to control the activities that most significantly impact the entity's financial performance; c) the voting rights of the equity holders are not proportionate to their economic interests; or d) the equity holders are not exposed to the residual losses or benefits that would normally be associated with equity interests.
ASC 810 - Consolidation prohibits a reporting entity that qualifies as an investment company under ASC 946 - Financial Services - Investment Companies from consolidating an investee that is not an investment company. This scope exception does not apply to situations in which an investment company has an interest in another investment company. Accordingly, the Account's investments in other investment companies (e.g., real estate funds) are subject to evaluation under the VIE model.
The Account consolidates a VIE if it concludes that the Account is the primary beneficiary of the VIE. The primary beneficiary has both: a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance; and b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The following activities have been identified by the Account as having the most significant impact on a VIE's economic performance:

•	control over the ability to acquire and dispose of investments held by the entity;

•	the ability to kick out a managing entity without cause, either unilaterally or with a group of equity investors;

•	the ability to modify the power of the managing entity without its consent; and

•	control over the day-to-day decision making of the underlying investments
An equity investor in a VIE may not actively be involved in the significant activities (i.e., it may cede day-to-day decision making to a third party), but if the equity investor has approval rights or some other mechanism to retain ultimate control, the equity investor with these rights would be concluded as having power over the activity.
On a quarterly basis, the Account evaluates all involvements with VIEs, including any changes to governing powers of continuing VIEs. The consolidation status of VIEs may change as a result of such continued evaluation. At the reporting date, the Account was not deemed to be the primary beneficiary of any VIEs. Refer to Note 7—Investments in Real Estate Funds for additional detail.
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
Adopted Accounting Pronouncements: In February 2016, the FASB issued Accounting Standards Update 2016-02 Leases (Topic 842) (“ASU 2016-02”) which supersedes Topic 840, Leases. ASU 2016-02 applies to all entities that enter into leases. Lessees are required to report assets and liabilities that arise from leases. Lessor accounting has largely remained unchanged; however, certain refinements were made to conform with revenue recognition guidance in the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. ASU 2016-02 contains certain practical expedients, which the Account has elected. The Account's exposure to ASU 2016-02 is primarily as a lessor. The Account's exposure to ASU 2016-02 from the perspective of a lessee is limited to ground leases. The Account adopted ASU 2016-02 as of January 1, 2019. New disclosures required by ASC 2016-02 are included in the Notes to the Consolidated Financial Statements, refer to Note 4—Leases.
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
In August 2018, FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements ("ASU 2018-13"). ASU 2018-13 modifies the disclosures required for fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019. The Account adopted ASU 2018-13 as of January 1, 2019 and concluded that the adoption did not have a material impact on the Notes to the Financial Statements.

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
The Account has loans receivable outstanding with related parties as of December 31, 2019. The loans are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies. The following table presents the key terms of the loans as of the reporting date:

		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
Principal						December 31, 2019	December 31, 2018
2019	2018
36.5	—	MRA Hub 34 Holding, LLC	95.00%	2.50% + LIBOR	9/1/2022	$36.5	$—
32.8	—	THP Student Housing, LLC	97.00%	3.200%	9/1/2024	32.5	—
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						$69.0	$—
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
As of December 31, 2019, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 3% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry. There are no significant lease expirations scheduled to occur over the next twelve months.
The Account’s wholly-owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of December 31, 2019:

Diversification by Fair Value(1)
	West	East	South	Midwest	Total
Office	13.1%	18.8%	5.3%	—%	37.2%
Apartment	10.1%	7.7%	7.4%	1.0%	26.2%
Retail	6.9%	3.9%	7.7%	0.8%	19.3%
Industrial	9.0%	1.6%	4.7%	0.5%	15.8%
Other(2)	0.5%	0.4%	0.6%	—%	1.5%
Total	39.6%	32.4%	25.7%	2.3%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interests in Storage Portfolio investments, a hotel investment and land.
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
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2049. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, are as follows (millions):

For the Years Ending December 31,
2020	$550.4
2021	505.0
2022	442.1
2023	381.2
2024	316.6
Thereafter	1,078.4
Total	$3,273.7
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
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (millions):

As of December 31, 2019
Assets:
Right-of-use assets, at fair value	$25.7
Liabilities:
Ground lease liabilities, at fair value	$25.7

Key Terms
Weighted-average remaining lease term (years)	84.4
Weighted-average discount rate(1)	6.15%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.

For the year ended December 31, 2019, operating lease costs related to ground leases were $1.3 million . These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (millions):

For the Years Ending December 31,
2020	$1.2
2021	1.2
2022	1.2
2023	1.2
2024	1.3
Thereafter	375.9
Total	$382.0
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

An investment’s categorization within the valuation hierarchy described above is based upon the lowest level of input that is significant to the fair value measurement. Real estate fund investments are excluded from the valuation hierarchy, as these investments are fair valued using their net asset value as a practical expedient since market quotations or values from independent pricing services are not readily available. See Note 1 - Organization and Significant Accounting Policies for further discussion regarding the use of a practical expedient for the valuation of real estate funds.
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

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); significant unobservable inputs (Level 3); and Practical Expedient (millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2019
Real estate properties	$—	$—	$15,835.0	$—	$15,835.0
Real estate joint ventures	—	—	7,204.2	—	7,204.2
Real estate funds	—	—	—	311.8	311.8
Marketable securities:
Real estate-related	825.7	—	—	—	825.7
Government agency notes	—	259.6	—	—	259.6
United States Treasury securities	—	2,589.1	—	—	2,589.1
Corporate bonds	—	1,268.3	—	—	1,268.3
Municipal bonds	—	33.2	—	—	33.2
Loans receivable(1)	—	—	1,572.1	—	1,572.1
Total Investments at December 31, 2019	$825.7	$4,150.2	$24,611.3	$311.8	$29,899.0
Loans payable	$—	$—	$(2,365.0)	$—	$(2,365.0)
Line of credit	$—	$—	$(250.0)	$—	$(250.0)
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2018
Real estate properties	$—	$—	$15,531.1	$—	$15,531.1
Real estate joint ventures	—	—	6,356.6	—	6,356.6
Real estate funds	—	—	—	175.9	175.9
Marketable securities:
Real estate-related	1,415.1	—	—	—	1,415.1
Government agency notes	—	2,050.7	—	—	2,050.7
United States Treasury securities	—	2,038.0	—	—	2,038.0
Loans receivable	—	—	913.0	—	913.0
Total Investments at December 31, 2018	$1,415.1	$4,088.7	$22,800.7	$175.9	$28,480.4
Loans payable	$—	$—	$(2,608.0)	$—	$(2,608.0)

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2019 and 2018 (millions):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the year ended December 31, 2019
Beginning balance January 1, 2019	$15,531.1	$6,356.6	$913.0	$22,800.7	$(2,608.0)	$—
Total realized and unrealized gains(losses) included in changes in net assets	526.3	(100.3)	(4.1)	421.9	(107.1)	—
Purchases(1)	1,534.9	953.0	764.8	3,252.7	(228.5)	(250.0)
Sales	(1,757.3)	—	—	(1,757.3)	—	—
Settlements(2)	—	(5.1)	(101.6)	(106.7)	578.6	—
Ending balance December 31, 2019	$15,835.0	$7,204.2	$1,572.1	$24,611.3	$(2,365.0)	$(250.0)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Loans Payable
For the year ended December 31, 2018
Beginning balance January 1, 2018	$15,742.7	$5,860.6	$298.8	$21,902.1	$(2,238.3)
Total realized and unrealized gains included in changes in net assets	315.8	116.3	0.3	432.4	79.4
Purchases(1)	1,151.8	941.5	939.2	3,032.5	(817.9)
Sales	(1,679.2)	—	(257.3)	(1,936.5)	—
Settlements(2)	—	(561.8)	(68.0)	(629.8)	368.8
Ending balance December 31, 2018	$15,531.1	$6,356.6	$913.0	$22,800.7	$(2,608.0)

(1)	Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable and assumption of loans payable.

(2)	Includes operating income for real estate joint ventures net of distributions, principal payments and payoffs of loans receivable, and principal payments and extinguishment of loans payable.

(3)	Amount shown is reflective of loans receivable and loans receivable with related parties.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2019.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate	5.5%–8.5% (6.6%)
			Terminal Capitalization Rate	4.0%–7.5% (5.5%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.9%–7.0% (5.0%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate	5.3% - 9.0% (6.7%)
			Terminal Capitalization Rate	4.3% - 8.1% (5.5%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.9% - 7.4% (4.9%)

	Residential	Income Approach—Discounted Cash Flow	Discount Rate	5.3% - 7.8% (6.4%)
			Terminal Capitalization Rate	4.3% - 6.8% (5.1%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 6.0% (4.6%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate	5.3% - 11.7% (6.6%)
			Terminal Capitalization Rate	4.8% - 9.4% (5.4%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3% - 11.0% (4.9%)

	Hotel	Income Approach—Discounted Cash Flow	Discount Rate	10.0% (10.0%)
			Terminal Capitalization Rate	7.8% (7.8%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.5% (7.5%)

Loans Payable	Office and Industrial	Discounted Cash Flow	Loan-to-Value Ratio	31.6% - 59.5% (46.3%)
			Equivalency Rate	3.1% - 4.3% (3.4%)

		Net Present Value	Loan-to-Value Ratio	31.6% - 59.5% (46.3%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2 - 1.5 (1.3)

	Residential	Discounted Cash Flow	Loan-to-Value Ratio	30.2% - 69.0% (47.8%)
			Equivalency Rate	3.0% - 3.6% (3.3%)

		Net Present Value	Loan-to-Value Ratio	30.2% - 69.0% (47.8%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2 - 1.7 (1.3)

	Retail	Discounted Cash Flow	Loan-to-Value Ratio	33.3% - 63.3% (41.1%)
			Equivalency Rate	3.3% - 4.0% (3.5%)

		Net Present Value	Loan-to-Value Ratio	33.3% - 63.3% (41.1%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2 - 1.5 (1.3)

Loans Receivable, including those with related parties	Residential, Hotel, Industrial, Office, Retail and Storage	Discounted Cash Flow	Loan-to-Value Ratio	31.7% - 81.5% (72.5%)
			Equivalency Rate	3.2% - 8.4% (6.0%)

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2018.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate	5.5%–8.6% (6.5%)
			Terminal Capitalization Rate	4.0%–7.5% (5.4%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0%–7.0% (4.8%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate	5.3%–8.9% (6.8%)
			Terminal Capitalization Rate	4.4%–7.3% (5.5%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0%–7.0% (4.9%)

	Residential	Income Approach—Discounted Cash Flow	Discount Rate	5.5%–7.8% (6.5%)
			Terminal Capitalization Rate	3.8%–6.8% (5.0%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3%–6.0% (4.5%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate	5.0%–10.7% (6.4%)
			Terminal Capitalization Rate	4.3%–9.0% (5.3%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3%–8.5% (4.7%)

Loans Payable	Office and Industrial	Discounted Cash Flow	Loan-to-Value Ratio	36.4%–67.8% (47.6%)
			Equivalency Rate	3.9%–6.2% (4.6%)

		Net Present Value	Loan-to-Value Ratio	36.4%–67.8% (47.6%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2–1.4 (1.3)

	Residential	Discounted Cash Flow	Loan-to-Value Ratio	31.9%–63.6% (48.1%)
			Equivalency Rate	3.4%–4.6% (4.1%)

		Net Present Value	Loan-to-Value Ratio	31.9%–63.6% (48.1%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1–1.4 (1.2)

	Retail	Discounted Cash Flow	Loan-to-Value Ratio	31.9%–55.3% (39.3%)
			Equivalency Rate	4.3%–5.3% (4.5%)

		Net Present Value	Loan-to-Value Ratio	31.9%–55.3% (39.3%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1–1.3 (1.2)

Loans Receivable	Residential, Industrial, Office, Retail and Storage	Discounted Cash Flow	Loan-to-Value Ratio	70.8%-79.2% (75.6%)
			Equivalency Rate	6.0%-8.3% (6.9%)

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
Loans Payable: The significant unobservable inputs used in the fair value measurement of the Account’s loans payable are the loan-to-value ratios and the selection of certain credit spreads and weighted average cost of capital risk premiums. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value, respectively.

Loans Receivable: The significant unobservable inputs used in the fair value measurement of the Account’s loans receivable are the loan-to-value ratios and the selection of certain credit spreads. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value, respectively.
During the years ended December 31, 2019 and 2018 there were no transfers between Levels 1, 2 or 3.
The amount of total net unrealized gains included in changes in net assets attributable to the change in net unrealized gains relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2019	$355.2	$(94.7)	$(4.1)	$256.4	$(96.8)
For the year ended December 31, 2018	$282.6	$80.8	$0.3	$363.7	$86.2
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At December 31, 2019, the Account held investments in joint ventures with ownership interest percentages that ranged from 33.3% to 98.0%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold.
A condensed summary of the gross financial position and results of operations of the combined joint ventures is shown below (millions):

	December 31,
	2019	2018
Assets
Real estate properties, at fair value	$17,455.8	$16,134.1
Other assets	485.9	460.3
Total assets	$17,941.7	$16,594.4
Liabilities & Equity
Mortgage notes payable and other obligations, at fair value	$5,185.3	$5,035.3
Other liabilities	256.3	262.5
Total liabilities	5,441.6	5,297.8
Total equity	12,500.1	11,296.6
Total liabilities and equity	$17,941.7	$16,594.4

	Years ended December 31,
	2019	2018	2017
Operating Revenue and Expenses
Revenues	$1,126.5	$950.6	$869.2
Expenses	604.1	487.1	426.9
Excess of revenues over expenses	$522.4	$463.5	$442.3

Note 7—Investments in Real Estate Funds
The Account has ownership interests in real estate funds ("Funds"). The Funds are setup as limited partnerships or entities similar to a limited partnership, and as such, meet the definition of a VIE as the limited partners (as a group) lack the power, through voting or similar rights, to direct the activities of the Fund that most significantly impact the Fund's economic performance. Management has determined that the Account is not the primary beneficiary for any of the Funds, as the Account lacks the power to direct the activities of the Fund that most significantly impact the Fund's economic performance, and the Account further lacks substantive kick-out rights to remove the entity with these powers. Refer to Note 1—Organization and Significant Accounting Policies for a description of the methodology used to determine the primary beneficiary of a VIE.
No financial support (such as loans or financial guarantees) was provided to the Funds during the year ended December 31, 2019. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are identified in Note 13—Commitments and Contingencies.
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at December 31, 2019.

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
	(in millions)
LCS SHIP Venture I, LLC (90.0% Account Interest)	$216.1	$216.1	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
SP V - II, LLC (75.0% Account Interest)	$23.3	$23.3	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.
			Liquidation estimated to begin no earlier than 2022.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Taconic New York City GP Fund, LP (60.0% Account Interest)	$29.8	$29.8	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City metropolitan statistical area ("MSA").
			Liquidation estimated to begin no earlier than 2024.
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
Veritas - Trophy VI, LLC (90.0% Account Interest)	$4.2	$4.2	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles MSA.

The Account is not permitted to sell or transfer its interest in the fund until August 2022. After this date, the Account can sell or transfer its interest in the fund with the consent and approval of the manager.

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
	(in millions)
IDR - Core Property Index Fund, LLC (2.0% Account Interest)	$25.0	$25.0	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.
Grubb Southeast Real Estate Fund VI, LLC (67.0% Account Interest)	$13.4	$13.4	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
			Liquidation estimated to begin no earlier than 2026.

The Account is not permitted to sell or transfer its interest in the fund until June 2021. After this date, the Account can sell or transfer its interest in the fund with the consent and approval of the manager.

Total	$311.8	$311.8

Note 8—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s indirect interest in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (millions):

	December 31, 2019		December 31, 2018
	Fair Value	%	Fair Value	%
Office(1)	$768.0	48.8%	$512.1	56.2%
Industrial	199.6	12.7%	176.4	19.3%
Retail	158.5	10.1%	101.6	11.1%
Storage	82.0	5.2%	63.2	6.9%
Apartments(1)	228.8	14.6%	59.7	6.5%
Hotel	135.2	8.6%	—	—%
	$1,572.1	100.0%	$913.0	100.0%
(1) Includes loans receivable with related parties.
The Account monitors the risk profile of the loan receivable portfolio with the assistance of a third-party rating service that models the loans and assigns risk ratings based on information provided by TIAA, such as loan-to-value ratios, yields, credit quality of the borrowers, property types of the collateral, geographic and local market dynamics, physical condition of the collateral, and the underlying structure of the loans. Ratings for loans are updated monthly. Assigned ratings can range from AAA to C, with a AAA designation representing debt with the lowest level of credit risk and C representing a greater risk of default or principal loss. Mezzanine debt in good health is typically reflective of a risk rating in the B range (e.g., BBB, BB, B), as these ratings reflect borrowers' having adequate financial resources to service their financial commitments, but also acknowledging that adverse economic conditions, should they occur, would likely impede on a borrowers' ability to pay.
The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of December 31, 2019, listed in order of the strength of the risk rating (from strongest to weakest):

	Number of Loans	Fair Value	%
AA	1	48.3	3.1%
BBB	7	456.1	29.0%
BB	13	787.4	50.1%
B	3	205.0	13.0%
NR(1)	3	75.3	4.8%
	27	$1,572.1	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of December 31, 2019, this is comprised of two loans with related parties and one loan to an unaffiliated entity. The loans are collateralized by equity interests in real estate investments.
The Account had no loans in non-performing status as of December 31, 2019.

Note 9—Loans Payable
At December 31, 2019 and 2018, the Account had outstanding loans payable secured by the following properties (millions):

Property	Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of December 31,		Maturity
		2019	2018
Mass Court	2.88% paid monthly	$—	$90.2	September 1, 2019
Red Canyon at Palomino Park(4)	5.34% paid monthly	27.1	27.1	August 1, 2020
Green River at Palomino Park(4)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(4)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows Apartments	5.17% paid monthly	44.6	44.6	August 1, 2020
The Knoll(1)	3.98% paid monthly	16.4	16.9	December 5, 2020
Ascent at Windward	3.51% paid monthly	34.6	34.6	January 1, 2022
The Palatine(1)	4.25% paid monthly	75.9	77.4	January 10, 2022
The Forum at Carlsbad(1)	4.25% paid monthly	85.7	87.3	March 1, 2022
Fusion 1560	3.42% paid monthly	37.4	37.4	June 10, 2022
San Diego Office Portfolio	3.62% paid monthly	48.2	—	August 15, 2022
The Colorado(1)	3.69% paid monthly	88.1	89.9	November 1, 2022
The Legacy at Westwood(1)	3.69% paid monthly	44.9	45.8	November 1, 2022
Regents Court(1)	3.69% paid monthly	38.1	38.8	November 1, 2022
Fourth & Madison	3.75% paid monthly	—	198.2	June 1, 2023
Fourth & Madison	4.17% paid monthly	—	90.0	June 1, 2023
1001 Pennsylvania Avenue(1)	3.70% paid monthly	320.7	327.0	June 1, 2023
Biltmore at Midtown	3.94% paid monthly	36.4	36.4	July 5, 2023
Cherry Knoll	3.78% paid monthly	35.3	35.3	July 5, 2023
Lofts at SoDo	3.94% paid monthly	35.1	35.1	July 5, 2023
1401 H Street, NW	3.65% paid monthly	115.0	115.0	November 5, 2024
The District at La Frontera(1)	3.84% paid monthly	39.3	—	December 1, 2024
The District at La Frontera(1)	4.96% paid monthly	4.4	—	December 1, 2024
Circa Green Lake	3.71% paid monthly	52.0	52.0	March 5, 2025
Union - South Lake Union	3.66% paid monthly	57.0	57.0	March 5, 2025
Holly Street Village	3.65% paid monthly	81.0	81.0	May 1, 2025
Township Apartments	3.65% paid monthly	—	49.0	May 1, 2025
Henley at Kingstowne	3.60% paid monthly	71.0	—	May 1, 2025
32 South State Street	4.48% paid monthly	24.0	24.0	June 6, 2025
Vista Station Office Portfolio(1)	4.00% paid monthly	20.5	—	July 1, 2025
780 Third Avenue	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue	3.55% paid monthly	20.0	20.0	August 1, 2025
Vista Station Office Portfolio(1)	4.20% paid monthly	44.7	—	November 1, 2025
701 Brickell Avenue	3.66% paid monthly	184.0	184.0	April 1, 2026
55 Second Street	3.74% paid monthly	—	137.5	October 1, 2026
1900 K Street, NW	3.93% paid monthly	163.0	163.0	April 1, 2028
99 High Street	3.90% paid monthly	277.0	277.0	March 1, 2030
Total Principal Outstanding		$2,338.0	$2,688.1
Fair Value Adjustment(3)		27.0	(80.1)
Total Loans Payable		$2,365.0	$2,608.0

(1)	The mortgage is adjusted monthly for principal payments.

(2)	Interest rates are fixed. Some mortgages held by the Account are structured to begin principal and interest payments after an initial interest only period.

(3)
The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1—Organization and Significant Accounting Policies.

(4)	Represents mortgage loans on these individual properties which are held within the Palomino Park portfolio.
Principal payment schedule on loans payable as of December 31, 2019 was as follows (millions):

Amount
2020	$170.9
2021	19.7
2022	455.5
2023	418.2
2024	165.4
Thereafter	1,108.3
Total maturities	$2,338.0
Note 10—Line of Credit
On September 20, 2018, the Account entered into a $500.0 million unsecured revolving credit agreement (“Line of Credit”) syndicated across four national banks (“Lenders”), with each Lender providing a $125.0 million commitment. Access to the Line of Credit expires on September 20, 2021, with an option to extend the Line of Credit for two consecutive twelve terms at the Account’s election. The Account may request an additional $250.0 million in commitments from the Lenders at any time; however, this request is subject to approval at the sole discretion of the Lenders and is not a guarantee that an expansion beyond the original $500.0 million commitment will be granted. Draws against the Line of Credit can take the form of Eurodollar Loans or Alternate Base Rate Loans (“ABR Loans”). Eurodollar Loans and ABR Loans both require a minimum funding of $5.0 million. The Account is charged a fee of 0.20% per annum on any unused portion of the Line of Credit. For the year ended December 31, 2019, $1.0 million was charged to the Account for expenses related to the Line of Credit.
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
As of December 31, 2019, the Account had a $250.0 million loan outstanding on the Line of Credit. The Account is in compliance with all covenants required by the Line of Credit.

Note 11—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	Years ended December 31,
	2019	2018	2017	2016	2015
Per Accumulation Unit Data:
Rental income	$18.165	$17.757	$17.132	$16.433	$15.538
Real estate property level expenses and taxes	8.734	8.548	7.722	7.534	7.319
Real estate income, net	9.431	9.209	9.410	8.899	8.219
Other income	6.752	6.162	4.762	3.594	3.342
Total income	16.183	15.371	14.172	12.493	11.561
Expense charges(1)	3.439	3.161	3.318	3.290	3.092
Investment income, net	12.744	12.210	10.854	9.203	8.469
Net realized and unrealized gain on investments and loans payable	10.262	6.877	5.839	9.660	18.911
Net increase in Accumulation Unit Value	23.006	19.087	16.693	18.863	27.380
Accumulation Unit Value:
Beginning of period	417.416	398.329	381.636	362.773	335.393
End of period	$440.422	$417.416	$398.329	$381.636	$362.773
Total return	5.51%	4.79%	4.37%	5.20%	8.16%
Ratios to Average net Assets:
Expenses(1)	0.78%	0.76%	0.83%	0.86%	0.86%
Investment income, net	2.90%	2.95%	2.72%	2.41%	2.37%
Portfolio turnover rate:
Real estate properties(2)	7.8%	11.8%	2.7%	1.3%	5.7%
Marketable securities(3)	28.7%	5.1%	5.7%	3.5%	10.0%
Accumulation Units outstanding at end of period (millions):	60.8	60.7	61.3	62.4	60.4
Net assets end of period (millions)	$27,307.9	$25,842.6	$24,942.6	$24,304.7	$22,360.0

(1)
Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.

(2)
Real estate investment portfolio turnover rate is calculated by dividing the lesser of purchases or sales of real estate property investments (including contributions to, or return of capital distributions received from, existing joint venture and Funds investments) by the average value of the portfolio of real estate investments held during the period.

(3)
Marketable securities portfolio turnover rate is calculated by dividing the lesser of purchases or sales of securities, excluding securities having maturity dates at acquisition of one year or less, by the average value of the portfolio securities held during the period.

Note 12—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (millions):

	Years ended December 31,
	2019	2018	2017
Outstanding:
Beginning of period	60.7	61.3	62.4
Credited for premiums	6.2	6.5	6.6
Annuity, other periodic payments, withdrawals and death benefits	(6.1)	(7.1)	(7.7)
End of period	60.8	60.7	61.3

Note 13—Commitments and Contingencies
Commitments—As of December 31, 2019 and 2018, the Account had the following immediately callable commitments to purchase additional interests in its real estate funds or provide additional funding through its loan receivable investments:

	Commitment Expiration	December 31, 2019	December 31, 2018

Real Estate Funds(1)
Taconic New York City GP Fund	11/2020	$11.4	$26.0
LCS SHIP Venture I, LLC	12/2020	28.1	75.0
Veritas Trophy VI, LLC(2)	02/2020	35.8	—
SP V - II, LLC	09/2022	74.9	—
Grubb Southeast Real Estate Fund VI, LLC	06/2021	86.6	—
JCR Capital - REA Preferred Equity Parallel Fund	12/2022	100.0	—
Townsend Strategic Ventures LP	03/2021	250.0	—
		586.8	101.0
Loans Receivable(3)
311 South Wacker Mezzanine	06/2020	7.6	11.9
Rosemont Towson Mezzanine	09/2022	1.2	2.3
1330 Broadway Mezzanine	09/2022	14.0	14.8
SCG Oakland Portfolio Mezzanine	03/2021	7.0	—
BREP VIII Industrial Mezzanine	03/2026	14.1	—
San Diego Office Portfolio Senior Loan	08/2022	10.0	—
San Diego Office Portfolio Mezzanine	08/2022	3.3	—
MRA Hub 34 Holding, LLC	09/2022	1.5	—
Liberty Park Mezzanine	11/2023	5.0	—
Colony New England Hotel Portfolio Senior Loan	11/2022	14.1	—
Colony New England Hotel Portfolio Mezzanine	11/2022	4.7	—
Exo Apartments Senior Loan	06/2020	7.1	—
Exo Apartments Mezzanine	06/2020	2.4	—
		92.0	29.0

TOTAL COMMITMENTS		$678.8	$130.0

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

Note 14—Subsequent Events
Real Estate Properties and Joint Ventures
Purchases

Property Name	Transaction Date	Ownership Percentage	Sector	Location	Net Purchase Price (1)
Sole at City Center	01/15/2020	100.00%	Apartments	West Palm Beach, FL	$103.6
Park Creek Apartments	02/10/2020	100.00%	Apartments	Fort Worth, TX	41.7
Warwick Shopping Center(2)	02/19/2020	100.00%	Retail	Warwick, RI	11.1
Overlook at King of Prussia(2)	02/19/2020	100.00%	Retail	King of Prussia, PA	55.1
Shoppes at Lake Mary(2)	02/19/2020	100.00%	Retail	Lake Mary, FL	21.0
Winslow Bay Commons(2)	02/19/2020	100.00%	Retail	Mooresville, NC	50.9
Bellevue Place(2)	02/19/2020	100.00%	Retail	Nashville, TN	7.8
Eisenhower Crossing(2)	02/19/2020	100.00%	Retail	Macon, GA	10.1
Pavilion at Turkey Creek(2)	02/19/2020	100.00%	Retail	Knoxville, TN	49.9
Town and Country(2)	02/19/2020	100.00%	Retail	Knoxville, TN	30.1
Creeks at Virginia Center(2)	02/19/2020	100.00%	Retail	Glen Allen, VA	41.7
Alexander Place(2)	02/19/2020	100.00%	Retail	Raleigh, NC	39.9
Market Square(2)	02/19/2020	100.00%	Retail	Ft. Myers, FL	20.4
Cypress Trace(2)	02/19/2020	100.00%	Retail	Ft. Myers, FL	39.7
Columbiana Station(2)	02/19/2020	100.00%	Retail	Columbia, SC	43.8
Village Crossing(2)	02/19/2020	100.00%	Retail	Skokie, IL	160.7
Birkdale Village(2)	02/19/2020	100.00%	Retail	Huntersville, NC	128.9
Birkdale Village Apartments(2)	02/19/2020	100.00%	Apartments	Huntersville, NC	70.8
River Ridge(2)	02/19/2020	100.00%	Retail	Birmingham, AL	28.0
Woodstock Square(2)	02/19/2020	100.00%	Retail	Woodstock, GA	33.7
Newnan Pavilion(2)	02/19/2020	100.00%	Retail	Newnan, GA	39.7
Marketplace at Mill Creek(2)	02/19/2020	100.00%	Retail	Buford, GA	71.5
Heritage Pavilion(2)	02/19/2020	100.00%	Retail	Smyrna, GA	41.6
Fayette Pavilion(2)	02/19/2020	100.00%	Retail	Fayetteville, GA	88.4
Pacific City(3)	03/09/2020	100.00%	Retail	Huntington Beach, CA	153.9

(1)	The net purchase price represents the purchase price and closing costs.

(2)
On February 19, 2020, the Account purchased the 15% ownership interest of SITE Centers Corp in DDRTC Core Retail Fund, LLC, a joint venture between the Account and SITE Centers Corp. All properties and associated debt formerly held within DDRTC Core Retail Fund, LLC are now wholly-owned by the Account.

(3)
On March 9, 2020, the Account purchased the 30% ownership interest of DJM Capital in PC Borrower, LLC, a joint venture between the Account and DJM Capital. The retail property and associated debt formerly held within PC Borrower, LLC is now wholly-owned by the Account.

Sales

Property Name	Transaction Date	Ownership Percentage	Sector	Location	Net Sales Price (1)	Realized Gain(Loss) on Sale(2)
The Woodley	01/08/2020	100.00%	Apartments	Washington, D.C.	$176.7	$(25.2)
Beltway North Commerce Center	01/14/2020	100.00%	Industrial	Houston, TX	29.8	4.3
250 North 10th Street	01/15/2020	100.00%	Apartments	Brooklyn, NY	137.1	(37.6)
DDRTC Core Retail Fund, LLC(3)	02/19/2020	85.00%	Retail	Various, U.S.A.	932.8	(422.2)
PC Borrower, LLC(4)	03/09/2020	70.00%	Retail	Huntington Beach, CA	107.7	(31.3)

(1)	The net sales price represents the sales price, less selling expenses.

(2)	Majority of the realized gain(loss) has been previously recognized as unrealized gains(losses) in the Account's Consolidated Statements of Operations.

(3)
On February 19, 2020, the Account purchased the 15% ownership interest of SITE Centers Corp in DDRTC Core Retail Fund, LLC, a joint venture between the Account and SITE Centers Corp. All properties and associated debt formerly held within DDRTC Core Retail Fund, LLC are now wholly-owned by the Account.

(4)
On March 9, 2020, the Account purchased the 30% ownership interest of DJM Capital in PC Borrower, LLC, a joint venture between the Account and DJM Capital. The retail property and associated debt formerly held within PC Borrower, LLC is now wholly-owned by the Account.

Loans Receivable
Originations and purchases

Investment Name	Transaction Date	Interest Rate	Sector	Maturity Date	Location	Amount
Sol Y Luna	01/07/2020	6.55%	Apartments	01/06/2030	Tucson, AZ	$53.0
Payoffs and sales

Investment Name	Transaction Date	Interest Rate	Sector	Maturity Date	Location	Amount
Crest at Las Colinas Station Mezzanine	01/30/2020	5.11% + LIBOR	Apartments	05/10/2021	Irving, TX	$20.0
DJM Capital Partners Mezzanine	03/09/2020	5.00%	Retail	03/02/2020	Huntington Beach, CA	6.3
Financings
New financings and assumptions of debt

Property Name	Transaction Date	Ownership Percentage	Interest Rate	Sector	Maturity Date	Location	Amount
Overlook at King of Prussia(1)	02/19/2020	100.00%	3.82%	Retail	09/11/2027	King of Prussia, PA	$40.8
Winslow Bay Commons(1)	02/19/2020	100.00%	3.82%	Retail	09/11/2027	Mooresville, NC	25.8
Birkdale Village(1)	02/19/2020	100.00%	4.30%	Retail	04/01/2024	Huntersville, NC	78.4
Marketplace at Mill Creek(1)	02/19/2020	100.00%	3.82%	Retail	09/11/2027	Buford, GA	39.6
Pacific City(2)	03/09/2020	100.00%	2.00% + LIBOR	Retail	10/01/2023	Huntington Beach, CA	105.0
Payoffs and assignments of debt

Property Name	Transaction Date	Ownership Percentage	Interest Rate	Sector	Maturity Date	Location	Amount
DDRTC Core Retail Fund, LLC(1)	02/19/2020	85.00%	Various	Retail	Various	Various, U.S.A.	$156.8
PC Borrower, LLC(2)	03/09/2020	70.00%	2.00% + LIBOR	Retail	10/01/2023	Huntington Beach, CA	73.5

(1)
On February 19, 2020, the Account purchased the 15% ownership interest of SITE Centers Corp in DDRTC Core Retail Fund, LLC, a joint venture between the Account and SITE Centers Corp. All properties and associated debt formerly held within DDRTC Core Retail Fund, LLC are now wholly-owned by the Account.

(2)
On March 9, 2020, the Account purchased the 30% ownership interest of DJM Capital in PC Borrower, LLC, a joint venture between the Account and DJM Capital. The retail property and associated debt formerly held within PC Borrower, LLC is now wholly-owned by the Account.

Financings - Other
On January 21, 2020, the Account paid off the $250.0 million loan outstanding on the Line of Credit.
Marketable Securities
In the first two months of 2020, the Account sold approximately $304 million in real estate-related securities.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—53.0% and 54.5%

Location/Description	Type	Fair Value at December 31,
		2019		2018
Alabama:
Riverchase Village	Retail	$40.3		$40.0
Arizona:
Camelback Center	Office	49.0		63.4
Riverside 202 Industrial	Industrial	29.6		—
California:
55 Second Street	Office	—		368.2	(1)
88 Kearny Street	Office	221.0		189.1
101 Pacific Coast Highway	Office	96.1		—
200 Middlefield Road	Office	68.0		61.8
12910 Mulberry Drive Industrial	Industrial	—		21.7
30700 Russell Ranch	Office	39.0		34.6
Allure at Camarillo	Apartments	63.9		61.8
Almond Avenue	Land	9.5		—
BLVD63	Apartments	158.0		164.0
Bridgepointe Shopping Center	Retail	129.0		125.0
Centre Pointe and Valley View	Industrial	60.7		51.2
Cerritos Industrial Park	Industrial	164.0		153.1
Charleston Plaza	Retail	100.0		100.0
Creekside Alta Loma	Apartment	85.2		—
Frontera Industrial Business Park	Industrial	90.0		74.0
Great West Industrial Portfolio	Industrial	203.0		178.5
Holly Street Village	Apartments	158.1	(1)	152.1	(1)
Larkspur Courts	Apartments	155.0		146.0
Northern CA RA Industrial Portfolio	Industrial	111.9		93.3
Oakmont IE West Portfolio	Industrial	109.2		103.5
Oceano at Warner Center	Apartments	94.4		89.3
Ontario Industrial Portfolio	Industrial	506.9		421.8
Ontario Mills Industrial Portfolio	Industrial	65.4		61.8
Otay Mesa Industrial Portfolio	Industrial	33.7		29.4
Pacific Plaza	Office	112.7		116.5
Rancho Cucamonga Industrial Portfolio	Industrial	88.3		76.2
Rancho Del Mar	Apartment	94.7		92.5
Regents Court	Apartments	105.0	(1)	104.0	(1)
Southern CA RA Industrial Portfolio	Industrial	151.8		143.4
Stella	Apartments	175.1		183.7
Stevenson Point	Industrial	66.6		61.3
Terra House	Apartments	146.0		—
The Forum at Carlsbad	Retail	224.0	(1)	225.0	(1)
The Legacy at Westwood	Apartments	149.1	(1)	144.0	(1)
Township Apartments	Apartments	—		90.5	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at December 31,
		2019		2018
West Lake North Business Park	Office	$62.3		$62.6
Westcreek	Apartments	57.1		55.0
Westwood Marketplace	Retail	150.0		142.0
Wilshire Rodeo Plaza	Office	336.4		312.4
Colorado:
1600 Broadway	Office	116.0		—
Palomino Park	Apartments	361.0	(1)	348.0	(1)
South Denver Marketplace	Retail	71.2		72.7
Connecticut:
Wilton Woods Corporate Campus	Office	112.1		121.0
Florida:
5 West	Apartments	62.3		62.2
701 Brickell Avenue	Office	406.6	(1)	394.3	(1)
Boca Arbor Club	Apartments	62.9	(9)	60.3
Broward Industrial Portfolio	Industrial	67.7		59.1
Casa Palma	Apartments	102.0		102.0
Fusion 1560	Apartments	84.1	(1)	82.0	(1)
Lakepointe at Jacaranda	Apartments	48.8	(9)	48.4
Lofts at SoDo	Apartments	64.7	(1)	66.7	(1)
Orion on Orpington	Apartments	52.4		49.2
Publix at Weston Commons	Retail	74.5		74.6
Seneca Industrial Park	Industrial	126.7		117.5
Sole at Brandon	Apartments	79.0		—
The Manor Apartments	Apartments	51.5		52.9
The Manor at Flagler Village	Apartments	138.1		137.1
The Residences at the Village of Merrick Park	Apartments	72.3		72.7
Weston Business Center	Industrial	75.0	(10)	97.8
Georgia:
Ascent at Windward	Apartments	68.4	(1)	68.4	(1)
Atlanta Industrial Portfolio	Industrial	41.0		35.5
Biltmore at Midtown	Apartments	73.5	(1)	70.4	(1)
Glen Lake	Apartments	55.3		—
Shawnee Ridge Industrial Portfolio	Industrial	99.9		89.2
Illinois:
32 South State Street	Retail	51.4	(1)	50.4	(1)
803 Corday	Apartments	93.8		94.2
Chicago Caleast Industrial Portfolio	Industrial	85.6		82.8
Chicago Industrial Portfolio	Industrial	30.1		28.7
Maryland:
Cherry Knoll	Apartments	60.1	(1)	59.2	(1)
Landover Logistics Center	Industrial	44.7		44.3
The Shops at Wisconsin Place	Retail	65.6		76.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at December 31,
		2019		2018
Massachusetts:
99 High Street	Office	$543.7	(1)	$506.4	(1)
350 Washington	Retail	134.0		—
Fort Point Creative Exchange Portfolio	Office	275.0		247.1
Northeast RA Industrial Portfolio	Industrial	43.5		42.0
One Beeman Road	Industrial	34.6		34.0
Minnesota:
The Bridges	Apartments	67.2		64.9
The Knoll	Apartments	37.3	(1)	36.1	(1)
New Jersey:
10 New Maple Avenue	Industrial	21.9		18.0
200 Milik Street	Industrial	56.4		54.0
Marketfair	Retail	106.2		104.3
South River Road Industrial	Industrial	133.5		102.5
New York:
21 Penn Plaza	Office	334.9		317.8
250 North 10th Street	Apartments	138.1		151.0
425 Park Avenue	Ground Lease	—		461.0
780 Third Avenue	Office	389.1	(1)	418.7	(1)
837 Washington Street	Office	232.0		222.0
The Colorado	Apartments	259.0	(1)	254.9	(1)
North Carolina:
Centric Gateway	Apartments	75.0		70.0
Oregon:
The Cordelia	Apartments	43.2		41.7
Pennsylvania:
1619 Walnut Street	Retail	23.0		24.1
South Carolina:
Greene Crossing	Apartments	79.7		75.1
Tennessee:
Southside at McEwen	Retail	49.2		48.6
Texas:
3131 McKinney	Office	46.4		49.7
Beltway North Commerce Center	Industrial	30.2		26.3
Carrington Park	Apartments	67.3		65.1
Churchill on the Park	Apartments	73.0		71.3
Cliffs at Barton Creek	Apartments	47.2		46.7
Dallas Industrial Portfolio	Industrial	237.9		222.3
District on La Frontera	Apartments	76.6	(1)	—
Houston Apartment Portfolio	Apartments	162.3		164.4
Lincoln Centre	Office	413.2		372.6
Lincoln Centre - Hilton Dallas	Hotel	76.5		—
Northwest Houston Industrial Portfolio	Industrial	77.2		75.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at December 31,
		2019		2018
Park 10 Distribution	Industrial	$11.1		$10.0
Pinnacle Industrial Portfolio	Industrial	66.7		51.2
Pinto Business Park	Industrial	154.1		144.9
The Maroneal	Apartments	56.4		56.1
Utah:
Vista Station Office Portfolio	Office	115.4	(1)	—
Virginia:
8270 Greensboro Drive	Office	49.6		47.5
Ashford Meadows Apartments	Apartments	105.3	(1)	107.1	(1)
Henley at Kingstowne	Apartments	103.0	(1)	—
Plaza America	Retail	113.3		116.3
The Ellipse at Ballston	Office	82.2		82.4
The Palatine	Apartments	128.0	(1)	122.0	(1)
Washington:
Circa Green Lake	Apartments	102.0	(1)	98.2	(1)
Fourth and Madison	Office	—		580.0	(1)
Northwest RA Industrial Portfolio	Industrial	49.7		43.0
Pacific Corporate Park	Industrial	62.5		52.8
Prescott Wallingford Apartments	Apartments	70.6		66.5
Rainier Corporate Park	Industrial	161.3		141.6
Regal Logistics Campus	Industrial	121.0		109.1
Union - South Lake Union	Apartments	115.0	(1)	114.0	(1)
Washington D.C.:
1001 Pennsylvania Avenue	Office	798.4	(1)	782.8	(1)
1401 H Street, NW	Office	211.4	(1)	209.5	(1)
1900 K Street, NW	Office	335.4	(1)	342.1	(1)
Mass Court	Apartments	169.0		166.1	(1)
The Ashton	Apartments	30.6		30.5
The Louis at 14th	Apartments	164.2		162.0
The Woodley	Apartments	180.3		196.0
Various:
Colony Industrial Portfolio	Industrial	135.9	(3)(10)	—
TOTAL REAL ESTATE PROPERTIES
(Cost $13,048.5 and $12,687.8)		$15,835.0		$15,531.1
REAL ESTATE JOINT VENTURES AND REAL ESTATE FUNDS—25.1% and 22.9%
REAL ESTATE JOINT VENTURES—24.1% and 22.3%

Location/Description	Type	Fair Value at December 31,
		2019		2018
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$384.5	(2)	$376.2	(2)
PC Borrower, LLC Pacific City (70% Account Interest)	Retail	62.2	(2)	59.5	(2)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at December 31,
		2019		2018
TREA GM Industrial Road Investor Member, LLC 150 Industrial Road (98% Account Interest)	Office	$98.0		$—
TREA 9625 Towne Center, LLC 9625 Towne Centre Drive (49.9% Account Interest)	Office	53.1		45.5
TREA Campus Pointe 1, LLC Campus Pointe 1 (45% Account Interest)	Office	163.5		153.7
TREA Campus Pointe 2 & 3, LLC Campus Pointe 2 & 3 (45% Account Interest)	Office (5)	143.6		132.8
TREA Campus Pointe 4, LLC Campus Pointe 4 (45% Account Interest)	Office	9.6		9.2
TREA Campus Pointe 5, LLC Campus Pointe 5 (45% Account Interest)	Office	37.4		—
ARE-SD Regions NO. 58, LLC Campus Pointe 6 (45% Account Interest)	Office	116.6		—
T-C 1500 Owens, LLC 1500 Owens Street (49.9% Account Interest)	Office	81.5		78.8
T-C Foundry Square II Venture LLC Foundry Square II (50.1% Account Interest)	Office	318.4		290.1
T-C Illinois Street, LLC 409-499 Illinois Street (40% Account Interest)	Office	237.5		223.9
Valencia Town Center Associates LP Valencia Town Center (50% Account Interest)	Retail	136.4	(2)	140.5	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	748.3	(2)	769.7	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	158.4		156.0
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	157.5	(2)	170.3	(2)
Maryland:
WP Project Developer The Shops at Wisconsin Place (33.33% Account Interest)	Retail	29.9		20.4
Massachusetts:
One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	246.8		239.1
T-C 225 Binney, LLC 225 Binney Street (70% Account Interest)	Office	231.5		220.2
T-C 501 Boylston Street Member, LLC 501 Boylston (50.1% Account Interest)	Office	206.9	(2)	195.6	(2)
Nevada
Fashion Show Holding I, LLC Fashion Show (50% Account Interest)	Retail	706.9	(2)	819.1	(2)
New York:
401 West 14th Street, LLC 401 West 14th Street (42.19% Account Interest)	Retail	44.8	(2)	48.4	(2)
440 Ninth Avenue Owner, LLC 440 Ninth Avenue (88.52% Account Interest)	Office	133.1	(2)	121.4	(2)
817 Broadway Owner, LLC 817 Broadway (61.46% Account Interest)	Office	33.7	(2)	28.0	(2)
MRA Hub 34 Holding, LLC The Hub (95% Account Interest)	Office	74.8	(2)	59.2	(2)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at December 31,
		2019		2018
RGM 42, LLC MiMA (70% Account Interest)	Apartments	$113.0	(2)	$118.4	(2)
TREA 35th Street LIC Investor Member, LLC Commerce LIC (97.5% Account Interest)	Industrial	—		0.6
North Carolina:
CC 101 North Tryon, LLC 101 North Tryon Street (85% Account Interest)	Office	47.9	(2)	—
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	144.0	(2)	154.3	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	352.8	(2)	344.6	(2)
TREA I-35 Logistics Investor Member, LLC I-35 Logistics Center (95% Account Interest)	Land	6.9		—
Washington:
TREA 4th and Madison Investor Member, LLC Fourth and Madison (51% Account Interest)	Office	167.3	(2)	—
Various:
DDRTC Core Retail Fund, LLC DDR Joint Venture (85% Account Interest)	Retail	878.0	(2,3,10)	655.8	(2,3)
Simpson Housing LLP Simpson Housing Portfolio (80% Account Interest)	Apartments	431.2	(2,3)	400.1	(2,3)
THP Student Housing, LLC THP Student Housing Portfolio (97% Account Interest)	Apartments	186.8	(2,3)	112.4	(2,3)
Storage Portfolio I, LLC Storage Portfolio (66.02% Account Interest)	Storage	93.6	(2,3)	92.4	(2,3)
Storage Portfolio II, LLC Storage Portfolio II (90% Account Interest)	Storage	130.5	(2,3)	120.4	(2,3)
Storage Portfolio III, LLC Storage Portfolio III (90% Account Interest)	Storage	37.3	(3)	—
TOTAL REAL ESTATE JOINT VENTURES (Cost $5,971.1 and $5,030.9)		$7,204.2		$6,356.6

REAL ESTATE FUNDS—1.0% and 0.6%
Clarion Gables Multi-Family Trust LP (0.0% Account Interest)		$—		$30.1
LCS SHIP Venture I LLC (90.0% Account Interest)		216.1		129.7
SP V - II, LLC (75.0% Account Interest)		23.3		—
Taconic New York City GP Fund, LP (60.0% Account Interest)		29.8		15.7
Transwestern Mezz Realty Partners III, LLC (11.7% Account Interest)		—		0.4
Veritas Trophy VI, LLC (90.0% Account Interest)		4.2		—
IDR - Core Property Index Fund, LLC (2.0% Account Interest)		25.0		—
Grubb Southeast Real Estate Fund VI, LLC (67.0% Account Interest)		13.4		—
TOTAL REAL ESTATE FUNDS (Cost $273.3 and $176.9)		$311.8		$175.9
TOTAL REAL ESTATE JOINT VENTURES AND FUNDS (Cost $6,244.4 and $5,207.8)		$7,516.0		$6,532.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES—16.7% and 19.4%
REAL ESTATE-RELATED MARKETABLE SECURITIES—2.8% and 5.0%

Shares		Issuer	Fair Value at December 31,
2019	2018		2019		2018
25,333	110,762	Acadia Realty Trust	$0.7		$2.6
77,213	46,535	Agree Realty Corporation	5.4		2.8
20,424	94,479	Alexander & Baldwin, Inc.	0.4		1.7
635	2,986	Alexander's, Inc.	0.2		0.9
114,902	146,953	Alexandria Real Estate Equities, Inc.	18.6		16.9
14,387	52,670	American Assets Trust, Inc.	0.7		2.1
40,898	188,889	American Campus Communities, Inc.	1.9		7.8
31,822	75,276	American Financial Trust, Inc.	0.4	(7)	1.0	(7)
241,918	357,614	American Homes 4 Rent	6.3		7.1
298,037	606,653	American Tower Corp.	68.5		96.0
247,312	118,616	Americold Realty Trust	8.7		3.0
44,204	213,704	Apartment Investment and Management Company	2.3		9.4
62,827	301,399	Apple Hospitality Inc.	1.0		4.3
15,666	69,576	Armada Hoffler Properties Inc.	0.3		1.0
26,793	108,956	Ashford Hospitality Trust, Inc.	0.1		0.4
106,486	190,742	Avalonbay Communities, Inc.	22.3		33.2
7,650	30,596	Bluerock Residential Growth, Inc.	0.1		0.3
106,065	213,492	Boston Properties, Inc.	14.6		24.0
8,938	39,766	Braemar Hotels & Resorts, Inc.	0.1		0.4
52,132	243,776	Brandywine Realty Trust	0.8		3.1
88,801	418,058	Brixmore Property Group Inc	1.9		6.1
19,539	173,572	Brookfield Property REIT	0.4		2.8
2,900	12,485	BRT Apartments Corporation	—		0.1
27,796	123,044	Camden Property Trust	2.9		10.8
28,420	115,194	CareTrust REIT Inc.	0.6		2.1
14,592	64,018	Catchmark Timber Trust, Inc.	0.2		0.5
50,454	239,329	CBL & Associates Properties, Inc.	0.1	(7)	0.5
25,522	112,105	Cedar Shopping Centers, Inc.	0.1		0.4
13,659	65,187	Chatham Lodging Trust	0.3		1.2
—	80,952	Chesapeake Lodging Trust	—		2.0
15,789	47,817	City Office REIT Inc.	0.2		0.5
5,192	21,288	Clipper Realty, Inc.	0.1		0.3
492,974	661,676	Colony Capital, Inc.	2.3		3.1
34,825	163,866	Columbia Property Trust Inc.	0.7		3.2
5,492	23,436	Community Healthcare Trust, Inc.	0.2		0.7
35,462	162,853	CoreCivic, Inc.	0.6		2.9
3,830	16,269	Corenergy Infrastructure Trust, Inc.	0.2		0.5
11,903	57,463	Corepoint Lodging, Inc.	0.1		0.7
11,149	50,118	CoreSite Realty Corporation	1.3		4.4
33,505	142,696	Corporate Office Properties Trust	1.0		3.0
43,565	580,413	Cousins Properties, Inc.	1.8		4.6
248,664	572,594	Crown Castle International Corporation	35.3		62.2
57,474	255,847	Cubesmart	1.8		7.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at December 31,
2019	2018		2019		2018
60,485	144,491	CyrusOne Inc.	$4.0		$7.6
59,944	284,793	DiamondRock Hospitality Company	0.7		2.6
94,906	284,543	Digital Realty Trust, Inc.	11.4		30.3
49,622	222,742	Douglas Emmett, Inc.	2.2		7.6
244,465	493,225	Duke Realty Corporation	8.5		12.8
22,034	86,054	Easterly Government Properties, Inc.	0.5		1.3
41,238	48,463	EastGroup Properties, Inc.	5.5		4.4
44,235	196,612	Empire State Realty Trust	0.6		2.8
23,023	102,222	EPR Properties	1.6		6.5
60,851	110,827	Equinix Inc.	35.5		39.1
256,618	118,255	Equity Lifestyle Properties, Inc.	18.1		11.5
283,999	495,921	Equity Residential	23.0		32.7
188,894	47,818	Essential Properties Realty	4.7		0.7
54,492	90,861	Essex Property Trust, Inc.	16.4		22.3
107,410	168,808	Extra Space Storage, Inc.	11.3		15.3
8,142	39,335	Farmland Partners, Inc.	0.1		0.2
66,222	100,845	Federal Realty Investment Trust	8.5		11.9
37,538	171,124	First Industrial Realty Trust, Inc.	1.6		4.9
20,389	95,288	Four Corners Property Trust	0.6		2.5
30,896	148,193	Franklin Street Properties Corp.	0.3		0.9
14,739	66,846	Front Yard Residential Corp.	0.2		0.6
180,230	279,615	Gaming and Leisure Properties, Inc.	7.8		9.0
160,000	—	GDS Holdings LTD ADR	4.0	(7)	—
35,427	164,774	GEO Group Inc./The	0.6		3.2
9,933	45,390	Getty Realty Corp.	0.3		1.3
9,121	40,600	Gladstone Commercial Corporation	0.2		0.7
6,226	17,897	Gladstone Land Corporation	0.1		0.2
9,380	27,913	Global Medical REIT, Inc.	0.1		0.2
26,663	97,753	Global Net Lease, Inc.	0.5		1.7
—	134,722	Government Properties Income Trust	—		0.9
—	651,177	HCP, Inc.	—		18.2
39,221	170,298	Healthcare Realty Trust Inc.	1.3		4.8
60,957	285,255	Healthcare Trust of America	1.8		7.2
496,493	—	Healthpeak Properties, Inc.	17.1		—
10,385	50,946	Hersha Hospitality Trust	0.2		0.9
30,535	140,879	Highwoods Properties, Inc.	1.5		5.5
—	225,198	Hospitality Properties Trust	—		5.4
661,737	1,014,135	Host Hotels & Resorts, Inc.	12.3		16.9
275,440	213,134	Hudson Pacific Properties, Inc.	10.4		6.2
26,784	123,683	Independence Realty Trust, Inc.	0.4		1.1
19,292	88,878	Industrial Logics Properties	0.4		1.7
134,775	—	Interxion Holding NV	7.0		—
3,467	16,729	Investors Real Estate Trust	0.3		0.8
559,204	414,132	Invitation Homes, Inc.	16.8		8.3
84,852	393,221	Iron Mountain Inc.	2.7		12.7

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at December 31,
2019	2018		2019		2018
163,782	1,500,000	iShares Dow Jones US Real Estate Index Fund	$15.2	(7)	$112.4	(7)
36,559	144,518	JBG Smith Properties	1.5		5.0
95,936	136,455	Kilroy Realty Corporation	8.0		8.6
120,171	563,416	Kimco Realty Corporation	2.5		8.3
24,663	113,467	Kite Realty Group Trust	0.5		1.6
25,456	116,496	Lamar Advertising Corporation	2.3		8.1
71,595	293,991	Lexington Realty Trust	0.8		2.4
46,357	204,392	Liberty Property Trust	2.8		8.6
13,885	63,299	Life Storage, Inc.	1.5		5.9
11,718	54,350	LTC Properties, Inc.	0.5		2.3
25,783	123,992	Mack-Cali Realty Corporation	0.6		2.4
—	44,471	Medequities Realty Trust, Inc.	—		0.3
152,801	503,539	Medical Properties Trust, Inc.	3.2		8.1
220,000	—	Megaport, LTD	1.7		—
85,000	—	MGM Growth Properties, L.L.C.	2.6		—
103,823	157,147	Mid-America Apartment Communities, Inc.	13.7		15.0
27,502	121,059	Monmouth Real Estate Investment Corporation	0.4		1.5
12,615	56,533	National Health Investors, Inc.	1.0		4.3
50,907	219,159	National Retail Properties, Inc.	2.7		10.6
17,663	78,758	National Storage Affiliates Trust	0.6		2.1
24,918	97,013	New Senior Investment Group	0.2		0.4
5,632	25,395	Nexpoint Residential Trust, Inc.	0.3		0.9
—	60,527	NorthStar Realty Europe Corp.	—		0.9
14,200	—	Office Properties Income Trust, Inc.	0.5		—
64,786	273,749	Omega Healthcare Investors, Inc.	2.7		9.6
4,628	21,786	One Liberty Properties, Inc.	0.1		0.5
42,727	192,190	Outfront Media Inc.	1.1		3.5
58,127	289,253	Paramount Group Inc.	0.8		3.6
71,359	276,143	Park Hotels & Resorts, Inc.	1.8		7.2
38,713	186,399	Pebblebrook Hotel Trust	1.0		5.3
20,665	96,360	Pennsylvania Real Estate Investment Trust	0.1	(7)	0.6
55,271	250,372	Physicians Realty Trust	1.0		4.0
37,274	177,784	Piedmont Office Realty Trust, Inc.	0.8		3.0
3,863	—	Plymouth Industrial REIT, Inc.	0.1		—
19,688	91,285	Potlatch Corporation	0.9		2.9
13,220	54,653	Preferred Apartment Communities, Inc.	0.2		0.8
472,201	865,465	ProLogis	42.1		50.8
5,958	27,314	PS Business Parks, Inc.	1.0		3.6
82,126	205,162	Public Storage, Inc.	17.5		41.5
105,041	69,517	QTS Realty Trust, Inc.	5.7		2.6
38,741	178,720	Rayonier, Inc.	1.3		4.9
197,129	408,129	Realty Income Corporation	14.4		25.7
159,520	210,244	Regency Centers Corporation	10.1		12.3
33,519	155,276	Retail Opportunity Investment	0.6		2.5
63,727	298,353	Retail Properties of America	0.9		3.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at December 31,
2019	2018		2019		2018
4,440	21,416	Retail Value, Inc.	$0.2		$0.6
282,611	126,860	Rexford Industrial Realty Inc.	12.8		3.7
50,071	239,679	RLJ Lodging Trust	0.9		3.9
23,246	113,496	RPT Realty	0.3		1.4
13,660	61,126	Ryman Hospitality Properties	1.2		4.1
167,181	244,568	Sabra Health Care REIT Inc.	3.6		4.0
3,168	—	Safe Hold, Inc.	0.1		—
—	10,996	Safety Income and Growth, Inc	—		0.2
3,537	16,999	Saul Centers, Inc.	0.2		0.9
76,914	154,833	SBA Communications Corporation	18.5		25.1
—	121,549	Select Income Real Estate Investment Trust	—		0.9
70,465	326,164	Senior Housing Properties Trust	0.6		3.8
48,715	—	Service Properties Trust	1.2		—
200,628	426,117	Simon Property Group, Inc.	29.9		71.6
394,633	209,816	Site Centers Corporation	5.5		2.3
115,766	113,961	SL Green Realty Corp.	10.6		9.0
—	59,766	Spirit MTA REIT	—		0.4
29,513	117,972	Spirit Realty Capital Inc.	1.5		4.3
39,632	135,097	Stag Industrial, Inc.	1.3		3.4
228,776	264,895	STORE Capital Corporation	8.5		7.5
30,813	141,848	Summit Hotel Properties, Inc.	0.4		1.4
123,951	116,162	Sun Communities, Inc.	18.6		11.8
66,821	313,714	Sunstone Hotel Investors, L.L.C.	0.9		4.1
27,198	126,963	Tanger Factory Outlet Centers, Inc.	0.4	(7)	2.6
39,475	81,759	Taubman Centers, Inc.	1.2		3.8
139,538	80,363	Terreno Realty Corporation	7.6		2.8
42,266	188,118	The Macerich Company	1.1	(7)	8.1
—	73,743	Tier Inc.	—		1.5
86,400	366,433	UDR, Inc.	4.0		14.5
10,668	46,595	UMH Properties, Inc.	0.2		0.6
150,082	231,999	UNITI Group, Inc.	1.2	(7)	3.6
3,816	18,151	Universal Health Realty Income Trust	0.4		1.1
34,264	150,757	Urban Edge Properties	0.7		2.5
8,803	42,533	Urstadt Biddle Properties, Inc.	0.2		0.9
85,000	—	Vanguard Real Estate ETF	7.9		—
190,949	491,993	Ventas, Inc.	11.0		28.8
318,132	1,342,240	VEREIT, Inc.	2.9		9.6
377,486	554,541	Vici Properties, Inc.	9.6		10.4
51,469	238,674	Vornado Realty Trust	3.4		14.8
55,611	257,311	Washington Prime Group, Inc.	0.2	(7)	1.3
23,876	110,436	Washington Real Estate Investment Trust	0.7		2.5
36,198	165,849	Weingarten Realty Investors	1.1		4.1
300,767	514,421	Welltower Inc.	24.5		35.7
386,918	1,035,575	Weyerhaeuser Company	11.7		22.6
11,404	54,425	Whitestone Real Estate Investment Trust B	0.2		0.7

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at December 31,
2019	2018		2019	2018
50,897	219,891	WP Carey Inc.	$4.1	$14.4
33,741	154,344	Xenia Hotels & Resorts, Inc.	0.7	2.7
TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $686.0 and $1,274.7)			$825.7	$1,415.1
OTHER MARKETABLE SECURITIES—13.9% and 14.4%
U.S. GOVERNMENT AGENCY NOTES—0.7% and 7.2%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2019	2018				2019	2018
$—	$20.0	Fannie Mae Discount Notes	2.270%	1/9/2019	$—	$20.0
—	3.6	Fannie Mae Discount Notes	2.350%	2/6/2019	—	3.5
—	22.6	Fannie Mae Discount Notes	2.390%	2/13/2019	—	22.5
—	17.6	Fannie Mae Discount Notes	2.350%	3/1/2019	—	17.5
—	6.0	Farmer Mac Discount Notes	2.440%	3/15/2019	—	6.0
—	9.1	Federal Farm Credit Bank Discount Notes	2.380%	3/18/2019	—	9.0
—	18.0	Federal Farm Credit Bank Discount Notes	2.490%	5/2/2019	—	17.9
—	20.0	Federal Farm Credit Bank Discount Notes	2.540%	5/23/2019	—	19.8
65.4	—	Federal Home Loan Bank	1.734%	11/19/2021	65.5	—
50.0	—	Federal Home Loan Bank	1.700%	12/20/2021	50.0	—
—	33.0	Federal Home Loan Bank Discount Notes	2.167%-2.195%	1/11/2019	—	33.0
—	37.6	Federal Home Loan Bank Discount Notes	2.220%	1/14/2019	—	37.6
—	36.2	Federal Home Loan Bank Discount Notes	2.220%	1/15/2019	—	36.2
—	35.0	Federal Home Loan Bank Discount Notes	2.220%	1/16/2019	—	35.0
—	40.9	Federal Home Loan Bank Discount Notes	2.189%-2.197%	1/18/2019	—	40.9
—	29.5	Federal Home Loan Bank Discount Notes	2.190%	1/23/2019	—	29.5
—	25.6	Federal Home Loan Bank Discount Notes	2.330%	1/28/2019	—	25.6
—	12.0	Federal Home Loan Bank Discount Notes	2.250%	1/29/2019	—	12.0
—	40.0	Federal Home Loan Bank Discount Notes	2.260%-2.265%	1/30/2019	—	39.9
—	14.3	Federal Home Loan Bank Discount Notes	2.290%	2/8/2019	—	14.3
—	30.0	Federal Home Loan Bank Discount Notes	2.300%-2.319%	2/11/2019	—	29.9
—	24.7	Federal Home Loan Bank Discount Notes	2.340%	2/15/2019	—	24.6
—	35.0	Federal Home Loan Bank Discount Notes	2.331%-2.353%	2/19/2019	—	34.9
—	36.8	Federal Home Loan Bank Discount Notes	2.235%-2.353%	2/20/2019	—	36.6
—	45.0	Federal Home Loan Bank Discount Notes	2.294%-2.314%	2/22/2019	—	44.8
—	14.1	Federal Home Loan Bank Discount Notes	2.330%	2/25/2019	—	14.0
—	40.0	Federal Home Loan Bank Discount Notes	2.330%	2/26/2019	—	39.9
—	21.5	Federal Home Loan Bank Discount Notes	2.330%	2/27/2019	—	21.4
—	26.4	Federal Home Loan Bank Discount Notes	2.310%	3/1/2019	—	26.3
—	31.5	Federal Home Loan Bank Discount Notes	2.316%-2.355%	3/6/2019	—	31.4
—	40.0	Federal Home Loan Bank Discount Notes	2.370%	3/8/2019	—	39.8
—	37.3	Federal Home Loan Bank Discount Notes	2.432%-2.437%	3/11/2019	—	37.2
—	40.0	Federal Home Loan Bank Discount Notes	2.420%	3/12/2019	—	39.8
—	40.0	Federal Home Loan Bank Discount Notes	2.400%	3/13/2019	—	39.8
—	10.0	Federal Home Loan Bank Discount Notes	2.360%	3/15/2019	—	10.0
—	30.0	Federal Home Loan Bank Discount Notes	2.360%	3/19/2019	—	29.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2019	2018				2019	2018
$—	$12.0	Federal Home Loan Bank Discount Notes	2.430%	3/21/2019	$—	$11.9
—	22.4	Federal Home Loan Bank Discount Notes	2.410%	3/26/2019	—	22.2
—	25.3	Federal Home Loan Bank Discount Notes	2.370%	3/27/2019	—	25.1
—	40.0	Federal Home Loan Bank Discount Notes	2.460%	4/5/2019	—	39.7
—	40.0	Federal Home Loan Bank Discount Notes	2.470%	4/8/2019	—	39.7
—	50.0	Federal Home Loan Bank Discount Notes	2.440%	4/10/2019	—	49.7
—	24.1	Federal Home Loan Bank Discount Notes	2.440%	4/12/2019	—	23.9
—	14.1	Federal Home Loan Bank Discount Notes	2.440%-2.500%	4/24/2019	—	14.0
—	10.6	Federal Home Loan Bank Discount Notes	2.450%-2.500%	4/26/2019	—	10.5
—	87.0	Federal Home Loan Bank Discount Notes	2.470%-2.510%	4/29/2019	—	86.3
—	24.0	Federal Home Loan Bank Discount Notes	2.470%-2.510%	5/3/2019	—	23.8
—	18.5	Federal Home Loan Bank Discount Notes	2.440%-2.550%	5/15/2019	—	18.3
—	40.5	Federal Home Loan Bank Discount Notes	2.520%	5/17/2019	—	40.1
—	30.0	Federal Home Loan Bank Discount Notes	2.530%	5/22/2019	—	29.7
4.8	—	Federal Home Loan Bank Discount Notes	1.521%-1.572%	1/6/2020	4.8	—
21.2	—	Federal Home Loan Bank Discount Notes	1.680%	1/10/2020	21.2	—
26.0	—	Federal Home Loan Bank Discount Notes	1.700%	1/15/2020	26.0	—
43.0	—	Federal Home Loan Bank Discount Notes	1.575%-1.593%	1/31/2020	42.9	—
—	25.0	Freddie Mac Discount Notes	2.130%	1/2/2019	—	25.0
—	32.4	Freddie Mac Discount Notes	2.146%-2.174%	1/4/2019	—	32.4
—	35.1	Freddie Mac Discount Notes	2.146%-2.175%	1/7/2019	—	35.1
—	35.0	Freddie Mac Discount Notes	2.130%	1/8/2019	—	35.0
—	40.0	Freddie Mac Discount Notes	2.130%	1/9/2019	—	40.0
—	36.1	Freddie Mac Discount Notes	2.179%-2.217%	1/22/2019	—	36.1
—	40.0	Freddie Mac Discount Notes	2.190%	1/25/2019	—	39.9
—	16.0	Freddie Mac Discount Notes	2.200%	1/28/2019	—	15.9
—	15.0	Freddie Mac Discount Notes	2.200%	1/29/2019	—	15.0
—	39.9	Freddie Mac Discount Notes	2.190%	2/1/2019	—	39.8
—	25.9	Freddie Mac Discount Notes	2.240%	2/4/2019	—	25.8
—	35.0	Freddie Mac Discount Notes	2.240%	2/5/2019	—	34.9
—	30.0	Freddie Mac Discount Notes	2.240%	2/6/2019	—	29.9
—	39.3	Freddie Mac Discount Notes	2.300%	2/12/2019	—	39.1
—	15.0	Freddie Mac Discount Notes	2.250%	2/20/2019	—	15.0
—	21.3	Freddie Mac Discount Notes	2.290%	3/4/2019	—	21.3
—	17.1	Freddie Mac Discount Notes	2.330%	3/5/2019	—	17.1
—	23.8	Freddie Mac Discount Notes	2.380%	3/20/2019	—	23.6
—	19.5	Freddie Mac Discount Notes	2.390%	3/22/2019	—	19.4
—	25.9	Freddie Mac Discount Notes	2.380%	3/25/2019	—	25.8
—	30.0	Freddie Mac Discount Notes	2.410%	4/1/2019	—	29.8
—	16.1	Freddie Mac Discount Notes	2.380%-2.430%	4/2/2019	—	16.0
—	20.1	Freddie Mac Discount Notes	2.430%	4/3/2019	—	20.0
—	40.0	Freddie Mac Discount Notes	2.460%	4/17/2019	—	39.7
—	24.1	Freddie Mac Discount Notes	2.520%	5/20/2019	—	23.8
TOTAL U.S. GOVERNMENT AGENCY NOTES (Cost $210.2 and $2,050.8)					$210.4	$2,050.7
F

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

OREIGN GOVERNMENT AGENCY NOTES—0.2% and 0.0%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2019	2018				2019	2018
$49.3	$—	Japan Bank for International Cooperation	1.750%	10/17/2022	$48.9	$—
0.2	—	Korea Development Bank	2.610%	10/1/2022	0.3	—
TOTAL FOREIGN GOVERNMENT AGENCY NOTES (Cost $49.5 and $0.0)					$49.2	$—
UNITED STATES TREASURY SECURITIES—8.7% and 7.2%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2019	2018				2019	2018
$—	$33.8	United States Treasury Bills	2.147%-2.334%	1/3/2019	$—	$33.8
—	50.0	United States Treasury Bills	2.330%	1/8/2019	—	50.0
—	189.9	United States Treasury Bills	2.162%-2.321%	1/10/2019	—	189.8
—	82.1	United States Treasury Bills	2.279%-2.316%	1/15/2019	—	82.0
—	150.1	United States Treasury Bills	2.204%-2.315%	1/17/2019	—	149.9
—	153.0	United States Treasury Bills	2.226%-2.332%	1/24/2019	—	152.8
—	50.0	United States Treasury Bills	2.370%	1/29/2019	—	49.9
—	67.3	United States Treasury Bills	2.235%-2.405%	1/31/2019	—	67.2
—	100.0	United States Treasury Bills	2.254%	2/7/2019	—	99.8
—	61.9	United States Treasury Bills	2.391%-2.401%	2/12/2019	—	61.7
—	108.0	United States Treasury Bills	2.253%-2.334%	2/14/2019	—	107.7
—	20.0	United States Treasury Bills	2.410%	2/19/2019	—	19.9
—	84.4	United States Treasury Bills	2.276%-2.277%	2/21/2019	—	84.1
—	18.0	United States Treasury Bills	2.440%	2/26/2019	—	17.9
—	31.8	United States Treasury Bills	2.298%-2.331%	2/28/2019	—	31.7
—	73.7	United States Treasury Bills	2.309%-2.379%	3/7/2019	—	73.4
—	130.0	United States Treasury Bills	2.339%-2.372%	3/14/2019	—	129.4
—	50.0	United States Treasury Bills	2.340%	3/21/2019	—	49.7
—	100.0	United States Treasury Bills	2.415%	3/28/2019	—	99.4
—	89.9	United States Treasury Bills	2.360%-2.450%	4/4/2019	—	89.3
—	99.5	United States Treasury Bills	2.420%-2.460%	4/11/2019	—	98.8
—	110.3	United States Treasury Bills	2.460%-2.470%	4/18/2019	—	109.5
—	57.1	United States Treasury Bills	2.390%-2.490%	4/25/2019	—	56.7
—	33.7	United States Treasury Bills	2.470%	5/2/2019	—	33.4
—	38.4	United States Treasury Bills	2.430%-2.500%	5/9/2019	—	38.1
—	62.7	United States Treasury Bills	2.430%-2.510%	5/16/2019	—	62.1
11.9	—	United States Treasury Bills	1.540%	1/2/2020	11.9	—
40.0	—	United States Treasury Bills	1.537%	1/14/2020	40.0	—
238.3	—	United States Treasury Bills	1.530%	1/21/2020	238.3	—
10.1	—	United States Treasury Bills	1.629%	1/23/2020	10.1	—
26.1	—	United States Treasury Bills	1.526%	1/30/2020	26.1	—
39.9	—	United States Treasury Bills	1.538%	2/4/2020	39.9	—
20.0	—	United States Treasury Bills	1.550%	2/6/2020	20.0	—
149.7	—	United States Treasury Bills	1.503%	2/11/2020	149.8	—
49.9	—	United States Treasury Bills	1.575%	2/13/2020	49.9	—
13.0	—	United States Treasury Bills	1.554%	2/20/2020	13.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2019	2018				2019	2018
$49.9	$—	United States Treasury Bills	1.583%	2/27/2020	$49.9	$—
46.1	—	United States Treasury Bills	1.515%	3/5/2020	46.1	—
54.5	—	United States Treasury Bills	1.576%	3/12/2020	54.5	—
44.8	—	United States Treasury Bills	1.780%	3/19/2020	44.9	—
38.9	—	United States Treasury Bills	1.515%	4/2/2020	38.8	—
99.8	—	United States Treasury Notes	1.375%	5/31/2020	99.9	—
100.4	—	United States Treasury Notes	2.625%	7/31/2020	100.6	—
249.5	—	United States Treasury Notes	1.500%	8/15/2020	249.8	—
653.1	—	United States Treasury Notes	2.625%	8/15/2020	653.9	—
100.8	—	United States Treasury Notes	2.250%	4/30/2021	100.8	—
199.4	—	United States Treasury Notes	1.625%	6/30/2021	200.0	—
99.9	—	United States Treasury Notes	1.750%	7/31/2021	100.2	—
49.6	—	United States Treasury Notes	1.250%	10/31/2021	49.7	—
100.0	—	United States Treasury Notes	1.750%	7/15/2022	100.3	—
100.7	—	United States Treasury Notes	1.875%	7/31/2022	100.7	—
TOTAL UNITED STATES TREASURY SECURITIES (Cost $2,586.3 and $2,038.1)					$2,589.1	$2,038.0
CORPORATE BOND SECURITIES—4.2% and 0.0%

Principal		Issuer	Coupon Rate	Credit Rating(8)	Maturity Date	Fair Value at December 31,
2019	2018					2019	2018
$11.5	$—	Air Lease Corporation	2.250%	BBB	1/15/2023	$11.5	$—
13.8	—	American Honda Finance	1.700%	A	9/9/2021	13.7	—
19.7	—	American Honda Finance	2.050%	A	1/10/2023	19.7	—
27.7	—	Apple, Inc.	1.700%	AA+	9/11/2022	27.7	—
29.2	—	Banco Santander SA	3.500%	A-	4/11/2022	30.0	—
12.0	—	Bank of America Corporation	2.369%	A-	7/21/2021	12.0	—
21.6	—	Bank of America Corporation	2.503%	A-	10/21/2022	21.8	—
29.5	—	Bank of New York Mellon Corporation	1.950%	A	8/23/2022	29.6	—
8.1	—	Truist	2.150%	A-	2/1/2021	8.1	—
3.5	—	Berkshire Hathaway Energy	2.400%	A-	2/1/2020	3.5	—
10.0	—	Boeing Co.	1.650%	A-	10/30/2020	10.0	—
28.9	—	Boeing Co.	2.300%	A-	8/1/2021	29.0	—
10.9	—	BPCE SA	2.750%	A+	12/2/2021	11.0	—
8.0	—	Canadian National Railway	2.400%	A	2/3/2020	8.0	—
21.8	—	Capital One, NA	2.150%	BBB+	9/6/2022	21.8	—
4.8	—	Caterpillar Financial Service	1.850%	A	9/4/2020	4.7	—
42.5	—	Caterpillar Financial Service	2.185%	A	3/8/2021	42.6	—
12.0	—	Centerpoint Energy Resource	4.500%	BBB+	1/15/2021	12.2	—
27.0	—	Columbia Pipeline Group	3.300%	A3	6/1/2020	27.1	—
24.5	—	Diageo Capital PLC	4.828%	A-	7/15/2020	24.9	—
34.5	—	Exxon Mobil Corporation	1.902%	AA+	8/16/2022	34.7	—
14.0	—	Fifth Third Bank	2.875%	BBB+	7/27/2020	14.1	—
5.0	—	Fifth Third Bank	2.250%	A-	6/14/2021	5.0	—
4.0	—	General Dynamics Corporation	2.875%	A+	5/11/2020	4.0	—
2.3	—	Georgia Power Company	2.000%	A-	3/30/2020	2.3	—
15.0	—	Georgia Power Company	2.000%	A-	9/8/2020	15.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Coupon Rate	Credit Rating(8)	Maturity Date	Fair Value at December 31,
2019	2018					2019	2018
$8.0	$—	Georgia Power Company	2.400%	A-	4/1/2021	$8.0	$—
7.5	—	Goldman Sachs Group, Inc.	2.600%	BBB+	4/23/2020	7.5	—
12.2	—	Goldman Sachs Group, Inc.	2.600%	BBB+	12/27/2020	12.2	—
25.0	—	Goldman Sachs Group, Inc.	2.350%	BBB+	11/15/2021	25.1	—
10.5	—	HSBC Bank USA, NA	4.875%	A	8/24/2020	10.7	—
11.7	—	John Deere Capital Corporation	1.950%	A	6/13/2022	11.7	—
25.0	—	JP Morgan Chase Bank, NA	2.604%	A+	2/1/2021	25.0	—
20.0	—	JP Morgan Chase Bank, NA	3.086%	A+	4/26/2021	20.1	—
65.0	—	Mitsubishi UFJ Financial Group	2.190%	A-	9/13/2021	65.2	—
9.2	—	Morgan Stanley	2.650%	BBB+	1/27/2020	9.2	—
20.0	—	Morgan Stanley	2.800%	BBB+	6/16/2020	20.1	—
8.3	—	Morgan Stanley	2.500%	BBB+	4/21/2021	8.4	—
7.0	—	Morgan Stanley	2.625%	BBB+	11/17/2021	7.1	—
18.4	—	MPLX LP	2.785%	BBB	9/9/2021	18.5	—
50.8	—	Nextera Energy Capital	2.403%	BBB+	9/1/2021	51.2	—
20.0	—	Occidental Petroleum Corporation	2.854%	BBB	2/8/2021	20.1	—
14.9	—	Occidental Petroleum Corporation	2.600%	BBB	8/13/2021	15.0	—
31.1	—	Occidental Petroleum Corporation	2.700%	BBB	8/15/2022	31.4	—
35.0	—	Omnicom GP/Omnicom CAP	4.450%	BBB+	8/15/2020	35.5	—
20.0	—	Oracle Corporation	1.900%	A+	9/15/2021	20.0	—
11.6	—	Paccar Financial Corporation	2.000%	A+	9/26/2022	11.7	—
19.3	—	Paypal Holdings, Inc.	2.200%	BBB+	9/26/2022	19.4	—
20.0	—	Skandinaviska Enskilda	1.875%	A+	9/13/2021	19.9	—
5.0	—	Sumitomo Mitsui Financial Group	2.934%	A-	3/9/2021	5.1	—
5.0	—	Sumitomo Mitsui Financial Group	2.058%	A-	7/14/2021	5.0	—
23.0	—	The Walt Disney Company	2.157%	A	9/1/2021	23.1	—
17.1	—	Toronto Dominion Bank	2.500%	AA-	12/14/2020	17.2	—
14.5	—	Toronto Dominion Bank	2.170%	A	3/17/2021	14.5	—
20.0	—	United Technologies Corporation	1.900%	BBB+	5/4/2020	20.0	—
12.8	—	Wells Fargo Bank, NA	3.325%	A+	7/23/2021	12.9	—
30.0	—	Wells Fargo Bank, NA	2.082%	A+	9/9/2022	30.0	—
10.0	—	Toronto Dominion Bank	1.900%	A	12/1/2022	10.0	—
32.9	—	Citigroup, Inc.	2.312%	BBB+	11/4/2022	32.9	—
19.6	—	DTE Energy Corporation	2.250%	BBB	11/1/2022	19.6	—
101.4	—	Swedish Export Credit	1.625%	AA+	11/14/2022	101.0	—
20.0	—	PNC Bank, NA	2.315%	A	12/9/2022	20.0	—
20.0	—	PNC Bank, NA	2.028%	A	12/9/2022	20.0	—
20.0	—	MUFG Union Bank, NA	2.100%	A	12/9/2022	20.0	—
TOTAL CORPORATE BOND SECURITIES (Cost $1,265.4 and $0.0)						$1,268.3	$—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MUNICIPAL BOND SECURITIES—0.1% and 0.0%

Principal		Issuer	Coupon Rate	Credit Rating(8)	Maturity Date	Fair Value at December 31,
2019	2018					2019	2018
$0.7	$—	Broward County Florida Airport System Revenue	1.844%	A+	10/1/2020	$0.6	$—
0.6	—	Broward County Florida Airport System Revenue	1.874%	A+	10/1/2021	0.5	—
0.6	—	Broward County Florida Airport System Revenue	1.936%	A+	10/1/2022	0.6	—
2.0	—	California State Health Facilities Financing Authority	1.896%	AA-	6/1/2021	2.0	—
1.0	—	California State Health Facilities Financing Authority	1.893%	AA-	6/1/2022	1.0	—
1.3	—	Colorado State Health Facilities Authority HOS	2.075%	A+	11/1/2020	1.2	—
0.8	—	Colorado State Health Facilities Authority HOS	2.185%	A+	11/1/2021	0.8	—
1.1	—	Colorado State Health Facilities Authority HOS	2.237%	A+	11/1/2022	1.1	—
0.8	—	Florida State Municipal Power Agency	1.966%	A2	10/1/2020	0.8	—
1.1	—	Florida State Municipal Power Agency	1.986%	A2	10/1/2021	1.2	—
1.0	—	Florida State Municipal Power Agency	2.064%	A2	10/1/2022	1.0	—
0.6	—	Hamilton County Ohio Healthcare Facilities	2.135%	AA	6/1/2020	0.6	—
0.9	—	Harris County Texas Cultural Education Facilities	2.015%	AA-	5/15/2020	0.9	—
1.3	—	Harris County Texas Cultural Education Facilities	2.065%	AA-	5/15/2021	1.3	—
1.3	—	Harris County Texas Cultural Education Facilities	2.102%	AA-	5/15/2022	1.3	—
0.5	—	Indiana State Finance Authority	2.242%	AA-	3/1/2020	0.5	—
1.1	—	Lansing Michigan Board of Water and Light Utility System	1.952%	AA-	7/1/2022	1.2	—
7.1	—	Massachusetts State Water Resources	1.661%	AA+	8/1/2020	7.1	—
1.2	—	Massachusetts State Water Resources	1.702%	AA+	8/1/2021	1.2	—
2.9	—	Massachusetts State Water Resources	1.734%	AA+	8/1/2022	2.9	—
0.3	—	Matanuska-Susitna Borough Alaska	2.016%	AA+	3/1/2023	0.3	—
0.5	—	Midland County Texas Fresh Water Supply	1.872%	AA-	9/15/2021	0.5	—
0.5	—	Midland County Texas Fresh Water Supply	1.910%	AA-	9/15/2022	0.5	—
0.2	—	Park Creek Metropolitan District Revenue	2.292%	AA	12/1/2022	0.2	—
0.2	—	Stockton California Public Financing Authority	1.942%	AA	10/1/2020	0.2	—
0.2	—	Stockton California Public Financing Authority	2.048%	AA	10/1/2021	0.2	—
0.1	—	Stockton California Public Financing Authority	2.145%	AA	10/1/2022	0.1	—
0.7	—	Texas State University System Revenue Finance	1.760%	Aa2	3/15/2020	0.7	—
0.5	—	Texas State University System Revenue Finance	1.810%	Aa2	3/15/2021	0.5	—
1.7	—	Texas State University System Revenue Finance	1.839%	Aa2	3/15/2022	1.7	—
0.5	—	University of Akron	1.976%	A1	1/1/2021	0.5	—
TOTAL MUNICIPAL BOND SECURITIES (Cost $33.3 and $0.0)						$33.2	$—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Coupon Rate	Credit Rating(8)	Maturity Date	Fair Value at December 31,
2019	2018					2019	2018
TOTAL OTHER MARKETABLE SECURITIES (Cost $4,144.7 and $4,088.9)						$4,150.2	$4,088.7
TOTAL MARKETABLE SECURITIES (Cost $4,830.7 and $5,363.6)						$4,975.9	$5,503.8
LOANS RECEIVABLE—5.0% and 3.2%

Principal					Maturity Date	Fair Value at December 31,
2019	2018	Borrower	Property Type	Interest Rate(6)		2019	2018
$6.3	$6.3	DJM Capital Partners Mezzanine	Retail	5.000%	3/2/2020	$6.3	$6.3
87.5	83.2	311 South Wacker Mezzanine	Office	4.70% + LIBOR	6/7/2020	86.8	83.2
92.2	95.2	Blackstone RioCan Retail Portfolio Mezzanine	Retail	4.65% + LIBOR	6/9/2020	92.2	95.3
60.0	60.0	River North Point Junior Mezzanine	Office	4.30% + LIBOR	7/9/2020	60.0	60.0
128.6	176.4	Project Glacier Mezzanine	Industrial	4.40% + LIBOR	11/9/2020	128.6	176.4
53.8	—	SCG Oakland Portfolio	Office	4.25% + LIBOR	3/1/2021	53.8	—
20.0	20.0	Crest at Las Colinas Station Mezzanine	Apartments	5.11% + LIBOR	5/10/2021	20.0	20.0
60.0	—	SoNo Collection Mezzanine	Retail	6.75% + LIBOR	8/6/2021	60.0	—
125.0	125.0	State Street Financial Center Mezzanine	Office	6.500%	11/10/2021	124.4	125.3
20.0	20.0	Modera Observatory Park Mezzanine	Apartments	4.34% + LIBOR	6/10/2022	20.0	20.0
15.6	—	San Diego Office Portfolio Mezzanine	Office	2.45% + LIBOR	8/9/2022	16.1	—
46.9	—	San Diego Office Portfolio Senior Loan(1)	Office	2.45% + LIBOR	8/9/2022	48.2	—
20.8	19.7	Rosemont Towson Mezzanine	Apartments	4.15% + LIBOR	9/9/2022	20.8	19.7
27.5	26.7	1330 Broadway Mezzanine	Office	5.01% + LIBOR	8/10/2023	27.5	26.8
82.0	63.0	Great Value Storage Portfolio Mezzanine	Storage	7.875%	12/6/2023	82.0	63.2
85.0	—	Park Avenue Tower Mezzanine	Office	4.35% + LIBOR	3/9/2024	85.0	—
71.0	—	BREP VIII Industrial Loan Facility Mezzanine	Industrial	5.00% + LIBOR	3/9/2026	71.0	—
20.0	20.0	Aspen Lake Office Portfolio Mezzanine	Office	8.250%	3/10/2028	20.0	20.2
95.0	95.0	Merritt on the River Office Portfolio Mezzanine	Office	8.000%	8/1/2028	95.0	95.7
100.0	100.0	Charles River Plaza North Mezzanine	Office	6.080%	4/6/2029	100.0	100.9
14.7	—	Liberty Park	Office	6.080%	11/9/2021	14.7	—
33.8	—	Colony New England Hotel Portfolio Mezzanine	Hotel	2.80% + LIBOR	11/9/2022	33.8	—
101.4	—	Colony New England Hotel Portfolio Senior Loan	Hotel	2.80% + LIBOR	11/9/2022	101.4	—
33.9	—	Exo Apartments Mezzanine	Apartments	2.30% + LIBOR	1/9/2023	33.9	—
101.6	—	Exo Apartments Senior Loan	Apartments	2.30% + LIBOR	1/9/2023	101.6	—
TOTAL LOANS RECEIVABLE (Cost $1,504.5 and $910.6)						$1,503.1	$913.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

LOANS RECEIVABLE WITH RELATED PARTIES—0.2% and 0.0%

Principal					Maturity Date	Fair Value at December 31,
2019	2018	Borrower	Property Type	Interest Rate(6)		2019	2018
$36.5	$—	MRA Hub 34 Holding, LLC	Office	2.50% + LIBOR	9/1/2022	$36.5	$—
32.8	—	THP Student Housing, LLC	Apartments	3.200%	9/1/2024	32.5	—
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES (Cost $69.3 and $0.0)						$69.0	$—
TOTAL INVESTMENTS (Cost $25,697.4 and $24,169.8)						$29,899.0	$28,480.4

(1)	The investment has a loan payable outstanding, as indicated in Note 9 - Loans Payable.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	For zero-coupon securities issued at a discount or premium to par, yield represents the annualized yield to maturity. For all other securities, the coupon rate is presented.

(5)	A portion of this investment consists of land currently under development.

(6)
Fixed interest rate loans are represented with a single rate. Variable interest rate loans are presented with their base spread and the corresponding index rate. All variable interest loans currently held by the Account use the one month London Interbank Offered Rate ("LIBOR") rate on U.S. dollar deposits as the index rate, as published by ICE Benchmark Administration Limited.

(7)	All or a portion of these securities are out on loan. The aggregate value of securities on loan December 31, 2019 and December 31, 2018 were $25.2 million and $67.4 million, respectively.

(8)	Credit ratings are sourced from Standard & Poor's ("S&P"), Moody's or Fitch. Ratings are presented using the S&P rating tier definition.

(9)	Property previously held within South Florida Apartment Portfolio.

(10)	A partial disposition of assets held by the investment portfolio occurred in 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees of Teachers Insurance and Annuity Association of America and Participants of TIAA Real Estate Account
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the TIAA Real Estate Account and its subsidiaries (the “Account”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Account as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
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
March 12, 2020
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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act, under the supervision and with the participation of our PEO and PFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon management’s review, the PEO and the PFO concluded with reasonable assurance that the registrant’s disclosure controls and procedures were effective as of December 31, 2019.
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
Management has made a comprehensive review, evaluation, and assessment of the Account’s internal control over financial reporting as of December 31, 2019. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management has concluded that as of December 31, 2019, the Account’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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

PART III

ITEMS 10 AND 11. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT; EXECUTIVE COMPENSATION.
The TIAA Real Estate Account has no officers or directors. Rather, TIAA officers, under the direction and control of the Board, manage the investment of the Account's assets, following investment management procedures that TIAA has adopted for the Account. No TIAA Trustee or executive officer receives compensation from the Account. The Trustees and certain executive officers of TIAA as of March 1, 2020, their years of birth and their principal occupations during at least the past five years, are as follows:
Trustees
Ronald L. Thompson (Chairman of the TIAA Board of Trustees), YOB: 1949
Senior Non-Executive Director, Fiat Chrysler Automobiles (2014 to present). Lead Director (2011 to 2014) and Director (2009 to 2014), Chrysler Group LLC. Member, Plymouth Ventures Partnership II Advisory Board (2010 to present). Director, Medical University of South Carolina Foundation (2013 to present). Trustee, Washington University in St. Louis (1987 to 2013 and 2014 to present).
Jeffrey R. Brown, YOB: 1968
Josef and Margot Lakonishok Professor of Business and Dean of the Gies College of Business at the University of Illinois at Urbana-Champaign (2015 to present). Chair (2019 to present) and Member (2016 to present), Board of Managers of UI Singapore Research, LLC. Member, Board of Managers of University of Illinois Research Park (2016 to present). Professor of Finance and Director of the Center for Business and Public Policy, University of Illinois at Urbana-Champaign (2007 to 2015). Board Member, Center for Audit Quality (2016 to present).
Priscilla Sims Brown, YOB: 1957
Group Executive, Marketing and Corporate Affairs, Commonwealth Bank of Australia (2019 to present). Chief Executive Officer, Emerge.me (2017 to 2019). Senior Executive Vice President and Chief Marketing Officer, AXA Financial, Inc. (2014 to 2016). Senior Vice President, Chief Marketing & Development Strategy Officer, Amerihealth Caritas (2013 to 2014).
James R. Chambers, YOB: 1957
Director, President and Chief Executive Officer (2013 to 2016), and Special Advisor, Board (2016), Weight Watchers International, Inc. Chairman (2018 to present), Director (2012 to present), Big Lots, Inc.
Tamara Simpkins Franklin, YOB: 1966
Vice President, Media & Entertainment Industry Solutions for North America (2018 to present), Vice President, Chief Digital Officer for North America (2017 to 2018), International Business Machines (IBM). Executive Vice President, Digital (2014 to 2016), Senior Vice President (2009 to 2014), Scripps Network Interactive. Director, Dream Academy (2017 to present).
Lisa W. Hess, YOB: 1955
President and Managing Partner, SkyTop Capital (2010 to present). Director, Radian Group, Inc. (2011 to present). Director, TIAA, FSB (a wholly owned subsidiary of TIAA) (2015 to present).
Edward M. Hundert, M.D., YOB: 1956
Dean for Medical Education, Associate Director of the Center for Bioethics and Daniel D. Federman, M.D. Professor in Residence of Global Health and Social Medicine and Medical Education, Harvard Medical School (2014 to present). Faculty member, Massachusetts General Hospital Center for Law, Brain and Behavior (2011 to present).
Maureen O’Hara, YOB: 1953
R.W. Purcell Professor of Finance, Johnson Graduate School of Management, Cornell University (1992 to present), where she has taught since 1979. Professor of Finance, University of Technology Sydney (2016 to 2018).

Donald K. Peterson, YOB: 1949
Trustee, AllianceBernstein Multi-Manager Alternative Fund (2019 to present). Director, Bernstein Fund Inc. (2015 to present). Director, Sanford C. Bernstein Fund Inc. (2007 to present). Trustee Emeritus, Worcester Polytechnic Institute (2015 to present). Director, TIAA, FSB (a wholly owned subsidiary of TIAA) (2015 to present). Director, National Organization for Disorders of the Corpus Colossum (2020 to present).
Sidney A. Ribeau, YOB: 1947
Professor of Communications, Howard University (2014 to present). President, Howard University (2008 to 2013). Senior Consultant, Academic Search (2018 to present). Co-founder and Principal Consultant, TM2 Education Search (2016 to 2018). Director, Worthington Industries (2000 to present).
Dorothy K. Robinson, YOB: 1951
Senior Of Counsel, K&L Gates (2016 to present). Senior Counselor to the President (2014 to 2015), General Counsel (1986 to 2014), and Vice President (1995 to 2014), Yale University. Trustee, Swarthmore College (2019 to present). Trustee, Yale University Press, London (2015 to present). Director, Oak Spring Garden Foundation (2018 to present). Director, TIAA, FSB (a wholly owned subsidiary of TIAA) (2015 to present).
Kim M. Sharan, YOB: 1957
Founder and CEO, Kim M. Sharan, LLC (2014 to present). President of Financial Planning and Wealth Strategies and Chief Marketing Officer, Ameriprise Financial (2005 to 2014). Board Member, PartnerHere (2014 to present). Director, Girls Inc. (2014 to present). Executive Advisor, Own the Room (2016 to present). Executive Advisor, Hearsay Social (2019 to present).
David L. Shedlarz, YOB: 1948
Director, Teladoc, Inc. (2016 to present). Director, The Hershey Company (2008 to present). Director, Pitney Bowes Inc. (2001 to present). Director, TIAA, FSB (a wholly owned subsidiary of TIAA) (2015 to present).
Marta Tienda, YOB: 1950
Maurice P. During ’22 Professor in Demographic Studies (1999 to present) and Professor of Sociology and Public Affairs (1997 to present), Princeton University. Director, Robin Hood Foundation (2017 to present). Trustee (2004 to present), Board Chair (2017 to present), Alfred P. Sloan Foundation. Trustee, Jacobs Foundation of Switzerland (1998 to present). Trustee, Urban Institute (2019 to present). Director, Holdsworth Center (2019 to present).
Officer—Trustees
Roger W. Ferguson, Jr., YOB: 1951
President and Chief Executive Officer of TIAA and CREF (since 2008).
Other TIAA Executive Officers
Carol W. Deckbar, YOB: 1962
Executive Vice President, Chief Product Officer of TIAA Financial Solutions, TIAA. Executive Vice President, CREF. Prior positions: Executive Vice President, Chief Executive Officer, TIAA-CREF Asset Management, TIAA; Executive Vice President, Chief Operating Officer of Asset Management, TIAA.
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
Audit Committee Financial Expert
On February 13, 2020, the Board of Trustees of TIAA determined that Jeffrey R. Brown, James R. Chambers, Lisa W. Hess, Maureen O’Hara and Donald K. Peterson qualify as Audit Committee Financial Experts. Each such Trustee is independent (as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934) and has not accepted, directly or indirectly, any consulting, advisory or other compensatory fee from TIAA, other than in his or her capacity as Trustee.
Code of Conduct
The Board of Trustees of TIAA has adopted a code of conduct for senior financial officers, including its principal executive officer, principal financial officer, principal accounting officer, or controller, and persons performing similar functions, in conformity with rules promulgated under the Sarbanes-Oxley Act of 2002.
The code of conduct is filed as an exhibit to this annual report.
During the reporting period, there were no implicit or explicit waivers granted by the Registrant from any provision of the code of conduct.
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
Liquidity Guarantee. If the Account’s liquid assets and its cash flow from operating activities and participant transactions are insufficient to fund redemption requests, the TIAA general account has agreed to purchase liquidity units. TIAA thereby guarantees that a participant can redeem accumulation units at their net asset value next determined. For the year ended December 31, 2019, the Account expensed $57.8 million for this liquidity guarantee from TIAA through a daily deduction from the net assets of the Account.
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
For the year ended December 31, 2019, the Account expensed $68.1 million for investment management services and $1.3 million for mortality and expense risks provided/borne by TIAA. For the same period, the Account expensed $81.7 million for administrative and distribution services provided by TIAA and Services.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PricewaterhouseCoopers LLP (“PwC”) performs independent audits of the registrant’s consolidated financial statements. To maintain auditor independence and avoid even the appearance of conflicts of interest, the registrant, as a policy, does not engage PwC for management advisory or consulting services.
Audit Fees. PwC’s fees for professional services rendered for the audits of the registrant’s annual consolidated financial statements for the years ended December 31, 2019 and 2018 and review of consolidated financial statements included in the registrant’s quarterly reports were $1,139,969 and $1,149,969 respectively.
Audit-Related Fees. The registrant had no audit-related services for the years ended December 31, 2019 and 2018.
Tax Fees. PwC had no tax fees with respect to registrant for the years ended December 31, 2019 and 2018.
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

	(B)	Forms of Income-Paying Contracts[2]
	(C)	Form of Contract Endorsement for Internal Transfer Limitation[7]
	(D)	(1) Form of Non-ERISA Retirement Choice Plus Contract[9] (2) Form of Non-ERISA Retirement Choice Plus Certificate[9]
	(E)	(1) Form of Trust Company Retirement Choice Contract[10] (2) Form of Trust Company Retirement Choice Certificate[10]
	(F)	(1) Form of Trust Company Retirement Choice Plus Certificate[11] (2) Form of Trust Company Retirement Choice Plus Contract[11]
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
(J)
(1) Form of Endorsement to Retirement Choice and Retirement Choice Plus Contracts for Custom Portfolios[16]                                                                                   (2) Form of Endorsement to Retirement Choice and Retirement Choice Plus Certificates for Custom Portfolios[16]

	(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate[17]
(L)
(1) Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Annuity Contract *
(2) Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Plus Annuity Contract *

(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of February 21, 2018, between TIAA, on behalf of the Registrant, and RERC, LLC[12]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.[8]
(14)		Code of Conduct of TIAA*
(31)		Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications*
(32)		Section 1350 Certifications*
(101)
The following financial information from the annual report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Assets and Liabilities, (ii) the Statements of Operations, (iii) the Statements of Changes in Net Assets, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements. Any other required schedule has been omitted because the schedule is not applicable to the registrant.**

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

(9)	Previously filed and incorporated by reference to Exhibit 4(D)(1) and 4(D)(2) to the Account's Registration Statement on Form S-1, filed with the Commission on March 21, 2017 (File No. 333-216849).

(10)	Previously filed and incorporated by reference to Exhibit 4(E)(1) and 4(E)(2) to the Account's Registration Statement on Form S-1, filed with the Commission on March 21, 2017 (File No. 333-216849).

(11)	Previously filed and incorporated by reference to Exhibit 4(F)(1) and 4(F)(2) to the Account's Registration Statement on Form S-1, filed with the Commission on March 21, 2017 (File No. 333-216849).

(12)	Previously filed and incorporated by reference to Exhibit 10.1 to the Account's Current Report on Form 8-K, filed with the Commission on March 1, 2018 (File No. 33-92990).

(13)	Previously filed and incorporated by reference to Exhibit 4(G) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 33-92990).

(14)	Previously filed and incorporated by reference to Exhibit 4(H) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 33-92990).

(15)	Previously filed and incorporated by reference to Exhibit 4(I) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 33-92990).

(16)	Previously filed and incorporated by reference to Exhibit 4(J)(1) and 4(J)(2) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 14, 2019 (File No. 33-92990).

(17)	Previously filed and incorporated by reference to Exhibit 4(K) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 14, 2019 (File No. 33-92990).
ITEM 16. FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 12th day of March, 2020.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

March 12, 2020		/s/ Carol W. Deckbar
Carol W. Deckbar
Executive Vice President, Chief Product Officer of TIAA Financial Solutions, Teachers Insurance and Annuity Association of America (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROGER W. FERGUSON, JR.	President and Chief Executive Officer of Teachers Insurance and Annuity Association of America and Trustee	March 12, 2020
/s/ CAROL W. DECKBAR	Executive Vice President, Chief Product Officer of TIAA Financial Solutions, Teachers Insurance and Annuity Association of America (Principal Executive Officer)	March 12, 2020
/s/ OLUSEUN S. SALAMI	Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)	March 12, 2020
/s/ RONALD L. THOMPSON	Chairman of the TIAA Board of Trustees	March 12, 2020
/s/ JEFFREY R. BROWN	Trustee	March 12, 2020
/s/ PRISCILLA SIMS BROWN	Trustee	March 12, 2020
/s/ JAMES R. CHAMBERS	Trustee	March 12, 2020
/s/ TAMARA SIMPKINS FRANKLIN	Trustee	March 12, 2020
/s/ LISA W. HESS	Trustee	March 12, 2020
/s/ EDWARD M. HUNDERT, M.D.	Trustee	March 12, 2020
/s/ MAUREEN O’HARA	Trustee	March 12, 2020
/s/ DONALD K. PETERSON	Trustee	March 12, 2020
/s/ SIDNEY A. RIBEAU	Trustee	March 12, 2020
/s/ DOROTHY K. ROBINSON	Trustee	March 12, 2020
/s/ KIM M. SHARAN	Trustee	March 12, 2020
/s/ DAVID L. SHEDLARZ	Trustee	March 12, 2020
/s/ MARTA TIENDA	Trustee	March 12, 2020

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT
Because the Registrant has no voting securities, nor its own management or board of directors, no annual report or proxy materials will be sent to contract owners holding interests in the Account.