Form 10-Q
period 2020-03-31
TIAA REAL ESTATE ACCOUNT
filed 2020-05-08
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020
OR
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
YES ☐  NO ☒

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $14,098.9 and $13,048.5)	$17,082.1	$15,835.0
Real estate joint ventures and funds (cost: $5,042.0 and $6,244.4)	6,591.5	7,516.0
Marketable securities:
Real estate-related (cost: $800.4 and $686.0)	724.7 (1)	825.7	(1)
Other (cost: $1,354.4 and $4,144.7)	1,347.3	4,150.2
Loans receivable (principal: $1,574.5 and $1,504.5)	1,562.5	1,503.1
Loans receivable with related parties (principal: $69.3 and $69.3)	68.5	69.0
Total investments (cost: $22,939.5 and $25,697.4)	27,376.6	29,899.0
Cash and cash equivalents	1,354.1	15.1
Due from investment manager	—	5.5
Receivable for securities sold	363.5	—
Other	270.2 (2)	290.3	(2)
TOTAL ASSETS	29,364.4	30,209.9
LIABILITIES
Loans payable, at fair value (principal outstanding: $2,624.3 and $2,338.0)	2,605.6	2,365.0
Line of credit, at fair value	190.0	250.0
Due to investment manager	19.0	—
Accrued real estate property expenses	242.4	225.9
Payable for collateral for securities loaned	2.5	25.7
Payable for securities purchased	251.6	—
Other	38.2	35.4
TOTAL LIABILITIES	3,349.3	2,902.0
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	25,466.4	26,759.1
Annuity Fund	548.7	548.8
TOTAL NET ASSETS	$26,015.1	$27,307.9
NUMBER OF ACCUMULATION UNITS OUTSTANDING	57.8	60.8
NET ASSET VALUE, PER ACCUMULATION UNIT	$440.892	$440.422
(1) Includes securities loaned of $2.4 million at March 31, 2020 and $25.2 million at December 31, 2019.
(2) Includes cash collateral for securities loaned of $2.5 million at March 31, 2020 and $25.7 million at December 31, 2019.

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
INVESTMENT INCOME
Real estate income, net:
Rental income	$299.7	$262.6
Real estate property level expenses and taxes:
Operating expenses	69.2	59.2
Real estate taxes	50.1	46.6
Interest expense	24.3	25.7
Total real estate property level expenses and taxes	143.6	131.5
Real estate income, net	156.1	131.1
Income from real estate joint ventures and funds	55.2	49.7
Interest	42.5	41.1
Dividends	4.5	4.4
TOTAL INVESTMENT INCOME	258.3	226.3
Expenses:
Investment management charges	17.2	19.5
Administrative charges	11.7	13.3
Distribution charges	7.6	7.9
Mortality and expense risk charges	0.3	0.3
Liquidity guarantee charges	16.2	12.9
TOTAL EXPENSES	53.0	53.9
INVESTMENT INCOME, NET	205.3	172.4
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	(59.2)	—
Real estate joint ventures and funds	(460.3)	5.1
Marketable securities	35.2	141.0
Loans receivable	(1.6)	—
Net realized (loss) gain on investments	(485.9)	146.1
Net change in unrealized appreciation (depreciation) on:
Real estate properties	196.7	73.9
Real estate joint ventures and funds	300.5	2.5
Marketable securities	(230.8)	76.3
Loans receivable	(10.6)	1.2
Loans receivable with related parties	(0.5)	—
Loans payable	45.7	(29.6)
Net change in unrealized appreciation on investments and loans payable	301.0	124.3
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND LOANS PAYABLE	(184.9)	270.4
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$20.4	$442.8

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
FROM OPERATIONS
Investment income, net	$205.3	$172.4
Net realized (loss) gain on investments	(485.9)	146.1
Net change in unrealized appreciation on investments and loans payable	301.0	124.3
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	20.4	442.8
FROM PARTICIPANT TRANSACTIONS
Premiums	702.6	677.4
Annuity payments	(12.3)	(11.5)
Withdrawals and death benefits	(2,003.5)	(629.6)
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	(1,313.2)	36.3
NET (DECREASE) INCREASE IN NET ASSETS	(1,292.8)	479.1
NET ASSETS
Beginning of period	27,307.9	25,842.6
End of period	$26,015.1	$26,321.7

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$20.4	$442.8
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain (loss) on investments	485.9	(146.1)
Net change in unrealized appreciation on investments and loans payable	(301.0)	(124.3)
Purchase of real estate properties	(1,097.7)	(301.0)
Capital improvements on real estate properties	(68.5)	(54.7)
Proceeds from sale of real estate properties	347.6	3.1
Purchases of long term investments	(701.7)	(105.6)
Proceeds from long term investments	1,385.8	542.5
Purchases and originations of loans receivable	(107.7)	(74.4)
Proceeds from sales of loans receivable	28.0	—
Proceeds from payoffs of loans receivable	11.4	21.3
Decrease (Increase) in other investments	2,788.6	(179.3)
Change in due to (from) investment manager	24.5	(7.8)
Increase in receivable for securities sold	(363.5)	—
Increase in payable for securities purchased	251.6	—
Decrease in other assets	16.3	79.6
Decrease in other liabilities	(8.3)	(94.2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,711.7	1.9
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	400.0	—
Payments on line of credit	(460.0)	—
Payments of mortgage loans	(3.3)	(4.7)
Premiums	702.6	677.4
Annuity payments	(12.3)	(11.5)
Withdrawals and death benefits	(2,003.5)	(629.6)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,376.5)	31.6
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,335.2	33.5
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period cash, cash equivalents and restricted cash	40.4	47.3
Net increase in cash, cash equivalents and restricted cash	1,335.2	33.5
End of period cash, cash equivalents and restricted cash	$1,375.6	$80.8
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$24.3	$26.2
Mortgage loan assumed as part of real estate acquisition	$289.6	$—
Loan receivable converted to equity in real estate investment	$(3.3)	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	As of March 31,
	2020	2019
Cash and cash equivalents	$1,354.1	$38.1
Restricted cash(1)	21.5	42.7
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$1,375.6	$80.8
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
The investment objective of the Account is to seek favorable total returns primarily through the rental income and appreciation of a diversified portfolio of directly held, private real estate investments and real estate-related investments while offering investors guaranteed, daily liquidity. The Account holds real estate properties directly and through subsidiaries wholly-owned by TIAA for the sole benefit of the Account. The Account also holds limited interests in real estate joint ventures and funds, as well as investments in loans receivable with real estate properties as underlying collateral. Additionally, the Account invests in real estate-related and non-real estate-related publicly traded securities, cash and other instruments to maintain adequate liquidity levels for operating expenses, capital expenditures and to fund benefit payments (withdrawals, transfers and related transactions).
The Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which requires the use of estimates made by management. Actual results may vary from those estimates and such differences may be material.
The Consolidated Financial Statements of the Account as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Account’s annual report on Form 10-K for the year ended December 31, 2019.
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
Determination of Investments at Fair Value: The Account reports all investments at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies ("ASC 946"). Further in accordance with the adoption of the fair value option allowed under ASC 825 - Financial Instruments, and at the election of Account management, loans payable and a line of credit are reported at fair value. The FASB has defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants excluding transaction costs.

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
The Account’s primary objective when valuing its real estate investments is to produce a valuation that represents a reasonable estimate of the fair value of its investments. Implicit in the Account’s definition of fair value are the consummation of a sale as of a specified date and the passing of title from seller to buyer under conditions whereby:

•	Buyer and seller are similarly motivated;

•	Both parties are well informed or well advised, and acting in what they consider their best interests;

•	A reasonable time is allowed for exposure in the open market;

•	Payment is made in terms of cash or in terms of financial arrangements comparable thereto; and

•	The price represents the normal consideration for the property sold unaffected by special or creative financing or sales concessions granted by anyone associated with the sale.
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
Real estate properties owned by the Account are initially valued based on an independent third party appraisal, as reviewed by TIAA’s internal appraisal staff and as applicable by the Independent Fiduciary, RERC, LLC (the "Independent Fiduciary"), at the time of the closing of the purchase. Such initial valuation may result in a potential unrealized gain or loss reflecting the difference between an investment’s fair value (i.e., exit price) and its cost basis (which is inclusive of transaction costs).
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
Further, management reserves the right to order an appraisal and/or conduct another valuation outside of the normal quarterly process when facts or circumstances at a specific property change. For example, under certain circumstances a valuation adjustment could be made when the account receives a bona fide bid for the sale of a property held within the Account or one of the Account’s joint ventures. Adjustments may be made for events or circumstances indicating an impairment of a tenant’s ability to pay amounts due to the Account under a lease (including due to a bankruptcy filing of that tenant). Alternatively, adjustments may be made to reflect the execution or renewal of a significant lease. Also, adjustments may be made to reflect factors (such as sales values for comparable properties or local employment rate) bearing uniquely on a particular region in which the Account holds properties. TIAA’s internal appraisal staff oversees the entire appraisal process, in conjunction with the Independent Fiduciary (the Independent Fiduciary is more fully described in the following paragraph). Any differences in the conclusions of TIAA’s internal appraisal staff and the independent appraiser will be reviewed by the Independent Fiduciary, which will make a final determination on the matter (which may include ordering a subsequent independent appraisal).

The Independent Fiduciary was initially appointed in March 2006 by a special subcommittee of the Investment Committee of the Board to, among other things, oversee the entire appraisal process. In March 2018, RERC, LLC, was re-appointed as the Account's Independent Fiduciary for a term expiring in February 2021. The Independent Fiduciary must approve all independent appraisers used by the Account. All appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices, the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. Appraisals of properties held outside of the U.S. are performed in accordance with industry standards commonly applied in the applicable jurisdiction. These independent appraisers are always expected to be MAI-designated members of the Appraisal Institute (or its European equivalent, Royal Institute of Chartered Surveyors) and state certified appraisers from national or regional firms with relevant property type experience and market knowledge. Under the Account’s current procedures, each independent appraisal firm will be rotated off of a particular property at least every three years, although such appraisal firm may perform appraisals of other Account properties subsequent to such rotation.
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
Valuation of Real Estate Funds—Real estate fund interests are stated at the fair value of the Account’s ownership in the real estate fund. Management uses net asset value information provided by limited partners as a practical expedient to estimate fair value. The Account receives estimates from limited partners on a quarterly basis, and audited information is provided annually. Upon receipt of the information, management reviews and determines whether the net asset values provided are an appropriate representation of the fair value of the Account's interests in the real estate funds and makes valuation adjustments as necessary. Valuation of real estate funds proceeds under the direction of the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole.
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
Valuation of Loans Receivable (i.e., the Account as a creditor)—Loans receivable are stated at fair value and are initially valued at the face amount of the loan funding. Subsequently, loans receivable are valued at least quarterly by TIAA’s internal valuation department based on market factors, such as market interest rates and spreads for comparable loans, the liquidity for loans of similar characteristics, the performance of the underlying collateral (such as the loan- to-value ratio and the cash flow of the underlying collateral) and the credit quality of the counterparty. The Independent Fiduciary reviews and approves all loan receivable valuation adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each loan receivable to calculate the Account’s daily net asset value until the next valuation review.
Valuation of Loans Payable (i.e., the Account as a debtor)—Mortgage or other loans payable, including the Account's line of credit, are stated at fair value. The estimated fair value of loans payable is generally based on the amount at which the liability could be transferred in a current transaction, exclusive of transaction costs. Fair values are estimated based on market factors, such as market interest rates and spreads on comparable loans, the liquidity for loans of similar characteristics, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the maturity date of the loan, the return demands of the market, and the credit quality of the Account. Different assumptions or changes in future market conditions could significantly affect estimated fair values.
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
Loans Receivable—The Account may originate, purchase or sell loans collateralized by real estate. The cost basis of originated loans is comprised of the principal balance and direct costs incurred that represent a component of the loan’s reported fair value. The cost basis of purchased loans consists of the purchase price of the loan and additional direct costs incurred that represent a component of the loan’s reported fair value. Additional costs incurred by the Account to originate or purchase loans that do not represent a component of a loan’s fair value are recorded as expenses in the period incurred. Nonrefundable origination fees paid by borrowers are recognized as interest income once all activities required to execute the loan are completed. Prepayment fees received from the payoff of loans in advance of their maturity date are recognized as interest income on the date the payoff occurs. Interest income from loans in accrual status is recognized based on the current coupon rate of the loans.
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
Realized and Unrealized Gains and Losses—Realized gains and losses are recorded at the time an investment is sold or a distribution is received in relation to an investment sale from a real estate joint venture or fund. Real estate and loan receivable transactions are accounted for as of the date on which the purchase or sale transactions close (settlement date). The Account recognizes a realized gain on the sale of an investment to the extent that the contract sales price exceeds the cost-to-date of the investment being sold. A realized loss occurs when the cost-to-date exceeds the sales price. Realized gains and losses from partial sales of non-financial assets are recognized in accordance with ASC 610-20 - Gains and Losses from the Derecognition of Nonfinancial Assets. Realized gains and losses from the sale of financial assets are recognized in accordance with ASC 860 - Transfers and Servicing. Unrealized gains and losses are recorded as the fair values of the Account’s investments are adjusted, and as discussed within the Real Estate Joint Ventures, Real Estate Funds and Loans Receivable sections above.
Unrealized gains and losses are recorded as the fair values of the Account’s investments are adjusted, and as discussed within the Real Estate Joint Ventures and Real Estate Funds sections above.
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
Variable Interest Entities: Variable interests are financial relationships which expose a reporting entity to the risks and rewards of variability in the entity's assets and operations. When variable interests exist, they are subject to evaluation under the variable interest entity ("VIE") model if any one of the following four characteristics are present: (a) the entity is insufficiently capitalized; (b) the equity holders do not have power to control the activities that most significantly impact the entity's financial performance; (c) the voting rights of the equity holders are not proportionate to their economic interests; or (d) the equity holders are not exposed to the residual losses or benefits that would normally be associated with equity interests.
ASC 810 - Consolidation prohibits a reporting entity that qualifies as an investment company under ASC 946 from consolidating an investee that is not an investment company. This scope exception does not apply to situations in which an investment company has an interest in another investment company. Accordingly, the Account's investments in other investment companies (e.g., real estate funds) are subject to evaluation under the VIE model.
The Account consolidates a VIE if it concludes that the Account is the primary beneficiary of the VIE. The primary beneficiary has both: (i) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The following activities have been identified by the Account as having the most significant impact on a VIE's economic performance:

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
Federal Income Taxes: Based on provisions of Section 817 of the Internal Revenue Code of 1986, as amended, the Account is taxed as a segregated asset account of TIAA and as such, the Account incurs no material federal income tax attributable to the net investment activity of the Account. The Account’s federal income tax return is generally subject to examination for a period of three years after filed. State and local tax returns may be subject to examination for an additional period of time depending on the jurisdiction. Management has analyzed the Account’s tax positions taken for all open federal income tax years and has concluded that no provision for federal income tax is required in the Account’s Consolidated Financial Statements.
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
Securities lending transactions are for real estate-related equity securities, and the resulting loans are continuous, can be recalled at any time, and have no set maturity. Securities lending income recognized by the Account consists of interest earned on cash collateral and lending fees, net of any rebates to the borrower and compensation to the agent. Such income is reflected within interest income on the Consolidated Statements of Operations.  In lending its securities, the Account bears the market risk with respect to the investment of collateral and the risk that the agent may default on its contractual obligations to the Account. The agent bears the risk that the borrower may default on its obligation to return the loaned securities as the agent is contractually obligated to indemnify the Account if at the time of a default by a borrower some or all of the loan securities have not been returned.
Accounting Pronouncement: In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Management does not expect the guidance to materially impact the Account.

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
Investment management services for the Account are provided by TIAA officers, under the direction and control of the Board, pursuant to investment management procedures adopted by TIAA for the Account. TIAA’s investment management decisions for the Account are subject to review by the Independent Fiduciary. TIAA also provides various portfolio accounting and related services for the Account.
The Account is a party to the Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account (the “Distribution Agreement”), dated January 1, 2008, by and among TIAA, for itself and on behalf of the Account, and TIAA-CREF Individual and Institutional Services, LLC (“Services”). Services is a direct wholly-owned subsidiary of TIAA, and is registered with the SEC as a broker-dealer and a registered investment adviser and is a member of the Financial Industry Regulatory Authority. Pursuant to the Distribution Agreement, Services performs distribution services for the Account which include, among other things, (i) distribution of annuity contracts issued by TIAA and funded by the Account, (ii) advising existing annuity contract owners in connection with their accumulations and (iii) helping employers implement and manage retirement plans. In addition, TIAA performs administrative functions for the Account, which include, among other things, (i) maintaining accounting records and performing accounting services, (ii) receiving and allocating premiums, (iii) calculating and making annuity payments, (iv) processing withdrawal requests, (v) providing regulatory compliance and reporting services, (vi) maintaining the Account’s records of contract ownership and (vii) otherwise assisting generally in all aspects of the Account’s operations. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, as applicable, on an at cost basis. The Distribution Agreement is terminable by either party upon 60 days written notice and terminates automatically upon any assignment thereof.
In addition to providing the services described above, TIAA charges the Account fees to bear certain mortality and expense risks, and risks with providing the liquidity guarantee (described below). These fees are charged as a percentage of the net assets of the Account. Rates for these fees are established annually.
Once an Account participant begins receiving lifetime annuity income benefits, payment levels cannot be reduced as a result of the Account’s actual mortality experience. As such, mortality and expense risk expenses are contractual charges for TIAA’s assumption of this risk.
TIAA provides the Account with a liquidity guarantee enabling the Account to have funds available to meet participant redemption, transfer or cash withdrawal requests. The liquidity guarantee is required by the New York State Department of Financial Services and is subject to a prohibited transaction exemption that the Account received in 1996 (96-76) from the U.S. Department of Labor (the “PTE 96-76”). The Account pays TIAA for the risk associated with providing the liquidity guarantee through a daily deduction from the Account’s net assets. Whether the liquidity guarantee is exercised is based on the cash level of the Account from time to time, as well as recent participant withdrawal activity and the Account’s expected working capital, debt service and cash needs, and subject to the oversight of the Independent Fiduciary. If the Account cannot fund participant withdrawal or redemption requests from the Account’s own cash flow and liquid investments, TIAA will fund them by purchasing accumulation units issued by the Account (accumulation units that are purchased by TIAA are generally referred to as “liquidity units”). TIAA guarantees that participants can redeem their accumulation units at the accumulation unit value next determined after their transfer or cash withdrawal request is received in good order. Liquidity units owned by TIAA are valued in the same manner as accumulation units owned by the Account’s participants.
Expenses for the services and fees described above are identified as such in the accompanying Consolidated Statements of Operations and are further identified as "Expenses" in Note 11—Financial Highlights.

The Account has loans receivable outstanding with related parties as of March 31, 2020. The loans are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies. The following table presents the key terms of the loans as of the reporting date:

		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
Principal						March 31, 2020	December 31, 2019
2020	2019
						(Unaudited)
36.5	36.5	MRA Hub 34 Holding, LLC	95.00%	2.50% + LIBOR	9/1/2022	$36.5	$36.5
32.8	32.8	THP Student Housing, LLC	97.00%	3.200%	9/1/2024	32.0	32.5
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						$68.5	$69.0
Note 3—Concentrations of Risk
The outbreak of the novel coronavirus (commonly known as “COVID-19”) and the subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the quarter ended March 31, 2020. The worldwide spread of the COVID-19 pandemic has created significant uncertainty in the global economy. At this time the Account reasonably expects tenants will request certain rent relief and lease modifications as a result of the pandemic; however, such requests have not been significant as of March 31, 2020. The duration and extent of COVID-19 over the long-term cannot be reasonably estimated at this time. The ultimate impact of the COVID-19 pandemic and the extent to which the COVID-19 pandemic impacts the Account’s business, results of operations, investments, and cash flows will depend on future developments, which are highly uncertain and difficult to predict.
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
As of March 31, 2020, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry. There are no significant lease expirations scheduled to occur over the next twelve months.
The Account’s wholly-owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of March 31, 2020 (unaudited):

Diversification by Fair Value(1)
	West	East	South	Midwest	Total
Office	13.2%	18.7%	5.3%	—%	37.2%
Apartment	10.0%	6.6%	8.1%	1.0%	25.7%
Retail	6.8%	3.9%	8.0%	0.9%	19.6%
Industrial	9.1%	1.6%	4.6%	0.5%	15.8%
Other(2)	0.6%	0.5%	0.6%	—%	1.7%
Total	39.7%	31.3%	26.6%	2.4%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interests in Storage Portfolio investments, a hotel investment and land.
Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY.
Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV.
Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX.
Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI.

Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2051. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, as of March 31, 2020 (unaudited) and December 31, 2019 are as follows (millions):

	As of
Years Ended	March 31, 2020		December 31, 2019
2020	$486.2	(1)	$550.4
2021	593.9		505.0
2022	512.9		442.1
2023	437.7		381.2
2024	360.6		316.6
Thereafter	1,209.5		1,078.4
Total	$3,600.8		$3,273.7
(1) Representative of minimum rents owed for the remaining months of the calendar year ending December 31, 2020.
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
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (millions):

	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
Assets:
Right-of-use assets, at fair value	$25.8	$25.7
Liabilities:
Ground lease liabilities, at fair value	$25.8	$25.7

	As of
	March 31, 2020	December 31, 2019
Key Terms:	(Unaudited)
Weighted-average remaining lease term (years)	83.9	84.4
Weighted-average discount rate(1)	6.16%	6.15%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.

For the three months ended March 31, 2020, operating lease costs related to ground leases were $0.4 million. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (millions):

	As of
Years Ended	March 31, 2020		December 31, 2019
	(Unaudited)
2020(1)	$0.9	(1)	$1.2
2021	1.2		1.2
2022	1.2		1.2
2023	1.2		1.2
2024	1.3		1.3
Thereafter	375.9		375.9
Total	$381.7		$382.0
(1) Representative of minimum rents owed for the remaining months of the calendar year ending December 31, 2020.
Note 5—Assets and Liabilities Measured at Fair Value on a Recurring Basis
Valuation Hierarchy: The Account’s fair value measurements are grouped into three levels, as defined by the FASB. The levels are defined as follows:

•	Level 1 fair value inputs are quoted prices for identical items in active, liquid and visible markets such as stock exchanges.

•	Level 2 fair value inputs are observable information for similar items in active or inactive markets, and appropriately consider counterparty creditworthiness in the valuations.

•
Level 3 fair value inputs reflect our best estimate of inputs and assumptions market participants would use in pricing an asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation estimate.

An investment’s categorization within the valuation hierarchy described above is based upon the lowest level of input that is significant to the fair value measurement. Real estate fund investments are excluded from the valuation hierarchy, as these investments are fair valued using their net asset value as a practical expedient since market quotations or values from independent pricing services are not readily available. See Note 1—Organization and Significant Accounting Policies for further discussion regarding the use of a practical expedient for the valuation of real estate funds.
The Account’s determination of fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon vendor-provided, evaluated prices or internally developed models that primarily use market-based or independently sourced market data, including interest rate yield curves, market spreads, and currency rates. Valuation adjustments will be made to reflect changes in credit quality, a counterparty’s creditworthiness, the Account’s creditworthiness, liquidity, and other observable and unobservable inputs that are applied consistently over time.
The methods described above are considered to produce fair values that represent an estimate by management of what an unaffiliated buyer in the marketplace would pay to purchase the asset or would receive to transfer the liability. Since fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, actual realizable values or future fair values may differ from amounts reported. Furthermore, while the Account believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments, while reasonable, could result in different estimates of fair value at the reporting date. As discussed in Note 1—Organization and Significant Accounting Policies in more detail, the Account generally obtains independent third party appraisals on a quarterly basis, and there may be circumstances in the interim in which the true realizable value of a property is not reflected in the Account’s daily net asset value calculation or in the Account’s periodic Consolidated Financial Statements. This disparity may be more apparent when the commercial and/or residential real estate markets experience an overall and possibly dramatic decline (or increase) in property values in a relatively short period of time between appraisals.
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 (unaudited) and December 31, 2019, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3); and fair value using the practical expedient (millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at March 31, 2020
Real estate properties	$—	$—	$17,082.1	$—	$17,082.1
Real estate joint ventures	—	—	6,237.4	—	6,237.4
Real estate funds	—	—	—	354.1	354.1
Marketable securities:
Real estate-related	724.7	—	—	—	724.7
Government agency notes	—	62.9	—	—	62.9
United States Treasury securities	—	749.9	—	—	749.9
Corporate bonds	—	526.7	—	—	526.7
Municipal bonds	—	7.8	—	—	7.8
Loans receivable(1)	—	—	1,631.0	—	1,631.0
Total Investments at March 31, 2020	$724.7	$1,347.3	$24,950.5	$354.1	$27,376.6
Loans payable	$—	$—	$(2,605.6)	$—	$(2,605.6)
Line of credit	$—	$—	$(190.0)	$—	$(190.0)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2019
Real estate properties	$—	$—	$15,835.0	$—	$15,835.0
Real estate joint ventures	—	—	7,204.2	—	7,204.2
Real estate funds	—	—	—	311.8	311.8
Marketable securities:
Real estate-related	825.7	—	—	—	825.7
Government agency notes	—	259.6	—	—	259.6
United States Treasury securities	—	2,589.1	—	—	2,589.1
Corporate bonds	—	1,268.3	—	—	1,268.3
Municipal bonds	—	33.2	—	—	33.2
Loans receivable(1)	—	—	1,572.1	—	1,572.1
Total Investments at December 31, 2019	$825.7	$4,150.2	$24,611.3	$311.8	$29,899.0
Loans payable	$—	$—	$(2,365.0)	$—	$(2,365.0)
Line of credit	$—	$—	$(250.0)	$—	$(250.0)
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2020 and 2019 (millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the three months ended March 31, 2020
Beginning balance January 1, 2020	$15,835.0	$7,204.2	$1,572.1	$24,611.3	$(2,365.0)	$(250.0)
Total realized and unrealized gains (losses) included in changes in net assets	137.5	(156.4)	(12.7)	(31.6)	45.7	—
Purchases(1)	1,457.2	20.6	107.7	1,585.5	(289.6)	(400.0)
Sales	(347.6)	—	—	(347.6)	—	—
Settlements(2)	—	(831.0)	(36.1)	(867.1)	3.3	460.0
Ending balance March 31, 2020	$17,082.1	$6,237.4	$1,631.0	$24,950.5	$(2,605.6)	$(190.0)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the three months ended March 31, 2019
Beginning balance January 1, 2019	$15,531.1	$6,356.6	$913.0	$22,800.7	$(2,608.0)	$—
Total realized and unrealized gains included in changes in net assets	73.9	7.1	1.2	82.2	(29.6)	—
Purchases(1)	366.7	57.1	74.4	498.2	—	—
Sales	(3.1)	—	—	(3.1)	—	—
Settlements(2)	—	(0.4)	(21.3)	(21.7)	4.7	—
Ending balance March 31, 2019	$15,968.6	$6,420.4	$967.3	$23,356.3	$(2,632.9)	$—

(1)	Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable and assumption of loans payable.

(2)	Includes operating income for real estate joint ventures net of distributions, principal payments and payoffs of loans receivable, and principal payments and extinguishment of loans payable.

(3)	Amount shown is reflective of loans receivable and loans receivable with related parties.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of March 31, 2020 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 8.5% (6.6%) 4.0% - 7.5% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.9% - 7.0% (4.9%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.2% - 9.3% (6.7%) 4.3% - 8.3% (5.4%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.5% - 7.7% (4.8%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 7.8% (6.4%) 4.3% - 6.8% (5.1%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 6.0% (4.6%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 11.7% (6.7%) 5.0% - 9.4% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 11.0% (5.1%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.3% (10.3%) 7.8% (7.8%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.8% (7.8%)
Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	31.1% - 59.3% (45.8%) 3.2% - 4.3% (3.8%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	31.1% - 59.3% (45.8%) 1.2 - 1.5 (1.3)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.0% - 69.0% (46.6%) 3.1% - 4.1% (3.7%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	30.0% - 69.0% (46.6%) 1.2 - 1.6 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	37.1% - 63.8% (44.2%) 3.1% - 4.5% (3.9%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	37.1% - 63.8% (44.2%) 1.2 - 1.5 (1.3)
Loans Receivable, including those with related parties	Apartment, Hotel, Industrial, Office, Retail and Storage	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.9% - 90.2% (73.0%) 3.1% - 10.3% (6.0%)

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of March 31, 2019 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 8.6% (6.5%) 4.0% - 7.5% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 7.0% (4.8%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 9.3% (6.8%) 4.4% - 8.3% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 7.8% (4.9%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 7.8% (6.5%) 3.8% - 6.8% (5.0%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3% - 6.0% (4.5%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.0% - 10.7% (6.4%) 4.3% - 8.8% (5.3%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3% - 10.5% (4.7%)
Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	36.0% - 62.4% (47.1%) 3.7% - 5.5% (4.2%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	36.0% - 62.4% (47.1%) 1.2 - 1.4 (1.3)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	31.1% - 62.3% (48.0%) 3.5% - 4.2% (4.0%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	31.1% - 62.3% (48.0%) 1.2 - 1.4 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	31.9% - 55.9% (39.5%) 4.0% - 4.9% (4.2%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	31.9% - 55.9% (39.5%) 1.2 - 1.3 (1.2)
Loans Receivable	Office, Retail and Storage	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	70.8% - 79.2% (75.6%) 6.0% - 8.3% (7.1%)

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
During the three months ended March 31, 2020 and 2019, there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable(1)	Total Level 3 Investments	Loans Payable
For the three months ended March 31, 2020	$147.7	$(62.6)	$(11.1)	$74.0	$45.7
For the three months ended March 31, 2019	$73.9	$2.5	$1.2	$77.6	$(29.6)
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At March 31, 2020, the Account held investments in joint ventures with ownership interest percentages that ranged from 33.3% to 98.0%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold.
A condensed summary of the results of operations of the joint ventures are shown below (millions, unaudited):

	For the Three Months Ended March 31,
	2020	2019
Operating Revenue and Expenses
Revenues	$285.5	$266.1
Expenses	154.6	145.3
Excess of revenues over expenses	$130.9	$120.8
Note 7—Investments in Real Estate Funds
The Account has ownership interests in real estate funds (each a "Fund", and collectively the "Funds"). The Funds are setup as limited partnerships or entities similar to a limited partnership, and as such, meet the definition of a VIE as the limited partners collectively lack the power, through voting or similar rights, to direct the activities of the Fund that most significantly impact the Fund's economic performance. Management has determined that the Account is not the primary beneficiary for any of the Funds, as the Account lacks the power to direct the activities of each Fund that most significantly impact the respective Fund's economic performance, and the Account further lacks substantive kick-out rights to remove the entity with these powers. Refer to Note 1—Organization and Significant Accounting Policies for a description of the methodology used to determine the primary beneficiary of a VIE.
No financial support (such as loans or financial guarantees) was provided to the Funds during the three months ended March 31, 2020. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are identified in Note 13—Commitments and Contingencies.

The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at March 31, 2020 (in millions, unaudited):

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
LCS SHIP Venture I, LLC (90.0% Account Interest)	$212.8	$212.8	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
SP V - II, LLC (79.2% Account Interest)	$28.2	$28.2	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.
			Liquidation estimated to begin no earlier than 2022.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Taconic New York City GP Fund, LP (60.0% Account Interest)	$29.8	$29.8	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City metropolitan statistical area ("MSA").
			Liquidation estimated to begin no earlier than 2024.
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
Veritas - Trophy VI, LLC (92.1% Account Interest)	$42.7	$42.7	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles MSA.

The Account is not permitted to sell or transfer its interest in the fund until August 2022. After this date, the Account can sell or transfer its interest in the fund with the consent and approval of the manager.

IDR - Core Property Index Fund, LLC (2.0% Account Interest)	$25.0	$25.0	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.
Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)	$13.4	$13.4	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
			Liquidation estimated to begin no earlier than 2026.

The Account is not permitted to sell or transfer its interest in the fund until June 2021. After this date, the Account can sell or transfer its interest in the fund with the consent and approval of the manager.

JCR Capital - REA Preferred Equity Parallel Fund (49.2% Account Interest)	$2.2	$2.2	Redemptions prohibited prior to liquidation.	To invest primarily in multi-family properties.
			Liquidation estimated to begin no earlier than 2026.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion

Total	$354.1	$354.1

Note 8—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s direct and indirect interests in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (millions):

	March 31, 2020			December 31, 2019
	(Unaudited)
	Principal Outstanding	Fair Value	% of Fair Value	Principal Outstanding	Fair Value	% of Fair Value
Office(1)	$825.2	$821.0	50.3%	$769.3	$768.0	48.8%
Industrial	199.6	199.6	12.2%	199.6	199.6	12.7%
Retail	139.5	139.5	8.6%	158.5	158.5	10.1%
Storage	82.0	77.9	4.8%	82.0	82.0	5.2%
Apartments(1)	262.2	260.0	15.9%	229.1	228.8	14.6%
Hotel	135.3	133.0	8.2%	135.3	135.2	8.6%
	$1,643.8	$1,631.0	100.0%	$1,573.8	$1,572.1	100.0%
(1) Includes loans receivable with related parties.
The Account monitors the risk profile of the loan receivable portfolio with the assistance of a third-party rating service that models the loans and assigns risk ratings based on inputs such as loan-to-value ratios, yields, credit quality of the borrowers, property types of the collateral, geographic and local market dynamics, physical condition of the collateral, and the underlying structure of the loans. Ratings for loans are updated monthly. Assigned ratings can range from AAA to C, with a AAA designation representing debt with the lowest level of credit risk and C representing a greater risk of default or principal loss. Loans that are more than 90 days past due are classified as delinquent and assigned a D rating. Mezzanine debt in good health is typically reflective of a risk rating in the B range (e.g., BBB, BB, or B), as these ratings reflect borrowers' having adequate financial resources to service their financial commitments, but also acknowledging that adverse economic conditions, should they occur, would likely impede on a borrowers' ability to pay.
All borrowers of loans rated B or higher are current as of March 31, 2020. The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of March 31, 2020 (in millions, unaudited), listed in order of the strength of the risk rating (from strongest to weakest):

	Number of Loans	Fair Value	% of Fair Value
BBB	10	$558.6	34.2%
BB	8	452.7	27.8%
B	7	473.3	29.0%
D	1	77.9	4.8%
NR(1)	2	68.5	4.2%
	28	$1,631.0	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of March 31, 2020, this is comprised of two loans with related parties. The loans are collateralized by equity interests in real estate investments.
The following table represents loans receivable in nonaccrual status as of March 31, 2020 (in millions, unaudited). Loans are placed in nonaccrual status when a loan is more than 90 days in arrears or at any point when management believes the full collection of principal is doubtful.

Aging	Number of Loans	Principal Outstanding	Fair Value
Past Due - 90 Days +	1	$82.0	$77.9

Note 9—Loans Payable
At March 31, 2020, the Account had outstanding loans payable secured by the following assets (millions):

Property	Annual Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of		Maturity
		March 31, 2020	December 31, 2019
		(Unaudited)
Red Canyon at Palomino Park(4)	5.34% paid monthly	$27.1	$27.1	August 1, 2020
Green River at Palomino Park(4)	5.34% paid monthly	33.2	33.2	August 1, 2020
Blue Ridge at Palomino Park(4)	5.34% paid monthly	33.4	33.4	August 1, 2020
Ashford Meadows Apartments	5.17% paid monthly	44.6	44.6	August 1, 2020
The Knoll(1)	3.98% paid monthly	16.2	16.4	December 5, 2020
Ascent at Windward	3.51% paid monthly	34.6	34.6	January 1, 2022
The Palatine(1)	4.25% paid monthly	75.5	75.9	January 10, 2022
The Forum at Carlsbad(1)	4.25% paid monthly	85.3	85.7	March 1, 2022
Fusion 1560	3.42% paid monthly	37.4	37.4	June 10, 2022
San Diego Office Portfolio(5)	3.62% paid monthly	49.0	48.2	August 15, 2022
The Colorado(1)	3.69% paid monthly	87.7	88.1	November 1, 2022
The Legacy at Westwood(1)	3.69% paid monthly	44.7	44.9	November 1, 2022
Regents Court(1)	3.69% paid monthly	37.9	38.1	November 1, 2022
1001 Pennsylvania Avenue(1)	3.70% paid monthly	319.1	320.7	June 1, 2023
Biltmore at Midtown	3.94% paid monthly	36.4	36.4	July 5, 2023
Cherry Knoll	3.78% paid monthly	35.3	35.3	July 5, 2023
Lofts at SoDo	3.94% paid monthly	35.1	35.1	July 5, 2023
Pacific City	2.00% + LIBOR paid monthly	105.0	—	October 1, 2023
Birkdale Village(1)	4.30% paid monthly	78.3	—	April 1, 2024
1401 H Street, NW	3.65% paid monthly	115.0	115.0	November 5, 2024
The District at La Frontera(1)	3.84% paid monthly	39.1	39.3	December 1, 2024
The District at La Frontera(1)	4.96% paid monthly	4.3	4.4	December 1, 2024
Circa Green Lake	3.71% paid monthly	52.0	52.0	March 5, 2025
Union - South Lake Union	3.66% paid monthly	57.0	57.0	March 5, 2025
Holly Street Village	3.65% paid monthly	81.0	81.0	May 1, 2025
Henley at Kingstowne	3.60% paid monthly	71.0	71.0	May 1, 2025
32 South State Street	4.48% paid monthly	24.0	24.0	June 6, 2025
Vista Station Office Portfolio(1)	4.00% paid monthly	20.4	20.5	July 1, 2025
780 Third Avenue	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue	3.55% paid monthly	20.0	20.0	August 1, 2025
Vista Station Office Portfolio(1)	4.20% paid monthly	44.5	44.7	November 1, 2025
701 Brickell Avenue	3.66% paid monthly	184.0	184.0	April 1, 2026
Marketplace at Mill Creek	3.82% paid monthly	39.6	—	September 11, 2027
Overlook At King Of Prussia	3.82% paid monthly	40.8	—	September 11, 2027
Winslow Bay	3.82% paid monthly	25.8	—	September 11, 2027
1900 K Street, NW	3.93% paid monthly	163.0	163.0	April 1, 2028
99 High Street	3.90% paid monthly	277.0	277.0	March 1, 2030
Total Principal Outstanding		$2,624.3	$2,338.0
Fair Value Adjustment(3)		(18.7)	27.0
Total Loans Payable		$2,605.6	$2,365.0

(1)	The mortgage is adjusted monthly for principal payments.

(2)
All interest rates are fixed except for Pacific City, which has a variable interest rate based on a spread above the one month London Interbank Offered Rate, as published by ICE Benchmark Administration Limited. Some mortgages held by the Account are structured to begin principal and interest payments after an initial interest only period.

(3)
The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1—Organization and Significant Accounting Policies.

(4)	Represents mortgage loans on individual properties held within the Palomino Park portfolio.

(5)	The loan is collateralized by a mezzanine loan receivable. The mezzanine loan receivable is collateralized by the property reflected within the table above.

Note 10—Line of Credit
On September 20, 2018, the Account entered into a $500.0 million unsecured revolving credit agreement (“Line of Credit”) syndicated across four national banks (each a “Lender”, and collectively the "Lenders"), with each Lender providing a $125.0 million commitment. Access to the Line of Credit expires on September 20, 2021, with an option to extend the Line of Credit for two consecutive twelve months terms at the Account’s election. The Account may request an additional $250.0 million in commitments from the Lenders at any time; however, this request is subject to approval at the sole discretion of the Lenders and is not a guarantee that an expansion beyond the original $500.0 million commitment will be granted. Draws against the Line of Credit can take the form of Eurodollar Loans or Alternate Base Rate Loans (“ABR Loans”). Eurodollar Loans and ABR Loans both require a minimum funding of $5.0 million. The Account is charged a fee of 0.20% per annum on the unused portion of the Line of Credit. For the three months ended March 31, 2020, $0.8 million was charged to the Account for expenses related to the Line of Credit.
Eurodollar Loans are issued for a term of twelve months or less and bear interest during the period (“Interest Period”) at a rate equal to the Adjusted London Interbank Offered Rate (“Adjusted LIBOR”) plus a spread ranging between 0.85%-1.05% per annum (the “Applicable Rate”), with the spread dependent upon the leverage ratio of the Account. The Adjusted LIBOR rate is calculated by multiplying the Statutory Reserve Rate, as determined by the Federal Reserve Board for Eurodollar liabilities, by the LIBOR rate, as determined by the Intercontinental Exchange on the date of issuance that corresponds to the length of the Interest Period of the Eurodollar Loan. The Account may prepay Eurodollar Loans at any time during the life of the loan without penalty. The Account is limited to five active Eurodollar Loans through the Line of Credit; however, the Account may retire and initiate new Eurodollar Loans without restriction so long as the total number of loans in active status never exceeds the limit.
ABR Loans are issued for a specific length of time and bear interest at a rate equal to the highest rate among the following calculations plus the Applicable Rate: (i) the Prime Rate on the date of issuance, with the Prime Rate being defined as the rate of interest last quoted by the Wall Street Journal as the Prime Rate; (ii) the Federal Reserve Bank of New York (“NYFRB”) rate as provided by the NYFRB on the date of issuance plus 0.5%; or (iii) the Adjusted LIBOR rate plus 1.0%. The Account may prepay ABR Loans at any time during the life of the loan without penalty.
As of March 31, 2020, the Account had $190.0 million outstanding on the Line of Credit and was in compliance with all covenants required by the Line of Credit.

Note 11—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Three Months Ended March 31, 2020	Years Ended December 31,
		2019	2018	2017
	(Unaudited)
Per Accumulation Unit Data:
Rental income	$5.054	$18.165	$17.757	$17.132
Real estate property level expenses and taxes	2.422	8.734	8.548	7.722
Real estate income, net	2.632	9.431	9.209	9.410
Other income	1.724	6.752	6.162	4.762
Total income	4.356	16.183	15.371	14.172
Expense charges(1)	0.894	3.439	3.161	3.318
Investment income, net	3.462	12.744	12.210	10.854
Net realized and unrealized gain on investments and loans payable	(2.992)	10.262	6.877	5.839
Net increase in Accumulation Unit Value	0.470	23.006	19.087	16.693
Accumulation Unit Value:
Beginning of period	440.422	417.416	398.329	381.636
End of period	$440.892	$440.422	$417.416	$398.329
Total return(3)	0.11%	5.51%	4.79%	4.37%
Ratios to Average net assets(2):
Expenses(1)	0.78%	0.78%	0.76%	0.83%
Investment income, net	3.04%	2.90%	2.95%	2.72%
Portfolio turnover rate(3):
Real estate properties(4)	5.7%	7.8%	11.8%	2.7%
Marketable securities(5)	74.0%	28.7%	5.1%	5.7%
Accumulation Units outstanding at end of period (millions)	57.8	60.8	60.7	61.3
Net assets end of period (millions)	$26,015.1	$27,307.9	$25,842.6	$24,942.6

(1)
Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.

(2)	Percentages for the three months ended March 31, 2020 are annualized.

(3)	Percentages for the three months ended March 31, 2020 are not annualized.

(4)
Real estate investment portfolio turnover rate is calculated by dividing the lesser of purchases or sales of real estate property investments (including contributions to, or return of capital distributions received from, existing real estate joint ventures and fund investments) by the average value of the portfolio of real estate investments held during the period.

(5)
Marketable securities portfolio turnover rate is calculated by dividing the lesser of purchases or sales of securities, excluding securities having maturity dates at acquisition of one year or less, by the average value of the portfolio securities held during the period.

Note 12—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Three Months Ended March 31, 2020	For the Year Ended December 31, 2019
	(Unaudited)
Outstanding:
Beginning of period	60.8	60.7
Credited for premiums	1.6	6.2
Annuity, other periodic payments, withdrawals and death benefits	(4.6)	(6.1)
End of period	57.8	60.8
Note 13—Commitments and Contingencies
Commitments—As of March 31, 2020 and December 31, 2019, the Account had the following immediately callable commitments to purchase additional interests in its real estate funds or provide additional funding through its loans receivable investments:

	Commitment Expiration	March 31, 2020	December 31, 2019
		(Unaudited)
Real Estate Funds(1)
Taconic New York City GP Fund	11/2020	$11.4	$11.4
LCS SHIP Venture I, LLC	12/2020	28.1	28.1
Veritas Trophy VI, LLC(2)	08/2022	42.6	35.8
SP V - II, LLC	09/2022	70.1	74.9
Grubb Southeast Real Estate Fund VI, LLC	06/2021	86.6	86.6
JCR Capital - REA Preferred Equity Parallel Fund	12/2022	97.8	100.0
Townsend Strategic Ventures LP	03/2021	250.0	250.0
Silverpeak NRE Fund Co, LLC	01/2021	100.0	—
TREA Flagler Venture, LLC	08/2020	100.0	—
		786.6	586.8
Loans Receivable(3)
311 South Wacker Mezzanine	06/2020	$6.0	$7.6
Rosemont Towson Mezzanine	09/2022	1.2	1.2
1330 Broadway Mezzanine	09/2022	14.0	14.0
SCG Oakland Portfolio Mezzanine	03/2021	6.9	7.0
BREP VIII Industrial Mezzanine	03/2026	14.1	14.1
San Diego Office Portfolio Senior Loan	08/2022	9.2	10.0
San Diego Office Portfolio Mezzanine	08/2022	3.1	3.3
MRA Hub 34 Holding, LLC	09/2022	1.5	1.5
Liberty Park Mezzanine	11/2023	5.0	5.0
Colony New England Hotel Portfolio Senior Loan	11/2022	14.1	14.1
Colony New England Hotel Portfolio Mezzanine	11/2022	4.7	4.7
Exo Apartments Senior Loan	06/2020	7.1	7.1
Exo Apartments Mezzanine	06/2020	2.4	2.4
Five Oak Senior Loan	03/2023	7.3	—
Five Oak Mezzanine	03/2023	2.4	—
		99.0	92.0

TOTAL COMMITMENTS		$885.6	$678.8

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

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—62.4% and 53.0%

Location/Description	Type	Fair Value at
		March 31, 2020		December 31, 2019
		(Unaudited)
Alabama:
River Ridge	Retail	$32.1	(9)	$—
Riverchase Village	Retail	40.9		40.3
Arizona:
Camelback Center	Office	49.5		49.0
Riverside 202 Industrial	Industrial	29.7		29.6
California:
88 Kearny Street	Office	221.6		221.0
101 Pacific Coast Highway	Office	96.4		96.1
200 Middlefield Road	Office	68.0		68.0
30700 Russell Ranch	Office	38.4		39.0
Allure at Camarillo	Apartments	64.5		63.9
Almond Avenue	Land	10.3		9.5
BLVD63	Apartments	158.0		158.0
Bridgepointe Shopping Center	Retail	130.6		129.0
Centre Pointe and Valley View	Industrial	61.2		60.7
Cerritos Industrial Park	Industrial	165.3		164.0
Charleston Plaza	Retail	102.0		100.0
Creekside at Alta Loma	Apartments	85.2		85.2
Frontera Industrial Business Park	Industrial	92.9		90.0
Great West Industrial Portfolio	Industrial	206.4		203.0
Holly Street Village	Apartments	159.0	(1)	158.1	(1)
Larkspur Courts	Apartments	154.0		155.0
Northern CA RA Industrial Portfolio	Industrial	111.6		111.9
Oakmont IE West Portfolio	Industrial	113.3		109.2
Oceano at Warner Center	Apartments	94.5		94.4
Ontario Industrial Portfolio	Industrial	508.3		506.9
Ontario Mills Industrial Portfolio	Industrial	69.8		65.4
Otay Mesa Industrial Portfolio	Industrial	34.4		33.7
Pacific City	Retail	181.0	(1)(10)	—
Pacific Plaza	Office	113.3		112.7
Rancho Cucamonga Industrial Portfolio	Industrial	89.4		88.3
Rancho Del Mar	Apartments	94.8		94.7
Regents Court	Apartments	108.0	(1)	105.0	(1)
Southern CA RA Industrial Portfolio	Industrial	157.7		151.8
Stella	Apartments	176.2		175.1
Stevenson Point	Industrial	74.4		66.6
Terra House	Apartments	146.0		146.0
The Forum at Carlsbad	Retail	224.0	(1)	224.0	(1)
The Legacy at Westwood	Apartments	149.0	(1)	149.1	(1)
West Lake North Business Park	Office	63.0		62.3
Westcreek	Apartments	56.2		57.1
Westwood Marketplace	Retail	150.0		150.0
Wilshire Rodeo Plaza	Office	335.4		336.4
Colorado:
1600 Broadway	Office	120.0		116.0
Palomino Park	Apartments	358.0	(1)	361.0	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		March 31, 2020		December 31, 2019
		(Unaudited)
South Denver Marketplace	Retail	$72.4		$71.2
Connecticut:
Wilton Woods Corporate Campus	Office	106.0		112.1
Florida:
5 West	Apartments	62.5		62.3
701 Brickell Avenue	Office	427.1	(1)	406.6	(1)
Boca Arbor Club	Apartments	63.3		62.9
Broward Industrial Portfolio	Industrial	68.4		67.7
Casa Palma	Apartments	101.0		102.0
Cypress Trace	Retail	34.8	(9)	—
Fusion 1560	Apartments	81.3	(1)	84.1	(1)
Lakepointe at Jacaranda	Apartments	49.4		48.8
Lofts at SoDo	Apartments	65.3	(1)	64.7	(1)
Market Square	Retail	20.9	(9)	—
Orion on Orpington	Apartments	52.5		52.4
Publix at Weston Commons	Retail	73.6		74.5
Seneca Industrial Park	Industrial	128.3		126.7
Shoppes at Lake Mary	Retail	20.4	(9)	—
Sole at Brandon	Apartments	79.0		79.0
Sole at City Center	Apartments	104.0		—
The Manor Apartments	Apartments	51.5		51.5
The Manor at Flagler Village	Apartments	138.0		138.1
The Residences at the Village of Merrick Park	Apartments	70.7		72.3
Weston Business Center	Industrial	75.1		75.0
Georgia:
Ascent at Windward	Apartments	69.5	(1)	68.4	(1)
Atlanta Industrial Portfolio	Industrial	41.2		41.0
Biltmore at Midtown	Apartments	73.5	(1)	73.5	(1)
Eisenhower Crossing	Retail	15.9	(9)	—
Fayette Pavilion	Retail	107.7	(9)	—
Glen Lake	Apartments	57.0		55.3
Heritage Pavilion	Retail	41.5	(9)	—
Marketplace at Mill Creek	Retail	78.5	(1)(9)	—
Newnan Pavilion	Retail	42.0	(9)	—
Shawnee Ridge Industrial Portfolio	Industrial	100.7		99.9
Woodstock Square	Retail	33.5	(9)	—
Illinois:
32 South State Street	Retail	50.4	(1)	51.4	(1)
803 Corday	Apartments	94.3		93.8
Chicago Caleast Industrial Portfolio	Industrial	86.4		85.6
Chicago Industrial Portfolio	Industrial	32.5		30.1
Village Crossing	Retail	153.4	(9)	—
Maryland:
Cherry Knoll	Apartments	59.8	(1)	60.1	(1)
Landover Logistics Center	Industrial	47.5		44.7
The Shops at Wisconsin Place	Retail	71.6		65.6
Massachusetts:
99 High Street	Office	563.3	(1)	543.7	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		March 31, 2020		December 31, 2019
		(Unaudited)
350 Washington	Retail	$134.0		$134.0
Fort Point Creative Exchange Portfolio	Office	276.2		275.0
Northeast RA Industrial Portfolio	Industrial	43.4		43.5
One Beeman Road	Industrial	34.7		34.6
Minnesota:
The Bridges	Apartments	68.0		67.2
The Knoll	Apartments	39.3	(1)	37.3	(1)
New Jersey:
10 New Maple Avenue	Industrial	22.3		21.9
200 Milik Street	Industrial	57.2		56.4
Marketfair	Retail	107.1		106.2
South River Road Industrial	Industrial	133.2		133.5
New York:
21 Penn Plaza	Office	333.4		334.9
250 North 10th Street	Apartments	—		138.1
780 Third Avenue	Office	393.5	(1)	389.1	(1)
837 Washington Street	Office	232.0		232.0
The Colorado	Apartments	258.0	(1)	259.0	(1)
North Carolina:
Alexander Place	Retail	42.0	(9)	—
Birkdale Village	Retail	120.0	(1)(9)	—
Birkdale Village - Residential	Apartments	75.0	(9)	—
Centric Gateway	Apartments	75.2		75.0
Winslow Bay Commons	Retail	50.0	(9)	—
Oregon:
The Cordelia	Apartments	43.2		43.2
Pennsylvania:
1619 Walnut Street	Retail	23.5		23.0
Overlook at King of Prussia	Retail	64.0	(1)(9)	—
Rhode Island:
Warwick Shopping Center	Retail	19.7	(9)	—
South Carolina:
Columbiana Station	Retail	50.4	(9)	—
Greene Crossing	Apartments	79.7		79.7
Tennessee:
Bellevue Place	Retail	8.8	(9)	—
Pavilion at Turkey Creek	Retail	53.4	(9)	—
Southside at McEwen	Retail	49.5		49.2
Town and Country	Retail	34.4	(9)	—
Texas:
3131 McKinney	Office	45.8		46.4
Beltway North Commerce Center	Industrial	—		30.2
Carrington Park	Apartments	67.3		67.3
Churchill on the Park	Apartments	73.1		73.0
Cliffs at Barton Creek	Apartments	47.5		47.2
Dallas Industrial Portfolio	Industrial	240.8		237.9
District on La Frontera	Apartments	77.2	(1)	76.6	(1)
Houston Apartment Portfolio	Apartments	162.4		162.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		March 31, 2020		December 31, 2019
		(Unaudited)
Lincoln Centre	Office	$421.4		$413.2
Lincoln Centre - Hilton Dallas	Hotel	70.2		76.5
Northwest Houston Industrial Portfolio	Industrial	76.2		77.2
Park 10 Distribution	Industrial	11.5		11.1
Park Creek Apartments	Apartments	42.2		—
Pinnacle Industrial Portfolio	Industrial	67.9		66.7
Pinto Business Park	Industrial	154.0		154.1
The Maroneal	Apartments	56.3		56.4
Utah:
Vista Station Office Portfolio	Office	119.9	(1)	115.4	(1)
Virginia:
8270 Greensboro Drive	Office	48.6		49.6
Ashford Meadows Apartments	Apartments	105.1	(1)	105.3	(1)
Creeks at Virginia Center	Retail	49.2	(9)	—
Henley at Kingstowne	Apartments	103.0	(1)	103.0	(1)
Plaza America	Retail	114.7		113.3
The Ellipse at Ballston	Office	83.5		82.2
The Palatine	Apartments	127.1	(1)	128.0	(1)
Washington:
Circa Green Lake	Apartments	100.0	(1)	102.0	(1)
Northwest RA Industrial Portfolio	Industrial	49.6		49.7
Pacific Corporate Park	Industrial	65.0		62.5
Prescott Wallingford Apartments	Apartments	70.0		70.6
Rainier Corporate Park	Industrial	164.0		161.3
Regal Logistics Campus	Industrial	131.0		121.0
Union - South Lake Union	Apartments	115.0	(1)	115.0	(1)
Washington D.C.:
1001 Pennsylvania Avenue	Office	787.4	(1)	798.4	(1)
1401 H Street, NW	Office	216.6	(1)	211.4	(1)
1900 K Street, NW	Office	333.2	(1)	335.4	(1)
Mass Court	Apartments	172.0		169.0
The Ashton	Apartments	30.2		30.6
The Louis at 14th	Apartments	162.8		164.2
The Woodley	Apartments	—		180.3
Various:
Colony Industrial Portfolio	Industrial	139.3	(3)	135.9	(3)
TOTAL REAL ESTATE PROPERTIES
(Cost $14,098.9 and $13,048.5)		$17,082.1		$15,835.0
REAL ESTATE JOINT VENTURES AND FUNDS—24.1% and 25.1%
REAL ESTATE JOINT VENTURES—22.8% and 24.1%

Location/Description	Type	Fair Value at
		March 31, 2020	December 31, 2019
		(Unaudited)
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$391.6 (2)	$384.5	(2)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		March 31, 2020		December 31, 2019
		(Unaudited)
PC Borrower, LLC Pacific City (70% Account Interest)	Retail	$—	(10)	$62.2	(2)
TREA GM Industrial Road Investor Member LLC 150 Industrial Road (98% Account Interest)	Office	99.8		98.0
TREA 9625 Towne Center, LLC 9625 Towne Centre Drive (49.9% Account Interest)	Office	54.7		53.1
TREA Campus Pointe 1, LLC Campus Pointe 1 (45% Account Interest)	Office	165.8		163.5
TREA Campus Pointe 2 & 3, LLC Campus Pointe 2 & 3 (45% Account Interest)	Office (5)	144.9		143.6
TREA Campus Pointe 4, LLC Campus Pointe 4 (45% Account Interest)	Office	10.0		9.6
TREA Campus Pointe 5, LLC Campus Pointe 5 (45% Account Interest)	Office	39.5		37.4
ARE-SD Regions NO. 58, LLC Campus Pointe 6 (45% Account Interest)	Office	122.5		116.6
T-C 1500 Owens, LLC 1500 Owens Street (49.9% Account Interest)	Office	83.4		81.5
T-C Foundry Square II Venture LLC Foundry Square II (50.1% Account Interest)	Office	323.2		318.4
T-C Illinois Street, LLC 409-499 Illinois Street (40% Account Interest)	Office	243.9		237.5
Valencia Town Center Associates LP Valencia Town Center (50% Account Interest)	Retail	130.8	(2)	136.4	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	748.3	(2)	748.3	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	156.3		158.4
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	133.6	(2)	157.5	(2)
Maryland:
WP Project Developer The Shops at Wisconsin Place (33.33% Account Interest)	Retail	24.0		29.9
Massachusetts:
One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	251.3		246.8
T-C 225 Binney, LLC 225 Binney Street (70% Account Interest)	Office	231.5		231.5
T-C 501 Boylston Street Member, LLC 501 Boylston (50.1% Account Interest)	Office	215.1	(2)	206.9	(2)
Nevada:
Fashion Show Holding I, LLC Fashion Show (50% Account Interest)	Retail	600.4	(2)	706.9	(2)
New York:
401 West 14th Street, LLC 401 West 14th Street (42.19% Account Interest)	Retail	38.6	(2)	44.8	(2)
440 Ninth Avenue Owner, LLC 440 Ninth Avenue (88.52% Account Interest)	Office	137.9	(2)	133.1	(2)
817 Broadway Owner, LLC 817 Broadway (61.46% Account Interest)	Office	35.9	(2)	33.7	(2)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		March 31, 2020		December 31, 2019
		(Unaudited)
MRA Hub 34 Holding, LLC The Hub (95% Account Interest)	Office	$75.8	(2)	$74.8	(2)
RGM 42, LLC MiMA (70% Account Interest)	Apartments	106.6	(2)	113.0	(2)
North Carolina:
CC 101 North Tryon, LLC 101 N. Tryon Street (85% Account Interest)	Office	48.2	(2)	47.9	(2)
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	144.6	(2)	144.0	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	342.6	(2)	352.8	(2)
TREA I-35 Logistics Investor Member, LLC I-35 Logistics Center (95% Account Interest)	Land	10.1		6.9
Washington:
TREA 4th and Madison Investor Member, LLC Fourth and Madison (51% Account Interest)	Office	171.7	(2)	167.3	(2)
Various:
DDRTC Core Retail Fund, LLC SITE Centers Joint Venture (85% Account Interest)	Retail	12.4	(9)	878.0	(2,3)
Simpson Housing LLP Simpson Housing Portfolio (80% Account Interest)	Apartments	454.4	(2,3)	431.2	(2,3)
THP Student Housing, LLC THP Student Housing Portfolio (97% Account Interest)	Apartments	193.2	(2,3)	186.8	(2,3)
Storage Portfolio I, LLC Storage Portfolio I (66.02% Account Interest)	Storage	99.6	(2,3)	93.6	(2,3)
Storage Portfolio II, LLC Storage Portfolio II (90% Account Interest)	Storage	141.3	(2,3)	130.5	(2,3)
Storage Portfolio III, LLC Storage Portfolio III (90% Account Interest)	Storage	53.9	(3)	37.3	(3)
TOTAL REAL ESTATE JOINT VENTURES (Cost $4,728.6 and $5,971.1)		$6,237.4		$7,204.2

REAL ESTATE FUNDS—1.3% and 1.0%
LCS SHIP Venture I, LLC (90.0% Account Interest)		$212.8		$216.1
SP V - II, LLC (79.2% Account Interest)		28.2		23.3
Taconic New York City GP Fund, LP (60.0% Account Interest)		29.8		29.8
Veritas - Trophy VI, LLC (92.1% Account Interest)		42.7		4.2
IDR - Core Property Index Fund, LLC (2.0% Account Interest)		25.0		25.0
Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)		13.4		13.4
JCR Capital (49.2% Account Interest)		2.2		—
TOTAL REAL ESTATE FUNDS (Cost $313.4 and $273.3)		$354.1		$311.8
TOTAL REAL ESTATE JOINT VENTURES AND FUNDS (Cost $5,042.0 and $6,244.4)		$6,591.5		$7,516.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES—7.5% and 16.7%
REAL ESTATE-RELATED MARKETABLE SECURITIES—2.6% and 2.8%

Shares		Issuer	Fair Value at
			March 31, 2020	December 31, 2019
2020	2019
			(Unaudited)
33,051	25,333	Acadia Realty Trust	$0.4	$0.7
88,392	77,213	Agree Realty Corporation	5.5	5.4
26,366	20,424	Alexander & Baldwin, Inc.	0.3	0.4
919	635	Alexander's, Inc.	0.3	0.2
128,406	114,902	Alexandria Real Estate Equities, Inc.	17.6	18.6
18,539	14,387	American Assets Trust, Inc.	0.5	0.7
53,740	40,898	American Campus Communities, Inc.	1.5	1.9
41,166	31,822	American Financial Trust, Inc.	0.3	0.4	(7)
265,201	241,918	American Homes 4 Rent	6.2	6.3
339,068	298,037	American Tower Corp.	73.8	68.5
264,879	247,312	Americold Realty Trust	9.0	8.7
57,574	44,204	Apartment Investment and Management Company	2.0	2.3
81,095	62,827	Apple Hospitality Inc.	0.7	1.0
22,044	15,666	Armada Hoffler Properties Inc.	0.2	0.3
—	26,793	Ashford Hospitality Trust, Inc.	—	0.1
119,484	106,486	Avalonbay Communities, Inc.	17.6	22.3
14,403	7,650	Bluerock Residential Growth, Inc.	0.1	0.1
120,292	106,065	Boston Properties, Inc.	11.1	14.6
—	8,938	Braemar Hotels & Resorts, Inc.	—	0.1
66,738	52,132	Brandywine Realty Trust	0.7	0.8
114,234	88,801	Brixmore Property Group Inc	1.1	1.9
25,497	19,539	Brookfield Property REIT	0.2 (7)	0.4
6,389	—	BRT Apartments Corp.	0.1	—
36,377	27,796	Camden Property Trust	2.9	2.9
36,764	28,420	CareTrust REIT Inc.	0.5	0.6
19,068	14,592	Catchmark Timber Trust, Inc.	0.1	0.2
—	50,454	CBL & Associates Properties, Inc.	—	0.1	(7)
54,621	25,522	Cedar Shopping Centers, Inc.	0.1	0.1
23,661	13,659	Chatham Lodging Trust	0.1	0.3
20,171	15,789	City Office REIT Inc.	0.1	0.2
—	5,192	Clipper Realty, Inc.	—	0.1
295,388	492,974	Colony Capital, Inc.	0.5	2.3
43,247	34,825	Columbia Property Trust Inc.	0.5	0.7
7,392	5,492	Community Healthcare Trust, Inc.	0.3	0.2
48,055	35,462	CoreCivic, Inc.	0.5	0.6
4,974	3,830	Corenergy Infrastructure Trust, Inc.	0.1	0.2
16,534	11,903	Corepoint Lodging, Inc.	0.1	0.1
14,635	11,149	CoreSite Realty Corporation	1.7	1.3
44,555	33,505	Corporate Office Properties Trust	1.0	1.0
57,140	43,565	Cousins Properties, Inc.	1.7	1.8
287,381	248,664	Crown Castle International Corporation	41.5	35.3
75,054	57,474	Cubesmart	2.0	1.8
85,743	60,485	CyrusOne Inc.	5.3	4.0
78,263	59,944	DiamondRock Hospitality Company	0.4	0.7
147,130	94,906	Digital Realty Trust, Inc.	20.4	11.4
101,339	—	Diversified Healthcare Trust	0.4	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			March 31, 2020	December 31, 2019
2020	2019
			(Unaudited)
64,649	49,622	Douglas Emmett, Inc.	$2.0	$2.2
278,259	244,465	Duke Realty Corporation	9.0	8.5
29,684	22,034	Easterly Government Properties, Inc.	0.7	0.5
45,015	41,238	EastGroup Properties, Inc.	4.7	5.5
57,899	44,235	Empire State Realty Trust	0.5	0.6
30,148	23,023	EPR Properties	0.7	1.6
71,789	60,851	Equinix Inc.	44.8	35.5
317,599	256,618	Equity Lifestyle Properties, Inc.	18.3	18.1
323,143	283,999	Equity Residential	19.9	23.0
235,836	188,894	Essential Properties Realty	3.1	4.7
53,531	54,492	Essex Property Trust, Inc.	11.8	16.4
114,007	107,410	Extra Space Storage, Inc.	10.9	11.3
17,184	8,142	Farmland Partners, Inc.	0.1	0.1
29,121	66,222	Federal Realty Investment Trust	2.2	8.5
49,077	37,538	First Industrial Realty Trust, Inc.	1.6	1.6
27,799	20,389	Four Corners Property Trust	0.5	0.6
39,353	30,896	Franklin Street Properties Corp.	0.2	0.3
19,073	14,739	Front Yard Residential Corp.	0.2	0.2
219,462	180,230	Gaming and Leisure Properties, Inc.	6.1	7.8
115,000	160,000	GDS Holdings LTD ADR	1.2	4.0	(7)
47,655	35,427	GEO Group Inc./The	0.6	0.6
12,666	9,933	Getty Realty Corp.	0.3	0.3
14,133	9,121	Gladstone Commercial Corporation	0.2	0.2
11,856	6,226	Gladstone Land Corporation	0.1	0.1
14,936	9,380	Global Medical REIT, Inc.	0.2	0.1
34,574	26,663	Global Net Lease, Inc.	0.5	0.5
51,455	39,221	Healthcare Realty Trust Inc.	1.4	1.3
83,942	60,957	Healthcare Trust of America	2.0	1.8
497,952	496,493	Healthpeak Properties, Inc.	11.9	17.1
21,711	10,385	Hersha Hospitality Trust	0.1	0.2
40,166	30,535	Highwoods Properties, Inc.	1.4	1.5
277,410	661,737	Host Hotels & Resorts, Inc.	3.1	12.3
254,709	275,440	Hudson Pacific Properties, Inc.	6.5	10.4
34,733	26,784	Independence Realty Trust, Inc.	0.3	0.4
26,421	19,292	Industrial Logics Properties	0.5	0.4
150,000	134,775	Interxion Holding NV	8.7	7.0
4,837	3,467	Investors Real Estate Trust	0.3	0.3
648,451	559,204	Invitation Homes, Inc.	13.9	16.8
111,023	84,852	Iron Mountain Inc.	2.6	2.7
15,000	163,782	iShares Dow Jones US Real Estate Index Fund	1.0 (7)	15.2	(7)
47,791	36,559	JBG Smith Properties	1.5	1.5
105,462	95,936	Kilroy Realty Corporation	6.7	8.0
161,366	120,171	Kimco Realty Corporation	1.6	2.5
31,614	24,663	Kite Realty Group Trust	0.3	0.5
33,218	25,456	Lamar Advertising Corporation	1.7	2.3
95,047	71,595	Lexington Realty Trust	0.9	0.8
—	46,357	Liberty Property Trust	—	2.8
18,167	13,885	Life Storage, Inc.	1.7	1.5
15,071	11,718	LTC Properties, Inc.	0.5	0.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			March 31, 2020	December 31, 2019
2020	2019
			(Unaudited)
33,124	25,783	Mack-Cali Realty Corporation	$0.5	$0.6
199,747	152,801	Medical Properties Trust, Inc.	3.5	3.2
300,000	220,000	Megaport, LTD	1.8	1.7
85,000	85,000	MGM Growth Properties, L.L.C.	2.0	2.6
120,258	103,823	Mid-America Apartment Communities, Inc.	12.4	13.7
37,474	27,502	Monmouth Real Estate Investment Corporation	0.5	0.4
16,334	12,615	National Health Investors, Inc.	0.8	1.0
66,810	50,907	National Retail Properties, Inc.	2.2	2.7
23,725	17,663	National Storage Affiliates Trust	0.7	0.6
52,386	24,918	New Senior Investment Group	0.1	0.2
8,263	5,632	Nexpoint Residential Trust, Inc.	0.2	0.3
18,251	14,200	Office Properties Income Trust, Inc.	0.5	0.5
88,291	64,786	Omega Healthcare Investors, Inc.	2.3	2.7
9,893	4,628	One Liberty Properties, Inc.	0.1	0.1
54,973	42,727	Outfront Media Inc.	0.7	1.1
74,454	58,127	Paramount Group Inc.	0.7	0.8
96,202	71,359	Park Hotels & Resorts, Inc.	0.8	1.8
50,172	38,713	Pebblebrook Hotel Trust	0.5	1.0
20,989	20,665	Pennsylvania Real Estate Investment Trust	0.1 (7)	0.1	(7)
74,369	55,271	Physicians Realty Trust	1.0	1.0
49,178	37,274	Piedmont Office Realty Trust, Inc.	0.9	0.8
8,246	3,863	Plymouth Industrial REIT, Inc.	0.1	0.1
25,420	19,688	Potlatch Corporation	0.8	0.9
17,820	13,220	Preferred Apartment Communities, Inc.	0.1	0.2
621,905	472,201	ProLogis	50.0	42.1
7,921	5,958	PS Business Parks, Inc.	1.1	1.0
95,952	82,126	Public Storage, Inc.	19.1	17.5
110,580	105,041	QTS Realty Trust, Inc.	6.4	5.7
51,072	38,741	Rayonier, Inc.	1.2	1.3
242,246	197,129	Realty Income Corporation	12.1	14.4
174,883	159,520	Regency Centers Corporation	6.7	10.1
44,354	33,519	Retail Opportunity Investment	0.4	0.6
83,972	63,727	Retail Properties of America	0.4	0.9
9,455	4,440	Retail Value, Inc.	0.1	0.2
379,102	282,611	Rexford Industrial Realty Inc.	15.5	12.8
64,936	50,071	RLJ Lodging Trust	0.5	0.9
30,156	23,246	RPT Realty	0.2	0.3
19,088	13,660	Ryman Hospitality Properties	0.7	1.2
188,570	167,181	Sabra Health Care REIT Inc.	2.1	3.6
4,938	3,168	Safe Hold, Inc.	0.3	0.1
4,559	3,537	Saul Centers, Inc.	0.1	0.2
90,374	76,914	SBA Communications Corporation	24.4	18.5
—	70,465	Senior Housing Properties Trust	—	0.6
63,399	48,715	Service Properties Trust	0.3	1.2
170,053	200,628	Simon Property Group, Inc.	9.3	29.9
509,244	394,633	Site Centers Corporation	2.7	5.5
75,126	115,766	SL Green Realty Corp.	3.2	10.6
38,285	29,513	Spirit Realty Capital Inc.	1.0	1.5
58,138	39,632	Stag Industrial, Inc.	1.3	1.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			March 31, 2020		December 31, 2019
2020	2019
			(Unaudited)
194,193	228,776	STORE Capital Corporation	$3.5		$8.5
40,889	30,813	Summit Hotel Properties, Inc.	0.2		0.4
158,289	123,951	Sun Communities, Inc.	19.8		18.6
86,249	66,821	Sunstone Hotel Investors, L.L.C.	0.8		0.9
38,131	27,198	Tanger Factory Outlet Centers, Inc.	0.2	(7)	0.4	(7)
23,104	39,475	Taubman Centers, Inc.	1.0		1.2
145,788	139,538	Terreno Realty Corporation	7.5		7.6
54,805	42,266	The Macerich Company	0.3		1.1	(7)
113,119	86,400	UDR, Inc.	4.1		4.0
13,835	10,668	UMH Properties, Inc.	0.2		0.2
224,924	150,082	UNITI Group, Inc.	1.4		1.2	(7)
4,923	3,816	Universal Health Realty Income Trust	0.5		0.4
44,280	34,264	Urban Edge Properties	0.4		0.7
11,141	8,803	Urstadt Biddle Properties, Inc.	0.2		0.2
85,000	85,000	Vanguard Real Estate ETF	5.9	(7)	7.9
240,398	190,949	Ventas, Inc.	6.4		11.0
416,400	318,132	VEREIT, Inc.	2.0		2.9
460,023	377,486	Vici Properties, Inc.	7.7		9.6
67,374	51,469	Vornado Realty Trust	2.4		3.4
99,275	55,611	Washington Prime Group, Inc.	0.1	(7)	0.2	(7)
32,774	23,876	Washington Real Estate Investment Trust	0.8		0.7
46,617	36,198	Weingarten Realty Investors	0.7		1.1
340,746	300,767	Welltower Inc.	15.7		24.5
455,479	386,918	Weyerhaeuser Company	7.7		11.7
24,163	11,404	Whitestone Real Estate Investment Trust B	0.1		0.2
66,696	50,897	WP Carey Inc.	3.9		4.1
43,615	33,741	Xenia Hotels & Resorts, Inc.	0.4		0.7
TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $800.4 and $686.0)			$724.7		$825.7
OTHER MARKETABLE SECURITIES—4.9% and 13.9%
U.S. GOVERNMENT AGENCY NOTES—0.0% and 0.7%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					March 31, 2020	December 31, 2019
2020	2019
					(Unaudited)
$—	$65.4	Federal Home Loan Bank	1.734%	11/19/2021	$—	$65.5
—	50.0	Federal Home Loan Bank	1.700%	12/20/2021	—	50.0
—	4.8	Federal Home Loan Bank Discount Notes	1.521%-1.572%	1/6/2020	—	4.8
—	21.2	Federal Home Loan Bank Discount Notes	1.680%	1/10/2020	—	21.2
—	26.0	Federal Home Loan Bank Discount Notes	1.700%	1/15/2020	—	26.0
—	43.0	Federal Home Loan Bank Discount Notes	1.575%-1.593%	1/31/2020	—	42.9
TOTAL U.S. GOVERNMENT AGENCY NOTES (Cost $0.0 and $210.2)					$—	$210.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

FOREIGN GOVERNMENT AGENCY NOTES— 0.2% and 0.2%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					March 31, 2020	December 31, 2019
2020	2019
					(Unaudited)
$49.3	$49.3	Japan Bank for International Cooperation	1.625%	10/17/2022	$50.3	$48.9
12.1	—	Japan Bank for International Cooperation	1.750%	1/23/2023	12.3	—
0.2	0.2	Korea Development Bank	1.908%	10/1/2022	0.3	0.3
TOTAL FOREIGN GOVERNMENT AGENCY NOTES (Cost $61.6 and $49.5)					$62.9	$49.2
UNITED STATES TREASURY SECURITIES—2.7% and 8.7%

Principal		Issuer	Yield / Coupon Rate(4)	Maturity Date	Fair Value at
					March 31, 2020	December 31, 2019
2020	2019
					(Unaudited)
$—	$11.9	United States Treasury Bills	1.540%	1/2/2020	$—	$11.9
—	40.0	United States Treasury Bills	1.537%	1/14/2020	—	40.0
—	238.3	United States Treasury Bills	1.530%	1/21/2020	—	238.3
—	10.1	United States Treasury Bills	1.629%	1/23/2020	—	10.1
—	26.1	United States Treasury Bills	1.526%	1/30/2020	—	26.1
—	39.9	United States Treasury Bills	1.538%	2/4/2020	—	39.9
—	20.0	United States Treasury Bills	1.550%	2/6/2020	—	20.0
—	149.7	United States Treasury Bills	1.503%	2/11/2020	—	149.8
—	49.9	United States Treasury Bills	1.575%	2/13/2020	—	49.9
—	13.0	United States Treasury Bills	1.554%	2/20/2020	—	13.0
—	49.9	United States Treasury Bills	1.583%	2/27/2020	—	49.9
—	46.1	United States Treasury Bills	1.515%	3/5/2020	—	46.1
—	54.5	United States Treasury Bills	1.576%	3/12/2020	—	54.5
—	44.8	United States Treasury Bills	1.780%	3/19/2020	—	44.9
—	38.9	United States Treasury Bills	1.515%	4/2/2020	—	38.8
250.0	—	United States Treasury Bills	0.010%	4/14/2020	250.0	—
250.0	—	United States Treasury Bills	0.010%	6/9/2020	250.0	—
250.0	—	United States Treasury Bills	0.010%	6/11/2020	249.9	—
—	99.8	United States Treasury Notes	1.375%	5/31/2020	—	99.9
—	100.4	United States Treasury Notes	2.625%	7/31/2020	—	100.6
—	249.5	United States Treasury Notes	1.500%	8/15/2020	—	249.8
—	653.1	United States Treasury Notes	2.625%	8/15/2020	—	653.9
—	100.8	United States Treasury Notes	2.250%	4/30/2021	—	100.8
—	199.4	United States Treasury Notes	1.625%	6/30/2021	—	200.0
—	99.9	United States Treasury Notes	1.750%	7/31/2021	—	100.2
—	49.6	United States Treasury Notes	1.250%	10/31/2021	—	49.7
—	100.0	United States Treasury Notes	1.750%	7/15/2022	—	100.3
—	100.7	United States Treasury Notes	1.875%	7/31/2022	—	100.7
TOTAL UNITED STATES TREASURY SECURITIES (Cost $750.0 and $2,586.3)					$749.9	$2,589.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

CORPORATE BOND SECURITIES—1.9% and 4.2%

Principal		Issuer	Coupon Rate	Credit Rating(8)	Maturity Date	Fair Value at
						March 31, 2020	December 31, 2019
2020	2019
						(Unaudited)
$11.5	$11.5	Air Lease Corporation	2.250%	BBB	1/15/2023	$9.6	$11.5
13.8	13.8	American Honda Finance	1.700%	A	9/9/2021	13.5	13.7
19.7	19.7	American Honda Finance	2.050%	A	1/10/2023	19.4	19.7
7.7	27.7	Apple, Inc.	1.700%	AA+	9/11/2022	7.8	27.7
—	29.2	Banco Santander SA	3.500%	A-	4/11/2022	—	30.0
—	12.0	Bank of America Corporation	2.369%	A-	7/21/2021	—	12.0
—	21.6	Bank of America Corporation	2.503%	A-	10/21/2022	—	21.8
14.5	29.5	Bank of New York Mellon Corporation	1.950%	A	8/23/2022	14.6	29.6
8.1	8.1	BB+T Corporation	2.150%	A-	2/1/2021	8.1	8.1
—	3.5	Berkshire Hathaway Energy	2.400%	A-	2/1/2020	—	3.5
10.0	10.0	Boeing Co.	1.650%	BBB	10/30/2020	9.8	10.0
28.9	28.9	Boeing Co.	2.300%	BBB	8/1/2021	27.9	29.0
—	10.9	BPCE SA	2.750%	A+	12/2/2021	—	11.0
—	8.0	Canadian National Railway	2.400%	A	2/3/2020	—	8.0
—	21.8	Capital One, NA	2.150%	BBB+	9/6/2022	—	21.8
4.8	4.8	Caterpillar Financial Service	1.850%	A	9/4/2020	4.7	4.7
42.5	42.5	Caterpillar Financial Service	1.299%	A	3/8/2021	41.7	42.6
10.0	—	Caterpillar Financial Service	1.913%	A	11/12/2021	9.8	—
10.0	—	Caterpillar Financial Service	1.950%	A	11/18/2022	10.0	—
—	12.0	Centerpoint Energy Resource	4.500%	BBB+	1/15/2021	—	12.2
—	32.9	Citigroup, Inc.	2.312%	BBB+	11/4/2022	—	32.9
—	27.0	Columbia Pipeline Group	3.300%	A3	6/1/2020	—	27.1
—	24.5	Diageo Capital PLC	4.828%	A-	7/15/2020	—	24.9
—	19.6	DTE Energy Corporation	2.250%	BBB	11/1/2022	—	19.6
—	34.5	Exxon Mobil Corporation	1.902%	AA+	8/16/2022	—	34.7
14.0	14.0	Fifth Third Bank	2.875%	BBB+	7/27/2020	13.9	14.1
—	5.0	Fifth Third Bank	2.250%	A-	6/14/2021	—	5.0
4.0	4.0	General Dynamics Corporation	2.875%	A	5/11/2020	4.0	4.0
—	2.3	Georgia Power Company	2.000%	A-	3/30/2020	—	2.3
—	15.0	Georgia Power Company	2.000%	A-	9/8/2020	—	15.0
8.0	8.0	Georgia Power Company	2.400%	A-	4/1/2021	8.0	8.0
—	7.5	Goldman Sachs Group, Inc.	2.600%	BBB+	4/23/2020	—	7.5
—	12.2	Goldman Sachs Group, Inc.	2.600%	BBB+	12/27/2020	—	12.2
25.0	25.0	Goldman Sachs Group, Inc.	2.350%	BBB+	11/15/2021	25.0	25.1
—	10.5	HSBC Bank USA, NA	4.875%	A	8/24/2020	—	10.7
11.6	—	Huntington National Bank	1.800%	A-	2/3/2023	11.4	—
—	11.7	John Deere Capital Corporation	1.950%	A	6/13/2022	—	11.7
—	25.0	JP Morgan Chase Bank, NA	2.604%	A+	2/1/2021	—	25.0
20.0	20.0	JP Morgan Chase Bank, NA	3.086%	A+	4/26/2021	20.0	20.1
—	65.0	Mitsubishi UFJ Financial Group	2.190%	A-	9/13/2021	—	65.2
—	9.2	Morgan Stanley	2.650%	BBB+	1/27/2020	—	9.2
—	20.0	Morgan Stanley	2.800%	BBB+	6/16/2020	—	20.1
—	8.3	Morgan Stanley	2.500%	BBB+	4/21/2021	—	8.4
—	7.0	Morgan Stanley	2.625%	BBB+	11/17/2021	—	7.1
39.5	—	Morgan Stanley	1.874%	BBB+	1/20/2023	36.7	—
18.4	18.4	MPLX LP	1.899%	BBB	9/9/2021	17.4	18.5
20.0	20.0	MUFG Union Bank, NA	2.100%	A	12/9/2022	19.7	20.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Coupon Rate	Credit Rating(8)	Maturity Date	Fair Value at
						March 31, 2020	December 31, 2019
2020	2019
						(Unaudited)
$—	$50.8	Nextera Energy Capital	2.403%	BBB+	9/1/2021	$—	$51.2
—	20.0	Occidental Petroleum Corporation	2.854%	BBB	2/8/2021	—	20.1
—	14.9	Occidental Petroleum Corporation	2.600%	BBB	8/13/2021	—	15.0
—	31.1	Occidental Petroleum Corporation	2.700%	BBB	8/15/2022	—	31.4
—	35.0	Omnicom GP/Omnicom CAP	4.450%	BBB+	8/15/2020	—	35.5
20.0	20.0	Oracle Corporation	1.900%	A+	9/15/2021	20.1	20.0
11.6	11.6	Paccar Financial Corporation	2.000%	A+	9/26/2022	11.4	11.7
—	19.3	Paypal Holdings, Inc.	2.200%	BBB+	9/26/2022	—	19.4
—	20.0	PNC Bank, NA	2.315%	A	12/9/2022	—	20.0
—	20.0	PNC Bank, NA	2.028%	A	12/9/2022	—	20.0
20.0	20.0	Skandinaviska Enskilda	1.875%	A+	9/13/2021	19.8	19.9
—	5.0	Sumitomo Mitsui Financial Group	2.934%	A-	3/9/2021	—	5.1
—	5.0	Sumitomo Mitsui Financial Group	2.058%	A-	7/14/2021	—	5.0
101.4	101.4	Swedish Export Credit	1.625%	AA+	11/14/2022	103.0	101.0
23.0	23.0	The Walt Disney Company	1.830%	A	9/1/2021	22.1	23.1
—	17.1	Toronto Dominion Bank	2.500%	AA-	12/14/2020	—	17.2
—	14.5	Toronto Dominion Bank	2.170%	A	3/17/2021	—	14.5
—	10.0	Toronto Dominion Bank	1.900%	A	12/1/2022	—	10.0
5.0	—	Truist Bank	1.339%	A	3/9/2023	4.5	—
—	20.0	United Technologies Corporation	1.900%	BBB+	5/4/2020	—	20.0
12.8	12.8	Wells Fargo Bank, NA	3.325%	A+	7/23/2021	12.8	12.9
—	30.0	Wells Fargo Bank, NA	2.082%	A+	9/9/2022	—	30.0
TOTAL CORPORATE BOND SECURITIES (Cost $535.1 and $1,265.4)						$526.7	$1,268.3
MUNICIPAL BOND SECURITIES—0.1% and 0.1%

Principal						Fair Value at
		Issuer	Coupon Rate	Credit Rating(8)	Maturity Date	March 31, 2020	December 31, 2019
2020	2019
						(Unaudited)
$—	$0.7	Broward County Florida Airport System Revenue	1.844%	A+	10/1/2020	$—	$0.6
—	0.6	Broward County Florida Airport System Revenue	1.874%	A+	10/1/2021	—	0.5
0.6	0.6	Broward County Florida Airport System Revenue	1.936%	A+	10/1/2022	0.6	0.6
—	2.0	California State Health Facilities Financing Authority	1.896%	AA-	6/1/2021	—	2.0
1.0	1.0	California State Health Facilities Financing Authority	1.893%	AA-	6/1/2022	1.0	1.0
—	1.3	Colorado State Health Facilities Authority HOS	2.075%	A+	11/1/2020	—	1.2
0.8	0.8	Colorado State Health Facilities Authority HOS	2.185%	A+	11/1/2021	0.8	0.8
1.1	1.1	Colorado State Health Facilities Authority HOS	2.237%	A+	11/1/2022	1.1	1.1
—	0.8	Florida State Municipal Power Agency	1.966%	A2	10/1/2020	—	0.8
—	1.1	Florida State Municipal Power Agency	1.986%	A2	10/1/2021	—	1.2
—	1.0	Florida State Municipal Power Agency	2.064%	A2	10/1/2022	—	1.0
0.6	0.6	Hamilton County Ohio Healthcare Facilities	2.135%	AA	6/1/2020	0.6	0.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal						Fair Value at
		Issuer	Coupon Rate	Credit Rating(8)	Maturity Date	March 31, 2020	December 31, 2019
2020	2019
						(Unaudited)
$0.9	$0.9	Harris County Texas Cultural Education Facilities	2.015%	AA-	5/15/2020	$0.9	$0.9
1.3	1.3	Harris County Texas Cultural Education Facilities	2.065%	AA-	5/15/2021	1.3	1.3
1.3	1.3	Harris County Texas Cultural Education Facilities	2.102%	AA-	5/15/2022	1.3	1.3
—	0.5	Indiana State Finance Authority	2.242%	AA-	3/1/2020	—	0.5
—	1.1	Lansing Michigan Board of Water and Light Utility System	1.952%	AA-	7/1/2022	—	1.2
—	7.1	Massachusetts State Water Resources	1.661%	AA+	8/1/2020	—	7.1
—	1.2	Massachusetts State Water Resources	1.702%	AA+	8/1/2021	—	1.2
—	2.9	Massachusetts State Water Resources	1.734%	AA+	8/1/2022	—	2.9
—	0.3	Matanuska-Susitna Borough Alaska	2.016%	AA+	3/1/2023	—	0.3
—	0.5	Midland County Texas Fresh Water Supply	1.872%	AA-	9/15/2021	—	0.5
—	0.5	Midland County Texas Fresh Water Supply	1.910%	AA-	9/15/2022	—	0.5
0.2	0.2	Park Creek Metropolitan District Revenue	2.292%	AA	12/1/2022	0.2	0.2
—	0.2	Stockton California Public Financing Authority	1.942%	AA	10/1/2020	—	0.2
—	0.2	Stockton California Public Financing Authority	2.048%	AA	10/1/2021	—	0.2
—	0.1	Stockton California Public Financing Authority	2.145%	AA	10/1/2022	—	0.1
—	0.7	Texas State University System Revenue Finance	1.760%	Aa2	3/15/2020	—	0.7
—	0.5	Texas State University System Revenue Finance	1.810%	Aa2	3/15/2021	—	0.5
—	1.7	Texas State University System Revenue Finance	1.839%	Aa2	3/15/2022	—	1.7
—	0.5	University of Akron	1.976%	A1	1/1/2021	—	0.5
TOTAL MUNICIPAL BOND SECURITIES (Cost $7.7 and $33.3)						$7.8	$33.2
TOTAL OTHER MARKETABLE SECURITIES (Cost $1,354.4 and $4,144.7)						$1,347.3	$4,150.2
TOTAL MARKETABLE SECURITIES (Cost $2,154.8 and $4,830.7)						$2,072.0	$4,975.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

LOANS RECEIVABLE—5.7% and 5.0%

		Borrower	Property Type	Interest Rate(6)	Maturity Date	Fair Value at
Principal						March 31, 2020	December 31, 2019
2020	2019
						(Unaudited)
$—	$6.3	DJM Capital Partners Mezzanine	Retail	5.00%	3/9/2020	$—	$6.3
89.1	87.5	311 South Wacker Mezzanine	Office	4.70% + LIBOR	6/7/2020	85.8	86.8
79.5	92.2	Blackstone RioCan Retail Portfolio Mezzanine	Retail	4.65% + LIBOR	6/9/2021	79.5	92.2
60.0	60.0	River North Point Junior Mezzanine	Office	4.30% + LIBOR	7/9/2020	60.0	60.0
128.6	128.6	Project Glacier Mezzanine	Industrial	4.40% + LIBOR	11/9/2020	128.6	128.6
53.9	53.8	SCG Oakland Portfolio	Office	4.25% + LIBOR	3/1/2021	54.1	53.8
—	20.0	Crest at Las Colinas Station Mezzanine	Apartments	5.11% + LIBOR	5/10/2021	—	20.0
60.0	60.0	SoNo Collection Mezzanine	Retail	6.75% + LIBOR	8/6/2021	60.0	60.0
14.7	14.7	Liberty Park	Office	6.08%	11/9/2021	14.7	14.7
125.0	125.0	State Street Financial Center Mezzanine	Office	6.500%	11/10/2021	124.4	124.4
20.0	20.0	Modera Observatory Park Mezzanine	Apartments	4.34% + LIBOR	6/10/2022	19.9	20.0
16.3	16.2	San Diego Office Portfolio Mezzanine	Office	2.45% + LIBOR	8/9/2022	15.1	16.1
49.0	48.2	San Diego Office Portfolio Senior Loan	Office	2.45% + LIBOR	8/9/2022	49.5	48.2
20.8	20.8	Rosemont Towson Mezzanine	Apartments	4.15% + LIBOR	9/9/2022	20.5	20.8
33.8	33.8	Colony New England Hotel Portfolio Mezzanine	Hotel	2.80% + LIBOR	11/9/2022	31.7	33.8
101.4	101.4	Colony New England Hotel Portfolio Senior Loan	Hotel	2.80% + LIBOR	11/9/2022	101.3	101.4
33.9	33.9	Exo Apartments Mezzanine	Apartments	2.30% + LIBOR	1/9/2023	31.6	33.9
101.6	101.6	Exo Apartments Senior Loan	Apartments	2.30% + LIBOR	1/9/2023	103.1	101.6
13.3	—	Five Oak Mezzanine	Office	2.35% + LIBOR	4/9/2023	13.3	—
40.0	—	Five Oak Senior Loan	Office	2.35% + LIBOR	4/9/2023	40.0	—
27.5	27.5	1330 Broadway Mezzanine	Office	5.01% + LIBOR	8/10/2023	27.5	27.5
82.0	82.0	Great Value Storage Portfolio Mezzanine	Storage	7.88%	12/6/2023	77.9	82.0
85.0	85.0	Park Avenue Tower Mezzanine	Office	4.35% + LIBOR	3/9/2024	85.0	85.0
71.0	71.0	BREP VIII Industrial Loan Facility Mezzanine	Industrial	5.00% + LIBOR	3/9/2026	71.0	71.0
20.0	20.0	Aspen Lake Office Portfolio Mezzanine	Office	8.25%	3/10/2028	20.0	20.0
95.0	95.0	Merritt on the River Office Portfolio Mezzanine	Office	8.00%	8/1/2028	95.0	95.0
100.0	100.0	Charles River Plaza North Mezzanine	Office	6.08%	4/6/2029	100.0	100.0
53.0	—	Sol y Luna	Apartments	6.55%	1/6/2030	53.0	—
TOTAL LOANS RECEIVABLE (Cost $1,574.5 and $1,504.5)						$1,562.5	$1,503.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

LOANS RECEIVABLE WITH RELATED PARTIES—0.3% and 0.2%

		Related Party	Property Type	Interest Rate(6)	Maturity Date	Fair Value at
Principal						March 31, 2020	December 31, 2019
2020	2019
						(Unaudited)
$36.5	$36.5	MRA Hub 34 Holding, LLC	Office	2.50% + LIBOR	9/1/2022	$36.5	$36.5
32.8	32.8	THP Student Housing, LLC	Apartment	3.20%	9/1/2024	32.0	32.5
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES (Cost $69.3 and $69.3)						$68.5	$69.0
TOTAL INVESTMENTS (Cost $22,939.5 and $25,697.4)						$27,376.6	$29,899.0

(1)	The investment has a loan payable outstanding, as indicated in Note 9—Loans Payable.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	For zero-coupon securities issued at a discount or premium to par, yield represents the annualized yield to maturity. For all other securities, the coupon rate is presented.

(5)	A portion of this investment consists of land currently under development.

(6)
Fixed interest rate loans are represented with a single rate. Variable interest rate loans are presented with their base spread and the corresponding index rate. All variable interest loans currently held by the Account use the one month LIBOR rate on U.S. dollar deposits as the index rate, as published by ICE Benchmark Administration Limited.

(7)	All or a portion of these securities are out on loan. The aggregate value of securities on loan March 31, 2020 and December 31, 2019 were $2.4 million and $25.2 million, respectively.

(8)	Credit ratings are sourced from S&P Global Ratings ("S&P"), Moody's Investors Services or Fitch Ratings, Inc.

(9)
On February 19, 2020, the Account purchased the 15% ownership interest of SITE Centers Corp in DDRTC Core Retail Fund, LLC, a joint venture between the Account and SITE Centers Corp. All properties and associated debt formerly held within DDRTC Core Retail Fund, LLC are now wholly-owned by the Account.

(10)
On March 9, 2020, the Account purchased the 30% ownership interest of DJM Capital Partners ("DJM Capital") in PC Borrower, LLC, a joint venture between the Account and DJM Capital. The retail property and associated debt formerly held within PC Borrower, LLC is now wholly-owned by the Account.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Account’s financial condition and results of operations should be read together with the Consolidated Financial Statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, and the section of the Account’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”) entitled “Item 1A. Risk Factors.” The past performance of the Account is not indicative of future results.
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

•
COVID-19 Risks. In response to the COVID-19 pandemic, governmental authorities throughout the world, including the United States, have taken significant measures to inhibit the spread of the disease, such as prohibiting people from congregating in heavily populated areas, instituting localized quarantines, restricting nonessential travel, issuing “stay-at-home” orders, closing schools, and most notably, restricting the types of businesses that may continue to operate. The restrictions have had an adverse impact on economic and market conditions across the United States. It is possible that public health officials and governmental authorities in the markets in which we own properties may impose additional restrictions in an effort to further slow the spread of the COVID-19 pandemic or may relax or revoke existing restrictions too quickly, which could, in either case, exacerbate the severity of adverse impacts on the economy. The COVID-19 pandemic, including these responsive measures, will likely have an adverse effect on the Account. For example, the negative impact of the COVID-19 pandemic on our tenants may include an immediate reduction in cash flow available to pay rent under our leases which, in turn, could adversely affect our own liquidity, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms and could result in the Account exercising the liquidity guarantee. Moreover, the market volatility and economic uncertainty surrounding the COVID-19 pandemic may negatively impact our liquid investments, such as those in real estate investment trusts ("REIT") securities and mortgage backed securities ("MBS"). These and other consequences of the COVID-19 pandemic are expected to have an adverse effect on the Account’s business and results of operations;

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

•
Borrowing Risk. Risks associated with financing the Account’s properties, including the risk of default on loans secured by the Account’s properties (which could lead to foreclosure), the risk of default under unsecured lines of credit or credit facilities underwritten by third-party lenders, the risk associated with high loan-to-value ratios on the Account’s properties (including the fact that the Account may have limited, or zero net value in such a property), the risk that significant sums of cash could be required to make principal and interest payments on the loans and the risk that the Account may not have the ability to obtain financing or refinancing on favorable terms (or at all), which may be aggravated by general disruptions in credit and capital markets;

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

•
Joint Venture Investment Risk. The risks associated with joint ventures and real estate funds, including the risk that a co-venturer or fund manager may have interests or goals inconsistent with that of the Account, the risk that a co-venturer or fund manager may have financial difficulties, and the risk that the Account may have limited rights with respect to operation of the property and transfer of the Account’s interest;

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

•
Global Economic Risks. National and regional economies and financial markets have become increasingly interconnected, which has increased the probability that conditions in one country, region or market might adversely impact issuers in a different country, region or market. Events such as war, terrorism, natural and environmental disasters and the spread of infectious illnesses, pandemics or other public health emergencies may adversely affect the global economy and the securities, local commercial real estate markets and issuers in which the Account invests. Recent examples of such events include the COVID-19 pandemic that was first detected in Wuhan, China in December 2019 and has since spread worldwide, resulting in government imposed shutdowns across the globe. These events have and could continue to reduce consumer demand and economic output, result in market closure, travel restrictions or quarantines, and generally have a significant impact on the economy, and, as a result, have an adverse effect on the Account’s business;

•
ESG Criteria Risk. The risks that the Account’s utilization of environmental, social and governance ("ESG") criteria in its commercial real estate underwriting may result in the Account foregoing some commercial real estate market opportunities that could be beneficial to the Account. Consequently, the Account may underperform other investment vehicles that do not utilize such ESG criteria in selecting portfolio properties;

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

•
Risks of Mortgage-Backed Securities. The Account from time to time has invested in mortgage-backed securities and may in the future invest in such securities. Mortgage-backed securities, such as commercial mortgage-backed securities ("CMBS") and residential mortgage-backed securities ("RMBS"), are subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. The underlying mortgage loans may experience defaults, are subject to prepayment risk or extension risk and are highly sensitive to changes in interest rates, liquidity of the secondary market, economic conditions impacting financial institutions and the credit markets generally, and changes in governmental policies impacting Fannie Mae and Freddie Mac and/or U.S. Government programs related to mortgages that may be implemented in the future;

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

•
Risks of U.S. Government and Government Agency Securities.Risks associated with investment securities issued by U.S. Government agencies and U.S. Government-sponsored entities, including the risk that the issuer may not have their securities backed by the full faith and credit of the U.S. Government, which could adversely affect the pricing and value of such securities. Such securities are also subject market movements, regulatory changes, changes in political or economic conditions or downgrades or threatened downgrades of the credit rating for U.S. Government obligations generally that could negatively impact the value of the securities and the Account’s ability to dispose of the security at a favorable time. U.S. Government securities generally present limited credit risk compared to other types of debt securities but are not free from risk;

•
Risks of Corporate Obligations. The Account’s investment in corporate obligations (such as commercial paper and other types of corporate debt) may be subject to general dislocations in the finance or credit markets, fluctuations in transaction activity that could impair the Account’s ability to dispose of a corporate debt security at a favorable time, and the risk that the credit quality of the corporate issuer will deteriorate, any of which could have a negative impact on the value of the investment; and

•
Risks of Liquid, Fixed-Income Investments and Other Securities. Risks associated with investments in liquid, fixed-income investments and real estate-related liquid assets (which could include, from time to time, registered or unregistered REIT securities and CMBS), and non-real estate-related liquid assets, including:

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

•	Downgrade Risk-The risk that securities are subsequently downgraded should TIAA and/or rating agencies believe the issuer’s business outlook or creditworthiness has deteriorated;

•	Income Volatility Risk-The risk that the level of current income from a portfolio of fixed-income investments may decline in certain interest rate environments;

•	Call Risk-The risk that, during periods of falling interest rates, an issuer may call (or repay) a fixed-income security prior to maturity, resulting in a decline in the Account’s income;

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

•
Emerging and Frontier Markets Risk-The risk of foreign investment often increases in countries with emerging markets. For example, these countries may have more unstable governments than developed countries, and their economies may be based on only a few industries. Because their financial markets may be very small, share prices of financial instruments in emerging market countries may be volatile and difficult to determine. Financial instruments of issuers in these countries may be less liquid than those of issuers in more developed countries. In addition, foreign investments are subject to a variety of special restrictions in many emerging market countries. Frontier markets are those emerging markets that are considered to be among the smallest, least mature and least liquid, and as a result, the risks of investing in emerging markets are magnified in frontier markets;

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

•
Currency Management Strategies Risk-Currency management strategies, including the use of forward currency contracts and other derivatives, may substantially change the Account’s exposure to currencies and currency exchange rates and could result in losses to the Account if currencies do not perform as anticipated;

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
More detailed discussions of certain of these risk factors are contained in the section of the Form 10-K entitled “Item 1A. Risk Factors” and "Part II, Item 1A, Risk Factors" in this Report and also in the section below entitled “Quantitative and Qualitative Disclosures About Market Risk.” These risks could cause actual results to differ materially from historical experience or management’s present expectations.
Caution should be taken not to place undue reliance on management’s forward-looking statements, which represent management’s views only as of the date that this report is filed. Neither management nor the Account undertake any obligation to update publicly or revise any forward-looking statement, whether as a result of new information, changed assumptions, future events or otherwise.
Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended March 31, 2020 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.
ABOUT THE TIAA REAL ESTATE ACCOUNT
The Account was established, under the laws of New York, in February 1995 as a separate account of TIAA and interests in the Account were first offered to eligible participants on October 2, 1995. The Account offers individual and group accumulating annuity contracts (with contributions made on a pre-tax or after-tax basis), as well as individual lifetime and term-certain variable payout annuity contracts (including the payment of death benefits to beneficiaries). Investors are entitled to transfer funds to or from the Account under certain circumstances. Funds invested in the Account for each category of contract are expressed in terms of units, and unit values will fluctuate depending on the Account’s performance.
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

•
public and/or privately placed, domestic and foreign, registered and unregistered equity investments in REITs, which investments may consist of registered or unregistered common or preferred stock interests;

•	private real estate limited partnerships and limited liability companies (collectively, "real estate funds");

•	investments in equity or debt securities of domestic and foreign companies whose operations involve real estate (i.e., that primarily own, develop or manage real estate) which may not be REITs; and

•
domestic or foreign loans, including conventional commercial mortgage loans, participating mortgage loans, secured domestic and foreign (including U.K.) mezzanine loans, subordinated loans and collateralized mortgage obligations, including CMBS and other similar investments.

The Account’s principal investment strategy is to purchase direct ownership interests in income-producing real estate, primarily office, industrial, retail and multi-family properties. The Account is targeted to hold between 65% and 85% of the Account’s net assets in such direct ownership interests.
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. Management intends that the Account will not hold more than 10% of net assets in such securities on a long-term basis. As of March 31, 2020, publicly traded REIT securities comprised approximately 2.8% of the Account’s net assets, and the Account held no CMBS as of such date.
In making commercial real estate investments within the Account, TIAA seeks to make investments that are suitable from a financial perspective and whose activities are generally consistent with industry recognized ESG criteria. The Account intends to promote awareness of these criteria to its joint venture partners, vendors and other stakeholders in connection with portfolio related activity involving commercial real estate transactions. TIAA believes awareness, and, as appropriate, implementation of ESG criteria in commercial real estate holdings is beneficial to total long-term returns for the Account. In its evaluation of commercial real estate opportunities, the Account will take ESG considerations into account as part of the financial assessment of a commercial real estate portfolio asset, and not to achieve a desired outcome or as an investment qualification or screen. Ultimately, the Account will make an investment decision that incorporates ESG criteria only to the extent that the criteria is reasonably expected to enhance the ability to achieve desired returns for the Account.
Liquid, Fixed-Income Investments. The Account will invest the remaining portion of its assets (targeted to be between 15% and 25% of its net assets) in the following types of liquid, fixed income investments;

•	U.S. Treasury or U.S. Government agency securities;

•
Intermediate-term or long-term government related instruments, such as bond or other fixed-income securities issued by U.S. Government agencies, U.S. States or municipalities or U.S. Government-sponsored entities as well as foreign governments and their agencies (including those in emerging markets) and supranational or multinational organizations (e.g., the European Union);

•
Intermediate-term or long-term non-government related instruments, such as corporate debt securities or asset-backed securities (“ABS”) issued by domestic or foreign entities, including domestic or foreign mezzanine or other debt, MBS, RMBS, debt securities of foreign governments, and collateralized debt (“CDO”), collateralized bond (“CBO”) and collateralized loan (“CLO”) obligations, but only if such non-government related instruments are investment-grade securities;

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
The portion of the Account’s net assets invested in liquid investments of all types may exceed the upper end of its target, for example, if (i) the Account receives a large inflow of money in a short period of time, in particular due to significant participant transfer activity into the Account, (ii) the Account receives significant proceeds from sales or financings of direct real estate assets, (iii) there is a lack of attractive direct real estate investments available on the market, and/or (iv) the Account anticipates more near-term cash needs, including to acquire or improve direct real estate investments, pay expenses or repay indebtedness.
Foreign Investments. The Account may also make foreign real estate and foreign real estate-related investments and foreign liquid, fixed-income investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management doesn't intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of March 31, 2020, the Account did not hold any foreign real estate investments.
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
FIRST QUARTER 2020 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook

Key Macro Economic Indicators	Actuals		Forecast
	2019	1Q20	2020	2021
Economy(1)
Gross Domestic Product ("GDP")	2.3%	(4.8)%	(4.5)%	3.7%
Employment Growth (Thousands)	2,112	(381)	(3,180)	2,160
Unemployment Rate	3.7%	4.4%	9.3%	6.9%
Interest Rates(2)
10 Year Treasury	2.1%	0.7%	0.9%	1.4%
Sources: Bloomberg, BEA, Bureau of Labor Statistics, Federal Reserve and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while annual values represent a twelve-month average.

(2)	Treasury rates are an average over the stated period.
According to the Bureau of Labor Statistics, the U.S. economy began the year strong, adding 214,000 and 275,000 jobs during January and February, respectively. However, the arrival of COVID-19 rapidly changed the economic outcome of the first quarter. On March 11, 2020, the World Health Organization announced that COVID-19 had become a pandemic. As the COVID-19 pandemic spread across the U.S. in March, many state governors instituted "stay-at-home" orders which temporarily required all non-essential businesses to work remotely or temporarily curtail operations. These orders, designed to help moderate the severity of the outbreak and its immediate impact on healthcare resources, ultimately had a substantial impact on the U.S. economy. The U.S. economy lost 870,000 jobs in the month of March. The increase of unemployment claims filed in April suggest that job losses in April will be more severe than the March decline.
In March 2020, the Federal Reserve enacted multiple emergency actions in response to the economic disruption caused by the COVID-19 pandemic. These actions, such as lowering the federal funds to 0.00%-0.25% and committing to purchase an unlimited amount of Treasury bonds and agency MBS, have kept the credit markets functioning. The broad array of actions aggregate to the largest fiscal stimulus in history, constituting over 10% of U.S. GDP. The Federal Reserve has consistently signaled that it will continue to take aggressive measures to support the U.S. economy through the COVID-19 pandemic.
Real Estate Market Conditions and Outlook
Commercial real estate conditions began to show the impact of the COVID-19 pandemic in first quarter of 2020, though results are largely insulated by strong performance carried forward from previous quarters. According to CB Richard Ellis Econometric Advisors ("CBRE-EA"), markets with a sizable public sector or an established technology presence will best absorb the shocks to their local economies, while tourism hubs like Orlando and Las Vegas are most likely to have a longer lasting negative impact from the COVID-19 pandemic.
Real estate market conditions are expected to deteriorate in the near term. Real estate transactions are expected to slow significantly until the long-term impact of the COVID-19 pandemic on the U.S. economy is fully understood and economic conditions stabilize. As the root causes of the decline are not considered structural, there is cautious optimism that conditions may recover at a quicker pace than after the financial crisis of 2007-2009.
While real estate across the country is likely to undergo distress in the near-term, the Account benefits from its ample liquidity resources, which allow the Account to weather economic downturns without liquidating properties at suboptimal pricing. Property pricing as calculated by the Green Street Advisor Commercial Property Price Index (“CPPI”) decreased by 1.4% from the prior quarter. For the quarter ending March 31, 2020, the Account’s directly held real estate assets generated a return of 1.10%.

The outbreak of the COVID-19 pandemic and the subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the quarter ended March 31, 2020. The worldwide spread of the COVID-19 pandemic has created significant uncertainty in the global economy. At this time the Account reasonably expects tenants will request certain rent relief and lease modifications as a result of the pandemic; however, such requests have not been significant as of March 31, 2020. The duration and extent of COVID-19 over the long-term cannot be reasonably estimated at this time. The ultimate impact of the COVID-19 pandemic and the extent to which the COVID-19 pandemic impacts the Account’s business, results of operations, investments, and cash flows will depend on future developments, which are highly uncertain and difficult to predict.
Data for the Account’s top five markets in terms of market value as of March 31, 2020 are provided below. The five markets presented below represent 43.2% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 91.6% leased.

Top 5 Metro Areas by Fair Market Value(1)	Account % Leased Fair Value Weighted(2)	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio(3)	Metro Area Fair Value as a % of Total Investments
Washington-Arlington-Alexandria, DC-VA-MD-WV	82.0%	17	10.9%	9.3%
Los Angeles-Long Beach-Glendale, CA	93.8%	16	10.4%	8.9%
New York-Jersey City-White Plains, NY-NJ	81.0%	12	7.8%	6.7%
Boston-Cambridge-Newton, MA-NH	89.5%	8	7.6%	6.5%
San Francisco-Oakland-Hayward, CA	85.6%	10	6.5%	5.5%

(1)
The table above has been standardized to depict metropolitan statistical area ("MSA") definitions. Prior iterations of this table presented metropolitan divisions, which represent a subset of the larger MSA.

(2)
Weighted by fair value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair value of the Account’s monetary investments in those markets.

(3)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

Office
As the COVID-19 pandemic spread across the country, many state and local governments instituted "stay-at-home" orders requiring employees to work remotely. The rapid onset of the outbreak caused companies to significantly reduce the number of on-site employees in a matter of days. Social distancing efforts are likely to continue across the country in the second quarter, especially in gateway cities such as New York and Los Angeles. Moreover, even as government restrictions are eased, employers will likely be cautious in returning employees to offices, especially if telecommuting proves an effective alternative. As of March 31, 2020, the Account's rents from office tenants were not materially affected, but the duration of the COVID-19 pandemic remains unknown, and its continued effect on the economy significantly increases the likelihood that tenants will undergo financial distress.
The impact of the COVID-19 pandemic on vacancies is not likely to be observed until the latter half of 2020. Vacancy nationwide increased from 12.1% in the fourth quarter of 2019 to 12.3% in the first quarter of 2020, as reported by CBRE-EA. Vacancies have risen most notably in geographic locations with significant exposure to oil and gas (e.g,. Houston, Dallas). The vacancy rate of the Account’s office portfolio increased to 14.0% in the first quarter as compared to 11.9% in the prior quarter, driven primarily by a large scheduled lease expiration at one of the Account's properties in the San Francisco metro area. The vacant space is already under contract with the new lease beginning in May 2020. The increase in the Boston vacancy rate was also caused by a scheduled lease expiration. Demand for office space in the Boston metro area has been strong over the last several quarters, but the COVID-19 pandemic introduces an unknown variable into the leasing environment that could cause the lease-up process to slow. The above-average vacancy rate in the New York metro area is driven by two properties currently undergoing redevelopment to increase the long term value of the properties. The vacancy rate in the New York metro will remain elevated over the near term as legacy tenants fully vacate the properties and redevelopment efforts continue. Moreover, as the New York metro area was severely impacted by the COVID-19 pandemic, vacancy rates in the region may remain elevated for a longer duration depending on the continued effects of the COVID-19 pandemic.

			Account Square Foot Weighted Average Vacancy		Market Vacancy(2)
Top 5 Office Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q1 2020	Q4 2019	Q1 2020	Q4 2019
Account / Nation			14.0%	11.9%	12.3%	12.1%
Boston-Cambridge-Newton, MA-NH	$1,537.4	5.6%	12.0%	8.6%	9.0%	8.8%
Washington-Arlington-Alexandria, DC-VA-MD-WV	1,469.1	5.4%	12.8%	12.8%	14.6%	13.8%
New York-Jersey City-White Plains, NY-NJ	1,208.5	4.4%	32.8%	28.2%	8.7%	8.7%
San Francisco-Redwood City-South San Francisco, CA	1,039.9	3.8%	13.8%	1.1%	5.8%	5.2%
Los Angeles-Long Beach-Glendale, CA	886.4	3.2%	4.0%	2.9%	11.8%	11.5%

(1)
The table above has been standardized to depict metropolitan statistical area ("MSA") definitions. Prior iterations of this table presented metropolitan divisions, which represent a subset of the larger MSA.

(2)	Source: CBRE-EA. Market vacancy is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space.
Industrial
Industrial market conditions are primarily influenced by GDP growth, international trade, and consumer spending, all of which have been negatively impacted by the COVID-19 pandemic. Economists are projecting that U.S. GDP will likely suffer a large contraction in the second quarter of 2020. Declines in consumer spending as a result of job losses and government "stay-at-home" orders have caused and will continue to cause industrial production to slow. There is some optimism that the economy will rebound quickly after reaching its trough (commonly known as a "V" shaped recovery), but the possibility of a long duration recession (commonly known as a "U" shaped recovery) exists. Despite an unfavorable near-term outlook, when compared to the four core real estate sectors, the industrial sector is best positioned to weather the economic volatility. Demand for industrial space was robust coming into 2020, and while new supply has likewise been strong, vacancy was continuing to decline due to excess demand. Additionally, the COVID-19 pandemic is accelerating the long-term shift to e-commerce, which has been a key factor driving industrial demand over the last several years. As of March 31, 2020, the Account's rents from industrial tenants were not materially affected, but the duration of the COVID-19 pandemic remains unknown, and its continued effect on the economy increases the likelihood that some tenants may undergo financial distress.
The impact of the COVID-19 pandemic on vacancies is not likely to be observed until the latter half of 2020. The national industrial availability rate increased from 7.2% in the prior quarter to 7.3% in the first quarter of 2020, as reported by CBRE-EA.Vacancies are highest in geographic locations with significant exposure to oil and gas (e.g,. Houston, Dallas). The average vacancy rate of the Account’s industrial properties increased to 6.1% in the first quarter of 2020 from 4.7% in the previous quarter, primarily driven by space coming available at one of the Account's properties in the Washington, DC metro area. Capital improvements are taking place at the property to increase the value of the space to potential tenants. Elevated vacancy in the Houston metro area is likely to persist over the near term, as depressed oil prices have caused a stall in the local leasing environment.

			Account Square Foot Weighted Average Vacancy		Market Vacancy(2)
Top 5 Industrial Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q1 2020	Q4 2019	Q1 2020	Q4 2019
Account / Nation			6.1%	4.7%	7.3%	7.2%
Riverside-San Bernardino-Ontario, CA	$987.2	3.6%	0.0%	0.0%	6.2%	6.2%
Seattle-Tacoma-Bellevue, WA	409.6	1.5%	3.3%	2.9%	5.2%	5.3%
Los Angeles-Long Beach-Anaheim, CA	384.2	1.4%	4.5%	5.1%	5.3%	4.5%
Dallas-Fort Worth-Arlington, TX	337.3	1.2%	8.8%	8.5%	8.5%	8.2%
Houston-The Woodlands-Sugar Land, TX	273.2	1.0%	19.7%	16.0%	10.4%	9.7%

(1)	The table above has been standardized to depict MSA definitions. Prior iterations of this table presented metropolitan divisions, which represent a subset of the larger MSA.

(2)	Source: CBRE-EA. Market vacancy is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space.
Multi-Family
Apartment demand is driven by a combination of economic and demographic forces including job growth, household formations, and changes in the U.S. homeownership rate. The COVID-19 pandemic resulted in an economic shock to some U.S. renters in the first quarter, especially those employed by non-essential businesses with limited abilities to telecommute. Job losses and furloughs quickly accelerated across the country in March and April as some companies were forced to temporarily suspend or significantly limit operations to slow the outbreak. The economic shock has been most pronounced on low and middle-income renters, who are less likely to have savings or access to credit to soften the blow when income from employment is lost. The federal government funded several programs in the first quarter to partially offset the financial impact of the COVID-19 pandemic, the most notable actions to low and middle-income renters being a one-time direct payment of $1,200 to every qualifying taxpayer (with an additional $500 for every child) and an emergency increase of $600 per week to those collecting unemployment benefits. While these actions have partially offset some of the negative impact of the COVID-19 pandemic, renters that find themselves out of work or underemployed will continue to be financially challenged so long as businesses remain closed. As of March 31, 2020, the Account's rents from multifamily tenants were not materially affected by the COVID-19 pandemic; however, the duration of the COVID-19 pandemic remains unknown, and its continued effect on the economy increases the likelihood that some tenants may undergo financial distress.
The impact of the COVID-19 pandemic on vacancies is not likely to be observed until the latter half of 2020. The national apartment vacancy rate increased from 4.3% in the prior quarter to 4.5% in first quarter of 2020, as reported by RealPage, Inc. The sector has long benefited from strong fundamentals, such as a tight labor market and a long-term trend of first-time buyers delaying home ownership and renting for longer than historical precedent. However, the COVID-19 pandemic is causing the labor market to change rapidly, and multifamily demand will likely cool over the next several months and rising vacancies are expected. Student housing properties may be especially challenged until universities authorize students returning to campus. The vacancy rate of the Account’s apartment properties increased to 7.3% in the first quarter of 2020 as compared to 7.0% in the prior quarter. Renovations are proceeding at several properties in the Account's portfolio, including some in the Washington, Los Angeles and Denver metro areas. The renovation efforts are expected to enhance the long-term value of the impacted properties, but vacancy in these metro areas may persist above the market averages in the near-term while renovations continue.

			Account Units Weighted Average Vacancy		Market Vacancy(2)
Top 5 Apartment Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q1 2020	Q4 2019	Q1 2020	Q4 2019
Account / Nation			7.3%	7.0%	4.5%	4.3%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$760.0	2.8%	6.7%	7.1%	4.1%	4.0%
Los Angeles-Long Beach-Anaheim, CA	699.1	2.6%	8.0%	7.0%	3.9%	3.7%
Miami-Fort Lauderdale-West Palm Beach, FL	577.9	2.1%	8.4%	7.4%	3.8%	3.8%
Denver-Aurora-Lakewood, CO	422.3	1.5%	8.9%	7.0%	5.3%	5.1%
New York-Newark-Jersey City, NY-NJ-PA	364.6	1.3%	0.7%	1.8%	2.3%	2.5%

(1)	The table above has been standardized to depict MSA definitions. Prior iterations of this table presented metropolitan divisions, which represent a subset of the larger MSA.

(2)	Source: RealPage. Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units.
Retail
While all core real estate sectors have been negatively impacted by the COVID-19 pandemic, the impact to the retail sector has been especially pronounced. State governments across the country have caused all "non-essential" retail to close temporarily, and even retail outlets deemed essential must adhere to social distancing criteria that limit the amount of consumers in stores. Non-essential retail has varying definitions across the country, but the definition typically includes vendors of specialty merchandise (e.g., furniture, beauty, electronics), entertainment venues, dine-in restaurants, and bars. Non-essential retail outlets have attempted to find alternative ways to deliver products to customers through e-commerce solutions, but retail is still highly dependent on customer traffic in stores to generate revenue. As the COVID-19 pandemic continues to impose significant financial difficulties for traditional retailers, certain of our tenants may be unable to continue as going concerns, which would unfavorably impact our business and results of operations. Traditional retail was facing ongoing challenges from e-commerce platforms long before the COVID-19 pandemic, and the pandemic will only accelerate this shift in consumer preferences. If such a shift occurs, there may be a decrease in demand for traditional retail space. As of March 31, 2020, rents from the Account's retail tenants were not materially affected, but requests for relief were more common among retail tenants than other sectors. The duration of the COVID-19 pandemic remains unknown, and its continued effect on the economy increases the likelihood that retail tenants may undergo continued financial distress.
The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers. The retail portfolio is managed to minimize significant exposure to any single retailer. The Account has over 1,100 retailers across its portfolio, with its largest retail exposure comprising less than 3.5% of total retail rentable area. The Account’s retail vacancy increased to 6.6% in the first quarter of 2020 from 6.1% in the prior quarter due to scheduled lease expirations. Redeployment of the vacated space may be challenging in the near term due to unfavorable market conditions caused by the COVID-19 pandemic.

			Account Units Weighted Average Vacancy		Market Vacancy(1)
	Total Exposure ($M)	% of Total Investments	Q1 2020	Q4 2019	Q1 2020	Q4 2019
All Retail			6.6%	6.1%	6.1%	6.1%
Lifestyle & Mall	$2,365.5	8.6%	6.5%	5.3%	5.5%	5.4%
Neighborhood, Community & Strip	1,580.4	5.8%	7.0%	7.1%	8.7%	8.6%
Power Center(2)	628.8	2.3%	3.9%	5.3%	6.9%	7.0%

(1)	Source: CBRE-EA. Market vacancy is defined as the percentage of space available for rent. The Account’s vacancy is the square foot-weighted percentage of unleased space.

(2)
The Power Center designation is reserved for properties with three or more anchor units. Anchor units are leased to large retailers such as department stores, home improvement stores and warehouse clubs. Properties with the Neighborhood, Community and Strip designation consist of two or less anchor units.

Hotel
The COVID-19 pandemic caused hotel revenues and occupancy to decline across the country at an unprecedented rate in the first quarter of 2020. As as result of government-imposed travel bans, business travel has been severely limited to those who must travel for essential reasons. As businesses begin to adapt to these restrictions and increasingly manage their affairs through virtual platforms, business travel may not reach levels seen before the COVID-19 pandemic in the near-term, which would continue to weigh on hotel demand and increase vacancy rates. Moroever, leisure travel is virtually nonexistent due to widespread nonessential travel bans instituted by state governments, and such travel many not recover until a vaccine or effective treatments are developed for the COVID-19 virus. Luxury hotels have been especially impacted by the COVID-19 pandemic, as they are also exposed to lost revenue from the absence of conferences and similar events (e.g., weddings). Hotel operators have been required to significantly reduce expenses until occupancy returns, which has resulted in additional layoffs, furloughs, and temporary hotel closures. The duration of the COVID-19 pandemic remains unknown, and its continued effect on the economy increases the likelihood that hotel revenues and occupancy rates will continue to decline.
The Account's exposure to the hotel sector is limited to one hotel in the Dallas metro area. Key metrics to track hotel performance include occupancy, the average daily rate ("ADR") and revenue per available room ("RevPAR"). For the quarter ended March 31, 2020, occupancy of the property declined significantly to 20.3% as compared to 65.2% in the previous quarter. ADR and RevPAR were $135.21 and $27.44, respectively, for the first quarter of 2020, as compared to $129.76 and $84.63, respectively, in the prior quarter.
INVESTMENTS
As of March 31, 2020, the Account held 85.2% of its total investments in real estate and real estate joint ventures. The Account also held investments in loans receivable including those with related parties representing 6.0% of total investments, U.S. Treasury securities representing 2.7% of total investments, real estate-related equity securities representing 2.6% of total investments, corporate bonds representing 1.9% of total investments, real estate funds representing 1.3% of total investments, government agency notes representing 0.2% of total investments and municipal bonds representing 0.1% of total investments.
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of March 31, 2020 was $2.6 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $2.9 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the Consolidated Schedules of Investments. Total outstanding principal on the Account’s portfolio as of March 31, 2020, inclusive of loans payable within the joint venture investments and $0.2 billion of loans outstanding on the unsecured line of credit, was $5.7 billion, which represented a loan-to-value ratio of 17.9%.
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
The following table lists the Account's ten largest investments as of March 31, 2020. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Concentrations of Risk.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Fashion Show	50%	Las Vegas	NV	Retail	$1,006.0	$417.9	$588.1	3.9%	3.3%
The Florida Mall	50%	Orlando	FL	Retail	900.1	155.8	744.3	3.5%	3.0%
Simpson Housing Portfolio	80%	Various	U.S.A.	Apartment	826.8	383.4	443.4	3.2%	2.7%
1001 Pennsylvania Avenue	100%	Washington	D.C.	Office	787.4	316.9	470.5	3.0%	2.6%
Colorado Center	50%	Santa Monica	CA	Office	632.7	269.9	362.8	2.4%	2.1%
99 High Street	100%	Boston	MA	Office	563.3	278.2	285.1	2.2%	1.9%
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	508.3	—	508.3	1.9%	1.7%
701 Brickell Avenue	100%	Miami	FL	Office	427.1	179.1	248.0	1.6%	1.4%
Lincoln Centre	100%	Dallas	TX	Office	421.4	—	421.4	1.6%	1.4%
Four Oaks Place	51%	Houston	TX	Office	420.7	81.8	338.9	1.6%	1.4%

(1)	The Account's share of the fair value of the property investment, gross of debt.

(2)	Debt fair values are presented at the Account's ownership interest.

(3)	The Account's share of the fair value of the property investment, net of debt.

(4)	Total real estate portfolio is the aggregate fair value of the Account's wholly-owned properties and the properties held within a joint venture, gross of debt.

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

Results of Operations
Three months ended March 31, 2020 compared to three months ended March 31, 2019
Net Investment Income
The following table shows the results of operations for the three months ended March 31, 2020 and 2019 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended March 31,		Change
	2020	2019	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$299.7	$262.6	$37.1	14.1%
Real estate property level expenses:
Operating expenses	69.2	59.2	10.0	16.9%
Real estate taxes	50.1	46.6	3.5	7.5%
Interest expense	24.3	25.7	(1.4)	(5.4)%
Total real estate property level expenses	143.6	131.5	12.1	9.2%
Real estate income, net	156.1	131.1	25.0	19.1%
Income from real estate joint ventures and funds	55.2	49.7	5.5	11.1%
Interest	42.5	41.1	1.4	3.4%
Dividends	4.5	4.4	0.1	2.3%
TOTAL INVESTMENT INCOME	258.3	226.3	32.0	14.1%
Expenses:
Investment management charges	17.2	19.5	(2.3)	(11.8)%
Administrative charges	11.7	13.3	(1.6)	(12.0)%
Distribution charges	7.6	7.9	(0.3)	(3.8)%
Mortality and expense risk charges	0.3	0.3	—	—%
Liquidity guarantee charges	16.2	12.9	3.3	25.6%
TOTAL EXPENSES	53.0	53.9	(0.9)	(1.7)%
INVESTMENT INCOME, NET	$205.3	$172.4	$32.9	19.1%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the three months ended March 31, 2020 and 2019. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions, unaudited).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2020	2019	$	%	2020	2019	$	%	2020	2019	$	%
Same Property	$248.1	$229.5	$18.6	8.1%	$56.0	$51.7	$4.3	8.3%	$43.4	$42.5	$0.9	2.1%
Properties Acquired	48.6	4.4	44.2	N/M	12.6	1.0	11.6	N/M	6.4	0.8	5.6	N/M
Properties Sold	3.0	28.7	(25.7)	(89.5)%	0.6	6.5	(5.9)	(90.8)%	0.3	3.3	(3.0)	N/M
Impact of Properties Acquired/Sold	51.6	33.1	18.5	N/M	13.2	7.5	5.7	N/M	6.7	4.1	2.6	N/M
Total Property Portfolio	$299.7	$262.6	$37.1	14.1%	$69.2	$59.2	$10.0	16.9%	$50.1	$46.6	$3.5	7.5%
N/M—Not meaningful

Rental Income:
Rental income increased by $37.1 million, or 14.1%, due to net acquisition activity paired with rising market rents and reduced rental concessions, most notably across the office sector. Market rents in the office, industrial and apartment sectors have continued to trend upward over the last several consecutive quarters, but retail market rents have largely remained flat over the same period.
Operating Expenses:
Operating expenses increased $10.0 million, or 16.9%, primarily driven by net acquisition activity. Increases in operating expense were effectively flat across the portfolio; however, the office sector experienced a small increase over the comparable period of the prior year due to expenses for storm damage incurred at a property. Also, slight increases in the apartment sector expenses are attributed to rising prices for services rendered to maintain the properties.
Real Estate Taxes:
Real estate taxes increased $3.5 million, or 7.5%, due to net acquisition activity.
Interest Expense:
Interest expense decreased $1.4 million, or 5.4%, as a result of lower average outstanding principal balances on loans payable paired with lower interest rates, as compared to the same period in 2019.
Income from Real Estate Joint Ventures and Funds:
Income from real estate joint ventures and funds increased $5.5 million, or 11.1%, which was attributed to a larger average portfolio of joint ventures paired with a larger portfolio of real estate funds.
Interest and Dividend Income:
Interest income increased $1.4 million due to the Account's growing loans receivable portfolio, which was slightly offset by a reduction in interest income from short-term securities. Dividend income increased $0.1 million, remaining relatively flat when compared the first quarter of 2019.
Expenses:
Investment management, administrative and distribution costs are charged to the Account associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, as applicable, on an at cost basis. These expenses decreased $4.2 million from the comparable period of 2019, as a result of reductions in expenses related to information technology.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. These expenses increased $3.3 million as a result of an increase in net assets of the Account from the comparative period paired with a four basis point increase to the expense charge for the liquidity guarantee which was effective August 1, 2019.

Net Realized and Unrealized Gains and Losses on Investments and Loans Payable
The following table shows the net realized and unrealized gains and losses on investments and loans payable for the three months ended March 31, 2020 and 2019 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended March 31,		Change
	2020	2019	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(59.2)	$—	$(59.2)	N/M
Real estate joint ventures and funds	(460.3)	5.1	(465.4)	N/M
Marketable securities	35.2	141.0	(105.8)	(75.0)%
Loans receivable	(1.6)	—	(1.6)	N/M
Total realized (loss) gain on investments:	(485.9)	146.1	(632.0)	N/M
Net change in unrealized appreciation (depreciation) on:
Real estate properties	196.7	73.9	122.8	N/M
Real estate joint ventures and funds	300.5	2.5	298.0	N/M
Marketable securities	(230.8)	76.3	(307.1)	N/M
Loans receivable	(10.6)	1.2	(11.8)	N/M
Loans receivable with related parties	(0.5)	—	(0.5)	N/M
Loans payable	45.7	(29.6)	75.3	N/M
Net change in unrealized appreciation on investments and loans payable	301.0	124.3	176.7	N/M
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND LOANS PAYABLE	$(184.9)	$270.4	$(455.3)	N/M
N/M—Not meaningful
Real Estate Properties, Joint Ventures and Funds:
Net realized losses in the Account are primarily attributed to the transfer of investments from joint ventures to wholly-owned investments. See the Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments.
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $137.5 million during the first quarter of 2020 compared to $73.9 million of unrealized gains during the comparable period of 2019. Appreciation in the first quarter was primarily driven by the office sector, most notably among investments in Miami, FL and Boston, MA.
Real Estate Joint Ventures and Funds:
Real estate joint ventures and funds experienced net realized and unrealized losses of $159.8 million during the first quarter of 2020, compared to $7.6 million of net realized and unrealized gains during the comparable period of 2019. Net losses in the first quarter of 2020 were primarily driven by the Account's retail joint venture investments. As market rent in the retail sector continues to flatten, capital improvement costs are increasing to maintain occupancy and attract new tenants. Such unfavorable factors continue to place pressure on retail market values.
Marketable Securities:
The Account’s marketable securities experienced net realized and unrealized losses of $195.6 million during the first quarter of 2020 compared to net realized and unrealized gains of $217.3 million during the comparable period of 2019, primarily attributed to the performance of the Account's real-estate related securities. The performance of the Account's

REIT portfolio was in line with comparable REIT-based indexes in both periods. U.S. Treasuries, government agency notes and corporate bonds had a nominal impact in both periods due to the short and intermediate-term nature of these investments, respectively.
Loans Receivable, including those with related parties:
Loans receivable, including loans receivable with related parties, experienced net realized and unrealized losses of $12.7 million during the first quarter of 2020 compared to a $1.2 million unrealized gain during the comparable period of 2019. The losses can be attributed to uncertainty related to current market conditions, caused by the COVID-19 pandemic.
Loans Payable:
Loans payable experienced unrealized gains of $45.7 million during the first quarter of 2020 compared to a $29.6 million unrealized loss during the comparable period of 2019. The gains in the first quarter of 2020 were attributed to widening credit spreads during the quarter in response to the market instability introduced by the COVID-19 pandemic.
Liquidity and Capital Resources
As of March 31, 2020 and December 31, 2019, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $2.7 billion and $4.2 billion representing 10.3% and 15.2% of the Account’s net assets at such dates, respectively.
Net Income and Marketable Securities
The Account’s net investment income is a source of liquidity for the Account. Net investment income was $205.3 million for the three months ended March 31, 2020, as compared to $172.4 million for the comparable period of 2019. The increase in total net investment income is described more fully in the Results of Operations section.
The Account has a $500 million unsecured line of credit which had $310 million of availability as of March 31, 2020, accessible as needed to fund the Account's near-term objectives, as further described in Note 10—Line of Credit.
The Account may from time to time borrow money and assume or obtain a mortgage on a property to make leveraged real estate investments. The Account is authorized to borrow money in accordance with its investment guidelines. Under the Account’s current investment guidelines, the Account’s loan to value ratio (as described below) is to be maintained at or below 30% (measured at the time of incurrence and after giving effect thereto). Such incurrences of debt from time to time may include:

•	placing new debt on properties;

•	refinancing outstanding debt;

•	assuming debt on acquired properties or interests in the Account’s properties;

•	extending the maturity date of outstanding debt; and/or

•	an unsecured line of credit or credit facility.
As of March 31, 2020, the Account’s loan-to-value ratio was 17.9% The Account's loan-to-value ratio at any time is based on the outstanding principal amount of debt to the Account's total gross asset value, and excludes leverage, if any, employed by REITs and real estate funds in which the Account invests. The ratio will be measured at the time of any debt incurrence and will be assessed after giving effect thereto. The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets. In calculating outstanding indebtedness, we include only the Account’s actual percentage interest in any borrowings on a joint venture investment and not that of any joint venture partner. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving or other line of credit, management includes only amounts outstanding when calculating outstanding indebtedness.
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
As of March 31, 2020, there are five mortgage obligations secured by real estate investments wholly-owned by the Account totaling $127.6 million maturing within the next twelve months. The Account has sufficient liquidity in the form of cash and cash equivalents and securities to meet its mortgage obligations.
Recent Transactions
The following describes transactions occurring during the first quarter of 2020 related to real estate properties, real estate joint ventures, real estate funds, loans receivable, and loans payable. Except as noted, expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. Dollar amounts are shown in millions.
Real Estate Properties and Joint Ventures
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price (1)
Sole at City Center	01/15/2020	100.00%	Apartments	West Palm Beach, FL	$103.6
Park Creek Apartments	02/10/2020	100.00%	Apartments	Fort Worth, TX	41.7
Warwick Shopping Center(2)	02/19/2020	100.00%	Retail	Warwick, RI	11.1
Overlook at King of Prussia(2)	02/19/2020	100.00%	Retail	King of Prussia, PA	55.1
Shoppes at Lake Mary(2)	02/19/2020	100.00%	Retail	Lake Mary, FL	21.0
Winslow Bay Commons(2)	02/19/2020	100.00%	Retail	Mooresville, NC	50.9
Bellevue Place(2)	02/19/2020	100.00%	Retail	Nashville, TN	7.8
Eisenhower Crossing(2)	02/19/2020	100.00%	Retail	Macon, GA	10.1
Pavilion at Turkey Creek(2)	02/19/2020	100.00%	Retail	Knoxville, TN	49.9
Town and Country(2)	02/19/2020	100.00%	Retail	Knoxville, TN	30.1
Creeks at Virginia Center(2)	02/19/2020	100.00%	Retail	Glen Allen, VA	41.7
Alexander Place(2)	02/19/2020	100.00%	Retail	Raleigh, NC	39.9
Market Square(2)	02/19/2020	100.00%	Retail	Ft. Myers, FL	20.4
Cypress Trace(2)	02/19/2020	100.00%	Retail	Ft. Myers, FL	39.7
Columbiana Station(2)	02/19/2020	100.00%	Retail	Columbia, SC	43.8
Village Crossing(2)	02/19/2020	100.00%	Retail	Skokie, IL	160.7
Birkdale Village(2)	02/19/2020	100.00%	Retail	Huntersville, NC	128.9
Birkdale Village Apartments(2)	02/19/2020	100.00%	Apartments	Huntersville, NC	70.8
River Ridge(2)	02/19/2020	100.00%	Retail	Birmingham, AL	28.0
Woodstock Square(2)	02/19/2020	100.00%	Retail	Woodstock, GA	33.7
Newnan Pavilion(2)	02/19/2020	100.00%	Retail	Newnan, GA	39.7
Marketplace at Mill Creek(2)	02/19/2020	100.00%	Retail	Buford, GA	71.5
Heritage Pavilion(2)	02/19/2020	100.00%	Retail	Smyrna, GA	41.6
Fayette Pavilion(2)	02/19/2020	100.00%	Retail	Fayetteville, GA	88.4
Pacific City(3)	03/09/2020	100.00%	Retail	Huntington Beach, CA	153.9
Storage Portfolio III(4)	03/16/2020	90.00%	Storage	Atlanta, GA	16.4

(1)	The net purchase price represents the purchase price and closing costs.

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

(4)	Partial acquisition.

Sales

Property Name	Sales Date	Ownership Percentage	Sector	Location	Net Sales Price (1)	Realized Gain(Loss) on Sale(2)
The Woodley	01/08/2020	100.00%	Apartments	Washington, D.C.	$176.7	$(25.2)
Beltway North Commerce Center	01/14/2020	100.00%	Industrial	Houston, TX	29.8	4.3
250 North 10th Street	01/15/2020	100.00%	Apartments	Brooklyn, NY	137.1	(37.6)
DDRTC Core Retail Fund, LLC(3)	02/19/2020	85.00%	Retail	Various, U.S.A.	932.8	(422.2)
PC Borrower, LLC(4)	03/09/2020	70.00%	Retail	Huntington Beach, CA	107.7	(31.3)

(1)	The net sales price represents the sales price, less selling expenses.

(2)	Majority of the realized gain(loss) has been previously recognized as unrealized gains(losses) in the Account's Consolidated Statements of Operations.

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

Real Estate Funds
Acquisitions

Fund Name	Date of Initial Capital Contribution	Amount of Initial Capital Contribution	Total Commitment
JCR Capital - REA Preferred Equity Parallel Fund	03/23/2020	$2.2	$100.0
Loans Receivable
Originations and purchases

Investment Name	Transaction Date	Interest Rate	Sector	Maturity Date	Location	Amount
Sol Y Luna Mezzanine	01/07/2020	6.55%	Apartments	01/06/2030	Tucson, AZ	$53.0
Five Oak Senior/Junior Mezzanine	03/26/2020	2.35% + LIBOR	Office	04/09/2023	Portland, OR	$53.3
Payoffs and sales

Investment Name	Transaction Date	Interest Rate	Sector	Maturity Date	Location	Amount
Crest at Las Colinas Station Mezzanine	01/30/2020	5.11% + LIBOR	Apartments	05/10/2021	Irving, TX	$20.0
DJM Capital Partners Mezzanine	03/09/2020	5.00%	Retail	03/02/2020	Huntington Beach, CA	6.3
Financings
New financings and assumptions of debt

Property Name	Transaction Date	Ownership Percentage	Interest Rate	Sector	Maturity Date	Location	Amount
Overlook at King of Prussia(1)	02/19/2020	100.00%	3.82%	Retail	09/11/2027	King of Prussia, PA	$40.8
Winslow Bay Commons(1)	02/19/2020	100.00%	3.82%	Retail	09/11/2027	Mooresville, NC	25.8
Birkdale Village(1)	02/19/2020	100.00%	4.30%	Retail	04/01/2024	Huntersville, NC	78.4
Marketplace at Mill Creek(1)	02/19/2020	100.00%	3.82%	Retail	09/11/2027	Buford, GA	39.6
Pacific City(2)	03/09/2020	100.00%	2.00% + LIBOR	Retail	10/01/2023	Huntington Beach, CA	105.0

Payoffs and assignments of debt

Property Name	Transaction Date	Ownership Percentage	Interest Rate	Sector	Maturity Date	Location	Amount
DDRTC Core Retail Fund, LLC(1)	02/19/2020	85.00%	Various	Retail	Various	Various, U.S.A.	$156.8
PC Borrower, LLC(2)	03/09/2020	70.00%	2.00% + LIBOR	Retail	10/01/2023	Huntington Beach, CA	73.5

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

Financings - Other
During the first quarter of 2020, the Account borrowed $400 million and paid off $460.0 million on the line of credit.
Marketable Securities
During the first quarter of 2020, the Account sold approximately $500 million in real estate-related securities.
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
In the Form 10-K for the year ended December 31, 2019, management identified the critical accounting policies which affect its significant estimates and assumptions used in preparing the Account’s financial statements. Certain of these accounting policies are described in Note 1—Organization and Significant Accounting Policies in this Form 10-Q.
There have been no material changes to these accounting policies from those disclosed in the Account's Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint ventures, funds and loans receivable, which, as of March 31, 2020, represented 92.5% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

•
General Real Estate Risk—The risk that the Account’s property values or rental and occupancy rates could go down due to general economic conditions, a weak market for real estate generally and/or in specific locations where the Account may own property, including, among other reasons, as a result of an epidemic, pandemic or other health-related issue in one or more markets where the Account owns property, disruptions in the credit and/or capital markets, or changes in supply and demand for certain types of properties;

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
As of March 31, 2020, 7.5% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., government agency notes and corporate bond securities) and REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in Critical Accounting Policies section above and in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.
The Account is also exposed to a variety of risks associated with investments in real estate-related liquid assets (which could include, from time to time, REIT securities and CMBS) and non-real estate-related liquid assets, including financial/credit risk, market volatility risk, interest rate volatility risk and deposit/money market risk. These risks have been heightened as a result of the COVID-19 pandemic.

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

In addition, to the extent the Account were to hold MBS (including CMBS) these securities are subject to prepayment risk or extension risk (i.e., the risk that borrowers will repay the loans earlier or later than anticipated). If the underlying mortgage assets experience faster than anticipated repayments of principal, the Account could fail to recoup some or all of its initial investment in these securities, since the original price paid by the Account was based in part on assumptions regarding the receipt of interest payments. If the underlying mortgage assets are repaid later than anticipated, the Account could lose the opportunity to reinvest the anticipated cash flows at a time when interest rates might be rising. The rate of prepayment depends on a variety of geographic, social and other functions, including prevailing market interest rates and general economic factors. The fair value of these securities is also highly sensitive to changes in interest rates. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments. These securities may be harder to sell than other securities.

In addition to these risks, real estate equity securities (such as REIT securities and MBS) would be subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. For more information on the risks associated with all of the Account’s investments, see the "Risk Factors" section of the Account’s most recent prospectus.
ITEM 4. CONTROLS AND PROCEDURES
(a) The registrant maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the registrant’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including TIAA’s Executive Vice President, and Chief Product Officer of TIAA Financial Solutions (Principal Executive Officer (“PEO”)) and TIAA’s Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Financial and Accounting Officer (“PFO”)), as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2020. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures provide reasonable assurance that material information required to be included in the Account's periodic reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
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
ITEM 1A. RISK FACTORS.
Except as set forth below, there have been no material changes from the Account’s risk factors as previously reported in the Account’s Annual Report on Form 10-K for the year ended December 31, 2019.
COVID-19-related risks to the real property market
In December 2019, COVID-19 was first detected in Wuhan, China and began spending around the world. On March 11, 2020, the World Health Organization announced that the outbreak of COVID-19 had become a pandemic. In response to the COVID-19 pandemic, governmental authorities throughout the world, including the United States, have taken significant measures to inhibit the spread of the disease, such as prohibiting people from congregating in heavily populated areas, instituting localized quarantines, restricting nonessential travel, issuing “stay-at-home” orders, closing schools, and most notably, restricting the types of businesses that may continue to operate. The restrictions have had an adverse impact on economic and market conditions across the United States. It is possible that public health officials and governmental authorities in the markets in which we own properties may impose additional restrictions in an effort to further slow the spread of the COVID-19 pandemic or may relax or revoke existing restrictions too quickly, which could, in either case, exacerbate the severity of adverse impacts on the economy. Factors related to the COVID-19 pandemic that may have an adverse effect on our business and results of operations, include:

•
a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action, which could adversely affect our tenants, particularly those in geographic locations with significant exposure to oil and gas (e.g., Dallas, Houston) where the COVID-19 pandemic has exacerbated downward pressures on crude oil, natural gas and natural gas liquids;

•
reduced economic activity impacting the businesses, financial condition, and liquidity of our tenants has caused, and is expected to continue to cause, one or more of our tenants to be unable to meet their obligations to us, including their ability to make rental payments, in full or at all, or otherwise seek modifications of such obligations, such as rent concessions, deferrals, abatements, or even the termination of lease obligations through bankruptcy;

•	the impact of new or continued complete or partial shutdowns of the operations of one or more of our tenants' businesses, most notably within the office, hotel, and retail sectors;

•
temporary or long-term disruptions in our tenants' supply chains from domestic and international suppliers could force tenants to reduce, delay or eliminate offerings of their products and services, resulting in less revenue and cash flow, which may impact tenants' ability to satisfy rent obligations;

•	the extent to which COVID-19 decreases customers' willingness to visit tenants' businesses in the future, which may result in tenants' continued inability to satisfy rent obligations;

•
the extent to which actions taken to slow the spread of COVID-19 result in unemployment or underemployment, which may negatively affect the ability of residential tenants to generate sufficient income to satisfy rent obligations;

•
restrictions to slow the spread of COVID-19 may limit leasing activities at the properties, such as property tours, and may have an adverse impact on the time it requires to renew leases, rent vacant space, or redeploy available space as leases expire;

•
increased safety accommodations for employees required to be on-site during a time of heightened health risks, which may increase our costs and make it more difficult to efficiently manage our properties;

•
the ability of our properties to continue to obtain necessary goods and services or provide adequate staffing, as well as to commence or continue construction, development, and redevelopment activities, which could result in delays, increased costs, and potentially missed deadlines; and

•	continued market turmoil may cause debt financing to be unavailable to the Account on attractive terms, or at all.
The full extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic. The extent to which the COVID-19 pandemic ultimately impacts our business and results of operations will depend on numerous evolving factors, including: (i) the duration and scope of the pandemic; (ii) governmental, business, and individuals' actions taken in response to the pandemic; (iii) the impact on economic activity from the pandemic and actions taken in response; (iv) the effect of the pandemic on our tenants and their businesses; (v) the ability of tenants to pay their rental income and any closures of our tenants' facilities, including, without limitation, due to shutdowns and "shelter-in-place" orders that may be requested or mandated by governmental authorities; (vi) the effect of the pandemic on our construction, development, and redevelopment activities; and (vii) the impact of the pandemic on our employees and any other operational disruptions or difficulties we may face. Any of these factors and risks could adversely impact our business or results of operations. Any increased costs or lost revenue as a result of tenant financial difficulty, or their need to comply with executive orders and other governmental guidance, may not be fully recoverable under our leases or adequately covered by insurance, which could impact our profitability. Moreover, the inability of our tenants to pay their rents when due could adversely affect our own liquidity, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms and could result in the Account exercising the liquidity guarantee.
The COVID-19 pandemic may also result in fundamental changes to several of the core real estate sectors in which we invest. For example, an office space is generally attractive to a business because it provides one central location for the business’ employees to conduct their work. As businesses establish the infrastructure necessary to support a telecommuting workforce in response to the COVID-19 pandemic, they may find that such work-from-home arrangements are more efficient or beneficial for their employees than a traditional office environment. Moreover, as “social distancing” practices become normalized, businesses may struggle to justify the requirement that a large number of on-site employees be present in the same location when telecommuting is a readily available alternative. This could reduce the need for large office spaces in the future or cause companies to be less willing to pay higher rents for such spaces, which would ultimately harm our business and results of operations. Similarly, government-imposed travel restrictions have severely limited business travel, which has resulted in decreased occupancy in hotels. As businesses begin to adapt to these restrictions and manage their affairs through virtual platforms, the demand for business travel may be reduced significantly in the future, which would reduce the demand for hotel services and increase vacancy rates.
The COVID-19 pandemic is also accelerating fundamental changes in the retail sector. Due to government “stay-at-home” orders and the required closure of non-essential businesses, there has been a drastic reduction in sales and foot traffic in the retail sector and many retail tenants have been forced to limit their operations or close their businesses for a period of time. In addition to the serious financial distress this has imposed on many of our tenants, it has also required consumers-even those who prefer a more traditional retail experience-to purchase goods and services through online websites and retailers. This could result in a permanent change to consumer preferences in favor of e-commerce and further reduce the already declining demand for brick and mortar retail. This long-term effect may result in current tenants being unable to pay their rent when due and potential tenants abandoning the need for a physical space altogether, which would in turn harm our business and results of operations.
Any prolonged economic downturn, escalation of the COVID-19 pandemic or disruption in the financial markets may also impact our ability to access capital markets to issue debt or equity securities and to complete real estate transactions at attractive pricing or at all.
The impact of the COVID-19 pandemic may also precipitate and/or aggravate the other risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could adversely affect our business and results of operations (including revenues and profitability). In addition, the COVID-19 pandemic may also affect our operating or financial results in a manner that is not presently known to us or that we do not consider to present significant risks to operations.
COVID-19-related risks to liquid securities
The Account also invests in liquid securities of all types, including both publicly traded non-real estate-related investments and liquid real estate securities. The U.S. capital markets have experienced extreme volatility and disruption following the COVID-19 pandemic. Some economists and investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged global economic downturn, which, in addition to effecting our investments in real property, would adversely impact our investments in our real-estate and non-real estate-related liquid assets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions may adversely affect our business and results of operations. For more information on the risks that may be especially exacerbated as a result of the COVID-19 pandemic, see Risks of Liquid, Fixed Income Investments of “Item 1A Risk Factors” in the Account’s Annual Report on Form 10-K for the year ended December 31, 2019.
Global economic risks
National and regional economies and financial markets have become increasingly interconnected, which increases the possibilities that conditions in one country, region or market might adversely impact issuers in a different country, region or market. Changes in legal, political, regulatory, tax and economic conditions may cause fluctuations in markets and securities and commercial real property prices around the world, which could negatively impact the value of the Account’s investments. For example, the United Kingdom’s referendum decision to leave the European Union resulted in the depreciation in value of the British pound, short term declines in the stock markets and ongoing economic and political uncertainty concerning the consequences of the exit. Similar major economic or political disruptions, particularly in large economies like China, may have global negative economic and market repercussions. Additionally, events such as war, terrorism, natural and environmental disasters and the spread of infectious illnesses, pandemics or other public health emergencies may adversely affect the global economy and the securities, local commercial real estate markets and issuers in which the Account invests. Recent examples of such events include the outbreak of the COVID-19 pandemic, resulting in government imposed shutdowns across the globe. These events have reduced and could continue to reduce consumer demand and economic output, result in market closures, travel restrictions or quarantines, and generally have a significant impact on the economy, including the commercial real estate sector. Governmental and quasi-governmental authorities and regulators throughout the world have responded to the current impact of the COVID-19 pandemic with a variety of significant fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, could increase volatility in securities and commercial real estate markets, which could adversely affect the Account’s investments.
Cybersecurity and other business continuity risks
With the increased use of connected technologies to conduct business, the Account and its service providers (including, but not limited to, TIAA, Services, the Independent Fiduciary and the Account’s custodian and financial intermediaries) are susceptible to cybersecurity risks. In general, cybersecurity attacks can result from infection by computer viruses or other malicious software or from deliberate actions or unintentional events, including gaining unauthorized access through “hacking” or other means to digital systems, networks, or devices that are used to service the Account’s operations in order to misappropriate assets or sensitive information, corrupt data, or cause operational disruption. Cybersecurity attacks can also be carried out in a manner that does not require gaining unauthorized access, including by carrying out a “denial-of-service” attack on the Account or its service providers. In addition, authorized persons could inadvertently or intentionally release and possibly destroy confidential or proprietary information stored on the Account’s systems or the systems of its service providers.
Cybersecurity failures by the Account or any of its service providers, or the issuers of any portfolio securities in which the Account invests (e.g., issuers of REIT securities or debt securities), have the ability to result in disruptions to and impacts on business operations and may adversely affect the Account. Such disruptions or impacts may result in: (i) financial losses; (ii) interference with the processing of contract transactions, including the processing of orders from TIAA’s website; (iii) interfere with the Account’s ability to calculate AUVs; (iv) barriers to trading and order processing;

(v) Account contract owners’ inability to transact business with the Account; (vi) violations of applicable federal and state privacy or other laws; (vii) regulatory fines, penalties, reputational damage, reimbursement or other compensation costs; or (viii) additional compliance costs. The Account may incur additional, incremental costs to prevent and mitigate the risks of cybersecurity attacks or incidents. The Account and its participants could be negatively impacted by such cybersecurity attacks or incidents. Although the Account has established business continuity plans and risk-based processes and controls to address such cybersecurity risks, there are inherent limitations in such plans and systems in part due to the evolving nature of technology and cybersecurity attack tactics. As a result, it is possible that the Account or the Account’s service providers will not be able to adequately identify or prepare for all cybersecurity attacks. In addition, the Account cannot directly control the cybersecurity plans or systems implemented by its service providers.
Other disruptive events, including, but not limited to, natural disasters and public health or pandemic crises (such as the COVID-19 pandemic), may adversely affect the Account’s ability to conduct business. Such adverse effects may include the inability of TIAA’s employees, or the employees of its affiliates and the Account’s service providers, to perform their responsibilities as a result of any such event. Any resulting disruptions to the Account’s business operations can interfere with our processing of contract transactions, including the processing of orders from our website, impact our ability to calculate AUVs or cause other operational issues.
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

	(I)	Form of OneIRA Non-Qualified Deferred Annuity Contract (and Rate Schedule)[14]
	(J)	(1) Form of Endorsement to Retirement Choice and Retirement Choice Plus Contracts for Custom Portfolios[16]
(2) Form of Endorsement to Retirement Choice and Retirement Choice Plus Certificates for Custom Portfolios[16]
	(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate[17]
	(L)	(1)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Annuity Contract[18]
(2)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Plus Annuity Contract[18]
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of February 21, 2018, between TIAA, on behalf of the registrant, and RERC, LLC[15]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.[8]
(31)		Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications*
(32)		Section 1350 Certifications*
(101)
The following financial information from the Quarterly Report on Form 10-Q for the period ended March 31, 2020 (Unaudited), formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities as of March 31, 2020 (Unaudited), (ii) the Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (Unaudited) , (iii) the Consolidated Statements of Changes in Net Assets for the three ended March 31, 2020 and 2019 (Unaudited), (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (Unaudited), and (v) the Notes to the Consolidated Financial Statements (Unaudited).**

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

(12)	Previously filed and incorporated herein by reference to Exhibit 4(G) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 333-216849).

(13)	Previously filed and incorporated herein by reference to Exhibit 4(H) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 333-216849).

(14)	Previously filed and incorporated herein by reference to Exhibit 4(I) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 333-216849).

(15)	Previously filed and incorporated herein by reference to Exhibit 10.1 to the Account’s Current Report on Form 8-K, filed with the Commission on March 1, 2018 (File No. 33-92990).

(16)	Previously filed and incorporated herein by reference to Exhibit 4(J)(1) and 4(J)(2) to the Account’s Current Report on Form 10-K, filed with the Commission on March 14, 2019 (File No. 33-92990).

(17)	Previously filed and incorporated herein by reference to Exhibit 4(K) to the Account’s Current Report on Form 10-K, filed with the Commission on March 14, 2019 (File No. 33-92990).

(18)	Previously filed and incorporated herein by reference to Exhibit 4(L)(1) and 4(L)(2) to the Account's Current Report on Form 10-K, filed with the Commission on March 12, 2020 (File No. 33-92990).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 8th day of May 2020.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

May 8, 2020	By:	/s/ Carol W. Deckbar
Carol W. Deckbar Executive Vice President, Chief Product Officer of TIAA Financial Solutions, Teachers Insurance and Annuity Association of America (Principal Executive Officer)

May 8, 2020	By:	/s/ Oluseun S. Salami
Oluseun S. Salami Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)