Form 10-Q
period 2020-06-30
TIAA REAL ESTATE ACCOUNT
filed 2020-08-11
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to __________
Commission file number: 33-92990; 333-237134

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
YES ☐  NO ☒

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $14,146.0 and $13,048.5)	$16,748.6	$15,835.0
Real estate joint ventures and funds (cost: $5,091.4 and $6,244.4)	6,365.3	7,516.0
Marketable securities:
Real estate-related (cost: $812.3 and $686.0)	838.4 (1)	825.7	(1)
Other (cost: $1,389.7 and $4,144.7)	1,389.7	4,150.2
Loans receivable (principal: $1,532.8 and $1,504.5)	1,509.2	1,503.1
Loans receivable with related parties (principal: $69.3 and $69.3)	69.0	69.0
Total investments (cost: $23,041.5 and $25,697.4)	26,920.2	29,899.0
Cash and cash equivalents	20.9	15.1
Due from investment manager	—	5.5
Other	309.4 (2)	290.3	(2)
TOTAL ASSETS	27,250.5	30,209.9
LIABILITIES
Loans payable, at fair value (principal outstanding: $2,466.3 and $2,338.0)	2,457.0	2,365.0
Line of credit, at fair value	291.0	250.0
Due to investment manager	1.6	—
Accrued real estate property expenses	241.5	225.9
Payable for collateral for securities loaned	8.8	25.7
Other	37.8	35.4
TOTAL LIABILITIES	3,037.7	2,902.0
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	23,690.4	26,759.1
Annuity Fund	522.4	548.8
TOTAL NET ASSETS	$24,212.8	$27,307.9
NUMBER OF ACCUMULATION UNITS OUTSTANDING	54.5	60.8
NET ASSET VALUE, PER ACCUMULATION UNIT	$434.444	$440.422
(1) Includes securities loaned of $8.5 million at June 30, 2020 and $25.2 million at December 31, 2019.
(2) Includes cash collateral for securities loaned of $8.8 million at June 30, 2020 and $25.7 million at December 31, 2019.

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
INVESTMENT INCOME
Real estate income, net:
Rental income	$311.3	$278.4	$611.0	$541.0
Real estate property level expenses and taxes:
Operating expenses	60.9	58.1	130.1	117.3
Real estate taxes	53.9	45.4	104.0	92.0
Interest expense	25.6	27.3	49.9	53.0
Total real estate property level expenses and taxes	140.4	130.8	284.0	262.3
Real estate income, net	170.9	147.6	327.0	278.7
Income from real estate joint ventures and funds	22.2	59.8	77.4	109.5
Interest	21.8	45.1	64.3	86.2
Dividends	6.6	7.2	11.1	11.6
TOTAL INVESTMENT INCOME	221.5	259.7	479.8	486.0
Expenses:
Investment management charges	13.0	16.8	30.2	36.3
Administrative charges	11.6	12.2	23.3	25.5
Distribution charges	4.7	8.7	12.3	16.6
Mortality and expense risk charges	0.3	0.4	0.6	0.7
Liquidity guarantee charges	14.9	13.2	31.1	26.1
TOTAL EXPENSES	44.5	51.3	97.5	105.2
INVESTMENT INCOME, NET	177.0	208.4	382.3	380.8
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	1.2	—	(58.0)	—
Real estate joint ventures and funds	(0.2)	(48.8)	(460.5)	(43.7)
Marketable securities	(13.9)	112.1	21.3	253.1
Loans receivable	—	—	(1.6)	—
Net realized (loss) gain on investments	(12.9)	63.3	(498.8)	209.4
Net change in unrealized appreciation (depreciation) on:
Real estate properties	(380.6)	170.3	(183.9)	244.2
Real estate joint ventures and funds	(241.2)	41.2	59.3	43.7
Marketable securities	108.8	(93.8)	(122.0)	(17.5)
Loans receivable	(11.6)	(4.0)	(22.2)	(2.8)
Loans receivable with related parties	0.5	—	—	—
Loans payable	(9.4)	(36.7)	36.3	(66.3)
Net change in unrealized (depreciation) appreciation on investments and loans payable	(533.5)	77.0	(232.5)	201.3
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND LOANS PAYABLE	(546.4)	140.3	(731.3)	410.7
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(369.4)	$348.7	$(349.0)	$791.5

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
FROM OPERATIONS
Investment income, net	$177.0	$208.4	$382.3	$380.8
Net realized (loss) gain on investments	(12.9)	63.3	(498.8)	209.4
Net change in unrealized (depreciation) appreciation on investments and loans payable	(533.5)	77.0	(232.5)	201.3
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	(369.4)	348.7	(349.0)	791.5
FROM PARTICIPANT TRANSACTIONS
Premiums	429.3	671.1	1,131.9	1,348.5
Annuity payments	(11.8)	(11.9)	(24.1)	(23.4)
Withdrawals and death benefits	(1,850.4)	(597.0)	(3,853.9)	(1,226.6)
NET CHANGE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	(1,432.9)	62.2	(2,746.1)	98.5
NET CHANGE IN NET ASSETS	(1,802.3)	410.9	(3,095.1)	890.0
NET ASSETS
Beginning of period	26,015.1	26,321.7	27,307.9	25,842.6
End of period	$24,212.8	$26,732.6	$24,212.8	$26,732.6

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(349.0)	$791.5
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	498.8	(209.4)
Net change in unrealized depreciation (appreciation) on investments and loans payable	232.5	(201.3)
Purchase of real estate properties	(1,092.7)	(453.6)
Capital improvements on real estate properties	(118.1)	(124.5)
Proceeds from sale of real estate properties	353.4	3.1
Purchases of long term investments	(798.2)	(599.4)
Proceeds from long term investments	1,446.5	1,015.3
Purchases and originations of loans receivable	(111.3)	(219.0)
Proceeds from sales of loans receivable	63.0	24.1
Proceeds from payoffs of loans receivable	16.7	—
Decrease (Increase) in other investments	2,748.2	(109.8)
Change in due to (from) investment manager	7.1	(4.2)
(Increase) Decrease in other assets	(24.3)	55.8
Decrease in other liabilities	(5.6)	(51.3)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,867.0	(82.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	540.0	—
Payments on line of credit	(499.0)	—
Payments of mortgage loans	(161.3)	(9.6)
Premiums	1,131.9	1,348.5
Annuity payments	(24.1)	(23.4)
Withdrawals and death benefits	(3,853.9)	(1,226.6)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,866.4)	88.9
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	0.6	6.2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period cash, cash equivalents and restricted cash	40.4	47.3
Net increase in cash, cash equivalents and restricted cash	0.6	6.2
End of period cash, cash equivalents and restricted cash	$41.0	$53.5
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$49.9	$53.4
Mortgage loan assumed as part of real estate acquisition	$289.6	$110.0
Loan receivable converted to equity in real estate investment	$(1.7)	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	As of June 30,
	2020	2019
Cash and cash equivalents	$20.9	$8.0
Restricted cash(1)	20.1	45.5
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$41.0	$53.5
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
The Consolidated Financial Statements of the Account as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Account’s annual report on Form 10-K for the year ended December 31, 2019.
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
Determination of Investments at Fair Value: The Account reports all investments at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946—Financial Services—Investment Companies ("ASC 946"). Further in accordance with the adoption of the fair value option allowed under ASC 825—Financial Instruments, and at the election of Account management, loans payable and a line of credit are reported at fair value. The FASB has defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants excluding transaction costs.
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

The Account has loans receivable outstanding with related parties as of June 30, 2020. The loans are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies. The following table presents the key terms of the loans as of the reporting date:

		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
Principal						June 30, 2020	December 31, 2019
2020	2019
						(Unaudited)
36.5	36.5	MRA Hub 34 Holding, LLC	95.00%	2.50% + LIBOR	9/1/2022	$36.5	$36.5
32.8	32.8	THP Student Housing, LLC	97.00%	3.200%	9/1/2024	32.5	32.5
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						$69.0	$69.0

Note 3—Concentrations of Risk
The outbreak of the novel coronavirus (commonly known as “COVID-19”) and the subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the first quarter of 2020. During the second quarter of 2020, the Account received multiple requests for rent and loan payment relief as a result of the COVID-19 pandemic. Requests have generally been comprised of deferrals, with payments postponed for a brief period (i.e., less than six months) and then repaid over the remaining duration of the contract. As of June 30, 2020, the Account has not had material exposure to rent concessions, tenant defaults or loan defaults. The duration and extent of COVID-19 over the long-term cannot be reasonably estimated at this time. The ultimate impact of the COVID-19 pandemic and the extent to which the COVID-19 pandemic impacts the Account’s business, results of operations, investments, and cash flows will depend on future developments, which are highly uncertain and difficult to predict.
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
As of June 30, 2020, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry. There are no significant lease expirations scheduled to occur over the next twelve months.
The Account’s wholly-owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of June 30, 2020 (unaudited):

Diversification by Fair Value(1)
	West	East	South	Midwest	Total
Office	13.4%	19.1%	5.4%	—%	37.9%
Apartment	9.9%	6.5%	8.0%	1.0%	25.4%
Retail	6.7%	3.8%	7.6%	0.9%	19.0%
Industrial	9.3%	1.6%	4.7%	0.5%	16.1%
Other(2)	0.5%	0.4%	0.7%	—%	1.6%
Total	39.8%	31.4%	26.4%	2.4%	100.0%

(1)	Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

(2)	Represents interests in Storage Portfolio investments, a hotel investment and land.
Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY.
Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV.
Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX.
Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI.

Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2051. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, as of June 30, 2020 (unaudited) and December 31, 2019 are as follows (millions):

	As of
Years Ended	June 30, 2020		December 31, 2019
2020	$327.2	(1)	$550.4
2021	608.3		505.0
2022	527.8		442.1
2023	451.7		381.2
2024	374.5		316.6
Thereafter	1,246.0		1,078.4
Total	$3,535.5		$3,273.7
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
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (millions):

	As of
	June 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Right-of-use assets, at fair value	$35.1	$25.7
Liabilities:
Ground lease liabilities, at fair value	$35.1	$25.7

	As of
	June 30, 2020	December 31, 2019
Key Terms:	(Unaudited)
Weighted-average remaining lease term (years)	67.9	84.4
Weighted-average discount rate(1)	7.81%	6.15%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.

For the six months ended June 30, 2020, operating lease costs related to ground leases were $1.0 million. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (millions):

	As of
Years Ended	June 30, 2020		December 31, 2019
	(Unaudited)
2020(1)	$1.1	(1)	$1.2
2021	2.3		1.2
2022	2.3		1.2
2023	2.3		1.2
2024	2.3		1.3
Thereafter	416.0		375.9
Total	$426.3		$382.0
(1) Representative of minimum rents owed for the remaining months of the calendar year ending December 31, 2020.
Note 5—Assets and Liabilities Measured at Fair Value on a Recurring Basis
Valuation Hierarchy: The Account’s fair value measurements are grouped into three levels, as defined by the FASB. The levels are defined as follows:

•	Level 1 fair value inputs are quoted prices for identical items in active, liquid and visible markets such as stock exchanges.

•	Level 2 fair value inputs are observable information for similar items in active or inactive markets, and appropriately consider counterparty creditworthiness in the valuations.

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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 (unaudited) and December 31, 2019, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3); and fair value using the practical expedient (millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at June 30, 2020
Real estate properties	$—	$—	$16,748.6	$—	$16,748.6
Real estate joint ventures	—	—	6,024.6	—	6,024.6
Real estate funds	—	—	—	340.7	340.7
Marketable securities:
Real estate-related	838.4	—	—	—	838.4
Government agency notes	—	15.0	—	—	15.0
United States Treasury securities	—	1,374.7	—	—	1,374.7
Loans receivable(1)	—	—	1,578.2	—	1,578.2
Total Investments at June 30, 2020	$838.4	$1,389.7	$24,351.4	$340.7	$26,920.2
Loans payable	$—	$—	$(2,457.0)	$—	$(2,457.0)
Line of credit	$—	$—	$(291.0)	$—	$(291.0)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2019
Real estate properties	$—	$—	$15,835.0	$—	$15,835.0
Real estate joint ventures	—	—	7,204.2	—	7,204.2
Real estate funds	—	—	—	311.8	311.8
Marketable securities:
Real estate-related	825.7	—	—	—	825.7
Government agency notes	—	259.6	—	—	259.6
United States Treasury securities	—	2,589.1	—	—	2,589.1
Corporate bonds	—	1,268.3	—	—	1,268.3
Municipal bonds	—	33.2	—	—	33.2
Loans receivable(1)	—	—	1,572.1	—	1,572.1
Total Investments at December 31, 2019	$825.7	$4,150.2	$24,611.3	$311.8	$29,899.0
Loans payable	$—	$—	$(2,365.0)	$—	$(2,365.0)
Line of credit	$—	$—	$(250.0)	$—	$(250.0)

(1) Amount shown is reflective of loans receivable and loans receivable with related parties.

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2020 and 2019 (millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the three months ended June 30, 2020
Beginning balance April 1, 2020	$17,082.1	$6,237.4	$1,631.0	$24,950.5	$(2,605.6)	$(190.0)
Total realized and unrealized losses included in changes in net assets	(379.4)	(220.1)	(11.1)	(610.6)	(9.4)	—
Purchases(1)	51.7	21.4	2.3	75.4	—	(140.0)
Sales	(5.8)	—	(40.0)	(45.8)	—	—
Settlements(2)	—	(14.1)	(4.0)	(18.1)	158.0	39.0
Ending balance June 30, 2020	$16,748.6	$6,024.6	$1,578.2	$24,351.4	$(2,457.0)	$(291.0)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the six months ended June 30, 2020
Beginning balance January 1, 2020	$15,835.0	$7,204.2	$1,572.1	$24,611.3	$(2,365.0)	$(250.0)
Total realized and unrealized gains (losses) included in changes in net assets	(241.9)	(376.5)	(23.8)	(642.2)	36.3	—
Purchases(1)	1,508.9	42.0	111.3	1,662.2	(289.6)	(540.0)
Sales	(353.4)	—	(64.7)	(418.1)	—	—
Settlements(2)	—	(845.1)	(16.7)	(861.8)	161.3	499.0
Ending balance June 30, 2020	$16,748.6	$6,024.6	$1,578.2	$24,351.4	$(2,457.0)	$(291.0)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the three months ended June 30, 2019
Beginning balance April 1, 2019	$15,968.6	$6,420.4	$967.3	$23,356.3	$(2,632.9)	$—
Total realized and unrealized gains (losses) included in changes in net assets	170.3	(20.7)	(4.0)	145.6	(36.7)	—
Purchases(1)	333.0	326.8	144.6	804.4	(110.0)	—
Sales	—	—	—	—	—	—
Settlements(2)	—	(6.2)	(2.8)	(9.0)	4.9	—
Ending balance June 30, 2019	$16,471.9	$6,720.3	$1,105.1	$24,297.3	$(2,774.7)	$—

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the six months ended June 30, 2019
Beginning balance January 1, 2019	$15,531.1	$6,356.6	$913.0	$22,800.7	$(2,608.0)	$—
Total realized and unrealized gains (losses) included in changes in net assets	244.2	(13.6)	(2.8)	227.8	(66.3)	—
Purchases(1)	699.7	383.9	219.0	1,302.6	(110.0)	—
Sales	(3.1)	—	—	(3.1)	—	—
Settlements(2)	—	(6.6)	(24.1)	(30.7)	9.6	—
Ending balance June 30, 2019	$16,471.9	$6,720.3	$1,105.1	$24,297.3	$(2,774.7)	$—

(1)	Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable and assumption of loans payable.

(2)	Includes operating income for real estate joint ventures net of distributions, principal payments and payoffs of loans receivable, and principal payments and extinguishment of loans payable.

(3)	Amount shown is reflective of loans receivable and loans receivable with related parties.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of June 30, 2020 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 8.5% (6.6%) 4.0% - 7.5% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.9% - 7.2% (5.0%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.2% - 9.3% (6.7%) 4.3% - 8.3% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.5% - 7.6% (4.8%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 7.8% (6.4%) 4.3% - 6.8% (5.1%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 6.0% (4.6%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 11.8% (6.7%) 5.0% - 9.4% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.3% - 11.5% (5.1%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.3% (10.3%) 7.8% (7.8%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.5% (7.5%)
Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	31.9% - 59.2% (46.0%) 2.6% - 4.3% (3.7%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	31.9% - 59.2% (46.0%) 1.2 - 1.4 (1.3)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	31.2% - 69.0% (48.1%) 3.1% - 4.1% (3.6%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	31.2% - 69.0% (48.1%) 1.2 - 1.6 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	41.0% - 65.1% (46.2%) 3.1% - 4.3% (3.8%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	41.0% - 65.1% (46.2%) 1.3 - 1.6 (1.3)
Loans Receivable, including those with related parties	Apartment, Hotel, Industrial, Office, Retail and Storage	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	31.7% - 88.5% (71.3%) 3.4% - 12.2% (6.1%)

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
During the six months ended June 30, 2020 and 2019, there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable(1)	Total Level 3 Investments	Loans Payable
For the three months ended June 30, 2020	$(380.6)	$(255.6)	$(11.1)	$(647.3)	$(9.4)
For the six months ended June 30, 2020	$(232.9)	$(318.2)	$(22.2)	$(573.3)	$36.3
For the three months ended June 30, 2019	$170.3	$(14.7)	$(4.0)	$151.6	$(36.7)
For the six months ended June 30, 2019	$244.2	$(12.2)	$(2.8)	$229.2	$(66.3)

(1) Amount shown is reflective of loans receivable and loans receivable with related parties.
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At June 30, 2020, the Account held investments in joint ventures with ownership interest percentages that ranged from 33.3% to 98.0%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold.
A condensed summary of the results of operations of the joint ventures are shown below (millions, unaudited):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating Revenue and Expenses
Revenues	$250.8	$271.8	$536.3	$537.9
Expenses	145.3	149.4	299.9	294.7
Excess of revenues over expenses	$105.5	$122.4	$236.4	$243.2

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
No financial support (such as loans or financial guarantees) was provided to the Funds during the three and six months ended June 30, 2020. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are identified in Note 13—Commitments and Contingencies.

The carrying amount and maximum exposure to loss relating to unconsolidated VIEs in which the Company holds a significant variable interest but is not the primary beneficiary were as follows at June 30, 2020 (in millions, unaudited):

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
LCS SHIP Venture I, LLC (90.0% Account Interest)	$193.8	$193.8	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
SP V - II, LLC (61.8% Account Interest)	$27.0	$27.0	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.
			Liquidation estimated to begin no earlier than 2022.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Taconic New York City GP Fund, LP (60.0% Account Interest)	$31.9	$31.9	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City metropolitan statistical area ("MSA").
			Liquidation estimated to begin no earlier than 2024.
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
Veritas - Trophy VI, LLC (90.4% Account Interest)	$43.5	$43.5	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles MSA.

The Account is not permitted to sell or transfer its interest in the fund until August 2022. After this date, the Account can sell or transfer its interest in the fund with the consent and approval of the manager.

IDR - Core Property Index Fund, LLC (1.6% Account Interest)	$25.2	$25.2	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.
Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)	$15.6	$15.6	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
			Liquidation estimated to begin no earlier than 2026.

The Account is not permitted to sell or transfer its interest in the fund until June 2021. After this date, the Account can sell or transfer its interest in the fund with the consent and approval of the manager.

JCR Capital - REA Preferred Equity Parallel Fund (49.2% Account Interest)	$3.7	$3.7	Redemptions prohibited prior to liquidation.	To invest primarily in multi-family properties.
			Liquidation estimated to begin no earlier than 2026.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion

Total	$340.7	$340.7

Note 8—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s direct and indirect interests in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (millions):

	June 30, 2020			December 31, 2019
	(Unaudited)
	Principal Outstanding	Fair Value	% of Fair Value	Principal Outstanding	Fair Value	% of Fair Value
Office(1)	$787.5	$781.7	49.5%	$769.3	$768.0	48.8%
Industrial	195.7	195.7	12.4%	199.6	199.6	12.7%
Retail	139.4	136.9	8.7%	158.5	158.5	10.1%
Storage	82.0	73.8	4.7%	82.0	82.0	5.2%
Apartments(1)	262.2	260.2	16.5%	229.1	228.8	14.6%
Hotel	135.3	129.9	8.2%	135.3	135.2	8.6%
	$1,602.1	$1,578.2	100.0%	$1,573.8	$1,572.1	100.0%

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
All borrowers of loans rated B or higher are current as of June 30, 2020. The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of June 30, 2020 (in millions, unaudited), listed in order of the strength of the risk rating (from strongest to weakest):

	June 30, 2020			December 31, 2019
	(Unaudited)
	Number of Loans	Fair Value	% of Fair Value	Number of Loans	Fair Value	% of Fair Value
A	1	$76.8	4.9%	1	$48.3	3.1%
BBB	2	65.7	4.2%	7	456.1	29.0%
BB	15	930.3	58.8%	13	787.4	50.1%
B	6	362.6	23.0%	3	205.0	13.0%
D	1	73.8	4.7%	—	—	—%
NR(1)	2	69.0	4.4%	3	75.3	4.8%
	27	$1,578.2	100.0%	27	$1,572.1	100.0%

(1) "NR" designates loans not assigned an internal credit rating. As of June 30, 2020 and December 31, 2019, this is comprised of two loans with related parties. The loans are collateralized by equity interests in real estate investments.
The following table represents loans receivable in nonaccrual status as of June 30, 2020 (in millions, unaudited). Loans are placed in nonaccrual status when a loan is more than 90 days in arrears or at any point when management believes the full collection of principal is doubtful.

Aging	Number of Loans	Principal Outstanding	Fair Value
Past Due - 90 Days +	1	$82.0	$73.8

Note 9—Loans Payable
At June 30, 2020, the Account had outstanding loans payable secured by the following assets (millions):

Property	Annual Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of		Maturity
		June 30, 2020	December 31, 2019
		(Unaudited)
Red Canyon at Palomino Park	5.34% paid monthly	$—	$27.1	August 1, 2020
Green River at Palomino Park	5.34% paid monthly	—	33.2	August 1, 2020
Blue Ridge at Palomino Park	5.34% paid monthly	—	33.4	August 1, 2020
Ashford Meadows Apartments	5.17% paid monthly	—	44.6	August 1, 2020
The Knoll	3.98% paid monthly	—	16.4	December 5, 2020
Ascent at Windward	3.51% paid monthly	34.6	34.6	January 1, 2022
The Palatine(1)	4.25% paid monthly	75.1	75.9	January 10, 2022
The Forum at Carlsbad(1)	4.25% paid monthly	84.8	85.7	March 1, 2022
Fusion 1560	3.42% paid monthly	37.4	37.4	June 10, 2022
San Diego Office Portfolio(4)	3.62% paid monthly	49.7	48.2	August 15, 2022
The Colorado(1)	3.69% paid monthly	87.3	88.1	November 1, 2022
The Legacy at Westwood(1)	3.69% paid monthly	44.5	44.9	November 1, 2022
Regents Court(1)	3.69% paid monthly	37.7	38.1	November 1, 2022
1001 Pennsylvania Avenue(1)	3.70% paid monthly	317.5	320.7	June 1, 2023
Biltmore at Midtown	3.94% paid monthly	36.4	36.4	July 5, 2023
Cherry Knoll	3.78% paid monthly	35.3	35.3	July 5, 2023
Lofts at SoDo	3.94% paid monthly	35.1	35.1	July 5, 2023
Pacific City	2.00% + LIBOR paid monthly	105.0	—	October 1, 2023
Birkdale Village(1)	4.30% paid monthly	77.9	—	April 1, 2024
1401 H Street, NW	3.65% paid monthly	115.0	115.0	November 5, 2024
The District at La Frontera(1)	3.84% paid monthly	39.0	39.3	December 1, 2024
The District at La Frontera(1)	4.96% paid monthly	4.3	4.4	December 1, 2024
Circa Green Lake	3.71% paid monthly	52.0	52.0	March 5, 2025
Union - South Lake Union	3.66% paid monthly	57.0	57.0	March 5, 2025
Holly Street Village	3.65% paid monthly	81.0	81.0	May 1, 2025
Henley at Kingstowne	3.60% paid monthly	71.0	71.0	May 1, 2025
32 South State Street	4.48% paid monthly	24.0	24.0	June 6, 2025
Vista Station Office Portfolio(1)	4.00% paid monthly	20.2	20.5	July 1, 2025
780 Third Avenue	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue	3.55% paid monthly	20.0	20.0	August 1, 2025
Vista Station Office Portfolio(1)	4.20% paid monthly	44.3	44.7	November 1, 2025
701 Brickell Avenue	3.66% paid monthly	184.0	184.0	April 1, 2026
Marketplace at Mill Creek	3.82% paid monthly	39.6	—	September 11, 2027
Overlook At King Of Prussia	3.82% paid monthly	40.8	—	September 11, 2027
Winslow Bay	3.82% paid monthly	25.8	—	September 11, 2027
1900 K Street, NW	3.93% paid monthly	163.0	163.0	April 1, 2028
99 High Street	3.90% paid monthly	277.0	277.0	March 1, 2030
Total Principal Outstanding		$2,466.3	$2,338.0
Fair Value Adjustment(3)		(9.3)	27.0
Total Loans Payable		$2,457.0	$2,365.0

(1)	The mortgage is adjusted monthly for principal payments.

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

(4)	The loan is collateralized by a mezzanine loan receivable. The mezzanine loan receivable is collateralized by the property reflected within the table above.

Note 10—Line of Credit
On September 20, 2018, the Account entered into a $500.0 million unsecured revolving credit agreement (“Line of Credit”) syndicated across four national banks (each a “Lender”, and collectively the "Lenders"), with each Lender providing a $125.0 million commitment. Access to the Line of Credit expires on September 20, 2021, with an option to extend the Line of Credit for two consecutive twelve months terms at the Account’s election. The Account may request an additional $250.0 million in commitments from the Lenders at any time; however, this request is subject to approval at the sole discretion of the Lenders and is not a guarantee that an expansion beyond the original $500.0 million commitment will be granted. Draws against the Line of Credit can take the form of Eurodollar Loans or Alternate Base Rate Loans (“ABR Loans”). Eurodollar Loans and ABR Loans both require a minimum funding of $5.0 million. The Account is charged a fee of 0.20% per annum on the unused portion of the Line of Credit. For the three and six months ended June 30, 2020, $0.8 million and $1.6 million was charged to the Account for expenses related to the Line of Credit, respectively.
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
As of June 30, 2020, the Account had $291.0 million outstanding on the Line of Credit and was in compliance with all covenants required by the Line of Credit.

Note 11—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Six Months Ended June 30, 2020	Years Ended December 31,
		2019	2018	2017
	(Unaudited)
Per Accumulation Unit Data:
Rental income	$10.598	$18.165	$17.757	$17.132
Real estate property level expenses and taxes	4.926	8.734	8.548	7.722
Real estate income, net	5.672	9.431	9.209	9.410
Other income	2.650	6.752	6.162	4.762
Total income	8.322	16.183	15.371	14.172
Expense charges(1)	1.691	3.439	3.161	3.318
Investment income, net	6.631	12.744	12.210	10.854
Net realized and unrealized gain on investments and loans payable	(12.609)	10.262	6.877	5.839
Net increase in Accumulation Unit Value	(5.978)	23.006	19.087	16.693
Accumulation Unit Value:
Beginning of period	440.422	417.416	398.329	381.636
End of period	$434.444	$440.422	$417.416	$398.329
Total return(3)	(1.36)%	5.51%	4.79%	4.37%
Ratios to Average net assets(2):
Expenses(1)	0.75%	0.78%	0.76%	0.83%
Investment income, net	2.95%	2.90%	2.95%	2.72%
Portfolio turnover rate(3):
Real estate properties(4)	5.6%	7.8%	11.8%	2.7%
Marketable securities(5)	76.8%	28.7%	5.1%	5.7%
Accumulation Units outstanding at end of period (millions)	54.5	60.8	60.7	61.3
Net assets end of period (millions)	$24,212.8	$27,307.9	$25,842.6	$24,942.6

(1)
Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.

(2)	Percentages for the six months ended June 30, 2020 are annualized.

(3)	Percentages for the six months ended June 30, 2020 are not annualized.

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

Note 12—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Six Months Ended June 30, 2020	For the Year Ended December 31, 2019
	(Unaudited)
Outstanding:
Beginning of period	60.8	60.7
Credited for premiums	2.6	6.2
Annuity, other periodic payments, withdrawals and death benefits	(8.9)	(6.1)
End of period	54.5	60.8

Note 13—Commitments and Contingencies
Commitments—As of June 30, 2020 and December 31, 2019, the Account had the following immediately callable commitments to purchase additional interests in its real estate funds or provide additional funding through its loans receivable investments:

	Commitment Expiration	June 30, 2020	December 31, 2019
		(Unaudited)
Real Estate Funds(1)
Taconic New York City GP Fund	11/2020	$6.0	$11.4
LCS SHIP Venture I, LLC	12/2020	28.1	28.1
Veritas Trophy VI, LLC(2)	08/2022	41.8	35.8
SP V - II, LLC	09/2022	73.8	74.9
Grubb Southeast Real Estate Fund VI, LLC	06/2021	83.6	86.6
JCR Capital - REA Preferred Equity Parallel Fund	12/2022	95.8	100.0
Townsend Strategic Ventures LP	03/2021	250.0	250.0
Silverpeak NRE Fund Co, LLC	01/2028	100.0	—
TREA Flagler Venture, LLC	02/2025	100.0	—
		779.1	586.8
Loans Receivable(3)
311 South Wacker Mezzanine	06/2021	$5.7	$7.6
Rosemont Towson Mezzanine	09/2021	1.2	1.2
1330 Broadway Mezzanine	09/2022	14.0	14.0
SCG Oakland Portfolio Mezzanine	03/2021	6.9	7.0
BREP VIII Industrial Mezzanine	03/2021	14.1	14.1
San Diego Office Portfolio Senior Loan	08/2022	8.5	10.0
San Diego Office Portfolio Mezzanine	08/2022	2.8	3.3
MRA Hub 34 Holding, LLC	09/2022	1.5	1.5
Liberty Park Mezzanine	11/2021	4.2	5.0
Colony New England Hotel Portfolio Senior Loan	11/2022	14.1	14.1
Colony New England Hotel Portfolio Mezzanine	11/2022	4.7	4.7
Exo Apartments Senior Loan	01/2023	7.1	7.1
Exo Apartments Mezzanine	01/2023	2.4	2.4
Five Oak Mezzanine	03/2023	2.4	—
		89.6	92.0

TOTAL COMMITMENTS		$868.7	$678.8

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

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—62.2% and 53.0%

Location/Description	Type	Fair Value at
		June 30, 2020		December 31, 2019
		(Unaudited)
Alabama:
River Ridge	Retail	$30.3		$—
Riverchase Village	Retail	40.9		40.3
Arizona:
Camelback Center	Office	49.5		49.0
Riverside 202 Industrial	Industrial	29.7		29.6
California:
88 Kearny Street	Office	221.8		221.0
101 Pacific Coast Highway	Office	93.8		96.1
200 Middlefield Road	Office	62.7		68.0
30700 Russell Ranch	Office	37.9		39.0
Allure at Camarillo	Apartments	63.9		63.9
Almond Avenue	Land	10.1		9.5
BLVD63	Apartments	150.0		158.0
Bridgepointe Shopping Center	Retail	127.0		129.0
Centre Pointe and Valley View	Industrial	60.4		60.7
Cerritos Industrial Park	Industrial	165.0		164.0
Charleston Plaza	Retail	97.6		100.0
Creekside at Alta Loma	Apartments	84.4		85.2
Frontera Industrial Business Park	Industrial	94.1		90.0
Great West Industrial Portfolio	Industrial	208.3		203.0
Holly Street Village	Apartments	155.1	(1)	158.1	(1)
Larkspur Courts	Apartments	148.0		155.0
Northern CA RA Industrial Portfolio	Industrial	112.2		111.9
Oakmont IE West Portfolio	Industrial	113.4		109.2
Oceano at Warner Center	Apartments	91.7		94.4
Ontario Industrial Portfolio	Industrial	510.0		506.9
Ontario Mills Industrial Portfolio	Industrial	70.9		65.4
Otay Mesa Industrial Portfolio	Industrial	34.7		33.7
Pacific City	Retail	165.1	(1)	—
Pacific Plaza	Office	113.0		112.7
Rancho Cucamonga Industrial Portfolio	Industrial	86.9		88.3
Rancho Del Mar	Apartments	94.8		94.7
Regents Court	Apartments	104.0	(1)	105.0	(1)
Southern CA RA Industrial Portfolio	Industrial	158.1		151.8
Stella	Apartments	175.0		175.1
Stevenson Point	Industrial	72.0		66.6
Terra House	Apartments	141.6		146.0
The Forum at Carlsbad	Retail	210.0	(1)	224.0	(1)
The Legacy at Westwood	Apartments	143.2	(1)	149.1	(1)
West Lake North Business Park	Office	59.0		62.3
Westcreek	Apartments	53.7		57.1
Westwood Marketplace	Retail	150.0		150.0
Wilshire Rodeo Plaza	Office	326.6		336.4
Colorado:
1600 Broadway	Office	118.0		116.0
Palomino Park	Apartments	348.0		361.0	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		June 30, 2020		December 31, 2019
		(Unaudited)
South Denver Marketplace	Retail	$69.5		$71.2
Connecticut:
Wilton Woods Corporate Campus	Office	99.1		112.1
Florida:
5 West	Apartments	61.5		62.3
701 Brickell Avenue	Office	430.2	(1)	406.6	(1)
Boca Arbor Club	Apartments	63.4		62.9
Broward Industrial Portfolio	Industrial	68.7		67.7
Casa Palma	Apartments	98.7		102.0
Cypress Trace	Retail	33.5		—
Fusion 1560	Apartments	77.4	(1)	84.1	(1)
Lakepointe at Jacaranda	Apartments	49.0		48.8
Lofts at SoDo	Apartments	63.5	(1)	64.7	(1)
Market Square	Retail	20.6		—
Orion on Orpington	Apartments	51.5		52.4
Publix at Weston Commons	Retail	69.1		74.5
Seneca Industrial Park	Industrial	128.4		126.7
Shoppes at Lake Mary	Retail	18.9		—
Sole at Brandon	Apartments	77.3		79.0
Sole at City Center	Apartments	104.0		—
The Manor Apartments	Apartments	49.3		51.5
The Manor at Flagler Village	Apartments	136.0		138.1
The Residences at the Village of Merrick Park	Apartments	70.4		72.3
Weston Business Center	Industrial	74.8		75.0
Georgia:
Ascent at Windward	Apartments	64.5	(1)	68.4	(1)
Atlanta Industrial Portfolio	Industrial	40.2		41.0
Biltmore at Midtown	Apartments	70.2	(1)	73.5	(1)
Eisenhower Crossing	Retail	13.5		—
Fayette Pavilion	Retail	103.7		—
Glen Lake	Apartments	56.6		55.3
Heritage Pavilion	Retail	39.6		—
Marketplace at Mill Creek	Retail	77.8	(1)	—
Newnan Pavilion	Retail	39.0		—
Shawnee Ridge Industrial Portfolio	Industrial	99.2		99.9
Woodstock Square	Retail	32.0		—
Illinois:
32 South State Street	Retail	50.5	(1)	51.4	(1)
803 Corday	Apartments	90.6		93.8
Chicago Caleast Industrial Portfolio	Industrial	87.1		85.6
Chicago Industrial Portfolio	Industrial	32.7		30.1
Village Crossing	Retail	144.2		—
Maryland:
Cherry Knoll	Apartments	55.3	(1)	60.1	(1)
Landover Logistics Center	Industrial	47.0		44.7
The Shops at Wisconsin Place	Retail	62.3		65.6
Massachusetts:
99 High Street	Office	546.0	(1)	543.7	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		June 30, 2020		December 31, 2019
		(Unaudited)
350 Washington	Retail	$130.0		$134.0
Fort Point Creative Exchange Portfolio	Office	270.2		275.0
Northeast RA Industrial Portfolio	Industrial	43.8		43.5
One Beeman Road	Industrial	36.2		34.6
Minnesota:
The Bridges	Apartments	68.6		67.2
The Knoll	Apartments	36.7		37.3	(1)
New Jersey:
10 New Maple Avenue	Industrial	21.7		21.9
200 Milik Street	Industrial	57.2		56.4
Marketfair	Retail	105.1		106.2
South River Road Industrial	Industrial	132.6		133.5
New York:
21 Penn Plaza	Office	317.2		334.9
250 North 10th Street	Apartments	—		138.1
780 Third Avenue	Office	384.5	(1)	389.1	(1)
837 Washington Street	Office	231.1		232.0
The Colorado	Apartments	253.3	(1)	259.0	(1)
North Carolina:
Alexander Place	Retail	40.9		—
Birkdale Village	Retail	113.5	(1)	—
Birkdale Village - Residential	Apartments	70.7		—
Centric Gateway	Apartments	72.0		75.0
Winslow Bay Commons	Retail	47.7		—
Oregon:
The Cordelia	Apartments	41.4		43.2
Pennsylvania:
1619 Walnut Street	Retail	23.2		23.0
Overlook at King of Prussia	Retail	62.7	(1)	—
Rhode Island:
Warwick Shopping Center	Retail	18.1		—
South Carolina:
Columbiana Station	Retail	49.5		—
Greene Crossing	Apartments	80.5		79.7
Tennessee:
Bellevue Place	Retail	8.6		—
Pavilion at Turkey Creek	Retail	51.5		—
Southside at McEwen	Retail	48.3		49.2
Town and Country	Retail	30.9		—
Texas:
3131 McKinney	Office	40.3		46.4
Beltway North Commerce Center	Industrial	—		30.2
Carrington Park	Apartments	65.4		67.3
Churchill on the Park	Apartments	70.3		73.0
Cliffs at Barton Creek	Apartments	47.3		47.2
Dallas Industrial Portfolio	Industrial	249.4		237.9
District on La Frontera	Apartments	71.3	(1)	76.6	(1)
Houston Apartment Portfolio	Apartments	158.9		162.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		June 30, 2020		December 31, 2019
		(Unaudited)
Lincoln Centre	Office	$417.9		$413.2
Lincoln Centre - Hilton Dallas	Hotel	64.7		76.5
Northwest Houston Industrial Portfolio	Industrial	76.5		77.2
Park 10 Distribution	Industrial	11.6		11.1
Park Creek Apartments	Apartments	42.8		—
Pinnacle Industrial Portfolio	Industrial	68.1		66.7
Pinto Business Park	Industrial	153.6		154.1
The Maroneal	Apartments	56.7		56.4
Utah:
Vista Station Office Portfolio	Office	113.3	(1)	115.4	(1)
Virginia:
8270 Greensboro Drive	Office	46.9		49.6
Ashford Meadows Apartments	Apartments	100.1		105.3	(1)
Creeks at Virginia Center	Retail	48.2		—
Henley at Kingstowne	Apartments	103.1	(1)	103.0	(1)
Plaza America	Retail	110.7		113.3
The Ellipse at Ballston	Office	80.6		82.2
The Palatine	Apartments	123.1	(1)	128.0	(1)
Washington:
Circa Green Lake	Apartments	97.3	(1)	102.0	(1)
Northwest RA Industrial Portfolio	Industrial	49.3		49.7
Pacific Corporate Park	Industrial	63.8		62.5
Prescott Wallingford Apartments	Apartments	67.6		70.6
Rainier Corporate Park	Industrial	167.6		161.3
Regal Logistics Campus	Industrial	130.0		121.0
Union - South Lake Union	Apartments	109.0	(1)	115.0	(1)
Washington D.C.:
1001 Pennsylvania Avenue	Office	798.0	(1)	798.4	(1)
1401 H Street, NW	Office	220.6	(1)	211.4	(1)
1900 K Street, NW	Office	341.0	(1)	335.4	(1)
Mass Court	Apartments	167.1		169.0
The Ashton	Apartments	29.8		30.6
The Louis at 14th	Apartments	157.2		164.2
The Woodley	Apartments	—		180.3
Various:
Colony Industrial Portfolio	Industrial	132.6	(3)	135.9	(3)
TOTAL REAL ESTATE PROPERTIES
(Cost $14,146.0 and $13,048.5)		$16,748.6		$15,835.0
REAL ESTATE JOINT VENTURES AND FUNDS—23.6% and 25.1%
REAL ESTATE JOINT VENTURES—22.4% and 24.1%

Location/Description	Type	Fair Value at
		June 30, 2020	December 31, 2019
		(Unaudited)
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$367.0 (2)	$384.5	(2)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		June 30, 2020		December 31, 2019
		(Unaudited)
PC Borrower, LLC Pacific City (70% Account Interest)	Retail	$—		$62.2	(2)
TREA GM Industrial Road Investor Member LLC 150 Industrial Road (98% Account Interest)	Office	98.7		98.0
TREA 9625 Towne Center, LLC 9625 Towne Centre Drive (49.9% Account Interest)	Office	54.8		53.1
TREA Campus Pointe 1, LLC Campus Pointe 1 (45% Account Interest)	Office	166.8		163.5
TREA Campus Pointe 2 & 3, LLC Campus Pointe 2 & 3 (45% Account Interest)	Office (5)	145.9		143.6
TREA Campus Pointe 4, LLC Campus Pointe 4 (45% Account Interest)	Office	10.2		9.6
TREA Campus Pointe 5, LLC Campus Pointe 5 (45% Account Interest)	Office	40.7		37.4
ARE-SD Regions NO. 58, LLC Campus Pointe 6 (45% Account Interest)	Office	124.7		116.6
T-C 1500 Owens, LLC 1500 Owens Street (49.9% Account Interest)	Office	84.2		81.5
TREA JP Venture Fairfield LLC Fairfield Tolenas Development (95% Account Interest)	Land	9.3		—
T-C Foundry Square II Venture LLC Foundry Square II (50.1% Account Interest)	Office	321.5		318.4
T-C Illinois Street, LLC 409-499 Illinois Street (40% Account Interest)	Office	245.9		237.5
Valencia Town Center Associates LP Valencia Town Center (50% Account Interest)	Retail	117.0	(2)	136.4	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	671.1	(2)	748.3	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	156.2		158.4
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	114.9	(2)	157.5	(2)
Maryland:
WP Project Developer The Shops at Wisconsin Place (33.33% Account Interest)	Retail	28.9		29.9
Massachusetts:
One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	247.3		246.8
T-C 225 Binney, LLC 225 Binney Street (70% Account Interest)	Office	230.1		231.5
T-C 501 Boylston Street Member, LLC 501 Boylston (50.1% Account Interest)	Office	207.3	(2)	206.9	(2)
Nevada:
Fashion Show Holding I, LLC Fashion Show (50% Account Interest)	Retail	588.6	(2)	706.9	(2)
New York:
401 West 14th Street, LLC 401 West 14th Street (42.19% Account Interest)	Retail	35.2	(2)	44.8	(2)
440 Ninth Avenue Owner, LLC 440 Ninth Avenue (88.52% Account Interest)	Office	134.3	(2)	133.1	(2)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		June 30, 2020		December 31, 2019
		(Unaudited)
817 Broadway Owner, LLC 817 Broadway (61.46% Account Interest)	Office	$31.2	(2)	$33.7	(2)
MRA Hub 34 Holding, LLC The Hub (95% Account Interest)	Office	76.0	(2)	74.8	(2)
RGM 42, LLC MiMA (70% Account Interest)	Apartments	100.0	(2)	113.0	(2)
North Carolina:
CC 101 North Tryon, LLC 101 N. Tryon Street (85% Account Interest)	Office	58.1	(2)	47.9	(2)
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	129.0	(2)	144.0	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	340.9	(2)	352.8	(2)
TREA I-35 Logistics Investor Member, LLC I-35 Logistics Center (95% Account Interest)	Land	17.8		6.9
Washington:
TREA 4th and Madison Investor Member, LLC Fourth and Madison (51% Account Interest)	Office	170.0	(2)	167.3	(2)
Various:
DDRTC Core Retail Fund, LLC SITE Centers Joint Venture (85% Account Interest)	Retail	—		878.0	(2,3)
Simpson Housing LLP Simpson Housing Portfolio (80% Account Interest)	Apartments	421.3	(2,3)	431.2	(2,3)
THP Student Housing, LLC THP Student Housing Portfolio (97% Account Interest)	Apartments	192.7	(2,3)	186.8	(2,3)
Storage Portfolio I, LLC Storage Portfolio I (66.02% Account Interest)	Storage	99.9	(2,3)	93.6	(2,3)
Storage Portfolio II, LLC Storage Portfolio II (90% Account Interest)	Storage	134.3	(2,3)	130.5	(2,3)
Storage Portfolio III, LLC Storage Portfolio III (90% Account Interest)	Storage	52.8	(3)	37.3	(3)
TOTAL REAL ESTATE JOINT VENTURES (Cost $4,770.1 and $5,971.1)		$6,024.6		$7,204.2

REAL ESTATE FUNDS—1.2% and 1.0%
LCS SHIP Venture I, LLC (90.0% Account Interest)		$193.8		$216.1
SP V - II, LLC (61.8% Account Interest)		27.0		23.3
Taconic New York City GP Fund, LP (60.0% Account Interest)		31.9		29.8
Veritas - Trophy VI, LLC (90.4% Account Interest)		43.5		4.2
IDR - Core Property Index Fund, LLC (1.6% Account Interest)		25.2		25.0
Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)		15.6		13.4
JCR Capital (49.2% Account Interest)		3.7		—
TOTAL REAL ESTATE FUNDS (Cost $321.3 and $273.3)		$340.7		$311.8
TOTAL REAL ESTATE JOINT VENTURES AND FUNDS (Cost $5,091.4 and $6,244.4)		$6,365.3		$7,516.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES—8.3% and 16.7%
REAL ESTATE-RELATED MARKETABLE SECURITIES—3.1% and 2.8%

Shares		Issuer	Fair Value at
			June 30, 2020	December 31, 2019
2020	2019
			(Unaudited)
33,051	25,333	Acadia Realty Trust	$0.4	$0.7
92,488	77,213	Agree Realty Corporation	6.1	5.4
26,366	20,424	Alexander & Baldwin, Inc.	0.3	0.4
824	635	Alexander's, Inc.	0.2	0.2
120,504	114,902	Alexandria Real Estate Equities, Inc.	19.6	18.6
19,373	14,387	American Assets Trust, Inc.	0.5	0.7
53,000	40,898	American Campus Communities, Inc.	1.9	1.9
41,166	31,822	American Financial Trust, Inc.	0.3	0.4	(7)
370,201	241,918	American Homes 4 Rent	10.0	6.3
338,141	298,037	American Tower Corp.	87.4	68.5
219,534	247,312	Americold Realty Trust	8.0	8.7
57,574	44,204	Apartment Investment and Management Company	2.2	2.3
81,095	62,827	Apple Hospitality Inc.	0.8	1.0
22,044	15,666	Armada Hoffler Properties Inc.	0.2	0.3
—	26,793	Ashford Hospitality Trust, Inc.	—	0.1
100,484	106,486	Avalonbay Communities, Inc.	15.5	22.3
8,972	7,650	Bluerock Residential Growth, Inc.	0.1	0.1
120,292	106,065	Boston Properties, Inc.	10.9	14.6
—	8,938	Braemar Hotels & Resorts, Inc.	—	0.1
66,738	52,132	Brandywine Realty Trust	0.7	0.8
149,234	88,801	Brixmore Property Group Inc	1.9	1.9
22,062	19,539	Brookfield Property REIT	0.2 (7)	0.4
65,377	27,796	Camden Property Trust	6.0	2.9
36,764	28,420	CareTrust REIT Inc.	0.6	0.6
19,068	14,592	Catchmark Timber Trust, Inc.	0.2	0.2
—	50,454	CBL & Associates Properties, Inc.	—	0.1	(7)
—	25,522	Cedar Shopping Centers, Inc.	—	0.1
17,845	13,659	Chatham Lodging Trust	0.1	0.3
18,065	15,789	City Office REIT Inc.	0.2	0.2
5,720	5,192	Clipper Realty, Inc.	0.1	0.1
185,388	492,974	Colony Capital, Inc.	0.4	2.3
43,247	34,825	Columbia Property Trust Inc.	0.6	0.7
8,112	5,492	Community Healthcare Trust, Inc.	0.3	0.2
46,041	35,462	CoreCivic, Inc.	0.4	0.6
4,974	3,830	Corenergy Infrastructure Trust, Inc.	—	0.2
16,534	11,903	Corepoint Lodging, Inc.	0.1	0.1
15,685	11,149	CoreSite Realty Corporation	1.9	1.3
43,459	33,505	Corporate Office Properties Trust	1.1	1.0
57,140	43,565	Cousins Properties, Inc.	1.7	1.8
286,176	248,664	Crown Castle International Corporation	47.9	35.3
75,054	57,474	Cubesmart	2.0	1.8
86,520	60,485	CyrusOne Inc.	6.3	4.0
78,263	59,944	DiamondRock Hospitality Company	0.4	0.7
183,589	94,906	Digital Realty Trust, Inc.	26.1	11.4
91,291	—	Diversified Healthcare Trust	0.4	—
64,649	49,622	Douglas Emmett, Inc.	2.0	2.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			June 30, 2020		December 31, 2019
2020	2019
			(Unaudited)
277,676	244,465	Duke Realty Corporation	$9.8		$8.5
29,684	22,034	Easterly Government Properties, Inc.	0.7		0.5
45,015	41,238	EastGroup Properties, Inc.	5.3		5.5
57,899	44,235	Empire State Realty Trust	0.4		0.6
30,148	23,023	EPR Properties	1.0		1.6
72,593	60,851	Equinix Inc.	51.0		35.5
317,599	256,618	Equity Lifestyle Properties, Inc.	19.8		18.1
267,389	283,999	Equity Residential	15.7		23.0
52,836	188,894	Essential Properties Realty	0.8		4.7
39,758	54,492	Essex Property Trust, Inc.	9.1		16.4
94,007	107,410	Extra Space Storage, Inc.	8.7		11.3
10,050	8,142	Farmland Partners, Inc.	0.1	(7)	0.1
29,121	66,222	Federal Realty Investment Trust	2.5		8.5
49,077	37,538	First Industrial Realty Trust, Inc.	1.9		1.6
27,799	20,389	Four Corners Property Trust	0.7		0.6
39,353	30,896	Franklin Street Properties Corp.	0.2		0.3
19,073	14,739	Front Yard Residential Corp.	0.2		0.2
251,777	180,230	Gaming and Leisure Properties, Inc.	8.7		7.8
75,000	160,000	GDS Holdings LTD ADR	6.0	(7)	4.0	(7)
45,345	35,427	GEO Group Inc./The	0.5		0.6
12,666	9,933	Getty Realty Corp.	0.4		0.3
12,950	9,121	Gladstone Commercial Corporation	0.2		0.2
7,303	6,226	Gladstone Land Corporation	0.1		0.1
14,936	9,380	Global Medical REIT, Inc.	0.2		0.1
34,574	26,663	Global Net Lease, Inc.	0.6		0.5
51,455	39,221	Healthcare Realty Trust Inc.	1.5		1.3
138,942	60,957	Healthcare Trust of America	3.7		1.8
523,872	496,493	Healthpeak Properties, Inc.	14.4		17.1
13,107	10,385	Hersha Hospitality Trust	0.1		0.2
75,166	30,535	Highwoods Properties, Inc.	2.8		1.5
17,000	—	Hilton Worldwide Holdings	1.2		—
420,712	661,737	Host Hotels & Resorts, Inc.	4.5		12.3
58,148	275,440	Hudson Pacific Properties, Inc.	1.5		10.4
36,482	26,784	Independence Realty Trust, Inc.	0.4		0.4
24,990	19,292	Industrial Logics Properties	0.5		0.4
—	134,775	Interxion Holding NV	—		7.0
4,837	3,467	Investors Real Estate Trust	0.3		0.3
700,807	559,204	Invitation Homes, Inc.	19.3		16.8
111,023	84,852	Iron Mountain Inc.	2.9	(7)	2.7
75,000	163,782	iShares Dow Jones US Real Estate Index Fund	5.9	(7)	15.2	(7)
47,791	36,559	JBG Smith Properties	1.4		1.5
86,482	95,936	Kilroy Realty Corporation	5.1		8.0
161,366	120,171	Kimco Realty Corporation	2.1		2.5
31,614	24,663	Kite Realty Group Trust	0.4		0.5
56,218	25,456	Lamar Advertising Corporation	3.8		2.3
30,000	—	Las Vegas Sands Corporation	1.4		—
98,527	71,595	Lexington Realty Trust	1.0		0.8
—	46,357	Liberty Property Trust	—		2.8
18,167	13,885	Life Storage, Inc.	1.7		1.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			June 30, 2020	December 31, 2019
2020	2019
			(Unaudited)
15,071	11,718	LTC Properties, Inc.	$0.6	$0.5
35,012	25,783	Mack-Cali Realty Corporation	0.5	0.6
12,000	—	Marriott International	1.0	—
271,367	152,801	Medical Properties Trust, Inc.	5.1	3.2
340,000	220,000	Megaport, LTD	2.9	1.7
100,000	85,000	MGM Growth Properties, L.L.C.	2.7	2.6
85,000	—	MGM Resorts International	1.4	—
119,258	103,823	Mid-America Apartment Communities, Inc.	13.7	13.7
37,474	27,502	Monmouth Real Estate Investment Corporation	0.5	0.4
16,334	12,615	National Health Investors, Inc.	1.0	1.0
66,810	50,907	National Retail Properties, Inc.	2.4	2.7
23,725	17,663	National Storage Affiliates Trust	0.7	0.6
31,544	24,918	New Senior Investment Group	0.1	0.2
8,263	5,632	Nexpoint Residential Trust, Inc.	0.3	0.3
275,000	—	NEXTDC LTD	1.9	—
18,251	14,200	Office Properties Income Trust, Inc.	0.5	0.5
172,112	64,786	Omega Healthcare Investors, Inc.	5.1	2.7
6,080	4,628	One Liberty Properties, Inc.	0.1	0.1
99,973	42,727	Outfront Media Inc.	1.4	1.1
74,454	58,127	Paramount Group Inc.	0.6	0.8
317,692	71,359	Park Hotels & Resorts, Inc.	3.1	1.8
85,172	38,713	Pebblebrook Hotel Trust	1.2 (7)	1.0
—	20,665	Pennsylvania Real Estate Investment Trust	—	0.1	(7)
78,190	55,271	Physicians Realty Trust	1.4	1.0
49,178	37,274	Piedmont Office Realty Trust, Inc.	0.8	0.8
5,669	3,863	Plymouth Industrial REIT, Inc.	0.1	0.1
25,420	19,688	Potlatch Corporation	1.0	0.9
17,820	13,220	Preferred Apartment Communities, Inc.	0.1	0.2
620,522	472,201	ProLogis	57.9	42.1
7,739	5,958	PS Business Parks, Inc.	1.0	1.0
98,424	82,126	Public Storage, Inc.	18.9	17.5
46,125	105,041	QTS Realty Trust, Inc.	3.0	5.7
52,825	38,741	Rayonier, Inc.	1.3	1.3
248,238	197,129	Realty Income Corporation	14.8	14.4
204,883	159,520	Regency Centers Corporation	9.4	10.1
44,354	33,519	Retail Opportunity Investment	0.5	0.6
83,972	63,727	Retail Properties of America	0.6	0.9
6,316	4,440	Retail Value, Inc.	0.1	0.2
379,935	282,611	Rexford Industrial Realty Inc.	15.7	12.8
64,936	50,071	RLJ Lodging Trust	0.6	0.9
30,156	23,246	RPT Realty	0.2	0.3
19,088	13,660	Ryman Hospitality Properties	0.7	1.2
228,570	167,181	Sabra Health Care REIT Inc.	3.3	3.6
6,656	3,168	Safe Hold, Inc.	0.4	0.1
4,559	3,537	Saul Centers, Inc.	0.1	0.2
88,840	76,914	SBA Communications Corporation	26.5	18.5
—	70,465	Senior Housing Properties Trust	—	0.6
63,399	48,715	Service Properties Trust	0.4	1.2
227,874	200,628	Simon Property Group, Inc.	15.6	29.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			June 30, 2020		December 31, 2019
2020	2019
			(Unaudited)
198,076	394,633	Site Centers Corporation	$1.6		$5.5
81,934	115,766	SL Green Realty Corp.	4.0		10.6
64,820	29,513	Spirit Realty Capital Inc.	2.3		1.5
58,138	39,632	Stag Industrial, Inc.	1.7		1.3
172,023	228,776	STORE Capital Corporation	4.1		8.5
40,889	30,813	Summit Hotel Properties, Inc.	0.2		0.4
160,431	123,951	Sun Communities, Inc.	21.8		18.6
82,753	66,821	Sunstone Hotel Investors, L.L.C.	0.7		0.9
34,861	27,198	Tanger Factory Outlet Centers, Inc.	0.2	(7)	0.4	(7)
40,104	39,475	Taubman Centers, Inc.	1.5		1.2
145,788	139,538	Terreno Realty Corporation	7.7		7.6
55,000	—	The Blackstone Group Inc	3.1		—
109,626	42,266	The Macerich Company	1.0	(7)	1.1	(7)
113,119	86,400	UDR, Inc.	4.2		4.0
13,835	10,668	UMH Properties, Inc.	0.2		0.2
144,924	150,082	UNITI Group, Inc.	1.4		1.2	(7)
4,923	3,816	Universal Health Realty Income Trust	0.4		0.4
44,280	34,264	Urban Edge Properties	0.5		0.7
11,141	8,803	Urstadt Biddle Properties, Inc.	0.1		0.2
85,000	85,000	Vanguard Real Estate ETF	6.7		7.9
334,574	190,949	Ventas, Inc.	12.2		11.0
416,400	318,132	VEREIT, Inc.	2.7		2.9
485,023	377,486	Vici Properties, Inc.	9.8		9.6
124,936	51,469	Vornado Realty Trust	4.8		3.4
71,816	55,611	Washington Prime Group, Inc.	0.1	(7)	0.2	(7)
31,762	23,876	Washington Real Estate Investment Trust	0.7		0.7
46,617	36,198	Weingarten Realty Investors	0.9		1.1
361,994	300,767	Welltower Inc.	18.7		24.5
479,370	386,918	Weyerhaeuser Company	10.8		11.7
15,336	11,404	Whitestone Real Estate Investment Trust B	0.1		0.2
73,462	50,897	WP Carey Inc.	5.0		4.1
15,000	—	Wynn Resorts LTD	1.1		—
43,615	33,741	Xenia Hotels & Resorts, Inc.	0.4		0.7
TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $812.3 and $686.0)			$838.4		$825.7

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—5.2% and 13.9%
U.S. GOVERNMENT AGENCY NOTES—0.1% and 0.7%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2020	December 31, 2019
2020	2019
					(Unaudited)
$—	$65.4	Federal Home Loan Bank	1.734%	11/19/2021	$—	$65.5
—	50.0	Federal Home Loan Bank	1.700%	12/20/2021	—	50.0
—	4.8	Federal Home Loan Bank Discount Notes	1.521%-1.572%	1/6/2020	—	4.8
—	21.2	Federal Home Loan Bank Discount Notes	1.680%	1/10/2020	—	21.2
—	26.0	Federal Home Loan Bank Discount Notes	1.700%	1/15/2020	—	26.0
—	43.0	Federal Home Loan Bank Discount Notes	1.575%-1.593%	1/31/2020	—	42.9
15.0	—	Federal Home Loan Bank Discount Notes	0.160%	8/7/2020	15.0	—
TOTAL U.S. GOVERNMENT AGENCY NOTES (Cost $15.0 and $210.2)					$15.0	$210.4
FOREIGN GOVERNMENT AGENCY NOTES— 0.0% and 0.2%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					June 30, 2020	December 31, 2019
2020	2019
					(Unaudited)
$—	$49.3	Japan Bank for International Cooperation	1.625%	10/17/2022	$—	$48.9
—	0.2	Korea Development Bank	1.908%	10/1/2022	—	0.3
TOTAL FOREIGN GOVERNMENT AGENCY NOTES (Cost $0.0 and $49.5)					$—	$49.2
UNITED STATES TREASURY SECURITIES—5.1% and 8.7%

Principal		Issuer	Yield / Coupon Rate(4)	Maturity Date	Fair Value at
					June 30, 2020	December 31, 2019
2020	2019
					(Unaudited)
$—	$11.9	United States Treasury Bills	1.540%	1/2/2020	$—	$11.9
—	40.0	United States Treasury Bills	1.537%	1/14/2020	—	40.0
—	238.3	United States Treasury Bills	1.530%	1/21/2020	—	238.3
—	10.1	United States Treasury Bills	1.629%	1/23/2020	—	10.1
—	26.1	United States Treasury Bills	1.526%	1/30/2020	—	26.1
—	39.9	United States Treasury Bills	1.538%	2/4/2020	—	39.9
—	20.0	United States Treasury Bills	1.550%	2/6/2020	—	20.0
—	149.7	United States Treasury Bills	1.503%	2/11/2020	—	149.8
—	49.9	United States Treasury Bills	1.575%	2/13/2020	—	49.9
—	13.0	United States Treasury Bills	1.554%	2/20/2020	—	13.0
—	49.9	United States Treasury Bills	1.583%	2/27/2020	—	49.9
—	46.1	United States Treasury Bills	1.515%	3/5/2020	—	46.1
—	54.5	United States Treasury Bills	1.576%	3/12/2020	—	54.5
—	44.8	United States Treasury Bills	1.780%	3/19/2020	—	44.9
—	38.9	United States Treasury Bills	1.515%	4/2/2020	—	38.8
69.5	—	United States Treasury Bills	0.061%	7/2/2020	69.5	—
145.0	—	United States Treasury Bills	0.183%	7/9/2020	145.0	—
250.0	—	United States Treasury Bills	0.068%	7/23/2020	250.0	—
274.0	—	United States Treasury Bills	0.110%-0.158%	8/6/2020	274.0	—
5.4	—	United States Treasury Bills	0.111%-0.220%	8/13/2020	5.4	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield / Coupon Rate(4)	Maturity Date	Fair Value at
					June 30, 2020	December 31, 2019
2020	2019
					(Unaudited)
$228.9	$—	United States Treasury Bills	0.169%	8/20/2020	$229.0	$—
102.0	—	United States Treasury Bills	0.117%	9/1/2020	101.9	—
75.0	—	United States Treasury Bills	0.108%-0.158%	9/3/2020	75.0	—
224.9	—	United States Treasury Bills	0.183%	9/22/2020	224.9	—
—	99.8	United States Treasury Notes	1.375%	5/31/2020	—	99.9
—	100.4	United States Treasury Notes	2.625%	7/31/2020	—	100.6
—	249.5	United States Treasury Notes	1.500%	8/15/2020	—	249.8
—	653.1	United States Treasury Notes	2.625%	8/15/2020	—	653.9
—	100.8	United States Treasury Notes	2.250%	4/30/2021	—	100.8
—	199.4	United States Treasury Notes	1.625%	6/30/2021	—	200.0
—	99.9	United States Treasury Notes	1.750%	7/31/2021	—	100.2
—	49.6	United States Treasury Notes	1.250%	10/31/2021	—	49.7
—	100.0	United States Treasury Notes	1.750%	7/15/2022	—	100.3
—	100.7	United States Treasury Notes	1.875%	7/31/2022	—	100.7
TOTAL UNITED STATES TREASURY SECURITIES (Cost $1,374.7 and $2,586.3)					$1,374.7	$2,589.1
CORPORATE BOND SECURITIES—0.0% and 4.2%

Principal		Issuer	Coupon Rate	Credit Rating(8)	Maturity Date	Fair Value at
						June 30, 2020	December 31, 2019
2020	2019
						(Unaudited)
$—	$11.5	Air Lease Corporation	2.250%	BBB	1/15/2023	$—	$11.5
—	13.8	American Honda Finance	1.700%	A	9/9/2021	—	13.7
—	19.7	American Honda Finance	2.050%	A	1/10/2023	—	19.7
—	27.7	Apple, Inc.	1.700%	AA+	9/11/2022	—	27.7
—	29.2	Banco Santander SA	3.500%	A-	4/11/2022	—	30.0
—	12.0	Bank of America Corporation	2.369%	A-	7/21/2021	—	12.0
—	21.6	Bank of America Corporation	2.503%	A-	10/21/2022	—	21.8
—	29.5	Bank of New York Mellon Corporation	1.950%	A	8/23/2022	—	29.6
—	8.1	BB+T Corporation	2.150%	A-	2/1/2021	—	8.1
—	3.5	Berkshire Hathaway Energy	2.400%	A-	2/1/2020	—	3.5
—	10.0	Boeing Co.	1.650%	BBB	10/30/2020	—	10.0
—	28.9	Boeing Co.	2.300%	BBB	8/1/2021	—	29.0
—	10.9	BPCE SA	2.750%	A+	12/2/2021	—	11.0
—	8.0	Canadian National Railway	2.400%	A	2/3/2020	—	8.0
—	21.8	Capital One, NA	2.150%	BBB+	9/6/2022	—	21.8
—	4.8	Caterpillar Financial Service	1.850%	A	9/4/2020	—	4.7
—	42.5	Caterpillar Financial Service	1.299%	A	3/8/2021	—	42.6
—	12.0	Centerpoint Energy Resource	4.500%	BBB+	1/15/2021	—	12.2
—	32.9	Citigroup, Inc.	2.312%	BBB+	11/4/2022	—	32.9
—	27.0	Columbia Pipeline Group	3.300%	A3	6/1/2020	—	27.1
—	24.5	Diageo Capital PLC	4.828%	A-	7/15/2020	—	24.9
—	19.6	DTE Energy Corporation	2.250%	BBB	11/1/2022	—	19.6
—	34.5	Exxon Mobil Corporation	1.902%	AA+	8/16/2022	—	34.7
—	14.0	Fifth Third Bank	2.875%	BBB+	7/27/2020	—	14.1
—	5.0	Fifth Third Bank	2.250%	A-	6/14/2021	—	5.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Coupon Rate	Credit Rating(8)	Maturity Date	Fair Value at
						June 30, 2020	December 31, 2019
2020	2019
						(Unaudited)
$—	$4.0	General Dynamics Corporation	2.875%	A	5/11/2020	$—	$4.0
—	2.3	Georgia Power Company	2.000%	A-	3/30/2020	—	2.3
—	15.0	Georgia Power Company	2.000%	A-	9/8/2020	—	15.0
—	8.0	Georgia Power Company	2.400%	A-	4/1/2021	—	8.0
—	7.5	Goldman Sachs Group, Inc.	2.600%	BBB+	4/23/2020	—	7.5
—	12.2	Goldman Sachs Group, Inc.	2.600%	BBB+	12/27/2020	—	12.2
—	25.0	Goldman Sachs Group, Inc.	2.350%	BBB+	11/15/2021	—	25.1
—	10.5	HSBC Bank USA, NA	4.875%	A	8/24/2020	—	10.7
—	11.7	John Deere Capital Corporation	1.950%	A	6/13/2022	—	11.7
—	25.0	JP Morgan Chase Bank, NA	2.604%	A+	2/1/2021	—	25.0
—	20.0	JP Morgan Chase Bank, NA	3.086%	A+	4/26/2021	—	20.1
—	65.0	Mitsubishi UFJ Financial Group	2.190%	A-	9/13/2021	—	65.2
—	9.2	Morgan Stanley	2.650%	BBB+	1/27/2020	—	9.2
—	20.0	Morgan Stanley	2.800%	BBB+	6/16/2020	—	20.1
—	8.3	Morgan Stanley	2.500%	BBB+	4/21/2021	—	8.4
—	7.0	Morgan Stanley	2.625%	BBB+	11/17/2021	—	7.1
—	18.4	MPLX LP	1.899%	BBB	9/9/2021	—	18.5
—	20.0	MUFG Union Bank, NA	2.100%	A	12/9/2022	—	20.0
—	50.8	Nextera Energy Capital	2.403%	BBB+	9/1/2021	—	51.2
—	20.0	Occidental Petroleum Corporation	2.854%	BBB	2/8/2021	—	20.1
—	14.9	Occidental Petroleum Corporation	2.600%	BBB	8/13/2021	—	15.0
—	31.1	Occidental Petroleum Corporation	2.700%	BBB	8/15/2022	—	31.4
—	35.0	Omnicom GP/Omnicom CAP	4.450%	BBB+	8/15/2020	—	35.5
—	20.0	Oracle Corporation	1.900%	A+	9/15/2021	—	20.0
—	11.6	Paccar Financial Corporation	2.000%	A+	9/26/2022	—	11.7
—	19.3	Paypal Holdings, Inc.	2.200%	BBB+	9/26/2022	—	19.4
—	20.0	PNC Bank, NA	2.315%	A	12/9/2022	—	20.0
—	20.0	PNC Bank, NA	2.028%	A	12/9/2022	—	20.0
—	20.0	Skandinaviska Enskilda	1.875%	A+	9/13/2021	—	19.9
—	5.0	Sumitomo Mitsui Financial Group	2.934%	A-	3/9/2021	—	5.1
—	5.0	Sumitomo Mitsui Financial Group	2.058%	A-	7/14/2021	—	5.0
—	101.4	Swedish Export Credit	1.625%	AA+	11/14/2022	—	101.0
—	23.0	The Walt Disney Company	1.830%	A	9/1/2021	—	23.1
—	17.1	Toronto Dominion Bank	2.500%	AA-	12/14/2020	—	17.2
—	14.5	Toronto Dominion Bank	2.170%	A	3/17/2021	—	14.5
—	10.0	Toronto Dominion Bank	1.900%	A	12/1/2022	—	10.0
—	20.0	United Technologies Corporation	1.900%	BBB+	5/4/2020	—	20.0
—	12.8	Wells Fargo Bank, NA	3.325%	A+	7/23/2021	—	12.9
—	30.0	Wells Fargo Bank, NA	2.082%	A+	9/9/2022	—	30.0
TOTAL CORPORATE BOND SECURITIES (Cost $0.0 and $1,265.4)						$—	$1,268.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MUNICIPAL BOND SECURITIES—0.0% and 0.1%

Principal						Fair Value at
		Issuer	Coupon Rate	Credit Rating(8)	Maturity Date	June 30, 2020	December 31, 2019
2020	2019
						(Unaudited)
$—	$0.7	Broward County Florida Airport System Revenue	1.844%	A+	10/1/2020	$—	$0.6
—	0.6	Broward County Florida Airport System Revenue	1.874%	A+	10/1/2021	—	0.5
—	0.6	Broward County Florida Airport System Revenue	1.936%	A+	10/1/2022	—	0.6
—	2.0	California State Health Facilities Financing Authority	1.896%	AA-	6/1/2021	—	2.0
—	1.0	California State Health Facilities Financing Authority	1.893%	AA-	6/1/2022	—	1.0
—	1.3	Colorado State Health Facilities Authority HOS	2.075%	A+	11/1/2020	—	1.2
—	0.8	Colorado State Health Facilities Authority HOS	2.185%	A+	11/1/2021	—	0.8
—	1.1	Colorado State Health Facilities Authority HOS	2.237%	A+	11/1/2022	—	1.1
—	0.8	Florida State Municipal Power Agency	1.966%	A2	10/1/2020	—	0.8
—	1.1	Florida State Municipal Power Agency	1.986%	A2	10/1/2021	—	1.2
—	1.0	Florida State Municipal Power Agency	2.064%	A2	10/1/2022	—	1.0
—	0.6	Hamilton County Ohio Healthcare Facilities	2.135%	AA	6/1/2020	—	0.6
—	0.9	Harris County Texas Cultural Education Facilities	2.015%	AA-	5/15/2020	—	0.9
—	1.3	Harris County Texas Cultural Education Facilities	2.065%	AA-	5/15/2021	—	1.3
—	1.3	Harris County Texas Cultural Education Facilities	2.102%	AA-	5/15/2022	—	1.3
—	0.5	Indiana State Finance Authority	2.242%	AA-	3/1/2020	—	0.5
—	1.1	Lansing Michigan Board of Water and Light Utility System	1.952%	AA-	7/1/2022	—	1.2
—	7.1	Massachusetts State Water Resources	1.661%	AA+	8/1/2020	—	7.1
—	1.2	Massachusetts State Water Resources	1.702%	AA+	8/1/2021	—	1.2
—	2.9	Massachusetts State Water Resources	1.734%	AA+	8/1/2022	—	2.9
—	0.3	Matanuska-Susitna Borough Alaska	2.016%	AA+	3/1/2023	—	0.3
—	0.5	Midland County Texas Fresh Water Supply	1.872%	AA-	9/15/2021	—	0.5
—	0.5	Midland County Texas Fresh Water Supply	1.910%	AA-	9/15/2022	—	0.5
—	0.2	Park Creek Metropolitan District Revenue	2.292%	AA	12/1/2022	—	0.2
—	0.2	Stockton California Public Financing Authority	1.942%	AA	10/1/2020	—	0.2
—	0.2	Stockton California Public Financing Authority	2.048%	AA	10/1/2021	—	0.2
—	0.1	Stockton California Public Financing Authority	2.145%	AA	10/1/2022	—	0.1
—	0.7	Texas State University System Revenue Finance	1.760%	Aa2	3/15/2020	—	0.7

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal						Fair Value at
		Issuer	Coupon Rate	Credit Rating(8)	Maturity Date	June 30, 2020	December 31, 2019
2020	2019
						(Unaudited)
$—	$0.5	Texas State University System Revenue Finance	1.810%	Aa2	3/15/2021	$—	$0.5
—	1.7	Texas State University System Revenue Finance	1.839%	Aa2	3/15/2022	—	1.7
—	0.5	University of Akron	1.976%	A1	1/1/2021	—	0.5
TOTAL MUNICIPAL BOND SECURITIES (Cost $0.0 and $33.3)						$—	$33.2
TOTAL OTHER MARKETABLE SECURITIES (Cost $1,389.7 and $4,144.7)						$1,389.7	$4,150.2
TOTAL MARKETABLE SECURITIES (Cost $2,202.0 and $4,830.7)						$2,228.1	$4,975.9
LOANS RECEIVABLE—5.6% and 5.0%

		Borrower	Property Type	Interest Rate(6)	Maturity Date	Fair Value at
Principal						June 30, 2020	December 31, 2019
2020	2019
						(Unaudited)
$—	$6.3	DJM Capital Partners Mezzanine	Retail	5.00%	3/9/2020	$—	$6.3
89.5	87.5	311 South Wacker Mezzanine	Office	4.70% + LIBOR	6/7/2021	85.8	86.8
60.0	60.0	River North Point Junior Mezzanine	Office	4.30% + LIBOR	7/9/2021	59.1	60.0
124.7	128.6	Project Glacier Mezzanine	Industrial	4.40% + LIBOR	11/9/2020	124.7	128.6
53.9	53.8	SCG Oakland Portfolio	Office	4.25% + LIBOR	3/1/2021	53.9	53.8
—	20.0	Crest at Las Colinas Station Mezzanine	Apartments	5.11% + LIBOR	5/10/2021	—	20.0
79.5	92.2	Blackstone RioCan Retail Portfolio Mezzanine	Retail	4.65% + LIBOR	7/9/2021	76.8	92.2
60.0	60.0	SoNo Collection Mezzanine	Retail	6.75% + LIBOR	8/6/2021	60.0	60.0
15.5	14.7	Liberty Park	Office	6.08%	11/9/2021	15.5	14.7
125.0	125.0	State Street Financial Center Mezzanine	Office	6.500%	11/10/2021	124.4	124.4
20.0	20.0	Modera Observatory Park Mezzanine	Apartments	4.34% + LIBOR	6/10/2022	19.6	20.0
16.6	16.2	San Diego Office Portfolio Mezzanine	Office	2.45% + LIBOR	8/9/2022	15.4	16.1
49.7	48.2	San Diego Office Portfolio Senior Loan	Office	2.45% + LIBOR	8/9/2022	50.3	48.2
20.8	20.8	Rosemont Towson Mezzanine	Apartments	4.15% + LIBOR	9/9/2022	20.5	20.8
33.8	33.8	Colony New England Hotel Portfolio Mezzanine	Hotel	2.80% + LIBOR	11/9/2022	30.5	33.8
101.4	101.4	Colony New England Hotel Portfolio Senior Loan	Hotel	2.80% + LIBOR	11/9/2022	99.4	101.4
33.9	33.9	Exo Apartments Mezzanine	Apartments	2.30% + LIBOR	1/9/2023	31.6	33.9
101.6	101.6	Exo Apartments Senior Loan	Apartments	2.30% + LIBOR	1/9/2023	103.1	101.6
13.3	—	Five Oak Mezzanine	Office	2.35% + LIBOR	4/9/2023	13.3	—
27.5	27.5	1330 Broadway Mezzanine	Office	5.01% + LIBOR	8/10/2023	27.5	27.5
82.0	82.0	Great Value Storage Portfolio Mezzanine	Storage	7.88%	12/6/2023	73.8	82.0
85.0	85.0	Park Avenue Tower Mezzanine	Office	4.35% + LIBOR	3/9/2024	85.0	85.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

		Borrower	Property Type	Interest Rate(6)	Maturity Date	Fair Value at
Principal						June 30, 2020	December 31, 2019
2020	2019
$71.0	$71.0	BREP VIII Industrial Loan Facility Mezzanine	Industrial	5.00% + LIBOR	3/9/2026	$71.0	$71.0
20.0	20.0	Aspen Lake Office Portfolio Mezzanine	Office	8.25%	3/10/2028	20.0	20.0
95.0	95.0	Merritt on the River Office Portfolio Mezzanine	Office	8.00%	8/1/2028	95.0	95.0
100.0	100.0	Charles River Plaza North Mezzanine	Office	6.08%	4/6/2029	100.0	100.0
53.0	—	Sol y Luna	Apartments	6.55%	1/6/2030	53.0	—
TOTAL LOANS RECEIVABLE (Cost $1,532.8 and $1,504.5)						$1,509.2	$1,503.1
LOANS RECEIVABLE WITH RELATED PARTIES—0.3% and 0.2%

		Related Party	Property Type	Interest Rate(6)	Maturity Date	Fair Value at
Principal						June 30, 2020	December 31, 2019
2020	2019
						(Unaudited)
$36.5	$36.5	MRA Hub 34 Holding, LLC	Office	2.50% + LIBOR	9/1/2022	$36.5	$36.5
32.8	32.8	THP Student Housing, LLC	Apartment	3.20%	9/1/2024	32.5	32.5
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES (Cost $69.3 and $69.3)						$69.0	$69.0
TOTAL INVESTMENTS (Cost $23,041.5 and $25,697.4)						$26,920.2	$29,899.0

(1)	The investment has a loan payable outstanding, as indicated in Note 9—Loans Payable.

(2)	The fair value reflects the Account’s interest in the joint venture and is net of debt.

(3)	Properties within this investment are located throughout the United States.

(4)	For zero-coupon securities issued at a discount or premium to par, yield represents the annualized yield to maturity. For all other securities, the coupon rate is presented.

(5)	A portion of this investment consists of land currently under development.

(6)
Fixed interest rate loans are represented with a single rate. Variable interest rate loans are presented with their base spread and the corresponding index rate. All variable interest loans currently held by the Account use the one month LIBOR rate on U.S. dollar deposits as the index rate, as published by ICE Benchmark Administration Limited.

(7)	All or a portion of these securities are out on loan. The aggregate value of securities on loan June 30, 2020 and December 31, 2019 were $8.5 million and $25.2 million, respectively.

(8)	Credit ratings are sourced from S&P Global Ratings ("S&P"), Moody's Investors Services or Fitch Ratings, Inc. Ratings for sold bonds reflect the credit rating as of the last reporting period.

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
Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended June 30, 2020 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.
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
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. Management intends that the Account will not hold more than 10% of net assets in such securities on a long-term basis. As of June 30, 2020, publicly traded REIT securities comprised approximately 3.5% of the Account’s net assets, and the Account held no CMBS as of such date.
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
Foreign Investments. The Account may also make foreign real estate and foreign real estate-related investments and foreign liquid, fixed-income investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management doesn't intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of June 30, 2020, the Account did not hold any foreign real estate investments.
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
SECOND QUARTER 2020 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook

Key Macro Economic Indicators	Actuals		Forecast
	1Q20	2Q20	2020	2021
Economy(1)
Gross Domestic Product ("GDP")	(5.0)%	(32.9)%	(5.5)%	3.9%
Employment Contraction (Thousands)	(908)	(13,300)	(783)	305
Unemployment Rate	4.4%	11.1%	9.1%	7.6%
Interest Rates(2)
10 Year Treasury	1.4%	0.7%	0.9%	1.2%
Sources: Bloomberg, BEA, Bureau of Labor Statistics, Federal Reserve and Moody’s Analytics

*	Data subject to revision

(1)	GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while annual values represent a twelve-month average.

(2)	Treasury rates are an average over the stated period.
According to the Bureau of Labor Statistics, the U.S. economy entered 2020 with a favorable outlook, with economists generally optimistic that the U.S. would continue to see GDP growth during the year, albeit at a slower pace than 2019. The COVID-19 pandemic quickly negated this optimism, as economic shutdown measures implemented by state governors late in the first quarter of 2020 to limit the spread of the pandemic had a rapid negative impact on the U.S. economy. During the month of April, 20.8 million jobs were lost on non-farm payrolls. Since that time, U.S. non-farm payrolls partially recovered as shutdown measures were reduced, adding 7.5 million jobs through June 2020.
Recent developments in the COVID-19 pandemic have been both positive and negative with their overall net economic impact uncertain. Positive developments include favorable progress across multiple potential vaccines and more effective treatments for critically ill patients. Negative developments include expanding caseloads and rising hospitalizations in states such as California, Florida and Texas, which may require these states to revert back to certain shutdown measures. Unemployment trends have followed the patterns of re-openings across states, with the national unemployment rate ending at 11.1% for the second quarter of 2020. Certain sectors such as hospitality, tourism and services remain significantly challenged by the pandemic and will continue to be challenged over the near term.
Emergency actions taken by the Federal Reserve to mitigate the economic disruption to U.S. businesses and consumers have been successful, as credit markets continue to function well both domestically and globally. The initial stimulus legislation passed by the U.S. Congress in response to the COVID-19 pandemic included federal unemployment benefits, but such stimulus is scheduled to expire in the third quarter of 2020. As of June 30, 2020, more than 30 million people are collecting the federal unemployment assistance. The U.S. Congress is expected to pass an additional stimulus package in the third quarter of 2020, but the magnitude and extent of the second stimulus package is unknown.
Real Estate Market Conditions and Outlook
Commercial real estate conditions deteriorated rapidly across all asset types during the second quarter of 2020. With the exception of the industrial and self-storage sectors, the Account has experienced notable valuation declines. Real estate market conditions are expected to continue to deteriorate over the near term. Real estate transactions are expected to slow significantly until the long-term impact of the COVID-19 pandemic on the U.S. economy is fully understood.

While commercial real estate across the country is likely to continue to experience distress in the near-term, the Account benefits from its ample liquidity resources, which allow the Account to weather economic downturns without liquidating properties at suboptimal pricing. Commercial real property pricing across all sectors, as calculated by the Green Street Advisor Commercial Property Price Index (“CPPI”), decreased by 10.7% from the prior quarter.

During the second quarter of 2020, the Account received multiple requests for rent relief as a result of the COVID-19 pandemic. Relief requests have generally been comprised of rent deferrals, with rent postponed for a brief period (i.e., less than six months) and then repaid over the remaining duration of the lease. As of June 30, 2020, the Account has not had material exposure to tenant defaults or rent concessions.
Data for the Account’s top five markets in terms of market value as of June 30, 2020 are provided below. The five markets presented below represent 43.3% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 91.5% leased.

Top 5 Metro Areas by Fair Market Value(1)	Account % Leased Fair Value Weighted(2)	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio(3)	Metro Area Fair Value as a % of Total Investments
Washington-Arlington-Alexandria, DC-VA-MD-WV	82.8%	17	11.1%	9.4%
Los Angeles-Long Beach-Glendale, CA	93.6%	16	10.3%	8.7%
New York-Jersey City-White Plains, NY-NJ	81.3%	12	7.8%	6.6%
Boston-Cambridge-Newton, MA-NH	90.6%	8	7.6%	6.5%
San Francisco-Oakland-Hayward, CA	93.0%	10	6.6%	5.5%

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

Office
While many local and state jurisdictions allowed offices to reopen in the second quarter of 2020, many companies demonstrated restraint in returning their workforce to the office. Especially among large companies, employees have continued to work remotely, with a future return to the office undetermined. Some companies, most notably among the technology sector, have announced that employees will remain working remotely even after the COVID-19 pandemic subsides. This option is unlikely to be viable for most companies long-term, but many companies will evaluate their physical office needs as a consequence of the pandemic. Companies may require less space due to a reduced on-site employee presence, but companies may also require additional space to better facilitate open-office concepts that incorporate distancing between employees. Lessors that are positioned to provide flexible options to lessees will be best suited to navigate the post-pandemic leasing environment.
As of June 30, 2020, the Account's rents from office tenants were not materially affected, but the duration of the COVID-19 pandemic remains unknown. Tenants requesting rent relief have generally requested rent deferrals for a limited period of time (i.e., less than six months), with the unpaid rent to be paid over the duration of the remaining lease. If the severity of the COVID-19 pandemic persists throughout 2020 and into 2021, the likelihood that tenants may request additional rent deferrals, rent concessions or default increases. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions.
Vacancy nationwide increased from 12.3% in the first quarter of 2020 to 13.0% in the second quarter of 2020, as reported by CBRE-EA. New construction effectively stalled with the arrival of the COVID-19 pandemic, but the completion of construction already underway delivered new supply into a weak leasing environment. The new supply was the main driver behind the national vacancy increase. The vacancy rate of the Account’s office portfolio decreased to 12.6% in the second quarter of 2020, as compared to 14.0% in the prior quarter, driven primarily by the inception of a large lease at one of the Account's properties in the San Francisco metro area. The tenant was under contract prior to the arrival of the COVID-19 pandemic. The above-average vacancy rate in the New York metro area is driven by two properties currently undergoing redevelopment to increase the long term value of the properties. The vacancy rate in the New York metro will remain elevated over the near term as legacy tenants fully vacate the properties and redevelopment efforts continue.

			Account Square Foot Weighted Average Vacancy		Market Vacancy(2)
Top 5 Office Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q2 2020	Q1 2020	Q2 2020	Q1 2020
Account / Nation			12.6%	14.0%	13.0%	12.3%
Boston-Cambridge-Newton, MA-NH	$1,500.8	5.6%	10.8%	12.0%	9.6%	9.0%
Washington-Arlington-Alexandria, DC-VA-MD-WV	1,487.1	5.5%	12.8%	12.8%	15.1%	14.6%
New York-Jersey City-White Plains, NY-NJ	1,174.2	4.4%	32.4%	32.8%	9.2%	8.7%
San Francisco-Redwood City-South San Francisco, CA	1,034.6	3.8%	2.4%	13.8%	8.0%	5.8%
Los Angeles-Long Beach-Glendale, CA	846.4	3.1%	4.7%	4.0%	12.9%	11.8%

(1)
The table above has been standardized to depict metropolitan statistical area ("MSA") definitions. Prior iterations of this table presented metropolitan divisions, which represent a subset of the larger MSA.

(2)	Source: CBRE-EA. Market vacancy is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space.
Industrial
Industrial market conditions are primarily influenced by GDP growth, international trade, and consumer spending, all of which have been negatively impacted by the COVID-19 pandemic. Despite downward trends among all three key factors, the industrial sector has demonstrated resiliency through the COVID-19 pandemic. The pandemic has accelerated consumers' long-term shift to e-commerce, and this shift has allowed demand for industrial space to remain stable. When compared against the other three core real estate sectors, the industrial sector is best positioned to weather the economic uncertainty caused by the COVID-19 pandemic.
As of June 30, 2020, the Account's rents from industrial tenants were not materially affected, but the duration of the COVID-19 pandemic remains unknown. Tenants requesting rent relief have generally requested rent deferrals for a limited period of time (i.e., less than six months), with the unpaid rent to be paid over the duration of the remaining lease. If the severity of the COVID-19 pandemic persists throughout 2020 and into 2021, the likelihood that tenants may request additional rent deferrals, rent concessions or default increases. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions.
The national industrial availability rate increased from 7.3% in the first quarter of 2020 to 7.6% in the second quarter of 2020, as reported by CBRE-EA.Vacancies are highest in geographic locations with significant exposure to oil and gas (e.g,. Houston, Dallas). The average vacancy rate of the Account’s industrial properties increased to 6.5% in the second quarter of 2020 from 6.1% in the previous quarter, primarily driven by space coming available in the Houston metro area. Elevated vacancy in the Houston metro area is likely to persist over the near term, as depressed oil prices paired with the COVID-19 pandemic have caused a stall in the local leasing environment.

			Account Square Foot Weighted Average Vacancy		Market Vacancy(2)
Top 5 Industrial Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q2 2020	Q1 2020	Q2 2020	Q1 2020
Account / Nation			6.5%	6.1%	7.6%	7.3%
Riverside-San Bernardino-Ontario, CA	$989.5	3.7%	0.0%	0.0%	6.0%	6.0%
Seattle-Tacoma-Bellevue, WA	410.7	1.5%	3.3%	3.3%	5.5%	5.2%
Los Angeles-Long Beach-Anaheim, CA	383.5	1.4%	5.9%	4.5%	5.5%	5.3%
Dallas-Fort Worth-Arlington, TX	340.0	1.3%	7.9%	8.8%	8.7%	8.5%
Houston-The Woodlands-Sugar Land, TX	272.4	1.0%	28.7%	19.7%	11.2%	10.5%

(1)	The table above has been standardized to depict MSA definitions. Prior iterations of this table presented metropolitan divisions, which represent a subset of the larger MSA.

(2)	Source: CBRE-EA. Market vacancy is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space.
Multi-Family
Apartment demand is driven by a combination of economic and demographic forces including job growth, household formations, and changes in the U.S. homeownership rate. The COVID-19 pandemic resulted in an economic shock to some U.S. renters in the first and second quarter of 2020. Job losses and furloughs quickly accelerated across the country in March and April 2020 as some companies were forced to temporarily suspend or significantly limit operations to slow the outbreak. The economic shock has been most pronounced on low and middle-income renters, who are less likely to have savings or access to credit to soften the blow when income from employment is lost. The federal government funded several programs in the first quarter of 2020 to partially offset the financial impact of the COVID-19 pandemic, the most notable actions to low and middle-income renters being a one-time direct payment of $1,200 to every qualifying taxpayer (with an additional $500 for every child) and an emergency increase of $600 per week to those collecting unemployment benefits. The additional federal unemployment benefits are set to expire in the third quarter of 2020, but the U.S. Congress is expected to pass an additional stimulus package in the third quarter. The magnitude and extent of the second stimulus package is unknown. These actions have partially offset some of the negative impact of the COVID-19 pandemic, but renters that find themselves out of work or underemployed will continue to be financially challenged.
As of June 30, 2020, the Account's rents from multifamily tenants were not materially affected, but the duration of the COVID-19 pandemic remains unknown. If the severity of the COVID-19 pandemic persists throughout 2020 and into 2021, the likelihood that tenants may request rent deferrals, rent concessions or default increases. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions.
The national apartment vacancy rate increased from 4.5% in the first quarter of 2020 to 4.7% in second quarter of 2020, as reported by RealPage. The sector has long benefited from strong fundamentals, such as a tight labor market and a long-term trend of first-time buyers delaying home ownership and renting for longer than historical precedent. However, the COVID-19 pandemic has resulted in a significant increase in unemployment, and multifamily demand will likely cool until employment can recover. Student housing properties may be especially challenged over the near-term as many universities are promoting remote learning options for the 2020-2021 school year. The vacancy rate of the Account’s apartment properties increased to 7.9% in the second quarter of 2020 as compared to 7.3% in the prior quarter. Renovations are proceeding at several properties in the Account's portfolio, including some in the Washington, Los Angeles, and Denver metro areas. The renovation efforts are expected to enhance the long-term value of the impacted properties, but vacancy in these metro areas may persist above the market averages in the near-term while renovations continue. The increase in the Miami metro area was driven by one property with a 10% vacancy increase compared to the first quarter. The increase was attributed to normal lease expirations paired with a difficult leasing environment to redeploy the vacant space.

			Account Units Weighted Average Vacancy		Market Vacancy(2)
Top 5 Apartment Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q2 2020	Q1 2020	Q2 2020	Q1 2020
Account / Nation			7.9%	7.3%	4.7%	4.5%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$735.6	2.7%	6.6%	6.7%	4.3%	4.1%
Los Angeles-Long Beach-Anaheim, CA	683.4	2.5%	7.6%	8.0%	4.8%	3.9%
Miami-Fort Lauderdale-West Palm Beach, FL	570.8	2.1%	10.8%	8.4%	4.7%	3.8%
Denver-Aurora-Lakewood, CO	405.7	1.5%	7.2%	8.9%	5.4%	5.3%
New York-Newark-Jersey City, NY-NJ-PA	353.2	1.3%	1.3%	0.7%	2.8%	2.3%

(1)	The table above has been standardized to depict MSA definitions. Prior iterations of this table presented metropolitan divisions, which represent a subset of the larger MSA.

(2)	Source: RealPage. Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units.
Retail
While all core real estate sectors have been negatively impacted by the COVID-19 pandemic, the impact to the retail sector has been especially pronounced. Non-essential retail outlets have attempted to find alternative ways to deliver products to customers through e-commerce solutions, but retail is still highly dependent on customer traffic in stores to generate revenue. The shutdown measures that resulted in the closure of many retail outlets coming into the second quarter have largely been reduced, but most states continue to limit the number of customers allowed within a retail storefront. Traditional retail was facing ongoing challenges from e-commerce platforms long before the COVID-19 pandemic, and the pandemic has only accelerated this shift. The financial challenges of the COVID-19 pandemic have forced some retailers into bankruptcy. Additional bankruptcies are a continued risk as the COVID-19 pandemic persists, especially among retailers with unsustainable debt burdens.
As of June 30, 2020, the Account's rents from retail tenants were not materially affected, but the duration of the COVID-19 pandemic remains unknown. Requests for rent relief were more common among retail tenants than other sectors. Tenants requesting rent relief have generally requested rent deferrals for a limited period of time (i.e., less than six months), with the unpaid rent to be paid over the duration of the remaining lease. If the severity of the COVID-19 pandemic persists throughout 2020 and into 2021, the likelihood that tenants may request additional rent deferrals, rent concessions or default increases. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions.

The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers. The retail portfolio is managed to minimize significant exposure to any single retailer. The Account has over 1,100 retailers across its portfolio, with its largest retail exposure comprising less than 3.5% of total retail rentable area. The Account’s retail vacancy decreased to 6.5% in the second quarter of 2020 from 6.6% in the prior quarter driven by the inception of leases under contract prior to the arrival of the COVID-19 pandemic.

			Account Units Weighted Average Vacancy		Market Vacancy(1)
	Total Exposure ($M)	% of Total Investments	Q2 2020	Q1 2020	Q2 2020	Q1 2020
All Retail			6.5%	6.6%	6.4%	6.1%
Lifestyle & Mall	$2,191.7	8.1%	6.5%	6.5%	5.7%	5.5%
Neighborhood, Community & Strip	1,515.0	5.6%	6.7%	7.0%	9.0%	8.7%
Power Center(2)	617.8	2.3%	5.3%	3.9%	7.1%	6.9%

(1)	Source: CBRE-EA. Market vacancy is defined as the percentage of space available for rent. The Account’s vacancy is the square foot-weighted percentage of unleased space.

(2)
The Power Center designation is reserved for properties with three or more anchor units. Anchor units are leased to large retailers such as department stores, home improvement stores and warehouse clubs. Properties with the Neighborhood, Community and Strip designation consist of two or less anchor units.

Hotel
The COVID-19 pandemic has caused hotel revenues and occupancy to decline across the country at an unprecedented rate in the first and second quarter of 2020. All hotel operators are faced with rising costs from additional measures taken to mitigate the spread of the virus. Business travel has been curtailed significantly, with travel limited primarily to those who must travel for essential reasons. Business travel is likely to continue to be depressed in the coming months, with businesses shifting to virtual meetings and conferences to avoid putting employees at risk. Leisure travel has begun to partially recover domestically, benefiting from the inability of American travelers to travel overseas. The duration and severity of the COVID-19 pandemic remains unknown, and its significant impact on travel increases the likelihood that hotel revenues and occupancy rates will continue to be challenged over the near term.
The Account's exposure to the hotel sector is limited to one hotel in the Dallas metro area. The hotel is located in a business park and caters largely to business travelers. Key metrics to track hotel performance include occupancy, the average daily rate ("ADR") and revenue per available room ("RevPAR"). For the quarter ended June 30, 2020, occupancy of the property declined to 8.1% as compared to 20.3% in the previous quarter. ADR and RevPAR were $105.86 and $8.62, respectively, for the second quarter of 2020, as compared to $135.21 and $27.44, respectively, in the prior quarter.
INVESTMENTS
As of June 30, 2020, the Account held 84.6% of its total investments in real estate and real estate joint ventures. The Account also held investments in loans receivable, including those with related parties, representing 5.9% of total investments, U.S. Treasury securities representing 5.1% of total investments, real estate-related equity securities representing 3.1% of total investments, real estate funds representing 1.2% of total investments and government agency notes representing 0.1% of total investments.
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of June 30, 2020 was $2.5 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $2.9 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the Consolidated Schedules of Investments. Total outstanding principal on the Account’s portfolio as of June 30, 2020, inclusive of loans payable within the joint venture investments and $0.3 billion of loans outstanding on the unsecured line of credit, was $5.7 billion, which represented a loan-to-value ratio of 18.8%.

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
The following table lists the Account's ten largest investments as of June 30, 2020. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Concentrations of Risk.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Fashion Show	50%	Las Vegas	NV	Retail	$989.7	$417.4	$572.3	3.9%	3.3%
The Florida Mall	50%	Orlando	FL	Retail	817.3	155.4	661.9	3.2%	2.8%
1001 Pennsylvania Avenue	100%	Washington	D.C.	Office	798.0	316.3	481.7	3.1%	2.7%
Simpson Housing Portfolio	80%	Various	U.S.A.	Apartment	794.0	383.5	410.5	3.1%	2.7%
Colorado Center	50%	Santa Monica	CA	Office	620.0	270.9	349.1	2.4%	2.1%
99 High Street	100%	Boston	MA	Office	546.0	279.4	266.6	2.1%	1.8%
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	510.0	—	510.0	2.0%	1.7%
701 Brickell Avenue	100%	Miami	FL	Office	430.2	180.3	249.9	1.7%	1.4%
Four Oaks Place	51%	Houston	TX	Office	419.4	82.7	336.7	1.6%	1.4%
Lincoln Centre	100%	Dallas	TX	Office	417.9	—	417.9	1.6%	1.4%

(1)	The Account's share of the fair value of the property investment, gross of debt.

(2)	Debt fair values are presented at the Account's ownership interest.

(3)	The Account's share of the fair value of the property investment, net of debt.

(4)	Total real estate portfolio is the aggregate fair value of the Account's wholly-owned properties and the properties held within a joint venture, gross of debt.

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

Results of Operations
Three months ended June 30, 2020 compared to three months ended June 30, 2019
Net Investment Income
The following table shows the results of operations for the three months ended June 30, 2020 and 2019 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended June 30,		Change
	2020	2019	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$311.3	$278.4	$32.9	11.8%
Real estate property level expenses:
Operating expenses	60.9	58.1	2.8	4.8%
Real estate taxes	53.9	45.4	8.5	18.7%
Interest expense	25.6	27.3	(1.7)	(6.2)%
Total real estate property level expenses	140.4	130.8	9.6	7.3%
Real estate income, net	170.9	147.6	23.3	15.8%
Income from real estate joint ventures and funds	22.2	59.8	(37.6)	(62.9)%
Interest	21.8	45.1	(23.3)	(51.7)%
Dividends	6.6	7.2	(0.6)	(8.3)%
TOTAL INVESTMENT INCOME	221.5	259.7	(38.2)	(14.7)%
Expenses:
Investment management charges	13.0	16.8	(3.8)	(22.6)%
Administrative charges	11.6	12.2	(0.6)	(4.9)%
Distribution charges	4.7	8.7	(4.0)	(46.0)%
Mortality and expense risk charges	0.3	0.4	(0.1)	(25.0)%
Liquidity guarantee charges	14.9	13.2	1.7	12.9%
TOTAL EXPENSES	44.5	51.3	(6.8)	(13.3)%
INVESTMENT INCOME, NET	$177.0	$208.4	$(31.4)	(15.1)%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the three months ended June 30, 2020 and 2019. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions, unaudited).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2020	2019	$	%	2020	2019	$	%	2020	2019	$	%
Same Property	$255.8	$247.1	$8.7	3.5%	$48.7	$51.7	$(3.0)	(5.8)%	$44.4	$41.9	$2.5	6.0%
Properties Acquired	53.7	2.0	51.7	N/M	11.8	0.3	11.5	N/M	9.3	0.3	9.0	N/M
Properties Sold	1.8	29.3	(27.5)	N/M	0.4	6.1	(5.7)	N/M	0.2	3.2	(3.0)	N/M
Impact of Properties Acquired/Sold	55.5	31.3	24.2	N/M	12.2	6.4	5.8	N/M	9.5	3.5	6.0	N/M
Total Property Portfolio	$311.3	$278.4	$32.9	11.8%	$60.9	$58.1	$2.8	4.8%	$53.9	$45.4	$8.5	18.7%
N/M—Not meaningful

Rental Income:
Rental income increased by $32.9 million, or 11.8%, due to net acquisition activity paired with rising market rents prior to the start of the COVID-19 pandemic, most notably across the office sector. Market rents in the office, industrial and multifamily sectors were trending upward for several consecutive quarters prior to the pandemic. Market rents have leveled or decreased since March 2020, with decreases most significant among the retail sector.
Rent relief requested by lessees in the second quarter of 2020 has generally been in the form of rent deferrals, with payments delayed for a limited period of time and subsequently repaid over the life of the lease. Rental income continues to be accrued during the deferral period so long as future collection of the deferred rent is probable. The Account has not had material exposure to rent concessions or lease defaults for tenants impacted by the COVID-19 pandemic for the three months ended June 30, 2020.
Operating Expenses:
Operating expenses increased $2.8 million, or 4.8%, primarily driven by net acquisition activity. Operating expenses among properties held in both periods were down $3.0 million, attributed to decreases in certain costs as a result of the COVID-19 pandemic, such as lower utilities and fewer repairs from reduced use of some properties, most notably among properties within the office and retail sectors.
Real Estate Taxes:
Real estate taxes increased $8.5 million, or 18.7%, due primarily to net acquisition activity.
Interest Expense:
Interest expense decreased $1.7 million, or 6.2%, as a result of lower average outstanding principal balances as compared to the same period in 2019.
Income from Real Estate Joint Ventures and Funds:
Income from real estate joint ventures and funds decreased $37.6 million, or 62.9%, which is primarily attributed to the full acquisition of the DDRTC Core Retail Fund LLC in the first quarter of 2020 (changing the balance sheet classification from joint venture to wholly-owned) paired with an overall decline in income from multiple retail joint ventures.
Interest and Dividend Income:
Interest income decreased $23.3 million due to the reduction of short-term securities held by the Account. Dividend income decreased $0.6 million, consistent with a reduction in the size of the real-estate related securities portfolio from the comparative period.
Expenses:
Investment management, administrative and distribution costs are charged to the Account associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, as applicable, on an at cost basis. These expenses decreased $8.4 million from the comparable period of 2019, primarily attributed to lower expenses for real estate asset management services and other expense reduction measures undertaken by TIAA.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. Mortality and expense risk expenses decreased $0.1 million due to a decline in the Account's average net assets between the comparative periods. Liquidity guarantee expenses increased $1.7 million as a result of the four basis point increase to the expense charge for the liquidity guarantee which was effective August 1, 2020, partially offset by the decline in average net assets.

Net Realized and Unrealized Gains and Losses on Investments and Loans Payable
The following table shows the net realized and unrealized gains and losses on investments and loans payable for the three months ended June 30, 2020 and 2019 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended June 30,		Change
	2020	2019	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$1.2	$—	$1.2	N/M
Real estate joint ventures and funds	(0.2)	(48.8)	48.6	(99.6)%
Marketable securities	(13.9)	112.1	(126.0)	N/M
Total realized (loss) gain on investments:	(12.9)	63.3	(76.2)	N/M
Net change in unrealized appreciation (depreciation) on:
Real estate properties	(380.6)	170.3	(550.9)	N/M
Real estate joint ventures and funds	(241.2)	41.2	(282.4)	N/M
Marketable securities	108.8	(93.8)	202.6	N/M
Loans receivable	(11.6)	(4.0)	(7.6)	N/M
Loans receivable with related parties	0.5	—	0.5	N/M
Loans payable	(9.4)	(36.7)	27.3	(74.4)%
Net change in unrealized (depreciation) appreciation on investments and loans payable	(533.5)	77.0	(610.5)	N/M
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND LOANS PAYABLE	$(546.4)	$140.3	$(686.7)	N/M
N/M—Not meaningful
Real Estate Properties, Joint Ventures and Funds:
Refer to Recent Transactions section herein for additional disclosure regarding the sale of the Account’s real estate property investments in the second quarter of 2020.
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized losses of $379.4 million during the second quarter of 2020, compared to $170.3 million of unrealized gains during the comparable period of 2019. Net losses in the second quarter were driven by uncertainty in the real estate market due to concerns about occupancy, market rents, and other unfavorable consequences stemming from the COVID-19 pandemic. While depreciation was present across all real estate sectors, the largest declines were observed within the office and retail sectors in the Eastern and Western regions.
Real Estate Joint Ventures and Funds:
Real estate joint ventures and funds experienced net realized and unrealized losses of $241.4 million during the second quarter of 2020, compared to $7.6 million of net realized and unrealized losses during the comparable period of 2019. Net losses in the second quarter of 2020 were primarily driven by the Account's retail joint venture investments. Market rents in the retail sector are declining and are likely to continue this trend over the near term.
Marketable Securities:
The Account’s marketable securities experienced net realized and unrealized gains of $94.9 million during the second quarter of 2020 compared to net realized and unrealized gains of $18.3 million during the comparable period of 2019, primarily attributed to the performance of the Account's real-estate related securities. The performance of the Account's REIT portfolio was in line with comparable REIT-based indexes, notably the FTSE NAREIT All Equity Index, in both periods. U.S. Treasuries, government agency notes and corporate bonds had a nominal impact in both periods due to the short and intermediate-term nature of these investments, respectively.
Loans Receivable, including those with related parties:
Loans receivable, including loans receivable with related parties, experienced net realized and unrealized losses of $11.1 million during the second quarter of 2020 compared to a $4.0 million unrealized losses during the comparable period of 2019. Net losses are attributed to uncertainty caused by the COVID-19 pandemic, as the market has growing concern that cashflow from real estate collateral will be insufficient to cover debt service, most notably mezzanine loans collateralized by retail or hospitality properties. The Account has not had material exposure to delinquencies or loan defaults from borrowers impacted by the COVID-19 pandemic as of June 30, 2020.
Loans Payable:
Loans payable experienced unrealized losses of $9.4 million during the second quarter of 2020 compared to a $36.7 million unrealized loss during the comparable period of 2019. The losses in both quarters were attributed to falling interest rates during each comparative period.
Results of Operations
Six months ended June 30, 2020 compared to six months ended June 30, 2019
Net Investment Income
The following table shows the results of operations for the six months ended June 30, 2020 and 2019 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Six Months Ended June 30,		Change
	2020	2019	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$611.0	$541.0	$70.0	12.9%
Real estate property level expenses:
Operating expenses	130.1	117.3	12.8	10.9%
Real estate taxes	104.0	92.0	12.0	13.0%
Interest expense	49.9	53.0	(3.1)	(5.8)%
Total real estate property level expenses	284.0	262.3	21.7	8.3%
Real estate income, net	327.0	278.7	48.3	17.3%
Income from real estate joint ventures and funds	77.4	109.5	(32.1)	(29.3)%
Interest	64.3	86.2	(21.9)	(25.4)%
Dividends	11.1	11.6	(0.5)	(4.3)%
TOTAL INVESTMENT INCOME	479.8	486.0	(6.2)	(1.3)%
Expenses:
Investment management charges	30.2	36.3	(6.1)	(16.8)%
Administrative charges	23.3	25.5	(2.2)	(8.6)%
Distribution charges	12.3	16.6	(4.3)	(25.9)%
Mortality and expense risk charges	0.6	0.7	(0.1)	(14.3)%
Liquidity guarantee charges	31.1	26.1	5.0	19.2%
TOTAL EXPENSES	97.5	105.2	(7.7)	(7.3)%
INVESTMENT INCOME, NET	$382.3	$380.8	$1.5	0.4%

The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the six months ended June 30, 2020 and 2019. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions, unaudited).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2020	2019	$	%	2020	2019	$	%	2020	2019	$	%
Same Property	$510.6	$480.9	$29.7	6.2%	$106.5	$104.4	$2.1	2.0%	$89.1	$85.1	$4.0	4.7%
Properties Acquired	95.4	2.0	93.4	N/M	22.7	0.3	22.4	N/M	14.4	0.3	14.1	N/M
Properties Sold	5.0	58.1	(53.1)	N/M	0.9	12.6	(11.7)	N/M	0.5	6.6	(6.1)	N/M
Impact of Properties Acquired/Sold	100.4	60.1	40.3	N/M	23.6	12.9	10.7	N/M	14.9	6.9	8.0	N/M
Total Property Portfolio	$611.0	$541.0	$70.0	12.9%	$130.1	$117.3	$12.8	10.9%	$104.0	$92.0	$12.0	13.0%
N/M—Not meaningful
Rental Income:
Rental income increased by $70.0 million, or 12.9%, due to net acquisition activity paired with rising market rents prior to the start of the COVID-19 pandemic, most notably across the office sector. Market rents in the office, industrial and multifamily sectors were trending upward for several consecutive quarters prior to the pandemic. Market rents have leveled or declined since March 2020, with decreases most significant among the retail sector.
Rent relief requested by lessees through the six months ended June 30, 2020 has generally been in the form of rent deferrals, with payments delayed for a limited period of time and subsequently repaid over the life of the lease. Rental income continues to be accrued during the deferral period so long as future collection of the deferred rent is probable. The Account has not had material exposure to rent concessions or lease defaults for tenants impacted by the COVID-19 pandemic for the six months ended June 30, 2020.
Operating Expenses:
Operating expenses increased $12.8 million, or 10.9%, primarily driven by net acquisition activity.
Real Estate Taxes:
Real estate taxes increased $12.0 million, or 13.0%, primarily driven by to net acquisition activity.
Interest Expense:
Interest expense decreased $3.1 million, or 5.8%, as a result of lower average outstanding principal balances on loans payable paired with lower interest rates, as compared to the same period in 2019.
Income from Real Estate Joint Ventures and Funds:
Income from real estate joint ventures and funds decreased $32.1 million, or 29.3%, which is primarily attributed to the full acquisition of the DDRTC Core Retail Fund LLC in the first quarter of 2020 (changing the balance sheet classification from joint venture to wholly-owned) paired with an overall decline in income from multiple retail joint ventures.
Interest and Dividend Income:
Interest income decreased $21.9 million due to a significant decrease in the Account's short-term security portfolio. Dividend income decreased $0.5 million, consistent with a reduction in the size of the real-estate related securities portfolio from the comparative period.

Expenses:
Investment management, administrative and distribution costs are charged to the Account associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, as applicable, on an at cost basis. These expenses decreased $12.6 million from the comparable period of 2019, primarily attributed to lower expenses for real estate asset management services and other expense reduction measures undertaken by TIAA.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. Mortality and expense risk expenses decreased $0.1 million due to a decline in the Account's average net assets between the comparative periods. Liquidity guarantee expenses increased $5.0 million as a result of the four basis point increase to the expense charge for the liquidity guarantee which was effective August 1, 2019, partially offset by the decline in average net assets.
Net Realized and Unrealized Gains and Losses on Investments and Loans Payable
The following table shows the net realized and unrealized gains and losses on investments and loans payable for the six months ended June 30, 2020 and 2019 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Six Months Ended June 30,		Change
	2020	2019	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(58.0)	$—	$(58.0)	N/M
Real estate joint ventures and funds	(460.5)	(43.7)	(416.8)	N/M
Marketable securities	21.3	253.1	(231.8)	N/M
Loans receivable	(1.6)	—	(1.6)	N/M
Total realized (loss) gain on investments:	(498.8)	209.4	(708.2)	N/M
Net change in unrealized appreciation (depreciation) on:
Real estate properties	(183.9)	244.2	(428.1)	N/M
Real estate joint ventures and funds	59.3	43.7	15.6	35.7%
Marketable securities	(122.0)	(17.5)	(104.5)	N/M
Loans receivable	(22.2)	(2.8)	(19.4)	N/M
Loans receivable with related parties	—	—	—	N/M
Loans payable	36.3	(66.3)	102.6	N/M
Net change in unrealized (depreciation) appreciation on investments and loans payable	(232.5)	201.3	(433.8)	N/M
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND LOANS PAYABLE	$(731.3)	$410.7	$(1,142.0)	N/M
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized losses of $241.9 million during the first six months of 2020 compared to $244.2 million of unrealized gains during the comparable period of 2019. Net losses in for the six months ended June 30, 2020 were driven by uncertainty in the real estate market due to concerns about occupancy, market rents, and other unfavorable consequences stemming from the COVID-19 pandemic. While depreciation was present across all real estate sectors, the largest declines were observed within the office and retail sectors in the Eastern and Western regions.
Real Estate Joint Ventures and Funds:
Real estate joint ventures and funds experienced net realized and unrealized losses of $401.2 million during the first half of 2020. Net losses for the six months ended June 30, 2020 were primarily driven by the Account's retail joint venture investments. Market rents in the retail sector are declining and are likely to continue that trend over the near term.
Marketable Securities:
The Account’s marketable securities experienced net realized and unrealized losses of $100.7 million during the first six months of 2020 compared to net realized and unrealized gains of $235.6 million during the comparable period of 2019, primarily attributed to the performance of the Account's real-estate related securities. While the REIT portfolio experienced net losses in the first quarter of 2020 of $181.3 million, it began to recover during the second quarter of 2020 and experienced net gains of $93.0 million. The performance of the Account's REIT portfolio was in line with comparable REIT-based indexes, notably the FTSE NAREIT All Equity Index, in both periods. U.S. Treasuries, government agency notes and corporate bonds had a nominal impact in both periods due to the short and intermediate-term nature of these investments, respectively.
Loans Receivable, including those with related parties:
Loans receivable, including loans receivable with related parties, experienced net realized and unrealized losses of $23.8 million during the first six months of 2020 compared to a $2.8 million unrealized loss during the comparable period of 2019. Net losses are attributed to uncertainty caused by the COVID-19 pandemic, as the market has growing concern that cashflow from real estate collateral will be insufficient to cover debt service, most notably mezzanine loans collateralized by retail or hospitality properties. The Account has not had material exposure to delinquencies or loan defaults for borrowers impacted by the COVID-19 pandemic as of June 30, 2020.
Loans Payable:
Loans payable experienced unrealized gains of $36.3 million during the first six months of 2020 compared to a $66.3 million unrealized loss during the comparable period of 2019. The unrealized gains for the six months of 2020 were attributed to widening credit spreads in response to the market instability introduced by the COVID-19 pandemic, most notably at the beginning of the pandemic. Credit spreads have begun to narrow in the last few months of the period. Falling interest rates during the period have provided an additional partial offset to the impact of the widening credit spreads.
Liquidity and Capital Resources
As of June 30, 2020 and December 31, 2019, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $1.4 billion and $4.2 billion representing 5.8% and 15.2% of the Account’s net assets at such dates, respectively.
Net Income and Debt Outstanding
The Account’s net investment income is a source of liquidity for the Account. Net investment income was $382.3 million for the six months ended June 30, 2020, as compared to $380.8 million for the comparable period of 2019. The increase in total net investment income is described more fully in the Results of Operations section.
The Account has a $500 million unsecured line of credit which had $209 million of availability as of June 30, 2020, accessible as needed to fund the Account's near-term objectives, as further described in Note 10—Line of Credit.
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
As of June 30, 2020, the Account’s loan-to-value ratio was 18.8%. The Account's loan-to-value ratio at any time is based on the outstanding principal amount of debt to the Account's total gross asset value, and excludes leverage, if any, employed by REITs and real estate funds in which the Account invests. The ratio will be measured at the time of any debt incurrence and will be assessed after giving effect thereto. The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets. In calculating outstanding indebtedness, we include only the Account’s actual percentage interest in any borrowings on a joint venture investment and not that of any joint venture partner. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving or other line of credit, management includes only amounts outstanding when calculating outstanding indebtedness.
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
As of June 30, 2020, there are no mortgage obligations secured by real estate investments wholly-owned by the Account maturing within the next twelve months. The Account has sufficient liquidity to meet its mortgage obligations.
Recent Transactions
The following describes transactions occurring during the second quarter of 2020 related to real estate properties, real estate joint ventures, real estate funds, loans receivable, and loans payable. Except as noted, expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. Dollar amounts are shown in millions.
Real Estate Properties and Joint Ventures
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price (1)
Fairfield Tolenas Development	06/23/2020	95.00%	Land	Fairfield, CA	$8.2

(1)	The net purchase price represents the purchase price and closing costs.
Sales

Property Name	Sales Date	Ownership Percentage	Sector	Location	Net Sales Price (1)	Realized Gain on Sale(2)
Skyway Circle North(3)	05/06/2020	100.00%	Industrial	Irving, TX	$5.6	$1.1

(1)	The net sales price represents the sales price, less selling expenses.

(2)	Majority of the realized gain has been previously recognized as unrealized gains(losses) in the Account's Consolidated Statements of Operations.

(3)	Property was held within the Colony Industrial Portfolio investment.

Loans Receivable
Sales

Investment Name	Transaction Date	Interest Rate	Sector	Maturity Date	Location	Sale Amount
Five Oak Senior Loan	04/22/2020	2.35% + LIBOR	Office	04/09/2023	Portland, OR	$40.0
Financings
Payoffs of debt

Property Name	Transaction Date	Ownership Percentage	Interest Rate	Sector	Maturity Date	Payoff Amount
Red Canyon at Palomino Park	05/01/2020	100.00%	5.34%	Apartments	08/01/2020	$27.1
Green River at Palomino Park	05/01/2020	100.00%	5.34%	Apartments	08/01/2020	33.2
Blue Ridge at Palomino Park	05/01/2020	100.00%	5.34%	Apartments	08/01/2020	33.4
Ashford Meadows Apartments	05/01/2020	100.00%	5.17%	Apartments	08/01/2020	44.6
The Knoll	06/08/2020	100.00%	3.98%	Apartments	12/05/2020	16.1
Financings - Other

Description	Transaction Date	Transaction Type	Transaction Amount
Line of Credit	04/24/2020	Paydown	$39.0
Line of Credit	04/29/2020	Withdrawal	140.0
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint ventures, funds and loans receivable, which, as of June 30, 2020, represented 91.7% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:

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
As of June 30, 2020, 8.3% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., government agency notes and corporate bond securities) and REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in Critical Accounting Policies section above and in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.
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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2020. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures provide reasonable assurance that material information required to be included in the Account's periodic reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
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
COVID-19-related risks to the real property market
In December 2019, COVID-19 was first detected in Wuhan, China and began spreading around the world. On March 11, 2020, the World Health Organization announced that the outbreak of COVID-19 had become a pandemic. In response to the COVID-19 pandemic, governmental authorities throughout the world, including the United States, have taken significant measures to inhibit the spread of the disease, such as prohibiting people from congregating in heavily populated areas, instituting localized quarantines, restricting nonessential travel, issuing “stay-at-home” orders, closing schools, and most notably, restricting the types of businesses that may continue to operate. The restrictions have had an adverse impact on economic and market conditions across the United States. It is possible that public health officials and governmental authorities in the markets in which we own properties may impose additional restrictions in an effort to further slow the spread of the COVID-19 pandemic or may relax or revoke existing restrictions too quickly, which could, in either case, exacerbate the severity of adverse impacts on the economy. Factors related to the COVID-19 pandemic that may have an adverse effect on our business and results of operations, include:

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
(101)
The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2020 (Unaudited), formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities as of June 30, 2020 (Unaudited), (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (Unaudited) , (iii) the Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2020 and 2019 (Unaudited), (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (Unaudited), and (v) the Notes to the Consolidated Financial Statements (Unaudited).**

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 11th day of August 2020.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

August 11, 2020	By:	/s/ Carol W. Deckbar
Carol W. Deckbar Executive Vice President, Chief Product Officer of TIAA Financial Solutions, Teachers Insurance and Annuity Association of America (Principal Executive Officer)

August 11, 2020	By:	/s/ Austin P. Wachter
Austin P. Wachter Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)