Form 10-Q
period 2020-09-30
TIAA REAL ESTATE ACCOUNT
filed 2020-11-10
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020.
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
YES ☐  NO ☒

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Investments, at fair value:
Real estate properties (cost: $14,201.5 and $13,048.5)	$16,715.0	$15,835.0
Real estate joint ventures and funds (cost: $5,163.8 and $6,244.4)	6,348.0	7,516.0
Marketable securities:
Real estate-related (cost: $634.7 and $686.0)	662.2 (1)	825.7	(1)
Other (cost: $690.0 and $4,144.7)	689.9	4,150.2
Loans receivable (principal: $1,533.0 and $1,504.5)	1,500.2	1,503.1
Loans receivable with related parties (principal: $69.3 and $69.3)	69.4	69.0
Total investments (cost: $22,292.3 and $25,697.4)	$25,984.7	$29,899.0
Cash and cash equivalents	8.0	15.1
Due from investment manager	—	5.5
Other	329.8 (2)	290.3	(2)
TOTAL ASSETS	$26,322.5	$30,209.9
LIABILITIES
Loans payable, at fair value (principal outstanding: $2,462.6 and $2,338.0)	2,495.7	2,365.0
Line of credit, at fair value	91.0	250.0
Due to investment manager	1.8	—
Accrued real estate property expenses	265.2	225.9
Payable for collateral for securities loaned	2.1	25.7
Other	38.4	35.4
TOTAL LIABILITIES	$2,894.2	$2,902.0
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	22,911.0	26,759.1
Annuity Fund	517.3	548.8
TOTAL NET ASSETS	$23,428.3	$27,307.9
NUMBER OF ACCUMULATION UNITS OUTSTANDING	52.8	60.8
NET ASSET VALUE, PER ACCUMULATION UNIT	$434.164	$440.422
(1) Includes securities loaned of $2.0 million at September 30, 2020 and $25.2 million at December 31, 2019.
(2) Includes cash collateral for securities loaned of $2.1 million at September 30, 2020 and $25.7 million at December 31, 2019.

See notes to the consolidated financial statements
3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
INVESTMENT INCOME
Real estate income, net:
Rental income	$295.0	$282.6	$906.0	$823.6
Real estate property level expenses and taxes:
Operating expenses	66.5	64.5	196.6	181.8
Real estate taxes	53.3	46.9	157.3	138.9
Interest expense	24.1	27.1	74.0	80.1
Total real estate property level expenses and taxes	143.9	138.5	427.9	400.8
Real estate income, net	151.1	144.1	478.1	422.8
Income from real estate joint ventures and funds	33.1	61.4	110.5	170.9
Interest	20.7	43.5	85.0	129.7
Dividends	6.0	5.9	17.1	17.5
TOTAL INVESTMENT INCOME	210.9	254.9	690.7	740.9
Expenses:
Investment management charges	16.4	17.3	46.6	53.6
Administrative charges	10.9	12.1	34.2	37.6
Distribution charges	5.8	7.5	18.1	24.1
Mortality and expense risk charges	0.3	0.3	0.9	1.0
Liquidity guarantee charges	14.3	15.3	45.4	41.4
TOTAL EXPENSES	47.7	52.5	145.2	157.7
INVESTMENT INCOME, NET	163.2	202.4	545.5	583.2
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	(3.0)	300.0	(61.0)	300.0
Real estate joint ventures and funds	—	—	(460.5)	(43.7)
Marketable securities	19.7	27.5	41.0	280.6
Loans receivable	—	—	(1.6)	—
Net realized gain (loss) on investments	16.7	327.5	(482.1)	536.9
Net change in unrealized appreciation (depreciation) on:
Real estate properties	(89.1)	(83.2)	(273.0)	161.0
Real estate joint ventures and funds	(56.7)	(138.0)	2.6	(94.3)
Marketable securities	1.5	37.3	(120.5)	19.8
Loans receivable	(9.2)	(1.0)	(31.4)	(3.8)
Loans receivable with related parties	0.4	(0.4)	0.4	(0.4)
Loans payable	(42.4)	(32.1)	(6.1)	(98.4)
Net change in unrealized depreciation on investments and loans payable	(195.5)	(217.4)	(428.0)	(16.1)
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND LOANS PAYABLE	(178.8)	110.1	(910.1)	520.8
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(15.6)	$312.5	$(364.6)	$1,104.0

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
FROM OPERATIONS
Investment income, net	$163.2	$202.4	$545.5	$583.2
Net realized gain (loss) on investments	16.7	327.5	(482.1)	536.9
Net change in unrealized depreciation on investments and loans payable	(195.5)	(217.4)	(428.0)	(16.1)
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS	(15.6)	312.5	(364.6)	1,104.0
FROM PARTICIPANT TRANSACTIONS
Premiums	401.1	641.6	1,533.0	1,990.1
Annuity payments	(11.8)	(11.6)	(35.9)	(35.0)
Withdrawals and death benefits	(1,158.2)	(638.4)	(5,012.1)	(1,865.0)
NET CHANGE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	(768.9)	(8.4)	(3,515.0)	90.1
NET CHANGE IN NET ASSETS	(784.5)	304.1	(3,879.6)	1,194.1
NET ASSETS
Beginning of period	24,212.8	26,732.6	27,307.9	25,842.6
End of period	$23,428.3	$27,036.7	$23,428.3	$27,036.7

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(364.6)	$1,104.0
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by operating activities:
Net realized loss (gain) on investments	482.1	(536.9)
Net change in unrealized depreciation on investments and loans payable	428.0	16.1
Purchase of real estate properties	(1,092.7)	(491.8)
Capital improvements on real estate properties	(179.7)	(219.4)
Proceeds from sale of real estate properties	350.3	813.0
Purchases of long term investments	(852.0)	(1,047.2)
Proceeds from long term investments	1,658.2	1,145.2
Purchases and originations of loans receivable	(114.8)	(356.9)
Purchases and originations of loans receivable with related parties	—	(69.3)
Proceeds from sales of loans receivable	63.0	—
Proceeds from payoffs of loans receivable	20.0	27.1
Decrease (Increase) in other investments	3,447.9	(133.0)
Change in due to (from) investment manager	7.3	(1.7)
Increase in other assets	(43.2)	(14.9)
Decrease (Increase) in other liabilities	18.3	(70.4)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,828.1	163.9
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	540.0	—
Payments on line of credit	(699.0)	—
Mortgage loan proceeds received	—	47.5
Payments of mortgage loans	(165.0)	(290.0)
Premiums	1,533.0	1,990.1
Annuity payments	(35.9)	(35.0)
Withdrawals and death benefits	(5,012.1)	(1,865.0)
NET CASH USED IN FINANCING ACTIVITIES	(3,839.0)	(152.4)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10.9)	11.5
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period cash, cash equivalents and restricted cash	40.4	47.3
Net (decrease) increase in cash, cash equivalents and restricted cash	(10.9)	11.5
End of period cash, cash equivalents and restricted cash	$29.5	$58.8
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$74.0	$82.2
Mortgage loan assumed as part of real estate acquisition	$289.6	$110.0
Loan receivable converted to equity in real estate investment	$(1.7)	$—
Loan assignment as part of a real estate disposition	$—	$(285.4)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	As of September 30,
	2020	2019
Cash and cash equivalents	$8.0	$13.6
Restricted cash(1)	21.5	45.2
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$29.5	$58.8
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
The Consolidated Financial Statements of the Account as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Account’s annual report on Form 10-K for the year ended December 31, 2019.
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
The Account’s primary objective when valuing its real estate investments is to produce a valuation that represents a reasonable estimate of the fair value of its investments. Implicit in the Account’s definition of fair value are the consummation of a sale as of a specified date and the passing of title from seller to buyer under conditions whereby:
•Buyer and seller are similarly motivated;
•Both parties are well informed or well advised, and acting in what they consider their best interests;
•A reasonable time is allowed for exposure in the open market;
•Payment is made in terms of cash or in terms of financial arrangements comparable thereto; and
•The price represents the normal consideration for the property sold unaffected by special or creative financing or sales concessions granted by anyone associated with the sale.
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
Valuation of Real Estate Funds—Real estate fund interests are stated at the fair value of the Account’s ownership in the real estate fund. Management uses net asset value information provided by fund managers as a practical expedient to estimate fair value. The Account receives estimates from limited partners on a quarterly basis, and audited information is provided annually. Upon receipt of the information, management reviews and determines whether the net asset values provided are an appropriate representation of the fair value of the Account's interests in the real estate funds and makes valuation adjustments as necessary. Valuation of real estate funds proceeds under the direction of the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole.
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
Real Estate Funds—The Account has ownership interests in various private real estate funds. The Account records its contributions as increases to the investments, and distributions from the investments are treated as income within income from real estate joint ventures and funds in the Account’s Consolidated Statements of Operations. Distributions that are identified as returns of capital are recorded as a reduction to the cost basis of the investment, whereas distributions identified as capital gains or losses are recorded as realized gains or losses. Unrealized gains and losses are recorded based upon the changes in the net asset values of the real estate funds as determined from the financial statements of the real estate funds when received by the Account. Prior to the receipt of the financial statements from the real estate funds, the Account estimates the value of its interest using information provided by the fund managers. Changes in value based on such estimates are recorded by the Account as unrealized gains and losses.
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
Net Assets—The Account’s net assets as of the close of each valuation day are valued by taking the sum of:
•the value of the Account’s cash, cash equivalents, and short-term and other debt instruments;

•the value of the Account’s other securities and other non-real estate assets;
•the value of the individual real properties (based on the most recent valuation of that property) and other real estate-related investments owned by the Account;
•an estimate of the net operating income accrued by the Account from its properties, other real estate-related investments and non-real estate-related investments (including short-term marketable securities) since the end of the prior valuation day; and
•actual net operating income earned from the Account’s properties, other real estate-related investments and non-real estate-related investments (but only to the extent any such item of income differs from the estimated income accrued for on such investments), and then reducing the sum by liabilities held within the Account, including the daily investment management fee, administration and distribution fees, mortality and expense fee, liquidity guarantee fee, and certain other expenses attributable to operating the Account. Daily estimates of net operating income are adjusted to reflect actual net operating income on a monthly basis, at which time such adjustments (if any) are reflected in the Account’s unit value.
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
The Account consolidates a VIE if it concludes that the Account is the primary beneficiary of the VIE. The primary beneficiary has both: (i) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The following activities have been identified by the Account as having the most significant impact on a VIE's economic performance:
•control over the ability to acquire and dispose of investments held by the entity;
•the ability to kick out a managing entity without cause, either unilaterally or with a group of equity investors;
•the ability to modify the power of the managing entity without its consent; and
•control over the day-to-day decision making of the underlying investments
An equity investor in a VIE may not actively be involved in the significant activities (i.e., it may cede day-to-day decision making to a third party), but if the equity investor has approval rights or some other mechanism to retain ultimate control, the equity investor with these rights would be concluded as having power over the activity. On a quarterly basis, the Account evaluates all involvements with VIEs, including any changes to governing powers of continuing VIEs. The consolidation status of VIEs may change as a result of such continued evaluation. At the reporting date, the Account was not deemed to be the primary beneficiary of any VIEs. Refer to Note 7—Investments in Real Estate Funds for additional detail.
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
The Account has loans receivable outstanding with related parties as of September 30, 2020. The loans are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies. The following table presents the key terms of the loans as of the reporting date (in millions):

		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
Principal						September 30, 2020	December 31, 2019
2020	2019
						(Unaudited)
36.5	36.5	MRA Hub 34 Holding, LLC	95.00%	2.50% + LIBOR	9/1/2022	$36.5	$36.5
32.8	32.8	THP Student Housing, LLC	97.00%	3.20%	9/1/2024	32.9	32.5
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						$69.4	$69.0
Note 3—Concentrations of Risk
The outbreak of the novel coronavirus (commonly known as “COVID-19”) and the subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the first quarter of 2020. During the second and third quarters of 2020, the Account received multiple requests for rent and loan payment relief as a result of the COVID-19 pandemic. Requests have generally been comprised of deferrals, with payments postponed for a brief period (i.e., less than six months) and then repaid over the remaining duration of the contract. As of September 30, 2020, the Account has not had material exposure to rent concessions, tenant defaults or loan defaults. The duration and extent of COVID-19 over the long-term cannot be reasonably estimated at this time. The ultimate impact of the COVID-19 pandemic and the extent to which the COVID-19 pandemic impacts the Account’s business, results of operations, investments, and cash flows will depend on future developments, which are highly uncertain and difficult to predict.
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
As of September 30, 2020, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry. There are no significant lease expirations scheduled to occur over the next twelve months.
The Account’s wholly-owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of September 30, 2020 (unaudited):

Diversification by Fair Value(1)
	West	East	South	Midwest	Total
Office	13.4%	18.8%	5.5%	—%	37.7%
Apartment	9.9%	6.6%	8.0%	1.1%	25.6%
Retail	6.6%	3.7%	7.6%	0.8%	18.7%
Industrial	9.5%	1.7%	4.8%	0.5%	16.5%
Other(2)	0.5%	0.4%	0.6%	—%	1.5%
Total	39.9%	31.2%	26.5%	2.4%	100.0%

(1)Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.
(2)Represents interests in Storage Portfolio investments, a hotel investment and land.
Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY.

Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV.
Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX.
Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI.
Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2051. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, as of September 30, 2020 (unaudited) and December 31, 2019 are as follows (millions):

	As of
Years Ended	September 30, 2020		December 31, 2019
2020	$164.5	(1)	$550.4
2021	627.3		505.0
2022	555.6		442.1
2023	479.8		381.2
2024	401.1		316.6
Thereafter	1,333.7		1,078.4
Total	$3,562.0		$3,273.7
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
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (millions):

	As of
	September 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Right-of-use assets, at fair value	$37.5	$25.7
Liabilities:
Ground lease liabilities, at fair value	$37.5	$25.7

	As of
	September 30, 2020	December 31, 2019
Key Terms:	(Unaudited)
Weighted-average remaining lease term (years)	69.0	84.4
Weighted-average discount rate(1)	7.70%	6.15%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.

For the nine months ended September 30, 2020, operating lease costs related to ground leases were $1.6 million. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (millions):

	As of
Years Ended	September 30, 2020		December 31, 2019
	(Unaudited)
2020(1)	$0.6	(1)	$1.2
2021	2.3		1.2
2022	2.3		1.2
2023	2.3		1.2
2024	2.3		1.3
Thereafter	416.0		375.9
Total	$425.8		$382.0
(1) Representative of minimum rents owed for the remaining months of the calendar year ending December 31, 2020.
Note 5—Assets and Liabilities Measured at Fair Value on a Recurring Basis
Valuation Hierarchy: The Account’s fair value measurements are grouped into three levels, as defined by the FASB. The levels are defined as follows:
•Level 1 fair value inputs are quoted prices for identical items in active, liquid and visible markets such as stock exchanges.
•Level 2 fair value inputs are observable information for similar items in active or inactive markets, and appropriately consider counterparty creditworthiness in the valuations.
•Level 3 fair value inputs reflect our best estimate of inputs and assumptions market participants would use in pricing an asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation estimate.
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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 (unaudited) and December 31, 2019, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3); and fair value using the practical expedient (millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at September 30, 2020
Real estate properties	$—	$—	$16,715.0	$—	$16,715.0
Real estate joint ventures	—	—	5,993.8	—	5,993.8
Real estate funds	—	—	—	354.2	354.2
Marketable securities:
Real estate-related	662.2	—	—	—	662.2
United States Treasury securities	—	689.9	—	—	689.9
Loans receivable(1)	—	—	1,569.6	—	1,569.6
Total Investments at September 30, 2020	$662.2	$689.9	$24,278.4	$354.2	$25,984.7
Loans payable	$—	$—	$(2,495.7)	$—	$(2,495.7)
Line of credit	$—	$—	$(91.0)	$—	$(91.0)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2019
Real estate properties	$—	$—	$15,835.0	$—	$15,835.0
Real estate joint ventures	—	—	7,204.2	—	7,204.2
Real estate funds	—	—	—	311.8	311.8
Marketable securities:
Real estate-related	825.7	—	—	—	825.7
Government agency notes	—	259.6	—	—	259.6
United States Treasury securities	—	2,589.1	—	—	2,589.1
Corporate bonds	—	1,268.3	—	—	1,268.3
Municipal bonds	—	33.2	—	—	33.2
Loans receivable(1)	—	—	1,572.1	—	1,572.1
Total Investments at December 31, 2019	$825.7	$4,150.2	$24,611.3	$311.8	$29,899.0
Loans payable	$—	$—	$(2,365.0)	$—	$(2,365.0)
Line of credit	$—	$—	$(250.0)	$—	$(250.0)
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2020 and 2019 (millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the three months ended September 30, 2020
Beginning balance July 1, 2020	$16,748.6	$6,024.6	$1,578.2	$24,351.4	$(2,457.0)	$(291.0)
Total realized and unrealized losses included in changes in net assets	(92.1)	(45.6)	(8.8)	(146.5)	(42.4)	—
Purchases(1)	55.4	15.0	3.5	73.9	—	—
Sales(4)	3.1	—	—	3.1	—	—
Settlements(2)	—	(0.2)	(3.3)	(3.5)	3.7	200.0
Ending balance September 30, 2020	$16,715.0	$5,993.8	$1,569.6	$24,278.4	$(2,495.7)	$(91.0)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the nine months ended September 30, 2020
Beginning balance January 1, 2020	$15,835.0	$7,204.2	$1,572.1	$24,611.3	$(2,365.0)	$(250.0)
Total realized and unrealized losses included in changes in net assets	(334.0)	(422.1)	(32.6)	(788.7)	(6.1)	—
Purchases(1)	1,564.3	57.0	114.8	1,736.1	(289.6)	(540.0)
Sales	(350.3)	—	(64.7)	(415.0)	—	—
Settlements(2)	—	(845.3)	(20.0)	(865.3)	165.0	699.0
Ending balance September 30, 2020	$16,715.0	$5,993.8	$1,569.6	$24,278.4	$(2,495.7)	$(91.0)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the three months ended September 30, 2019
Beginning balance July 1, 2019	$16,471.9	$6,720.3	$1,105.1	$24,297.3	$(2,774.7)	$—
Total realized and unrealized gains (losses) included in changes in net assets	216.8	(131.5)	(1.4)	83.9	(32.1)	—
Purchases(1)	126.3	366.9	207.2	700.4	(47.5)	—
Sales	(1,095.3)	—	—	(1,095.3)	—	—
Settlements(2)	—	(0.5)	(3.0)	(3.5)	565.8	—
Ending balance September 30, 2019	$15,719.7	$6,955.2	$1,307.9	$23,982.8	$(2,288.5)	$—

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the nine months ended September 30, 2019
Beginning balance January 1, 2019	$15,531.1	$6,356.6	$913.0	$22,800.7	$(2,608.0)	$—
Total realized and unrealized gains (losses) included in changes in net assets	461.0	(145.1)	(4.2)	311.7	(98.4)	—
Purchases(1)	826.0	750.8	426.2	2,003.0	(157.5)	—
Sales	(1,098.4)	—	—	(1,098.4)	—	—
Settlements(2)	—	(7.1)	(27.1)	(34.2)	575.4	—
Ending balance September 30, 2019	$15,719.7	$6,955.2	$1,307.9	$23,982.8	$(2,288.5)	$—
(1)Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable and assumption of loans payable.
(2)Includes operating income for real estate joint ventures net of distributions, principal payments and payoffs of loans receivable, and principal payments and extinguishment of loans payable.
(3)Amount shown is reflective of loans receivable and loans receivable with related parties.
(4)Amount shown is inclusive of post closing realized losses.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of September 30, 2020 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.8% - 9.0% (6.7%) 4.0% - 8.3% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 8.0% (5.0%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.2% - 9.0% (6.6%) 4.3% - 7.3% (5.4%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 7.0% (4.8%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 7.8% (6.4%) 4.3% - 6.8% (5.1%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 6.0% (4.6%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 11.8% (6.8%) 5.0% - 9.4% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 11.5% (5.1%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.3% (10.3%) 7.8% (7.8%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.5% (7.5%)
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	34.5% - 55.4% (45.1%) 2.4% - 3.4% (3.0%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	34.5% - 55.4% (45.1%) 1.2 - 1.4 (1.3)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	31.4% - 59.2% (52.9%) 3.5% - 4.3% (3.6%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	31.4% - 59.2% (52.9%) 1.2 - 1.5 (1.4)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	29.8% - 68.7% (47.9%) 2.6% - 3.4% (3.0%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	29.8% - 68.7% (47.9%) 1.2 - 1.6 (1.4)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	42.0% - 65.1% (46.5%) 2.8% - 3.9% (3.1%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	42.0% - 65.1% (46.5%) 1.3- 1.6 (1.3)
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	49.5% - 91.8% (74.6%) 3.5% - 9.5% (6.4%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	31.2% - 90.2% (61.8%) 4.3% - 12.4% (8.1%)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	47.5% - 74.7% (63.5%) 3.2% - 7.0% (4.9%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	52.8% - 93.0% (84.7%) 5.3% - 9.3% (6.0%)

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of September 30, 2019 (unaudited).

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 8.5% (6.6%) 4.0% - 7.5% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.9% - 7.0% (5.0%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 9.3% (6.7%) 4.3% - 8.3% (5.4%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.9% - 7.8% (4.9%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 7.8% (6.5%) 4.3% - 6.8% (5.1%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 6.0% (4.6%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.0% - 11.7% (6.6%) 4.3% - 9.2% (5.4%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3% - 11.0% (4.9%)
Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	31.6% - 59.9% (46.6%) 3.2% - 4.4% (3.6%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	31.6% - 59.9% (46.6%) 1.2 - 1.4 (1.3)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.5% - 61.2% (47.3%) 3.2% - 3.6% (3.4%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	30.5% - 61.2% (47.3%) 1.2 - 1.5 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	32.1% - 63.3% (40.9%) 3.2% - 4.4% (3.6%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	32.1% - 63.3% (40.9%) 1.2 - 1.5 (1.3)
Loans Receivable	Apartment, Industrial, Office, Retail and Storage	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	49.7% - 86.2% (75.6%) 3.6% - 8.7% (6.8%)
(1) Equivalency Rate is defined as the prevailing market interest rate used to discount the contractual loan payments.

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
During the nine months ended September 30, 2020 and 2019, there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets attributable to the change in net unrealized gains (losses) relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions, unaudited):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable(1)	Total Level 3 Investments	Loans Payable
For the three months ended September 30, 2020	$(89.1)	$(10.0)	$(8.8)	$(107.9)	$(42.4)
For the nine months ended September 30, 2020	$(322.0)	$(328.2)	$(31.0)	$(681.2)	$(6.1)
For the three months ended September 30, 2019	$183.9	$(131.6)	$(1.4)	$50.9	$(16.7)
For the nine months ended September 30, 2019	$428.1	$(143.8)	$(4.2)	$280.1	$(83.0)
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At September 30, 2020, the Account held investments in joint ventures with ownership interest percentages that ranged from 33.3% to 98.0%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a predetermined threshold.
A condensed summary of the results of operations of the joint ventures are shown below (millions, unaudited):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Revenue and Expenses
Revenues	$246.6	$287.7	$782.9	$825.6
Expenses	134.8	151.7	434.7	446.4
Excess of revenues over expenses	$111.8	$136.0	$348.2	$379.2
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
No financial support (such as loans or financial guarantees) was provided to the Funds during the three and nine months ended September 30, 2020. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are identified in Note 13—Commitments and Contingencies.

The carrying amount and maximum exposure to loss relating to unconsolidated VIEs in which the Company holds a variable interest but is not the primary beneficiary were as follows at September 30, 2020 (in millions, unaudited):

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
LCS SHIP Venture I, LLC (90.0% Account Interest)	$184.5	$184.5	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
SP V - II, LLC (61.8% Account Interest)	$26.5	$26.5	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.
			Liquidation estimated to begin no earlier than 2022.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Taconic New York City GP Fund, LP (60.0% Account Interest)	$31.7	$31.7	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City metropolitan statistical area ("MSA").
			Liquidation estimated to begin no earlier than 2024.
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
Veritas - Trophy VI, LLC (90.4% Account Interest)	$45.1	$45.1	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles MSA.
			The Account is not permitted to sell or transfer its interest in the fund until August 2022. After this date, the Account can sell or transfer its interest in the fund with the consent and approval of the manager.

IDR - Core Property Index Fund, LLC (1.9% Account Interest)	$24.7	$24.7	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.
Townsend Group Value-Add Fund (99.0% Account Interest)	$6.2	$6.2	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the U.S. market.
			Liquidation estimated to begin no earlier than 2027.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion
Silverpeak - REA Alt Inv Fund LP (90.0% Account Interest)	$14.0	$14.0	Redemptions prohibited prior to liquidation.	To invest in alternative real estate investments primarily in major U.S. metropolitan markets.
			Liquidation estimated to begin no earlier than 2028.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)	$16.5	$16.5	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
			Liquidation estimated to begin no earlier than 2026.
			The Account is not permitted to sell or transfer its interest in the fund until June 2021. After this date, the Account can sell or transfer its interest in the fund with the consent and approval of the manager.

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
JCR Capital - REA Preferred Equity Parallel Fund (49.2% Account Interest)	$5.0	$5.0	Redemptions prohibited prior to liquidation.	To invest primarily in multi-family properties.
			Liquidation estimated to begin no earlier than 2026.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion

Total	$354.2	$354.2

Note 8—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s direct and indirect interests in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (in millions):

	September 30, 2020			December 31, 2019
	(Unaudited)
	Principal Outstanding	Fair Value	% of Fair Value	Principal Outstanding	Fair Value	% of Fair Value
Office(1)	$791.3	$777.5	49.6%	$769.3	$768.0	48.8%
Industrial	195.4	195.4	12.4%	199.6	199.6	12.7%
Retail	136.1	133.7	8.5%	158.5	158.5	10.1%
Storage	82.0	73.8	4.7%	82.0	82.0	5.2%
Apartments(1)	262.2	259.3	16.5%	229.1	228.8	14.6%
Hotel	135.3	129.9	8.3%	135.3	135.2	8.6%
	$1,602.3	$1,569.6	100.0%	$1,573.8	$1,572.1	100.0%
(1) Includes loans receivable with related parties.
The Account monitors the risk profile of the loan receivable portfolio with the assistance of a third-party rating service that models the loans and assigns risk ratings based on inputs such as loan-to-value ratios, yields, credit quality of the borrowers, property types of the collateral, geographic and local market dynamics, physical condition of the collateral, and the underlying structure of the loans. Ratings for loans are updated monthly. Assigned ratings can range from AAA to C, with an AAA designation representing debt with the lowest level of credit risk and C representing a greater risk of default or principal loss. Loans that are more than 90 days past due are classified as delinquent and assigned a D rating. Mezzanine debt in good health is typically reflective of a risk rating in the B range (e.g., BBB, BB, or B), as these ratings reflect borrowers' having adequate financial resources to service their financial commitments, but also acknowledging that adverse economic conditions, should they occur, would likely impede on a borrowers' ability to pay.

All borrowers of loans rated C or higher are current as of September 30, 2020. Two of the Account's loans are currently in forbearance. The forbearance allows for the deferral of the June, July and August 2020 debt service payments. The deferred payments will be repaid in equal installments over the 12 month period from January 9, 2021 to December 9, 2021, at which time the forbearance period will end. Interest income continues to be accrued during the deferral period so long as future collection of the deferred payments are probable.
The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of September 30, 2020 (in millions, unaudited), listed in order of the strength of the risk rating (from strongest to weakest):

	September 30, 2020			December 31, 2019
	(Unaudited)
	Number of Loans	Fair Value	% of Fair Value	Number of Loans	Fair Value	% of Fair Value
AA	—	$—	—%	1	$48.3	3.1%
BBB	3	86.6	5.5%	7	456.1	29.0%
BB	15	960.0	61.2%	13	787.4	50.1%
B	4	232.8	14.8%	3	205.0	13.0%
C	2	147.0	9.4%	—	—	—%
D	1	73.8	4.7%	—	—	—%
NR(1)	2	69.4	4.4%	3	75.3	4.8%
	27	$1,569.6	100.0%	27	$1,572.1	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of September 30, 2020 and December 31, 2019, this is comprised of two loans with related parties. The loans are collateralized by equity interests in real estate investments.
The following table represents loans receivable in nonaccrual status as of September 30, 2020 (in millions, unaudited). Loans are placed in nonaccrual status when a loan is more than 90 days in arrears or at any point when management believes the full collection of principal is doubtful.

Aging	Number of Loans	Principal Outstanding	Fair Value
Past Due - 90 Days +	1	$82.0	$73.8

Note 9—Loans Payable
At September 30, 2020, the Account had outstanding loans payable secured by the following assets (millions):

Property	Annual Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of		Maturity
		September 30, 2020	December 31, 2019
		(Unaudited)
Red Canyon at Palomino Park	5.34% paid monthly	$—	$27.1	August 1, 2020
Green River at Palomino Park	5.34% paid monthly	—	33.2	August 1, 2020
Blue Ridge at Palomino Park	5.34% paid monthly	—	33.4	August 1, 2020
Ashford Meadows Apartments	5.17% paid monthly	—	44.6	August 1, 2020
The Knoll	3.98% paid monthly	—	16.4	December 5, 2020
Ascent at Windward	3.51% paid monthly	34.6	34.6	January 1, 2022
The Palatine(1)	4.25% paid monthly	74.8	75.9	January 10, 2022
The Forum at Carlsbad(1)	4.25% paid monthly	84.4	85.7	March 1, 2022
Fusion 1560	3.42% paid monthly	37.4	37.4	June 10, 2022
San Diego Office Portfolio(4)	3.62% paid monthly	50.7	48.2	August 15, 2022
The Colorado(1)	3.69% paid monthly	86.8	88.1	November 1, 2022
The Legacy at Westwood(1)	3.69% paid monthly	44.2	44.9	November 1, 2022
Regents Court(1)	3.69% paid monthly	37.5	38.1	November 1, 2022
1001 Pennsylvania Avenue(1)	3.70% paid monthly	315.9	320.7	June 1, 2023
Biltmore at Midtown	3.94% paid monthly	36.4	36.4	July 5, 2023
Cherry Knoll	3.78% paid monthly	35.3	35.3	July 5, 2023
Lofts at SoDo	3.94% paid monthly	35.1	35.1	July 5, 2023
Pacific City	2.00 + LIBOR paid monthly	105.0	—	October 1, 2023
Birkdale Village(1)	4.30% paid monthly	77.5	—	April 1, 2024
1401 H Street, NW	3.65% paid monthly	115.0	115.0	November 5, 2024
The District at La Frontera(1)	3.84% paid monthly	38.8	39.3	December 1, 2024
The District at La Frontera(1)	4.96% paid monthly	4.3	4.4	December 1, 2024
Circa Green Lake	3.71% paid monthly	52.0	52.0	March 5, 2025
Union - South Lake Union	3.66% paid monthly	57.0	57.0	March 5, 2025
Holly Street Village	3.65% paid monthly	81.0	81.0	May 1, 2025
Henley at Kingstowne(1)	3.60% paid monthly	70.6	71.0	May 1, 2025
32 South State Street	4.48% paid monthly	24.0	24.0	June 6, 2025
Vista Station Office Portfolio(1)	4.00% paid monthly	20.1	20.5	July 1, 2025
780 Third Avenue	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue	3.55% paid monthly	20.0	20.0	August 1, 2025
Vista Station Office Portfolio(1)	4.20% paid monthly	44.0	44.7	November 1, 2025
701 Brickell Avenue	3.66% paid monthly	184.0	184.0	April 1, 2026
Marketplace at Mill Creek	3.82% paid monthly	39.6	—	September 11, 2027
Overlook At King Of Prussia	3.82% paid monthly	40.8	—	September 11, 2027
Winslow Bay Commons	3.82% paid monthly	25.8	—	September 11, 2027
1900 K Street, NW	3.93% paid monthly	163.0	163.0	April 1, 2028
99 High Street	3.90% paid monthly	277.0	277.0	March 1, 2030
Total Principal Outstanding		$2,462.6	$2,338.0
Fair Value Adjustment(3)		33.1	27.0
Total Loans Payable		$2,495.7	$2,365.0
(1)The mortgage is adjusted monthly for principal payments.
(2)All interest rates are fixed except for Pacific City, which has a variable interest rate based on a spread above the one month London Interbank Offered Rate, as published by ICE Benchmark Administration Limited. Some mortgages held by the Account are structured to begin principal and interest payments after an initial interest only period.
(3)The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1—Organization and Significant Accounting Policies.
(4)The loan is collateralized by a mezzanine loan receivable. The mezzanine loan receivable is collateralized by the property reflected within the table above.

Note 10—Lines of Credit
The Account has two unsecured revolving credit agreements (“Lines of Credit”), each with a maximum total commitment of $500.0 million. Draws against the Lines of Credit can take the form of Eurodollar Loans or Alternate Base Rate Loans (“ABR Loans”). Eurodollar Loans and ABR Loans require a minimum funding of $5.0 million.
Eurodollar Loans are issued for a term of twelve months or less and bear interest during the period (“Interest Period”) at a rate equal to the Adjusted London Interbank Offered Rate (“Adjusted LIBOR”) plus a spread (the “Eurodollar Applicable Rate”), with the spread dependent upon the leverage ratio of the Account. Adjusted LIBOR is calculated by multiplying the Statutory Reserve Rate, as determined by the Federal Reserve Board for Eurodollar liabilities, by LIBOR, as determined by the Intercontinental Exchange on the date of issuance that corresponds to the length of the Interest Period. The Account may prepay Eurodollar Loans at any time during the life of the loan without penalty. The Account is limited to five active Eurodollar Loans on each Line of Credit; however, the Account may retire and initiate new Eurodollar Loans without restriction so long as the total number of loans in active status does not exceed the limit.
ABR Loans are issued for a specific length of time and bear interest at a rate equal to the highest rate among the following calculations plus a spread (the "ABR Applicable Rate"), with the spread dependent on the leverage ratio of the Account: (i) the Prime Rate on the date of issuance, with the Prime Rate being defined as the rate of interest last quoted by the Wall Street Journal as the Prime Rate; (ii) the Federal Reserve Bank of New York (“NYFRB”) rate as provided by the NYFRB on the date of issuance plus 0.5%; or (iii) the Adjusted LIBOR rate plus 1.0%. The Account may prepay ABR Loans at any time during the life of the loan without penalty.
For the three and nine months ended September 30, 2020, expenses charged to the Account related to the Lines of Credit were $0.7 million and $2.3 million , respectively. As of September 30, 2020, the Account was in compliance with all covenants required by the Lines of Credit.
The following table provides a summary of the key characteristics of the Lines of Credit as of September 30, 2020:

	Line of Credit I		Line of Credit II
Current Balance (in millions)	$91.0		$—
Maximum Capacity (in millions)	$500.0		$500.0

Inception Date	September 20, 2018		August 18, 2020
Maturity Date	September 20, 2021		August 16, 2021
Extension Option	Yes	(1)	No

Eurodollar Applicable Rate Range	0.85% - 1.05%		1.60% - 1.80%
ABR Applicable Rate Range	0.85% - 1.05%		0.60% - 0.80%
Unused Fee (2)	0.20% per annum		0.25% per annum

(1)
The line of credit expires on September 20, 2021, with an option to extend for two consecutive twelve month terms at the Account’s election. The Account may request an additional $250.0 million in commitments from the Lenders at any time; however, this request is subject to approval at the sole discretion of the Lenders and is not a guarantee that an expansion beyond the original $500.0 million commitment will be granted.

(2)	The Account is charged a fee on the unused portion of the Lines of Credit.

Note 11—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Nine Months Ended September 30, 2020	Years Ended December 31,
		2019	2018	2017
	(Unaudited)
Per Accumulation Unit Data:
Rental income	$15.951	$18.165	$17.757	$17.132
Real estate property level expenses and taxes	7.533	8.734	8.548	7.722
Real estate income, net	8.418	9.431	9.209	9.410
Other income	3.742	6.752	6.162	4.762
Total income	12.160	16.183	15.371	14.172
Expense charges(1)	2.556	3.439	3.161	3.318
Investment income, net	9.604	12.744	12.210	10.854
Net realized and unrealized (loss) gain on investments and loans payable	(15.862)	10.262	6.877	5.839
Net (decrease) increase in Accumulation Unit Value	(6.258)	23.006	19.087	16.693
Accumulation Unit Value:
Beginning of period	440.422	417.416	398.329	381.636
End of period	$434.164	$440.422	$417.416	$398.329
Total return(3)	(1.42)%	5.51%	4.79%	4.37%
Ratios to Average net assets(2):
Expenses(1)	0.77%	0.78%	0.76%	0.83%
Investment income, net	2.89%	2.90%	2.95%	2.72%
Portfolio turnover rate(3):
Real estate properties(4)	5.5%	7.8%	11.8%	2.7%
Marketable securities(5)	91.1%	28.7%	5.1%	5.7%
Accumulation Units outstanding at end of period (millions)	52.8	60.8	60.7	61.3
Net assets end of period (millions)	$23,428.3	$27,307.9	$25,842.6	$24,942.6
(1)Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.
(2)Percentages for the nine months ended September 30, 2020 are annualized.
(3)Percentages for the nine months ended September 30, 2020 are not annualized.
(4)Real estate investment portfolio turnover rate is calculated by dividing the lesser of purchases or sales of real estate property investments (including contributions to, or return of capital distributions received from, existing real estate joint ventures and fund investments) by the average value of the portfolio of real estate investments held during the period.
(5)Marketable securities portfolio turnover rate is calculated by dividing the lesser of purchases or sales of securities, excluding securities having maturity dates at acquisition of one year or less, by the average value of the portfolio securities held during the period.

Note 12—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Nine Months Ended September 30, 2020	For the Year Ended December 31, 2019
	(Unaudited)
Outstanding:
Beginning of period	60.8	60.7
Credited for premiums	3.5	6.2
Annuity, other periodic payments, withdrawals and death benefits	(11.5)	(6.1)
End of period	52.8	60.8
Note 13—Commitments and Contingencies
Commitments—As of September 30, 2020 and December 31, 2019, the Account had the following immediately callable commitments to purchase additional interests in its real estate funds or provide additional funding through its loans receivable investments (in millions):

	Commitment Expiration	September 30, 2020	December 31, 2019
		(Unaudited)
Real Estate Funds(1)
Taconic New York City GP Fund	11/2020	$6.0	$11.4
LCS SHIP Venture I, LLC	12/2020	28.1	28.1
Townsend Strategic Ventures LP	12/2020	243.8	250.0
Silverpeak NRE Fund Co, LLC	01/2021	86.1	—
TREA Flagler Venture, LLC	02/2021	50.0	—
Grubb Southeast Real Estate Fund VI, LLC	06/2021	82.7	86.6
Colony Zeus Partners LP	09/2021	250.0	—
Veritas Trophy VI, LLC(2)	08/2022	39.2	35.8
SP V - II, LLC	09/2022	73.8	74.9
JCR Capital - REA Preferred Equity Parallel Fund	12/2022	94.5	100.0
		954.2	586.8
Loans Receivable(3)
SCG Oakland Portfolio Mezzanine	03/2021	$6.7	$7.0
BREP VIII Industrial Mezzanine	03/2021	14.4	14.1
311 South Wacker Mezzanine	06/2021	5.7	7.6
Rosemont Towson Mezzanine	09/2021	1.2	1.2
Liberty Park Mezzanine	11/2021	4.1	5.0
San Diego Office Portfolio Senior Loan	08/2022	7.5	10.0
San Diego Office Portfolio Mezzanine	08/2022	2.5	3.3
MRA Hub 34 Holding, LLC	09/2022	1.5	1.5
1330 Broadway Mezzanine	09/2022	11.7	14.0
Colony New England Hotel Portfolio Senior Loan	11/2022	14.1	14.1
Colony New England Hotel Portfolio Mezzanine	11/2022	4.7	4.7
Exo Apartments Senior Loan	01/2023	7.1	7.1
Exo Apartments Mezzanine	01/2023	2.4	2.4
Five Oak Mezzanine	03/2023	2.4	—
		86.0	92.0

TOTAL COMMITMENTS		$1,040.2	$678.8
(1)Additional capital can be called during the commitment period at any time. The commitment period can only be extended by the manager with the consent of the Account. The commitment expiration date is reflective of the most recent signed agreement between the Account and the fund manager, including any side letter agreements.

(2)The fund manager is granted 18 months from the initial contribution date, August 2019, to make its first capital call. If none have occurred, the Account's commitment will be reduced by $15.0 million. If a capital call occurs during the initial 18 month window, the commitment period will be modified to three years from the first capital call date.
(3)Advances from the Account can be requested during the commitment period at any time. The commitment expiration date is reflective of the most recent signed agreement between the Account and the borrower, including any side letter agreements. Certain loans contain extension clauses on the term of the loan that do not require the Account's prior consent. If elected, the Account's commitment may be extended through the extension term.
Contingencies—In the normal course of business, the Account may be named, from time to time, as a defendant or may be involved in various legal actions, including arbitration, class actions and other litigation.
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
Note 14—Subsequent Events
The following transactions occurred subsequent to September 30, 2020 (in millions, unaudited):
Sales - Properties

Property Name	Sales Date	Ownership Percentage	Sector	Location	Net Sales Price(1)	Realized Gain on Sale(2)
Colony Industrial Portfolio	10/5/2020	100.0%	Industrial	Various	$153.4	$25.1
(1) The net sales price represents the sales price, less selling expenses.
(2) Majority of the realized gain has been previously recognized as unrealized gains(losses) in the Account's Consolidated Statements of Operations.
Transactions - Other

Description	Transaction Date	Transaction Type	Transaction Amount
Real estate-related marketable securities	10/2/2020	Sale	$100.0
Real estate-related marketable securities	10/5/2020	Sale	$100.0
Line of Credit I	10/6/2020	Payoff	$91.0
Real estate-related marketable securities	10/8/2020	Sale	$100.0
Real estate-related marketable securities	11/9/2020	Sale	$200.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—64.3% and 53.0%

Location/Description	Type	Fair Value at
		September 30, 2020		December 31, 2019
		(Unaudited)
Alabama:
River Ridge	Retail	$29.6		$—
Riverchase Village	Retail	38.3		40.3
Arizona:
Camelback Center	Office	50.0		49.0
Riverside 202 Industrial	Industrial	30.3		29.6
California:
88 Kearny Street	Office	217.3		221.0
101 Pacific Coast Highway	Office	94.0		96.1
200 Middlefield Road	Office	61.0		68.0
30700 Russell Ranch	Office	36.7		39.0
Allure at Camarillo	Apartments	64.1		63.9
Almond Avenue	Land	11.6		9.5
BLVD63	Apartments	147.0		158.0
Bridgepointe Shopping Center	Retail	127.0		129.0
Centre Pointe and Valley View	Industrial	60.4		60.7
Cerritos Industrial Park	Industrial	166.0		164.0
Charleston Plaza	Retail	98.0		100.0
Creekside at Alta Loma	Apartments	84.6		85.2
Frontera Industrial Business Park	Industrial	95.3		90.0
Great West Industrial Portfolio	Industrial	208.3		203.0
Holly Street Village	Apartments	155.1	(1)	158.1	(1)
Larkspur Courts	Apartments	145.0		155.0
Northern CA RA Industrial Portfolio	Industrial	116.9		111.9
Oakmont IE West Portfolio	Industrial	116.3		109.2
Oceano at Warner Center	Apartments	91.8		94.4
Ontario Industrial Portfolio	Industrial	518.7		506.9
Ontario Mills Industrial Portfolio	Industrial	77.0		65.4
Otay Mesa Industrial Portfolio	Industrial	36.5		33.7
Pacific City	Retail	162.1	(1)	—
Pacific Plaza	Office	111.0		112.7
Rancho Cucamonga Industrial Portfolio	Industrial	90.8		88.3
Rancho Del Mar	Apartments	93.7		94.7
Regents Court	Apartments	103.0	(1)	105.0	(1)
Southern CA RA Industrial Portfolio	Industrial	158.2		151.8
Stella	Apartments	173.0		175.1
Stevenson Point	Industrial	74.6		66.6
Terra House	Apartments	141.4		146.0
The Forum at Carlsbad	Retail	203.0	(1)	224.0	(1)
The Legacy at Westwood	Apartments	149.1	(1)	149.1	(1)
West Lake North Business Park	Office	58.1		62.3
Westcreek	Apartments	54.3		57.1
Westwood Marketplace	Retail	150.0		150.0
Wilshire Rodeo Plaza	Office	313.1		336.4
Colorado:
1600 Broadway	Office	118.0		116.0
Palomino Park	Apartments	350.1		361.0	(1)
South Denver Marketplace	Retail	67.2		71.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		September 30, 2020		December 31, 2019
		(Unaudited)
Connecticut:
Wilton Woods Corporate Campus	Office	$102.1		$112.1
Florida:
5 West	Apartments	61.1		62.3
701 Brickell Avenue	Office	422.6	(1)	406.6	(1)
Boca Arbor Club	Apartments	63.5		62.9
Broward Industrial Portfolio	Industrial	68.8		67.7
Casa Palma	Apartments	98.7		102.0
Cypress Trace	Retail	36.2		—
Fusion 1560	Apartments	74.5	(1)	84.1	(1)
Lakepointe at Jacaranda	Apartments	49.1		48.8
Lofts at SoDo	Apartments	61.0	(1)	64.7	(1)
Market Square	Retail	20.3		—
Orion on Orpington	Apartments	51.1		52.4
Publix at Weston Commons	Retail	69.5		74.5
Seneca Industrial Park	Industrial	127.6		126.7
Shoppes at Lake Mary	Retail	18.9		—
Sole at Brandon	Apartments	75.4		79.0
Sole at City Center	Apartments	101.1		—
The Manor Apartments	Apartments	48.1		51.5
The Manor at Flagler Village	Apartments	132.1		138.1
The Residences at the Village of Merrick Park	Apartments	69.5		72.3
Weston Business Center	Industrial	79.3		75.0
Georgia:
Ascent at Windward	Apartments	69.0	(1)	68.4	(1)
Atlanta Industrial Portfolio	Industrial	40.5		41.0
Biltmore at Midtown	Apartments	73.6	(1)	73.5	(1)
Eisenhower Crossing	Retail	13.4		—
Fayette Pavilion	Retail	101.3		—
Glen Lake	Apartments	56.8		55.3
Heritage Pavilion	Retail	40.5		—
Marketplace at Mill Creek	Retail	76.4	(1)	—
Newnan Pavilion	Retail	40.2		—
Shawnee Ridge Industrial Portfolio	Industrial	99.8		99.9
Woodstock Square	Retail	32.0		—
Illinois:
32 South State Street	Retail	48.4	(1)	51.4	(1)
803 Corday	Apartments	92.5		93.8
Chicago Caleast Industrial Portfolio	Industrial	86.3		85.6
Chicago Industrial Portfolio	Industrial	33.1		30.1
Village Crossing	Retail	143.5		—
Maryland:
Cherry Knoll	Apartments	57.7	(1)	60.1	(1)
Landover Logistics Center	Industrial	47.7		44.7
The Shops at Wisconsin Place	Retail	63.7		65.6
Massachusetts:
99 High Street	Office	545.2	(1)	543.7	(1)
350 Washington	Retail	124.0		134.0
Fort Point Creative Exchange Portfolio	Office	265.0		275.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		September 30, 2020		December 31, 2019
		(Unaudited)
Northeast RA Industrial Portfolio	Industrial	$44.2		$43.5
One Beeman Road	Industrial	35.8		34.6
Minnesota:
The Bridges	Apartments	66.0		67.2
The Knoll	Apartments	37.2		37.3	(1)
New Jersey:
10 New Maple Avenue	Industrial	21.5		21.9
200 Milik Street	Industrial	57.6		56.4
Marketfair	Retail	101.1		106.2
South River Road Industrial	Industrial	133.2		133.5
New York:
21 Penn Plaza	Office	310.4		334.9
250 North 10th Street	Apartments	—		138.1
780 Third Avenue	Office	373.5	(1)	389.1	(1)
837 Washington Street	Office	211.0		232.0
The Colorado	Apartments	247.0	(1)	259.0	(1)
North Carolina:
Alexander Place	Retail	40.0		—
Birkdale Village	Retail	113.6	(1)	—
Birkdale Village - Residential	Apartments	71.7		—
Centric Gateway	Apartments	72.7		75.0
Winslow Bay Commons	Retail	47.0	(1)	—
Oregon:
The Cordelia	Apartments	41.1		43.2
Pennsylvania:
1619 Walnut Street	Retail	22.5		23.0
Overlook at King of Prussia	Retail	60.4	(1)	—
Rhode Island:
Warwick Shopping Center	Retail	17.9		—
South Carolina:
Columbiana Station	Retail	46.7		—
Greene Crossing	Apartments	80.5		79.7
Tennessee:
Bellevue Place	Retail	8.6		—
Pavilion at Turkey Creek	Retail	51.3		—
Southside at McEwen	Retail	47.9		49.2
Town and Country	Retail	30.7		—
Texas:
3131 McKinney	Office	38.6		46.4
Beltway North Commerce Center	Industrial	—		30.2
Carrington Park	Apartments	66.0		67.3
Churchill on the Park	Apartments	71.8		73.0
Cliffs at Barton Creek	Apartments	45.6		47.2
Dallas Industrial Portfolio	Industrial	254.1		237.9
District on La Frontera	Apartments	71.7	(1)	76.6	(1)
Houston Apartment Portfolio	Apartments	157.7		162.3
Lincoln Centre	Office	434.2		413.2
Lincoln Centre - Hilton Dallas	Hotel	66.0		76.5
Northwest Houston Industrial Portfolio	Industrial	75.0		77.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		September 30, 2020		December 31, 2019
		(Unaudited)
Park 10 Distribution	Industrial	$12.0		$11.1
Park Creek Apartments	Apartments	42.8		—
Pinnacle Industrial Portfolio	Industrial	68.7		66.7
Pinto Business Park	Industrial	153.9		154.1
The Maroneal	Apartments	55.6		56.4
Utah:
Vista Station Office Portfolio	Office	115.9	(1)	115.4	(1)
Virginia:
8270 Greensboro Drive	Office	45.8		49.6
Ashford Meadows Apartments	Apartments	102.2		105.3	(1)
Creeks at Virginia Center	Retail	47.4		—
Henley at Kingstowne	Apartments	103.1	(1)	103.0	(1)
Plaza America	Retail	96.7		113.3
The Ellipse at Ballston	Office	79.5		82.2
The Palatine	Apartments	123.0	(1)	128.0	(1)
Washington:
Circa Green Lake	Apartments	97.0	(1)	102.0	(1)
Northwest RA Industrial Portfolio	Industrial	49.5		49.7
Pacific Corporate Park	Industrial	64.5		62.5
Prescott Wallingford Apartments	Apartments	67.4		70.6
Rainier Corporate Park	Industrial	167.3		161.3
Regal Logistics Campus	Industrial	131.0		121.0
Union - South Lake Union	Apartments	109.0	(1)	115.0	(1)
Washington D.C.:
1001 Pennsylvania Avenue	Office	798.5	(1)	798.4	(1)
1401 H Street, NW	Office	223.4	(1)	211.4	(1)
1900 K Street, NW	Office	344.2	(1)	335.4	(1)
Mass Court	Apartments	166.1		169.0
The Ashton	Apartments	29.8		30.6
The Louis at 14th	Apartments	160.1		164.2
The Woodley	Apartments	—		180.3
Various:
Colony Industrial Portfolio	Industrial	160.2	(3)	135.9	(3)
TOTAL REAL ESTATE PROPERTIES
(Cost $14,201.5 and $13,048.5)		$16,715.0		$15,835.0
REAL ESTATE JOINT VENTURES AND FUNDS—24.5% and 25.1%
REAL ESTATE JOINT VENTURES—23.1% and 24.1%

Location/Description	Type	Fair Value at
		September 30, 2020	December 31, 2019
		(Unaudited)
California:
CA—Colorado Center LP Colorado Center (50% Account Interest)	Office	$356.4 (2)	$384.5	(2)
PC Borrower, LLC Pacific City (70% Account Interest)	Retail	—	62.2	(2)
TREA GM Industrial Road Investor Member LLC 150 Industrial Road (98% Account Interest)	Office	99.5	98.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		September 30, 2020		December 31, 2019
		(Unaudited)
TREA 9625 Towne Center, LLC 9625 Towne Centre Drive (49.9% Account Interest)	Office	$59.6		$53.1
TREA Campus Pointe 1, LLC Campus Pointe 1 (45% Account Interest)	Office	170.3		163.5
TREA Campus Pointe 2 & 3, LLC Campus Pointe 2 & 3 (45% Account Interest)	Office (5)	146.9		143.6
TREA Campus Pointe 4, LLC Campus Pointe 4 (45% Account Interest)	Office	10.4		9.6
TREA Campus Pointe 5, LLC Campus Pointe 5 (45% Account Interest)	Office	41.3		37.4
ARE-SD Regions NO. 58, LLC Campus Pointe 6 (45% Account Interest)	Office	125.5		116.6
T-C 1500 Owens, LLC 1500 Owens Street (49.9% Account Interest)	Office	84.5		81.5
TREA JP Venture Fairfield LLC Fairfield Tolenas Development (95% Account Interest)	Land	9.4		—
T-C Foundry Square II Venture LLC Foundry Square II (50.1% Account Interest)	Office	323.2		318.4
T-C Illinois Street, LLC 409-499 Illinois Street (40% Account Interest)	Office	247.9		237.5
Valencia Town Center Associates LP Valencia Town Center (50% Account Interest)	Retail	114.6	(2)	136.4	(2)
Florida:
Florida Mall Associates, Ltd The Florida Mall (50% Account Interest)	Retail	672.1	(2)	748.3	(2)
TREA Florida Retail, LLC Florida Retail Portfolio (80% Account Interest)	Retail	156.8		158.4
West Dade County Associates Miami International Mall (50% Account Interest)	Retail	110.1	(2)	157.5	(2)
Maryland:
WP Project Developer The Shops at Wisconsin Place (33.33% Account Interest)	Retail	27.1		29.9
Massachusetts:
One Boston Place REIT One Boston Place (50.25% Account Interest)	Office	243.6		246.8
T-C 225 Binney, LLC 225 Binney Street (70% Account Interest)	Office	232.0		231.5
T-C 501 Boylston Street Member, LLC 501 Boylston (50.1% Account Interest)	Office	204.7	(2)	206.9	(2)
Nevada:
Fashion Show Holding I, LLC Fashion Show (50% Account Interest)	Retail	578.5	(2)	706.9	(2)
New York:
401 West 14th Street, LLC 401 West 14th Street (42.19% Account Interest)	Retail	31.3	(2)	44.8	(2)
440 Ninth Avenue Owner, LLC 440 Ninth Avenue (88.52% Account Interest)	Office	129.6	(2)	133.1	(2)
817 Broadway Owner, LLC 817 Broadway (61.46% Account Interest)	Office	23.5	(2)	33.7	(2)
MRA Hub 34 Holding, LLC The Hub (95% Account Interest)	Office	78.3	(2)	74.8	(2)
RGM 42, LLC MiMA (70% Account Interest)	Apartments	101.9	(2)	113.0	(2)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Location/Description	Type	Fair Value at
		September 30, 2020		December 31, 2019
		(Unaudited)
North Carolina:
CC 101 North Tryon, LLC 101 N. Tryon Street (85% Account Interest)	Office	$57.9	(2)	$47.9	(2)
Tennessee:
West Town Mall, LLC West Town Mall (50% Account Interest)	Retail	122.3	(2)	144.0	(2)
Texas:
Four Oaks Venture LP Four Oaks Place LP (51% Account Interest)	Office	341.7	(2)	352.8	(2)
TREA I-35 Logistics Investor Member, LLC I-35 Logistics Center (95% Account Interest)	Land	25.9		6.9
Washington:
TREA 4th and Madison Investor Member, LLC Fourth and Madison (51% Account Interest)	Office	170.5	(2)	167.3	(2)
Various:
DDRTC Core Retail Fund, LLC SITE Centers Joint Venture (85% Account Interest)	Retail	—		878.0	(2,3)
Simpson Housing LLP Simpson Housing Portfolio (80% Account Interest)	Apartments	429.4	(2,3)	431.2	(2,3)
THP Student Housing, LLC THP Student Housing Portfolio (97% Account Interest)	Apartments	188.9	(2,3)	186.8	(2,3)
Storage Portfolio I, LLC Storage Portfolio I (66.02% Account Interest)	Storage	96.4	(2,3)	93.6	(2,3)
Storage Portfolio II, LLC Storage Portfolio II (90% Account Interest)	Storage	129.2	(2,3)	130.5	(2,3)
Storage Portfolio III, LLC Storage Portfolio III (90% Account Interest)	Storage	52.6	(3)	37.3	(3)
TOTAL REAL ESTATE JOINT VENTURES (Cost $4,818.0 and $5,971.1)		$5,993.8		$7,204.2

REAL ESTATE FUNDS—1.4% and 1.0%
LCS SHIP Venture I, LLC (90.0% Account Interest)		$184.5		$216.1
Veritas - Trophy VI, LLC (90.4% Account Interest)		45.1		4.2
Taconic New York City GP Fund, LP (60.0% Account Interest)		31.7		29.8
SP V - II, LLC (61.8% Account Interest)		26.5		23.3
IDR - Core Property Index Fund, LLC (1.9% Account Interest)		24.7		25.0
Townsend Group Value-Add Fund (99.0% Account Interest)		6.2		—
Silverpeak - REA Alt Inv Fund LP (90.0% Account Interest)		14.0		—
Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)		16.5		13.4
JCR Capital (49.2% Account Interest)		5.0		—
TOTAL REAL ESTATE FUNDS (Cost $345.8 and $273.3)		$354.2		$311.8
TOTAL REAL ESTATE JOINT VENTURES AND FUNDS (Cost $5,163.8 and $6,244.4)		$6,348.0		$7,516.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES—5.2% and 16.7%
REAL ESTATE-RELATED MARKETABLE SECURITIES—2.5% and 2.8%

Shares		Issuer	Fair Value at
			September 30, 2020	December 31, 2019
2020	2019
			(Unaudited)
25,073	25,333	Acadia Realty Trust	$0.3	$0.7
72,132	77,213	Agree Realty Corporation	4.6	5.4
21,307	20,424	Alexander & Baldwin, Inc.	0.2	0.4
633	635	Alexander's, Inc.	0.2	0.2
93,551	114,902	Alexandria Real Estate Equities, Inc.	15.0	18.6
14,876	14,387	American Assets Trust, Inc.	0.4	0.7
40,698	40,898	American Campus Communities, Inc.	1.4	1.9
32,275	31,822	American Financial Trust, Inc.	0.2	0.4	(7)
288,780	241,918	American Homes 4 Rent	8.2	6.3
261,881	298,037	American Tower Corp.	63.3	68.5
171,575	247,312	Americold Realty Trust	6.1	8.7
44,017	44,204	Apartment Investment and Management Company	1.5	2.3
62,320	62,827	Apple Hospitality Inc.	0.6	1.0
16,581	15,666	Armada Hoffler Properties Inc.	0.2	0.3
—	26,793	Ashford Hospitality Trust, Inc.	—	0.1
77,855	106,486	Avalonbay Communities, Inc.	11.6	22.3
6,887	7,650	Bluerock Residential Growth, Inc.	0.1	0.1
93,143	106,065	Boston Properties, Inc.	7.5	14.6
—	8,938	Braemar Hotels & Resorts, Inc.	—	0.1
50,095	52,132	Brandywine Realty Trust	0.5	0.8
142,974	88,801	Brixmore Property Group Inc	1.7	1.9
13,576	19,539	Brookfield Property REIT	0.2 (7)	0.4
59,447	27,796	Camden Property Trust	5.3	2.9
28,242	28,420	CareTrust REIT Inc.	0.5	0.6
14,406	14,592	Catchmark Timber Trust, Inc.	0.1	0.2
—	50,454	CBL & Associates Properties, Inc.	—	0.1	(7)
—	25,522	Cedar Shopping Centers, Inc.	—	0.1
13,700	13,659	Chatham Lodging Trust	0.1	0.3
13,872	15,789	City Office REIT Inc.	0.1	0.2
5,720	5,192	Clipper Realty, Inc.	—	0.1
143,518	492,974	Colony Capital, Inc.	0.4	2.3
33,852	34,825	Columbia Property Trust Inc.	0.4	0.7
6,229	5,492	Community Healthcare Trust, Inc.	0.3	0.2
35,356	35,462	CoreCivic, Inc.	0.3	0.6
4,974	3,830	Corenergy Infrastructure Trust, Inc.	—	0.2
11,604	11,903	Corepoint Lodging, Inc.	0.1	0.1
11,984	11,149	CoreSite Realty Corporation	1.4	1.3
33,373	33,505	Corporate Office Properties Trust	0.8	1.0
44,005	43,565	Cousins Properties, Inc.	1.3	1.8
221,349	248,664	Crown Castle International Corporation	36.8	35.3
57,436	57,474	Cubesmart	1.9	1.8
67,494	60,485	CyrusOne Inc.	4.7	4.0
59,040	59,944	DiamondRock Hospitality Company	0.3	0.7
153,741	94,906	Digital Realty Trust, Inc.	22.6	11.4
70,104	—	Diversified Healthcare Trust	0.2	—
49,461	49,622	Douglas Emmett, Inc.	1.2	2.2
215,078	244,465	Duke Realty Corporation	7.9	8.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			September 30, 2020	December 31, 2019
2020	2019
			(Unaudited)
23,594	22,034	Easterly Government Properties, Inc.	$0.5	$0.5
34,924	41,238	EastGroup Properties, Inc.	4.5	5.5
43,479	44,235	Empire State Realty Trust	0.3	0.6
21,944	23,023	EPR Properties	0.6	1.6
56,313	60,851	Equinix Inc.	42.8	35.5
247,605	256,618	Equity Lifestyle Properties, Inc.	15.2	18.1
220,359	283,999	Equity Residential	11.3	23.0
40,399	188,894	Essential Properties Realty	0.7	4.7
30,746	54,492	Essex Property Trust, Inc.	6.2	16.4
76,604	107,410	Extra Space Storage, Inc.	8.2	11.3
7,718	8,142	Farmland Partners, Inc.	0.1 (7)	0.1
22,373	66,222	Federal Realty Investment Trust	1.6	8.5
37,527	37,538	First Industrial Realty Trust, Inc.	1.5	1.6
20,802	20,389	Four Corners Property Trust	0.5	0.6
30,706	30,896	Franklin Street Properties Corp.	0.1	0.3
14,805	14,739	Front Yard Residential Corp.	0.1	0.2
197,372	180,230	Gaming and Leisure Properties, Inc.	7.3	7.8
58,800	160,000	GDS Holdings LTD ADR	4.8	4.0	(7)
34,822	35,427	GEO Group Inc./The	0.4	0.6
9,977	9,933	Getty Realty Corp.	0.3	0.3
9,944	9,121	Gladstone Commercial Corporation	0.2	0.2
5,607	6,226	Gladstone Land Corporation	0.1	0.1
12,135	9,380	Global Medical REIT, Inc.	0.2	0.1
26,651	26,663	Global Net Lease, Inc.	0.4	0.5
39,943	39,221	Healthcare Realty Trust Inc.	1.2	1.3
107,725	60,957	Healthcare Trust of America	2.8	1.8
406,778	496,493	Healthpeak Properties, Inc.	11.0	17.1
10,062	10,385	Hersha Hospitality Trust	0.1	0.2
58,079	30,535	Highwoods Properties, Inc.	1.9	1.5
13,400	—	Hilton Worldwide Holdings	1.1	—
391,981	661,737	Host Hotels & Resorts, Inc.	4.2	12.3
44,652	275,440	Hudson Pacific Properties, Inc.	1.0	10.4
28,014	26,784	Independence Realty Trust, Inc.	0.3	0.4
19,191	19,292	Industrial Logics Properties	0.4	0.4
—	134,775	Interxion Holding NV	—	7.0
3,791	3,467	Investors Real Estate Trust	0.2	0.3
550,440	559,204	Invitation Homes, Inc.	15.4	16.8
85,040	84,852	Iron Mountain Inc.	2.3	2.7
15,700	163,782	iShares Dow Jones US Real Estate Index Fund	1.3	15.2	(7)
36,211	36,559	JBG Smith Properties	1.0	1.5
6,583	—	Jernigan Capital Inc.	0.1	—
67,058	95,936	Kilroy Realty Corporation	3.5	8.0
181,606	120,171	Kimco Realty Corporation	2.0	2.5
24,550	24,663	Kite Realty Group Trust	0.3	0.5
43,653	25,456	Lamar Advertising Corporation	2.9	2.3
23,500	—	Las Vegas Sands Corporation	1.1	—
80,643	71,595	Lexington Realty Trust	0.8	0.8
—	46,357	Liberty Property Trust	—	2.8
13,865	13,885	Life Storage, Inc.	1.5	1.5
11,494	11,718	LTC Properties, Inc.	0.4	0.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			September 30, 2020		December 31, 2019
2020	2019
			(Unaudited)
25,596	25,783	Mack-Cali Realty Corporation	$0.3		$0.6
9,400	—	Marriott Internationsl	0.9		—
225,132	152,801	Medical Properties Trust, Inc.	4.0		3.2
266,400	220,000	Megaport, LTD	3.1		1.7
78,400	85,000	MGM Growth Properties, L.L.C.	2.2		2.6
66,600	—	MGM Resorts International	1.4		—
92,586	103,823	Mid-America Apartment Communities, Inc.	10.7		13.7
28,064	27,502	Monmouth Real Estate Investment Corporation	0.4		0.4
12,719	12,615	National Health Investors, Inc.	0.8		1.0
50,917	50,907	National Retail Properties, Inc.	1.8		2.7
18,309	17,663	National Storage Affiliates Trust	0.6		0.6
24,224	24,918	New Senior Investment Group	0.1		0.2
6,412	5,632	Nexpoint Residential Trust, Inc.	0.3		0.3
215,500	—	NEXTDC LTD	1.9		—
14,139	14,200	Office Properties Income Trust, Inc.	0.3		0.5
145,294	64,786	Omega Healthcare Investors, Inc.	4.4		2.7
4,669	4,628	One Liberty Properties, Inc.	0.1		0.1
78,036	42,727	Outfront Media Inc.	1.1		1.1
56,251	58,127	Paramount Group Inc.	0.4		0.8
245,999	71,359	Park Hotels & Resorts, Inc.	2.5		1.8
65,974	38,713	Pebblebrook Hotel Trust	0.8		1.0	(7)
—	20,665	Pennsylvania Real Estate Investment Trust	—		0.1
61,538	55,271	Physicians Realty Trust	1.1		1.0
37,307	37,274	Piedmont Office Realty Trust, Inc.	0.5		0.8
4,353	3,863	Plymouth Industrial REIT, Inc.	0.1		0.1
19,371	19,688	Potlatch Corporation	0.8		0.9
14,060	13,220	Preferred Apartment Communities, Inc.	0.1		0.2
481,188	472,201	ProLogis	48.3		42.1
5,942	5,958	PS Business Parks, Inc.	0.7		1.0
81,548	82,126	Public Storage, Inc.	18.2		17.5
36,153	105,041	QTS Realty Trust, Inc.	2.3		5.7
39,104	38,741	Rayonier, Inc.	1.0		1.3
203,950	197,129	Realty Income Corporation	12.4		14.4
159,800	159,520	Regency Centers Corporation	6.1		10.1
33,743	33,519	Retail Opportunity Investment	0.4		0.6
63,396	63,727	Retail Properties of America	0.4		0.9
4,850	4,440	Retail Value, Inc.	0.1		0.2
299,126	282,611	Rexford Industrial Realty Inc.	13.7		12.8
48,523	50,071	RLJ Lodging Trust	0.4		0.9
23,850	23,246	RPT Realty	0.1		0.3
14,916	13,660	Ryman Hospitality Properties	0.5		1.2
178,227	167,181	Sabra Health Care REIT Inc.	2.5		3.6
5,111	3,168	Safe Hold, Inc.	0.3	(7)	0.1
3,527	3,537	Saul Centers, Inc.	0.1		0.2
68,913	76,914	SBA Communications Corporation	21.8		18.5
—	70,465	Senior Housing Properties Trust	—		0.6
48,468	48,715	Service Properties Trust	0.4		1.2
188,182	200,628	Simon Property Group, Inc.	12.2		29.9
154,971	394,633	Site Centers Corporation	1.1		5.5
62,444	115,766	SL Green Realty Corp.	2.9	(7)	10.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at
			September 30, 2020		December 31, 2019
2020	2019
			(Unaudited)
50,179	29,513	Spirit Realty Capital Inc.	$1.7		$1.5
44,309	39,632	Stag Industrial, Inc.	1.4		1.3
135,689	228,776	STORE Capital Corporation	3.7		8.5
30,564	30,813	Summit Hotel Properties, Inc.	0.2		0.4
125,070	123,951	Sun Communities, Inc.	17.6		18.6
63,544	66,821	Sunstone Hotel Investors, L.L.C.	0.5	(7)	0.9	(7)
26,770	27,198	Tanger Factory Outlet Centers, Inc.	0.2		0.4
31,238	39,475	Taubman Centers, Inc.	1.0		1.2
113,712	139,538	Terreno Realty Corporation	6.2		7.6
87,283	42,266	The Macerich Company	0.6	(7)	1.1	(7)
87,107	86,400	UDR, Inc.	2.8		4.0
10,834	10,668	UMH Properties, Inc.	0.1		0.2
112,027	150,082	UNITI Group, Inc.	1.2		1.2	(7)
3,794	3,816	Universal Health Realty Income Trust	0.2		0.4
34,307	34,264	Urban Edge Properties	0.3		0.7
8,790	8,803	Urstadt Biddle Properties, Inc.	0.1		0.2
15,700	85,000	Vanguard Real Estate ETF	1.2	(7)	7.9
259,633	190,949	Ventas, Inc.	10.9		11.0
321,061	318,132	VEREIT, Inc.	2.1		2.9
397,575	377,486	Vici Properties, Inc.	9.3		9.6
96,868	51,469	Vornado Realty Trust	3.3		3.4
54,997	55,611	Washington Prime Group, Inc.	0.1	(7)	0.2	(7)
24,389	23,876	Washington Real Estate Investment Trust	0.5		0.7
36,058	36,198	Weingarten Realty Investors	0.6		1.1
288,574	300,767	Welltower Inc.	15.9		24.5
456,736	386,918	Weyerhaeuser Company	13.0		11.7
11,775	11,404	Whitestone Real Estate Investment Trust B	0.1		0.2
69,680	50,897	WP Carey Inc.	4.5		4.1
11,800	—	Wynn Resorts LTD	0.8		—
33,491	33,741	Xenia Hotels & Resorts, Inc.	0.3		0.7
TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $634.7 and $686.0)			$662.2		$825.7

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—2.7% and 13.9%
U.S. GOVERNMENT AGENCY NOTES—0.0% and 0.7%

		Issuer	Yield(4)	Maturity Date	Fair Value at
Principal					September 30, 2020	December 31, 2019
2020	2019
					(Unaudited)
$—	$65.4	Federal Home Loan Bank	1.734%	11/19/2021	$—	$65.5
—	50.0	Federal Home Loan Bank	1.700%	12/20/2021	—	50.0
—	4.8	Federal Home Loan Bank Discount Notes	1.521%-1.572%	1/6/2020	—	4.8
—	21.2	Federal Home Loan Bank Discount Notes	1.680%	1/10/2020	—	21.2
—	26.0	Federal Home Loan Bank Discount Notes	1.700%	1/15/2020	—	26.0
—	43.0	Federal Home Loan Bank Discount Notes	1.575%-1.593%	1/31/2020	—	42.9
TOTAL U.S. GOVERNMENT AGENCY NOTES (Cost $— and $210.2)					$—	$210.4
FOREIGN GOVERNMENT AGENCY NOTES— 0.0% and 0.2%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at
					September 30, 2020	December 31, 2019
2020	2019
					(Unaudited)
$—	$49.3	Japan Bank for International Cooperation	1.625%	10/17/2022	$—	$48.9
—	0.2	Korea Development Bank	1.908%	10/1/2022	—	0.3
TOTAL FOREIGN GOVERNMENT AGENCY NOTES (Cost $— and $49.5)					$—	$49.2
UNITED STATES TREASURY SECURITIES—2.7% and 8.7%

Principal		Issuer	Yield / Coupon Rate(4)	Maturity Date	Fair Value at
					September 30, 2020	December 31, 2019
2020	2019
					(Unaudited)
$—	$11.9	United States Treasury Bills	1.540%	1/2/2020	$—	$11.9
—	40.0	United States Treasury Bills	1.537%	1/14/2020	—	40.0
—	238.3	United States Treasury Bills	1.530%	1/21/2020	—	238.3
—	10.1	United States Treasury Bills	1.629%	1/23/2020	—	10.1
—	26.1	United States Treasury Bills	1.526%	1/30/2020	—	26.1
—	39.9	United States Treasury Bills	1.538%	2/4/2020	—	39.9
—	20.0	United States Treasury Bills	1.550%	2/6/2020	—	20.0
—	149.7	United States Treasury Bills	1.503%	2/11/2020	—	149.8
—	49.9	United States Treasury Bills	1.575%	2/13/2020	—	49.9
—	13.0	United States Treasury Bills	1.554%	2/20/2020	—	13.0
—	49.9	United States Treasury Bills	1.583%	2/27/2020	—	49.9
—	46.1	United States Treasury Bills	1.515%	3/5/2020	—	46.1
—	54.5	United States Treasury Bills	1.576%	3/12/2020	—	54.5
—	44.8	United States Treasury Bills	1.780%	3/19/2020	—	44.9
—	38.9	United States Treasury Bills	1.515%	4/2/2020	—	38.8
62.0	—	United States Treasury Bills	0.213%	10/8/2020	62.0	—
61.0	—	United States Treasury Bills	0.111%	10/22/2020	61.0	—
86.5	—	United States Treasury Bills	0.097%	11/5/2020	86.5	—
34.5	—	United States Treasury Bills	0.101%	11/19/2020	34.5	—
100.0	—	United States Treasury Bills	0.098%	12/17/2020	100.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield / Coupon Rate(4)	Maturity Date	Fair Value at
					September 30, 2020	December 31, 2019
2020	2019
					(Unaudited)
$84.0	$—	United States Treasury Bills	0.091%	1/21/2021	$84.0	$—
80.0	—	United States Treasury Cash Management Bill	0.115%	12/15/2020	80.0	—
50.0	—	United States Treasury Cash Management Bill	0.097%	1/5/2021	50.0	—
132.0	—	United States Treasury Cash Management Bill	0.108%	1/12/2021	131.9	—
—	99.8	United States Treasury Notes	1.375%	5/31/2020	—	99.9
—	100.4	United States Treasury Notes	2.625%	7/31/2020	—	100.6
—	249.5	United States Treasury Notes	1.500%	8/15/2020	—	249.8
—	653.1	United States Treasury Notes	2.625%	8/15/2020	—	653.9
—	100.8	United States Treasury Notes	2.250%	4/30/2021	—	100.8
—	199.4	United States Treasury Notes	1.625%	6/30/2021	—	200.0
—	99.9	United States Treasury Notes	1.750%	7/31/2021	—	100.2
—	49.6	United States Treasury Notes	1.250%	10/31/2021	—	49.7
—	100.0	United States Treasury Notes	1.750%	7/15/2022	—	100.3
—	100.7	United States Treasury Notes	1.875%	7/31/2022	—	100.7
TOTAL UNITED STATES TREASURY SECURITIES (Cost $690.0 and $2,586.3)					$689.9	$2,589.1
CORPORATE BOND SECURITIES—0.0% and 4.2%

Principal		Issuer	Coupon Rate	Credit Rating(8)	Maturity Date	Fair Value at
						September 30, 2020	December 31, 2019
2020	2019
						(Unaudited)
$—	$11.5	Air Lease Corporation	2.250%	BBB	1/15/2023	$—	$11.5
—	13.8	American Honda Finance	1.700%	A	9/9/2021	—	13.7
—	19.7	American Honda Finance	2.050%	A	1/10/2023	—	19.7
—	27.7	Apple, Inc.	1.700%	AA+	9/11/2022	—	27.7
—	29.2	Banco Santander SA	3.500%	A-	4/11/2022	—	30.0
—	12.0	Bank of America Corporation	2.369%	A-	7/21/2021	—	12.0
—	21.6	Bank of America Corporation	2.503%	A-	10/21/2022	—	21.8
—	29.5	Bank of New York Mellon Corporation	1.950%	A	8/23/2022	—	29.6
—	8.1	BB+T Corporation	2.150%	A-	2/1/2021	—	8.1
—	3.5	Berkshire Hathaway Energy	2.400%	A-	2/1/2020	—	3.5
—	10.0	Boeing Co.	1.650%	BBB	10/30/2020	—	10.0
—	28.9	Boeing Co.	2.300%	BBB	8/1/2021	—	29.0
—	10.9	BPCE SA	2.750%	A+	12/2/2021	—	11.0
—	8.0	Canadian National Railway	2.400%	A	2/3/2020	—	8.0
—	21.8	Capital One, NA	2.150%	BBB+	9/6/2022	—	21.8
—	4.8	Caterpillar Financial Service	1.850%	A	9/4/2020	—	4.7
—	42.5	Caterpillar Financial Service	1.299%	A	3/8/2021	—	42.6
—	12.0	Centerpoint Energy Resource	4.500%	BBB+	1/15/2021	—	12.2
—	32.9	Citigroup, Inc.	2.312%	BBB+	11/4/2022	—	32.9
—	27.0	Columbia Pipeline Group	3.300%	A3	6/1/2020	—	27.1
—	24.5	Diageo Capital PLC	4.828%	A-	7/15/2020	—	24.9
—	19.6	DTE Energy Corporation	2.250%	BBB	11/1/2022	—	19.6
—	34.5	Exxon Mobil Corporation	1.902%	AA+	8/16/2022	—	34.7
—	14.0	Fifth Third Bank	2.875%	BBB+	7/27/2020	—	14.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Coupon Rate	Credit Rating(8)	Maturity Date	Fair Value at
						September 30, 2020	December 31, 2019
2020	2019
						(Unaudited)
$—	$5.0	Fifth Third Bank	2.250%	A-	6/14/2021	$—	$5.0
—	4.0	General Dynamics Corporation	2.875%	A	5/11/2020	—	4.0
—	2.3	Georgia Power Company	2.000%	A-	3/30/2020	—	2.3
—	15.0	Georgia Power Company	2.000%	A-	9/8/2020	—	15.0
—	8.0	Georgia Power Company	2.400%	A-	4/1/2021	—	8.0
—	7.5	Goldman Sachs Group, Inc.	2.600%	BBB+	4/23/2020	—	7.5
—	12.2	Goldman Sachs Group, Inc.	2.600%	BBB+	12/27/2020	—	12.2
—	25.0	Goldman Sachs Group, Inc.	2.350%	BBB+	11/15/2021	—	25.1
—	10.5	HSBC Bank USA, NA	4.875%	A	8/24/2020	—	10.7
—	11.7	John Deere Capital Corporation	1.950%	A	6/13/2022	—	11.7
—	25.0	JP Morgan Chase Bank, NA	2.604%	A+	2/1/2021	—	25.0
—	20.0	JP Morgan Chase Bank, NA	3.086%	A+	4/26/2021	—	20.1
—	65.0	Mitsubishi UFJ Financial Group	2.190%	A-	9/13/2021	—	65.2
—	9.2	Morgan Stanley	2.650%	BBB+	1/27/2020	—	9.2
—	20.0	Morgan Stanley	2.800%	BBB+	6/16/2020	—	20.1
—	8.3	Morgan Stanley	2.500%	BBB+	4/21/2021	—	8.4
—	7.0	Morgan Stanley	2.625%	BBB+	11/17/2021	—	7.1
—	18.4	MPLX LP	1.899%	BBB	9/9/2021	—	18.5
—	20.0	MUFG Union Bank, NA	2.100%	A	12/9/2022	—	20.0
—	50.8	Nextera Energy Capital	2.403%	BBB+	9/1/2021	—	51.2
—	20.0	Occidental Petroleum Corporation	2.854%	BBB	2/8/2021	—	20.1
—	14.9	Occidental Petroleum Corporation	2.600%	BBB	8/13/2021	—	15.0
—	31.1	Occidental Petroleum Corporation	2.700%	BBB	8/15/2022	—	31.4
—	35.0	Omnicom GP/Omnicom CAP	4.450%	BBB+	8/15/2020	—	35.5
—	20.0	Oracle Corporation	1.900%	A+	9/15/2021	—	20.0
—	11.6	Paccar Financial Corporation	2.000%	A+	9/26/2022	—	11.7
—	19.3	Paypal Holdings, Inc.	2.200%	BBB+	9/26/2022	—	19.4
—	20.0	PNC Bank, NA	2.315%	A	12/9/2022	—	20.0
—	20.0	PNC Bank, NA	2.028%	A	12/9/2022	—	20.0
—	20.0	Skandinaviska Enskilda	1.875%	A+	9/13/2021	—	19.9
—	5.0	Sumitomo Mitsui Financial Group	2.934%	A-	3/9/2021	—	5.1
—	5.0	Sumitomo Mitsui Financial Group	2.058%	A-	7/14/2021	—	5.0
—	101.4	Swedish Export Credit	1.625%	AA+	11/14/2022	—	101.0
—	23.0	The Walt Disney Company	1.830%	A	9/1/2021	—	23.1
—	17.1	Toronto Dominion Bank	2.500%	AA-	12/14/2020	—	17.2
—	14.5	Toronto Dominion Bank	2.170%	A	3/17/2021	—	14.5
—	10.0	Toronto Dominion Bank	1.900%	A	12/1/2022	—	10.0
—	20.0	United Technologies Corporation	1.900%	BBB+	5/4/2020	—	20.0
—	12.8	Wells Fargo Bank, NA	3.325%	A+	7/23/2021	—	12.9
—	30.0	Wells Fargo Bank, NA	2.082%	A+	9/9/2022	—	30.0
TOTAL CORPORATE BOND SECURITIES (Cost $— and $1,265.4)						$—	$1,268.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MUNICIPAL BOND SECURITIES—0.0% and 0.1%

Principal						Fair Value at
		Issuer	Coupon Rate	Credit Rating(8)	Maturity Date	September 30, 2020	December 31, 2019
2020	2019
						(Unaudited)
$—	$0.7	Broward County Florida Airport System Revenue	1.844%	A+	10/1/2020	$—	$0.6
—	0.6	Broward County Florida Airport System Revenue	1.874%	A+	10/1/2021	—	0.5
—	0.6	Broward County Florida Airport System Revenue	1.936%	A+	10/1/2022	—	0.6
—	2.0	California State Health Facilities Financing Authority	1.896%	AA-	6/1/2021	—	2.0
—	1.0	California State Health Facilities Financing Authority	1.893%	AA-	6/1/2022	—	1.0
—	1.3	Colorado State Health Facilities Authority HOS	2.075%	A+	11/1/2020	—	1.2
—	0.8	Colorado State Health Facilities Authority HOS	2.185%	A+	11/1/2021	—	0.8
—	1.1	Colorado State Health Facilities Authority HOS	2.237%	A+	11/1/2022	—	1.1
—	0.8	Florida State Municipal Power Agency	1.966%	A2	10/1/2020	—	0.8
—	1.1	Florida State Municipal Power Agency	1.986%	A2	10/1/2021	—	1.2
—	1.0	Florida State Municipal Power Agency	2.064%	A2	10/1/2022	—	1.0
—	0.6	Hamilton County Ohio Healthcare Facilities	2.135%	AA	6/1/2020	—	0.6
—	0.9	Harris County Texas Cultural Education Facilities	2.015%	AA-	5/15/2020	—	0.9
—	1.3	Harris County Texas Cultural Education Facilities	2.065%	AA-	5/15/2021	—	1.3
—	1.3	Harris County Texas Cultural Education Facilities	2.102%	AA-	5/15/2022	—	1.3
—	0.5	Indiana State Finance Authority	2.242%	AA-	3/1/2020	—	0.5
—	1.1	Lansing Michigan Board of Water and Light Utility System	1.952%	AA-	7/1/2022	—	1.2
—	7.1	Massachusetts State Water Resources	1.661%	AA+	8/1/2020	—	7.1
—	1.2	Massachusetts State Water Resources	1.702%	AA+	8/1/2021	—	1.2
—	2.9	Massachusetts State Water Resources	1.734%	AA+	8/1/2022	—	2.9
—	0.3	Matanuska-Susitna Borough Alaska	2.016%	AA+	3/1/2023	—	0.3
—	0.5	Midland County Texas Fresh Water Supply	1.872%	AA-	9/15/2021	—	0.5
—	0.5	Midland County Texas Fresh Water Supply	1.910%	AA-	9/15/2022	—	0.5
—	0.2	Park Creek Metropolitan District Revenue	2.292%	AA	12/1/2022	—	0.2
—	0.2	Stockton California Public Financing Authority	1.942%	AA	10/1/2020	—	0.2
—	0.2	Stockton California Public Financing Authority	2.048%	AA	10/1/2021	—	0.2
—	0.1	Stockton California Public Financing Authority	2.145%	AA	10/1/2022	—	0.1
—	0.7	Texas State University System Revenue Finance	1.760%	Aa2	3/15/2020	—	0.7

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal						Fair Value at
		Issuer	Coupon Rate	Credit Rating(8)	Maturity Date	September 30, 2020	December 31, 2019
2020	2019
						(Unaudited)
$—	$0.5	Texas State University System Revenue Finance	1.810%	Aa2	3/15/2021	$—	$0.5
—	1.7	Texas State University System Revenue Finance	1.839%	Aa2	3/15/2022	—	1.7
—	0.5	University of Akron	1.976%	A1	1/1/2021	—	0.5
TOTAL MUNICIPAL BOND SECURITIES (Cost $— and $33.3)						$—	$33.2
TOTAL OTHER MARKETABLE SECURITIES (Cost $690.0 and $4,144.7)						$689.9	$4,150.2
TOTAL MARKETABLE SECURITIES (Cost $1,324.7 and $4,830.7)						$1,352.1	$4,975.9
LOANS RECEIVABLE—5.7% and 5.0%

		Borrower	Property Type	Interest Rate(6)	Maturity Date	Fair Value at
Principal						September 30, 2020	December 31, 2019
2020	2019
						(Unaudited)
$—	$6.3	DJM Capital Partners Mezzanine	Retail	5.00%	3/9/2020	$—	$6.3
54.1	53.8	SCG Oakland Portfolio	Office	4.25% + LIBOR	3/1/2021	54.1	53.8
—	20.0	Crest at Las Colinas Station Mezzanine	Apartments	5.11% + LIBOR	5/10/2021	—	20.0
89.5	87.5	311 South Wacker Mezzanine	Office	4.70% + LIBOR	6/7/2021	86.0	86.8
60.0	60.0	River North Point Junior Mezzanine	Office	4.30% + LIBOR	7/9/2021	59.0	60.0
76.1	92.2	Blackstone RioCan Retail Portfolio Mezzanine	Retail	4.65% + LIBOR	7/9/2021	73.7	92.2
60.0	60.0	SoNo Collection Mezzanine	Retail	6.75% + LIBOR	8/6/2021	60.0	60.0
124.7	128.6	Project Glacier Mezzanine	Industrial	4.40% + LIBOR	10/9/2021	124.7	128.6
15.6	14.7	Liberty Park Mezzanine	Office	6.08%	11/9/2021	15.6	14.7
125.0	125.0	State Street Financial Center Mezzanine	Office	0.065	11/10/2021	124.6	124.4
20.0	20.0	Modera Observatory Park Mezzanine	Apartments	4.34% + LIBOR	6/10/2022	19.6	20.0
16.9	16.2	San Diego Office Portfolio Mezzanine	Office	2.45% + LIBOR	8/9/2022	15.8	16.1
50.7	48.2	San Diego Office Portfolio Senior Loan	Office	2.45% + LIBOR	8/9/2022	51.2	48.2
20.8	20.8	Rosemont Towson Mezzanine	Apartments	4.15% + LIBOR	9/9/2022	20.6	20.8
33.8	33.8	Colony New England Hotel Portfolio Mezzanine	Hotel	2.80% + LIBOR	11/9/2022	30.5	33.8
101.4	101.4	Colony New England Hotel Portfolio Senior Loan	Hotel	2.80% + LIBOR	11/9/2022	99.4	101.4
33.9	33.9	Exo Apartments Mezzanine	Apartments	2.30% + LIBOR	1/9/2023	31.8	33.9
101.6	101.6	Exo Apartments Senior Loan	Apartments	2.30% + LIBOR	1/9/2023	103.1	101.6
13.3	—	Five Oak Mezzanine	Office	2.35% + LIBOR	4/9/2023	13.3	—
29.8	27.5	1330 Broadway Mezzanine	Office	5.01% + LIBOR	8/10/2023	29.3	27.5
82.0	82.0	Great Value Storage Portfolio Mezzanine	Storage	7.88%	12/6/2023	73.8	82.0
85.0	85.0	Park Avenue Tower Mezzanine	Office	4.35% + LIBOR	3/9/2024	85.0	85.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

		Borrower	Property Type	Interest Rate(6)	Maturity Date	Fair Value at
Principal						September 30, 2020	December 31, 2019
2020	2019
$70.7	$71.0	BREP VIII Industrial Loan Facility Mezzanine	Industrial	5.00% + LIBOR	3/9/2026	$70.7	$71.0
20.0	20.0	Aspen Lake Office Portfolio Mezzanine	Office	8.25%	3/10/2028	20.0	20.0
95.0	95.0	Merritt on the River Office Portfolio Mezzanine	Office	8.00%	8/1/2028	87.0	95.0
100.0	100.0	Charles River Plaza North Mezzanine	Office	6.08%	4/6/2029	100.0	100.0
53.0	—	Sol y Luna	Apartments	6.55%	1/6/2030	51.4	—
TOTAL LOANS RECEIVABLE (Cost $1,533.0 and $1,504.5)						$1,500.2	$1,503.1
LOANS RECEIVABLE WITH RELATED PARTIES—0.3% and 0.2%

		Related Party	Property Type	Interest Rate(6)	Maturity Date	Fair Value at
Principal						September 30, 2020	December 31, 2019
2020	2019
						(Unaudited)
$36.5	$36.5	MRA Hub 34 Holding, LLC	Office	2.50% + LIBOR	9/1/2022	$36.5	$36.5
32.8	32.8	THP Student Housing, LLC	Apartment	3.20%	9/1/2024	32.9	32.5
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES (Cost $69.3 and $69.3)						$69.4	$69.0
TOTAL INVESTMENTS (Cost $22,292.3 and $25,697.4)						$25,984.7	$29,899.0
(1)The investment has a loan payable outstanding, as indicated in Note 9—Loans Payable.
(2)The fair value reflects the Account’s interest in the joint venture and is net of debt.
(3)Properties within this investment are located throughout the United States.
(4)For zero-coupon securities issued at a discount or premium to par, yield represents the annualized yield to maturity. For all other securities, the coupon rate is presented.
(5)A portion of this investment consists of land currently under development.
(6)Fixed interest rate loans are represented with a single rate. Variable interest rate loans are presented with their base spread and the corresponding index rate. All variable interest loans currently held by the Account use the one month LIBOR rate on U.S. dollar deposits as the index rate, as published by ICE Benchmark Administration Limited.
(7)All or a portion of these securities are out on loan. The aggregate value of securities on loan September 30, 2020 and December 31, 2019 were $2.1 million and $25.2 million, respectively.
(8)Credit ratings are sourced from S&P Global Ratings ("S&P"), Moody's Investors Services or Fitch Ratings, Inc. Ratings for sold bonds reflect the credit rating as of the last reporting period.

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
Forward-looking Statements
Some statements in this Form 10-Q which are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about management’s expectations, beliefs, intentions or strategies for the future, include the assumptions and beliefs underlying these forward-looking statements, and are based on current expectations, estimates and projections about the real estate industry, domestic and global economic conditions, including conditions in the credit and capital markets, the sectors, and markets in which the Account invests and operates, and the transactions described in this Form 10-Q. While management believes the assumptions underlying any of its forward-looking statements and information to be reasonable, such information may be subject to uncertainties and may involve certain risks which may be difficult to predict and are beyond management’s control. These risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement. These risks and uncertainties include, but are not limited to, the risks associated with the following:
•General Risks of Acquiring and Owning Real Property. The risks associated with acquiring and owning real property, including general economic and real estate market conditions, the availability of, and economic cost associated with, financing the Account’s properties, the risk that the Account’s properties become too concentrated (whether by geography, sector or by tenant mix), competition for acquiring real estate properties, leasing risk (including tenant defaults) and the risk of uninsured losses at properties (including due to terrorism, natural disasters, and acts of violence);
•COVID-19 Risks. In response to the ongoing COVID-19 pandemic, governmental authorities throughout the world, including the United States, have continued to take significant measures to inhibit the spread of the disease. Such ongoing measures include prohibiting people from congregating in heavily populated areas, instituting localized quarantines, restricting nonessential travel, issuing “stay-at-home” orders, closing schools, and most notably, restricting the types of businesses that may continue to operate. While some of these restrictions were eased in the third quarter of 2020, many such restrictions continue to remain and have had an adverse impact on economic and market conditions across the United States during the third quarter. It is possible that public health officials and governmental authorities in the markets in which we own properties may impose additional restrictions, or slow the lifting of existing restrictions, in an effort to further slow the spread of the COVID-19 pandemic or address any rise in infection rates. Such officials may also relax or revoke existing restrictions too quickly, which could, in either case, exacerbate the continued severity of adverse impacts of the pandemic on the economy. The COVID-19 pandemic, including these responsive measures, will likely have an adverse effect on the Account. For example, the negative impact of the COVID-19 pandemic on our tenants may include an immediate reduction in cash flow available to pay rent under our leases which, in turn, could adversely affect our own liquidity, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms and could result in the Account exercising the liquidity guarantee. Moreover, the market volatility and economic uncertainty surrounding the COVID-19 pandemic may negatively impact our liquid investments, such as those in real estate investment trusts ("REIT") securities and mortgage backed securities ("MBS"). These and other consequences of the COVID-19 pandemic are expected to have an adverse effect on the Account’s business and results of operations;
•General Risks of Selling Real Estate Investments. The risk that the sales price of a property might differ, perhaps significantly, from its estimated or appraised value, leading to losses or reduced profits to the Account, the risk that the Account might not be able to sell a property at a particular time for a price which management believes represents its fair or full value, the risk of a lack of availability of financing (for potential purchasers of the Account’s properties), risks associated with disruptions in the credit and capital markets, and the risk that the Account may be required to make significant expenditures before the Account is able to market and/or sell a property;
•Valuation and Appraisal Risk. The risks associated with property valuations, including the fact that appraisals can be subjective in a number of respects and the fact that the Account’s appraisals are generally obtained on a quarterly basis and there may be periods in between appraisals of a property during which the value attributed to the property for purposes of the Account’s daily accumulation unit value may be more or less than the actual realizable value of the property;
•Borrowing Risk. Risks associated with financing the Account’s properties, including the risk of default on loans secured by the Account’s properties (which could lead to foreclosure), the risk of default under unsecured lines of credit or credit facilities underwritten by third-party lenders, the risk associated with high loan-to-value ratios on the Account’s properties (including the fact that the Account may have limited, or zero net value in such a property), the risk that significant sums of cash could be required to make principal and interest payments on the loans and the risk that the Account may not have the ability to obtain financing or refinancing on favorable terms (or at all), which may be aggravated by general disruptions in credit and capital markets;
•Investment and Cash Management Risks Associated with Participant Transactions. Investment risk associated with participant transactions, in particular that (i) significant net participant transfers out of the Account may impair our ability to pursue or consummate new investment opportunities that are otherwise attractive to the Account and/ or may result in sales of real estate-related assets to generate liquidity, (ii) significant net participant transfers into the Account may result, on a temporary basis, in our cash holdings and/or holdings in liquid non-real estate-related investments exceeding our long-term targeted holding levels and (iii) high levels of cash and liquid non-real estate-related investments in the Account during times of appreciating real estate values can impair the Account’s overall return;
•Joint Venture Investment Risk. The risks associated with joint ventures and real estate funds, including the risk that a co-venturer or fund manager may have interests or goals inconsistent with that of the Account, the risk that a co-venturer or fund manager may have financial difficulties, and the risk that the Account may have limited rights with respect to operation of the property and transfer of the Account’s interest;
•Real Estate Regulatory Risk. Uncertainties associated with environmental liability and regulations and other governmental regulatory matters such as zoning laws, rent control laws, and property taxes;
•Environmental Risk. The risks that the Account may be liable for damage to the environment or injury to individuals caused by hazardous substances used or found on its properties. Federal and state environmental laws may also impose restrictions on the manner in which a property may be used, impose significant costs for environmental clean-up relating to certain real property investments (including remediating contaminated property), and require the Account to acquire third-party insurance related to environmental risks, all of which could adversely impact the Account’s investment returns;
•Uninsurable Loss Risk. Certain catastrophic losses (e.g., from earthquakes, wars, terrorist acts, nuclear accidents, hurricanes, tsunamis, high winds, wildfires, inland or coastal floods, rising sea levels or environmental or industrial hazards or accidents) may be uninsurable or so expensive to insure against that it is economically disadvantageous for the Account to buy insurance to cover such losses. In such an event, the catastrophic losses could adversely impact the Account’s investment returns;
•Physical Climate Change Related Financial Risk. Many of the Account’s commercial real estate assets are located within geographical regions in the United States and foreign jurisdictions that currently are, and in the future will continue to be, adversely impacted by increasingly severe and adverse weather conditions across the globe, including, among others, earthquakes, hurricanes, tsunamis, high winds, wildfires, inland or coastal flooding, and rising sea levels. Any resulting losses from such climate-related changes and hazards could adversely impact the Account’s investment returns;
•Global Economic Risks. National and regional economies and financial markets have become increasingly interconnected, which has increased the probability that conditions in one country, region or market might adversely impact issuers in a different country, region or market. Events such as war, terrorism, natural and environmental disasters and the spread of infectious illnesses, pandemics or other public health emergencies may adversely affect the global economy and the securities, local commercial real estate markets and issuers in which the Account invests. Recent examples of such events include the COVID-19 pandemic that was first detected in Wuhan, China in December 2019 and has since spread worldwide, resulting in government imposed shutdowns across the globe. These events have and could continue to reduce consumer demand and economic output, result in market closure, travel restrictions or quarantines, and generally have a significant impact on the economy, and, as a result, have an adverse effect on the Account’s business;
•ESG Criteria Risk. The risks that the Account’s utilization of environmental, social and governance ("ESG") criteria in its commercial real estate underwriting may result in the Account foregoing some commercial real estate market opportunities that could be beneficial to the Account. Consequently, the Account may underperform other investment vehicles that do not utilize such ESG criteria in selecting portfolio properties;
•Foreign Real Property Investment Risk. Foreign commercial real properties, foreign real estate loans, and foreign debt investments may experience unique risks such as changes in currency exchange rates, imposition of market controls or currency exchange controls, seizure, expropriation or nationalization of assets, political, social or diplomatic events or unrest, regulatory and taxation risks and risks associated with enforcing judgments in foreign countries that could cause the Account to lose money. The risks described above often increase in countries with emerging markets;
•Risk of Investing in REIT Securities. Investments in REIT securities are subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying properties owned by the entity, while mortgage REITs may be affected by the quality of any credit extended. In addition to these risks, because REIT investments are securities and generally publicly traded, they may be exposed to market risk and potentially significant price volatility due to changing conditions in the financial markets and, in particular, changes in overall interest rates, regardless of the value of the underlying real estate such REIT may own;
•Risks of Mortgage-Backed Securities. The Account from time to time has invested in mortgage-backed securities and may in the future invest in such securities. Mortgage-backed securities, such as commercial mortgage-backed securities ("CMBS") and residential mortgage-backed securities ("RMBS"), are subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. The underlying mortgage loans may experience defaults, are subject to prepayment risk or extension risk and are highly sensitive to changes in interest rates, liquidity of the secondary market, economic conditions impacting financial institutions and the credit markets generally, and changes in governmental policies impacting Fannie Mae and Freddie Mac and/or U.S. Government programs related to mortgages that may be implemented in the future;
•Risks of Investing in Mortgage Loans and Related Investments. Because the Account’s investment strategy includes investments in mortgage loans (i.e., the Account serving as lender), the Account will be subject to the risks inherent in making mortgage loans, including, among others, (i) borrower default, bankruptcy and insolvency that results in the Account being unable to recover some or all of its original investment, (ii) mechanic’s or tax liens that may have priority over the Account’s security interest, (iii) a deterioration in the financial condition of tenants, (iv) changes in interest rates for the Account’s variable-rate mortgage loans and other debt instruments that may increase or decrease the investment’s yield, (v) the risk that borrowers pay off their mortgage loans earlier or later than expected resulting in a decline in income, and (vii) the costs of hedging strategies for domestic and foreign loans or securities that may increase the Account’s transactions costs and reduce its performance;
•Risks of U.S. Government and Government Agency Securities.Risks associated with investment securities issued by U.S. Government agencies and U.S. Government-sponsored entities, including the risk that the issuer may not have their securities backed by the full faith and credit of the U.S. Government, which could adversely affect the pricing and value of such securities. Such securities are also subject market movements, regulatory changes, changes in political or economic conditions or downgrades or threatened downgrades of the credit rating for U.S. Government obligations generally that could negatively impact the value of the securities and the Account’s ability to dispose of the security at a favorable time. U.S. Government securities generally present limited credit risk compared to other types of debt securities but are not free from risk;
•Risks of Corporate Obligations. The Account’s investment in corporate obligations (such as commercial paper and other types of corporate debt) may be subject to general dislocations in the finance or credit markets, fluctuations in transaction activity that could impair the Account’s ability to dispose of a corporate debt security at a favorable time, and the risk that the credit quality of the corporate issuer will deteriorate, any of which could have a negative impact on the value of the investment; and
•Risks of Liquid, Fixed-Income Investments and Other Securities. Risks associated with investments in liquid, fixed-income investments and real estate-related liquid assets (which could include, from time to time, registered or unregistered REIT securities and CMBS), and non-real estate-related liquid assets, including:
•Issuer Risk (Financial risk)-The risk that the issuer will not be able to pay principal and interest when due or that the issuer’s earnings will fall;
•Credit Risk (a type of Issuer Risk)-The risk that the issuer of fixed-income investments may not be able or willing to meet interest or principal payments when the payments become due;
•Credit Spread Risk-The risk that credit spreads (i.e., the difference in yield between securities that is due to differences in each security’s respective credit quality) may increase when market participants believe that bonds or other fixed-income securities generally have a greater risk of default, which could result in a decline in the market values of the Account’s debt or other fixed-income securities;
•Market Volatility, Liquidity and Valuation Risk (types of Market Risk)-The risk that the changing conditions in financial markets may cause the Account’s investments to experience price volatility;
•Interest Rate Risk (a type of Market Risk)-The risk that interest rate volatility may affect the Account’s current income from an investment or the pricing of that investment. In general, changing interest rates could have unpredictable effects on the markets and may expose markets to heightened volatility;
•Downgrade Risk-The risk that securities are subsequently downgraded should TIAA and/or rating agencies believe the issuer’s business outlook or creditworthiness has deteriorated;
•Income Volatility Risk-The risk that the level of current income from a portfolio of fixed-income investments may decline in certain interest rate environments;
•Call Risk-The risk that, during periods of falling interest rates, an issuer may call (or repay) a fixed-income security prior to maturity, resulting in a decline in the Account’s income;
•Prepayment Risk-The risk that, during periods of falling interest rates, borrowers may pay off their loans sooner than expected, forcing the Account to reinvest the unanticipated proceeds at lower interest rates and resulting in a decline in income;
•Extension Risk-The risk that, during periods of rising interest rates, borrowers may pay off their mortgage and other loans later than expected, preventing the Account from reinvesting principal proceeds at higher interest rates and resulting in less income than potentially available;
•U.S. Government Securities Risk-Securities issued by the U.S. Government or one of its agencies or instrumentalities may receive varying levels of support from the U.S. Government, which could affect the Account’s ability to recover should they default. To the extent the Account invests significantly in securities issued or guaranteed by the U.S. Government or its agencies or instrumentalities, any market movements, regulatory changes or changes in political or economic conditions that affect the securities of the U.S. Government or its agencies or instrumentalities in which the Account invests may negatively impact the Account’s performance;
•State and Municipal Investment Risk-The risk that events affecting states and municipalities, including severe financial difficulties and continued budget deficits, may adversely impact the Account’s investments and its performance;
•Foreign Securities Risk-Foreign securities investments may experience unique risks such as changes in currency exchange rates, imposition of market controls or currency exchange controls, seizure, expropriation or nationalization of assets, and political, social or diplomatic events or unrest that could cause the Account to lose money. The risks described above often increase in countries with emerging markets;
•Emerging and Frontier Markets Risk-The risk of foreign investment often increases in countries with emerging markets. For example, these countries may have more unstable governments than developed countries, and their economies may be based on only a few industries. Because their financial markets may be very small, share prices of financial instruments in emerging market countries may be volatile and difficult to determine. Financial instruments of issuers in these countries may be less liquid than those of issuers in more developed countries. In addition, foreign investments are subject to a variety of special restrictions in many emerging market countries. Frontier markets are those emerging markets that are considered to be among the smallest, least mature and least liquid, and as a result, the risks of investing in emerging markets are magnified in frontier markets;
•Fixed-Income Foreign Investment Risk-Investment in fixed-income securities or financial instruments of foreign issuers involves increased risks due to adverse issuer, political, regulatory, currency, market or economic developments. These developments may impact the ability of a foreign debt issuer to make timely and ultimate payments on its debt obligations to the Account or impair the Account’s ability to enforce its rights against the foreign debt issuer. These risks are heightened in emerging or developing markets. Foreign fixed-income investments may also be less liquid and more difficult to value than fixed-income investments in U.S. issuers;
•Sovereign Debt Risk-The risk that the issuer of non-U.S. sovereign debt or the governmental authorities that control the repayment of such debt may be unable or unwilling, due to social, political or economic factors, to repay principal or interest when due, resulting in losses to the Account;
•Supranational Debt Risk-The risk that the issuer of multinational or supranational foreign debt (e.g., the European Union or the International Monetary Fund (IMF)) that controls the repayment of such debt may be unable or unwilling, due to social, political or economic factors such as the sudden or gradual disintegration of the multinational or supranational organization, to repay principal or interest when due, resulting in losses to the Account;
•Active Management Risk-The risk that the Account’s investment strategy, investment selection or trading execution may cause the Account to underperform relative to a comparison index or accounts or issuers with similar investment objectives;
•Currency Risk-The risk that foreign (non-U.S.) currencies may decline in value relative to the U.S. dollar and adversely affect the value of the Account’s investments in foreign currencies, securities denominated in foreign currencies or derivative instruments that provide exposure to foreign currencies;
•Derivatives Risk-The risks associated with investing in derivatives and other types of hedging strategies may be different and greater than the risks associated with directly investing in the underlying securities and other instruments. The Account may use futures, options, or forwards, and the Account may also use more complex derivatives such as swaps that might present liquidity, credit and counterparty risk. When investing in derivatives, the Account may lose more than the principal amount invested;
•Currency Management Strategies Risk-Currency management strategies, including the use of forward currency contracts and other derivatives, may substantially change the Account’s exposure to currencies and currency exchange rates and could result in losses to the Account if currencies do not perform as anticipated;
•Counterparty and Third Party Risk-The Account’s transactions involving a counterparty to a derivative or other instrument, or to a third party responsible for servicing the instrument, are subject to the credit risk of the counterparty or third party, and to the counterparty’s or third party’s ability to perform in accordance with the terms of the transaction;
•Regulation S and Rule 144A Securities Risk-The risk that SEC Regulation S and Rule 144A securities may be less liquid, and have less disclosure and investor protections, than publicly traded securities. Such securities may involve a high degree of business and financial risk and may result in losses to the Account;
•Illiquid Investments Risk-The risk that illiquid investments may be difficult for the Account to sell for the value at which they are carried, if at all, or at any price within the desired time frame; and
•Deposit/Money Market Risk-The risk that the Account could experience losses if banks fail.
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
Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended September 30, 2020 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.
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
Real Estate-Related Investments. The Account intends to have between 75% and 85% of its net assets invested directly in real estate or real estate-related investments with the goal of producing favorable long-term returns primarily through rental income and appreciation. These investments may consist of:
•Direct ownership interests in domestic and foreign real estate;
•Direct ownership of real estate through interests in joint ventures; or
•Indirect interests in real estate through real estate-related securities, such as:
◦public and/or privately placed, domestic and foreign, registered and unregistered equity investments in REITs, which investments may consist of registered or unregistered common or preferred stock interests;
◦private real estate limited partnerships and limited liability companies (collectively, "real estate funds");
◦investments in equity or debt securities of domestic and foreign companies whose operations involve real estate (i.e., that primarily own, develop or manage real estate) which may not be REITs; and
◦domestic or foreign loans, including conventional commercial mortgage loans, participating mortgage loans, secured domestic and foreign (including U.K.) mezzanine loans, subordinated loans and collateralized mortgage obligations, including CMBS and other similar investments.
The Account’s principal investment strategy is to purchase direct ownership interests in income-producing real estate, primarily office, industrial, retail and multi-family properties. The Account is targeted to hold between 65% and 85% of the Account’s net assets in such direct ownership interests.
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. Management intends that the Account will not hold more than 10% of net assets in such securities on a long-term basis. As of September 30, 2020, publicly traded REIT securities comprised approximately 2.8% of the Account’s net assets, and the Account held no CMBS as of such date.
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
•U.S. Treasury or U.S. Government agency securities;
•Intermediate-term or long-term government related instruments, such as bond or other fixed-income securities issued by U.S. Government agencies, U.S. States or municipalities or U.S. Government-sponsored entities as well as foreign governments and their agencies (including those in emerging markets) and supranational or multinational organizations (e.g., the European Union);
•Intermediate-term or long-term non-government related instruments, such as corporate debt securities or asset-backed securities (“ABS”) issued by domestic or foreign entities, including domestic or foreign mezzanine or other debt, MBS, RMBS, debt securities of foreign governments, and collateralized debt (“CDO”), collateralized bond (“CBO”) and collateralized loan (“CLO”) obligations, but only if such non-government related instruments are investment-grade securities;
•Money market instruments and other cash equivalents. These will usually be high-quality, short-term debt instruments, including U.S. Government or government agency securities, commercial paper, certificates of deposit, bankers’ acceptances, repurchase agreements, interest-bearing time deposits, and corporate debt securities; and
•To a limited extent, privately issued (or non-publicly traded) debt securities, including Rule 144A securities, issued by domestic and foreign companies that do not primarily own or manage real estate, but only if such domestic and foreign privately issued debt securities are investment-grade securities.
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
Foreign Investments. The Account may also make foreign real estate and foreign real estate-related investments and foreign liquid, fixed-income investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management doesn't intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of September 30, 2020, the Account did not hold any foreign real estate investments.

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
THIRD QUARTER 2020 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook

Key Macro Economic Indicators*	Actuals		Forecast
	2Q20	3Q20	2020	2021
Economy(1)
Gross Domestic Product ("GDP")	(31.4)%	33.1%	(3.9)%	3.8%
Employment Growth (Contraction) (3)	(13,281)	3,926	(703)	300
Unemployment Rate	11.1%	7.9%	9.1%	7.6%
Interest Rates(2)
10 Year Treasury	0.7%	0.7%	0.8%	1.1%
Sources: Bloomberg, BEA, Bureau of Labor Statistics, Federal Reserve and Moody’s Analytics
*Data subject to revision
(1)GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while annual values represent a twelve-month average.
(2)Treasury rates are an average over the stated period.
(3)Values presented in thousands.
In the aftermath of the worst economic quarter in U.S. history, the third quarter of 2020 was a story of recovery. Most U.S. states adopted a phased approach in their attempt to minimize the spread of the virus in the second and third quarters of 2020, allowing sectors with lower comparative risk to reopen first. The phased approach has slowed the rate of spread among the population, reducing the risk of a return to full economic shutdown, but it has also served to limit the economic recovery. Most states continue to have strict occupancy limits, restrictions on large gatherings, and mask mandates are frequently required when congregating indoors.
Multiple vaccine candidates currently under development provide some optimism that the spread of the virus can be better mitigated in 2021 if one or more of these candidates prove successful. Moreover, more experience with the virus has standardized treatments and improved patient outcomes. The continuation of the U.S. economic recovery will be highly dependent on the success or failure of these efforts. Restrictions on occupancy as previously described are likely to persist until the spread of the virus is controlled, or the severity of its symptoms more effectively treated. In addition to the uncertainty of the extent of the COVID-19 pandemic's longevity, the U.S. presidential election in November 2020 is an additional variable that will weigh heavily on the fourth quarter of 2020.
The U.S. unemployment rate rebounded consistent with the reopening of the U.S. economy, ending at 7.9% for the third quarter. Certain sectors such as hospitality, tourism and certain retail remain significantly challenged by the pandemic and will continue to be such in the coming months. Continued improvement in the unemployment rate will be contingent on the reopening phases continuing to progress. The economic impact of the COVID-19 pandemic has been especially pronounced on lower-income families. Elementary and secondary students returning to the classroom in some states is a positive development, as lower-income workers may have limited alternative options in regards to childcare. The U.S. Congress may pass additional stimulus to assist American workers, but such stimulus will not occur until after the presidential election. The Federal Reserve has maintained that interest rates are highly unlikely to increase in 2021, and are likely to stay at their current level through 2023.

Real Estate Market Conditions and Outlook
Since February 2020, commercial real estate prices have fallen 10%, as calculated by the Green Street Advisor Commercial Property Price Index (“CPPI"). Declines have been uneven across sectors due to the disproportionate impact of the COVID-19 pandemic. Sectors highly dependent on social interaction, such as retail, hospitality, and amusements have been most severely impacted, as government restrictions paired with consumer caution has caused demand to sharply decline. Real estate transaction volume is down approximately 36% year-to-date when compared to 2019. Transactions in 2020 have been concentrated in two sectors which comprise more than 60% of total volume, apartments and industrial.
The Account continues to benefit from its ample liquidity resources, which allow the Account to weather economic downturns without liquidating properties at suboptimal pricing.

During the second and third quarters of 2020, the Account received approximately 1,050 requests from tenants for rent relief as a result of the COVID-19 pandemic, with an aggregate exposure of $47.8 million of rental income. Relief requests have been almost exclusively rent deferrals, with rent postponed for a brief period (i.e., less than six months) and then repaid over the remaining duration of the lease. Requests are evaluated on a case-by-case basis, with the likelihood of future collection of the deferred balance a key consideration during the evaluation process. As of September 30, 2020, the Account did not have material exposure to tenant defaults or rent concessions. The Account did record modest increases to its allowances for uncollectible rent in the third quarter, most notably among properties within the retail sector. Refer to the Account's Results of Operations for additional commentary in regards to these increases.

Data for the Account’s top five markets in terms of market value as of September 30, 2020 are provided below. The five markets presented below represent 43.1% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 90.5% leased.

Top 5 Metro Areas by Fair Market Value(1)	Account % Leased Fair Value Weighted(2)	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio(3)	Metro Area Fair Value as a % of Total Investments
Washington-Arlington-Alexandria, DC-VA-MD-WV	82.7%	17	11.1%	9.7%
Los Angeles-Long Beach-Anaheim, CA	94.1%	16	10.2%	8.9%
Boston-Cambridge-Newton, MA-NH	89.0%	8	7.6%	6.6%
New York-Newark-Jersey City, NY-NJ-PA	78.1%	12	7.6%	6.6%
San Francisco-Oakland-Hayward, CA	91.2%	10	6.6%	5.8%
(1)The table above has been standardized to depict metropolitan statistical area ("MSA") definitions. Prior iterations of this table presented metropolitan divisions, which represent a subset of the larger MSA.
(2)Weighted by fair value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair value of the Account’s monetary investments in those markets.
(3)Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.
Office
The impact of the COVID-19 pandemic remains an open question on the future of the office sector. While many states have opened sufficiently to allow employees back into physical offices, many companies are moving cautiously in returning employees to the office. Companies are continuing to invest in telecommuting options as a result of the pandemic, and the investments made in infrastructure to facilitate remote work (e.g., new hardware, additional data storage) will persist after the pandemic subsides. Companies may require less space due to a reduced on-site employee presence, but companies may also require additional space to better facilitate open-office concepts that incorporate distancing between employees. Lessors that are positioned to provide flexible options to lessees will be best suited to navigate the post-pandemic leasing environment. Moreover, additional capital investment from lessors may be necessary to reposition office spaces to suit the changing needs of companies.
As of September 30, 2020, the Account's rents from office tenants were not materially affected, but the duration of the COVID-19 pandemic remains unknown. Tenants requesting rent relief have generally requested rent deferrals for a limited period of time (i.e., less than six months), with the unpaid rent to be paid over the duration of the remaining lease. If the severity of the COVID-19 pandemic persists throughout 2020 and into 2021, the likelihood that tenants may request additional rent deferrals, rent concessions or default increases. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions.
Vacancy nationwide increased from 13.0% in the second quarter of 2020 to 14.0% in the third quarter, as reported by CBRE-EA. New construction effectively stalled with the arrival of the COVID-19 pandemic, but the completion of construction already underway has continued to deliver new supply into a weak leasing environment. The new supply was the main driver behind the national vacancy increase. The vacancy rate of the Account’s office portfolio increased to 14.1% in the third quarter of 2020, as compared to 12.8% in the prior quarter, driven primarily by scheduled lease expirations, most notably in the Boston metro area. The above-average vacancy rate in the New York metro area is driven by two properties currently undergoing redevelopment to increase the long term value of the properties. The vacancy rate in the New York metro will remain elevated over the near term as legacy tenants fully vacate the properties and redevelopment efforts continue.

			Account Square Foot Weighted Average Vacancy		Market Vacancy(2)
Top 5 Office Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q3 2020	Q2 2020	Q3 2020	Q2 2020
Account / Nation			14.1%	12.8%	14.0%	13.0%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,491.3	5.7%	12.4%	12.8%	15.8%	15.2%
Boston-Cambridge-Newton, MA-NH	1,490.5	5.7%	12.7%	10.8%	10.4%	9.6%
New York-Newark-Jersey City, NY-NJ-PA	1,126.3	4.3%	36.3%	32.4%	10.6%	9.2%
San Francisco-Oakland-Hayward, CA	1,033.2	4.0%	4.3%	2.4%	10.1%	8.0%
Los Angeles-Long Beach-Anaheim, CA	821.6	3.2%	4.7%	4.7%	14.3%	12.9%
(1)The table above has been standardized to depict metropolitan statistical area ("MSA") definitions. Prior iterations of this table presented metropolitan divisions, which represent a subset of the larger MSA.
(2)Source: CBRE-EA. Market vacancy is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space.
Industrial
The industrial sector continues to demonstrate resiliency through the COVID-19 pandemic. The pandemic has accelerated consumers' long-term shift to e-commerce, and this shift has allowed demand for industrial space to remain stable. When compared against the other three core real estate sectors, the industrial sector is best positioned to weather the economic uncertainty caused by the COVID-19 pandemic. Investors continue to view the sector favorably, as reflected in the outsized weighting of industrial assets in sales transactions closed in 2020.
As of September 30, 2020, the Account's rents from industrial tenants were not materially affected, but the duration of the COVID-19 pandemic remains unknown. Tenants requesting rent relief have generally requested rent deferrals for a limited period of time (i.e., less than six months), with the unpaid rent to be paid over the duration of the remaining lease. If the severity of the COVID-19 pandemic persists throughout 2020 and into 2021, the likelihood that tenants may request additional rent deferrals, rent concessions or default increases. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions, though demand for industrial space has been relatively steady throughout the pandemic.
The national industrial availability rate of 7.6% in the third quarter of 2020 was steady with the prior quarter as reported by CBRE-EA.Vacancies are highest in geographic locations with significant exposure to oil and gas (e.g,. Houston, Dallas). The average vacancy rate of the Account’s industrial properties increased to 9.1% in the third quarter of 2020 from 6.5% in the previous quarter, primarily driven by a scheduled lease expiration at a property in the Riverside-San Bernardino-Ontario metro area. The property is well positioned in the local market, and management expects to redeploy the space relatively quickly due to healthy demand.

			Account Square Foot Weighted Average Vacancy		Market Vacancy(2)
Top 5 Industrial Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q3 2020	Q2 2020	Q3 2020	Q2 2020
Account / Nation			9.1%	6.5%	7.6%	7.6%
Riverside-San Bernardino-Ontario, CA	$1,011.1	3.9%	13.8%	0.0%	5.8%	6.0%
Seattle-Tacoma-Bellevue, WA	412.3	1.6%	2.9%	3.3%	6.0%	5.5%
Los Angeles-Long Beach-Anaheim, CA	384.6	1.5%	5.7%	5.9%	5.3%	5.5%
Dallas-Fort Worth-Arlington, TX	350.3	1.3%	4.9%	7.9%	8.0%	8.6%
Miami-Fort Lauderdale-West Palm Beach, FL	275.7	1.1%	—%	0.6%	8.0%	7.7%
(1)The table above has been standardized to depict MSA definitions. Prior iterations of this table presented metropolitan divisions, which represent a subset of the larger MSA.
(2)Source: CBRE-EA. Market vacancy is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space.
Multi-Family
Apartment demand is driven by a combination of economic and demographic forces including job growth, household formations, and changes in the U.S. homeownership rate. The recovery of the U.S. unemployment rate (from 11.1% at the end of the second quarter to 7.9% at the end of the third quarter) is an encouraging development for the ongoing health of the sector, especially as stimulus programs from the federal government expire. The emergency increase of $600 per week to those collecting unemployment benefits expired in late July. An executive order was issued shortly thereafter, providing a $300 federal supplement to unemployment benefits, but funding for the order was limited and has been substantially exhausted. Additional stimulus efforts by the U.S. Congress, if any, are unlikely to occur until after the completion of the presidential election in November.
As of September 30, 2020, the Account's rents from multifamily tenants were not materially affected, but the duration of the COVID-19 pandemic remains unknown. If the severity of the COVID-19 pandemic persists throughout 2020 and into 2021, the likelihood that tenants may request rent deferrals, rent concessions or default increases. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions. Rent concessions for new tenants have moderately increased in recent months, most notably among luxury apartments in densely populated metro areas, as the pandemic has cooled demand for these units.
The national apartment vacancy rate declined from 4.7% in the second quarter of 2020 to 4.3% in the third quarter, as reported by RealPage. The COVID-19 pandemic has impacted the sector unevenly, with apartments in low density areas seeing demand increase or hold steady, but apartments in higher density areas seeing more tempered demand. Student housing properties are likewise challenged by the pandemic, as many universities utilize remote learning options for the 2020-2021 school year. The vacancy rate of the Account’s apartment properties increased to 8.5% in the third quarter of 2020 as compared to 7.9% in the prior quarter. Modest increases in vacancies in the Washington and Los Angeles metro areas are attributed to normal lease expirations paired with a competitive leasing environment to redeploy the vacant units.

			Account Units Weighted Average Vacancy		Market Vacancy(2)
Top 5 Apartment Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q3 2020	Q2 2020	Q3 2020	Q2 2020
Account / Nation			8.5%	7.9%	4.3%	4.7%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$742.0	2.9%	7.6%	6.6%	4.7%	4.3%
Los Angeles-Long Beach-Anaheim, CA	686.1	2.6%	8.9%	7.6%	4.5%	4.7%
Miami-Fort Lauderdale-West Palm Beach, FL	562.1	2.2%	8.3%	10.8%	5.0%	5.0%
Denver-Aurora-Lakewood, CO	413.7	1.6%	7.1%	7.2%	4.7%	5.4%
New York-Newark-Jersey City, NY-NJ-PA	348.9	1.3%	1.3%	1.3%	3.0%	2.5%
(1)The table above has been standardized to depict MSA definitions. Prior iterations of this table presented metropolitan divisions, which represent a subset of the larger MSA.
(2)Source: RealPage. Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units.
Retail
While all core real estate sectors have been negatively impacted by the COVID-19 pandemic to some degree, the impact to the retail sector has been especially pronounced. Retailers have attempted to find alternative ways to deliver products to customers through e-commerce solutions, but retail is still highly dependent on customer traffic in stores to generate revenue. Most states have reopened sufficiently to allow for customer traffic to return, but some consumers remain hesitant to venture into enclosed spaces, and most states still maintain strict occupancy limits. Traditional retail was facing ongoing challenges from e-commerce platforms long before the COVID-19 pandemic, and the pandemic has accelerated the shift in consumers' preferences from brick-and-mortar retail to digital storefronts. The third quarter saw a number of retailers announce bankruptcy, as declines in revenue have not been commensurate with declines in expenses. Additional bankruptcies are a continued risk as the COVID-19 pandemic persists, especially among retailers with unsustainable debt obligations.
As of September 30, 2020, the Account's rents from retail tenants were not materially affected, but the duration of the COVID-19 pandemic remains unknown. Requests for rent relief were more common among retail tenants than other sectors. Tenants requesting rent relief have generally requested rent deferrals for a limited period of time (i.e., less than six months), with the unpaid rent to be paid over the duration of the remaining lease. If the severity of the COVID-19 pandemic persists throughout 2020 and into 2021, the likelihood that tenants may request additional rent deferrals, rent concessions or default increases. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions. Collections of rent from retail tenants not in deferral have notably improved since the second quarter of 2020, but near-term economic prospects for retailers remain especially challenging. The Account is closely monitoring the collectability of accrued rental income and adjusting its allowances for uncollectible rent as needed.
The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers. The retail portfolio is managed to minimize significant exposure to any single retailer. The Account has over 1,100 retailers across its portfolio, with its largest retail exposure comprising less than 3.5% of total retail rentable area. The Account’s retail vacancy increased to 6.9% in the third quarter of 2020 from 6.5% in the prior quarter driven by scheduled lease expirations.

			Account Units Weighted Average Vacancy		Market Vacancy(1)
	Total Exposure ($M)	% of Total Investments	Q3 2020	Q2 2020	Q3 2020	Q2 2020
All Retail			6.9%	6.5%	9.4%	9.0%
Lifestyle & Mall	$2,154.5	8.3%	7.1%	6.5%	6.5%	5.8%
Neighborhood, Community & Strip	1,479.7	5.7%	6.7%	6.7%	9.4%	9.0%
Power Center(2)	613.8	2.4%	6.5%	5.3%	7.3%	7.1%
(1)Source: CBRE-EA. Market vacancy is defined as the percentage of space available for rent. The Account’s vacancy is the square foot-weighted percentage of unleased space.
(2)The Power Center designation is reserved for properties with three or more anchor units. Anchor units are leased to large retailers such as department stores, home improvement stores and warehouse clubs. Properties with the Neighborhood, Community and Strip designation consist of two or less anchor units.

Hotel
The impact of the COVID-19 pandemic on the hospitality sector has been especially severe among hotels that cater primarily to business travelers. Business travel has been curtailed significantly, with travel limited primarily to those who must travel for essential reasons. Business travel is likely to continue to be significantly depressed in the coming months, with businesses shifting to virtual meetings and conferences. Leisure travel has partially recovered domestically, benefiting from the inability of American travelers to travel overseas. All hotel operators are faced with rising costs from measures taken to mitigate the spread of the virus, and few operators are experiencing increases in revenue to offset those costs. The duration and severity of the COVID-19 pandemic remains unknown, and its significant impact on travel increases the likelihood that hotel revenues and occupancy rates will continue to be challenged over the near term.
The Account's exposure to the hospitality sector is limited to one hotel in the Dallas metro area. The hotel is located in a business park in the Dallas metro area and caters largely to business travelers. Key metrics to track hotel performance include occupancy, the average daily rate ("ADR") and revenue per available room ("RevPAR"). For the quarter ended September 30, 2020, occupancy of the property increased to 24.8% as compared to 8.1% in the previous quarter. ADR and RevPAR were $115.86 and $28.70, respectively, for the third quarter of 2020, as compared to $105.86 and $8.62, respectively, in the prior quarter.
INVESTMENTS
As of September 30, 2020, the Account held 87.4% of its total investments in real estate and real estate joint ventures. The Account also held investments in loans receivable, including those with related parties, representing 6.0% of total investments, U.S. Treasury securities representing 2.7% of total investments, real estate-related equity securities representing 2.5% of total investments and real estate funds representing 1.4% of total investments.
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of September 30, 2020 was $2.5 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $2.9 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the Consolidated Schedules of Investments. Total outstanding principal on the Account’s portfolio as of September 30, 2020, inclusive of loans payable within the joint venture investments and $0.1 billion of loans outstanding on Line of Credit I, was $5.5 billion, which represented a loan-to-value ratio of 18.7%.
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
The following table lists the Account's ten largest investments as of September 30, 2020. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Concentrations of Risk.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Fashion Show	50%	Las Vegas	NV	Retail	$982.6	$426.7	$555.9	3.9%	3.4%
The Florida Mall	50%	Orlando	FL	Retail	811.6	154.4	657.2	3.2%	2.8%
Simpson Housing Portfolio	80%	Various	U.S.A.	Apartment	803.0	383.4	419.6	3.1%	2.8%
1001 Pennsylvania Avenue	100%	Washington	D.C.	Office	798.4	319.7	478.7	3.1%	2.8%
Colorado Center	50%	Santa Monica	CA	Office	618.0	279.7	338.3	2.4%	2.1%
99 High Street	100%	Boston	MA	Office	545.2	288.0	257.2	2.1%	1.9%
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	518.7	—	518.7	2.0%	1.8%
Lincoln Centre	100%	Dallas	TX	Office	434.2	—	434.2	1.7%	1.5%
701 Brickell Avenue	100%	Miami	FL	Office	422.6	182.9	239.7	1.7%	1.5%
Four Oaks Place	51%	Houston	TX	Office	421.5	85.4	336.1	1.7%	1.5%
(1)The Account's share of the fair value of the property investment, gross of debt.
(2)Debt fair values are presented at the Account's ownership interest.
(3)The Account's share of the fair value of the property investment, net of debt.
(4)Total real estate portfolio is the aggregate fair value of the Account's wholly-owned properties and the properties held within a joint venture, gross of debt.
(5)Total investments are the aggregate fair value of all investments held by the Account, gross of debt. Total investments, as calculated within this table, will vary from total investments, as calculated in the Account's Consolidated Schedule of Investments, as joint venture investments are presented in the Consolidated Schedules of Investments at their net equity position in accordance with previously defined GAAP.

Results of Operations
Three months ended September 30, 2020 compared to three months ended September 30, 2019
Net Investment Income
The following table shows the results of operations for the three months ended September 30, 2020 and 2019 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended September 30,		Change
	2020	2019	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$295.0	$282.6	$12.4	4.4%
Real estate property level expenses:
Operating expenses	66.5	64.5	2.0	3.1%
Real estate taxes	53.3	46.9	6.4	13.6%
Interest expense	24.1	27.1	(3.0)	(11.1)%
Total real estate property level expenses	143.9	138.5	5.4	3.9%
Real estate income, net	151.1	144.1	7.0	4.9%
Income from real estate joint ventures and funds	33.1	61.4	(28.3)	(46.1)%
Interest	20.7	43.5	(22.8)	(52.4)%
Dividends	6.0	5.9	0.1	1.7%
TOTAL INVESTMENT INCOME	210.9	254.9	(44.0)	(17.3)%
Expenses:
Investment management charges	16.4	17.3	(0.9)	(5.2)%
Administrative charges	10.9	12.1	(1.2)	(9.9)%
Distribution charges	5.8	7.5	(1.7)	(22.7)%
Mortality and expense risk charges	0.3	0.3	—	—%
Liquidity guarantee charges	14.3	15.3	(1.0)	(6.5)%
TOTAL EXPENSES	47.7	52.5	(4.8)	(9.1)%
INVESTMENT INCOME, NET	$163.2	$202.4	$(39.2)	(19.4)%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the three months ended September 30, 2020 and 2019. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions, unaudited).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2020	2019	$	%	2020	2019	$	%	2020	2019	$	%
Same Property	$244.3	$249.9	$(5.6)	(2.2)%	$55.7	$58.0	$(2.3)	(4.0)%	$44.6	$43.1	$1.5	3.5%
Properties Acquired	48.8	6.6	42.2	N/M	10.9	1.3	9.6	N/M	8.4	1.1	7.3	N/M
Properties Sold	1.9	26.1	(24.2)	N/M	(0.1)	5.2	(5.3)	N/M	0.3	2.7	(2.4)	N/M
Impact of Properties Acquired/Sold	50.7	32.7	18.0	N/M	10.8	6.5	4.3	N/M	8.7	3.8	4.9	N/M
Total Property Portfolio	$295.0	$282.6	$12.4	4.4%	$66.5	$64.5	$2.0	3.1%	$53.3	$46.9	$6.4	13.6%
N/M—Not meaningful

Rental Income:
Rental income increased by $12.4 million, or 4.4%, due to net acquisition activity. Income from properties held in both periods declined $5.6 million, or 2.2%, primarily due to increases in allowances for uncollectible rent, most notably among the retail and office portfolios. The rising allowances are a direct consequence of financial pressures caused by the COVID-19 pandemic, as certain tenants are at greater risk of bankruptcy or default. The Account is closely monitoring the collectability of accrued rent and adjusting allowances as needed.
Rent relief requested by lessees in 2020 has generally been in the form of rent deferrals, with payments delayed for a limited period of time and subsequently repaid over the life of the lease. Rental income continues to be accrued during the deferral period so long as future collection of the deferred rent is probable. The Account has not had material exposure to rent concessions or lease defaults for tenants impacted by the COVID-19 pandemic for the three months ended September 30, 2020.
Operating Expenses:
Operating expenses increased $2.0 million, or 3.1%, primarily driven by net acquisition activity. Operating expenses among properties held in both periods were down $2.5 million, attributed to decreases in certain discretionary costs as a result of the COVID-19 pandemic. These declining costs, which include expenses such as marketing and maintenance, were most notable among properties within the office sector.
Real Estate Taxes:
Real estate taxes increased $6.4 million, or 13.6%, due primarily to net acquisition activity.
Interest Expense:
Interest expense decreased $3.0 million, or 11.1%, as a result of a lower average interest rates on outstanding principal balances of loans payable, as compared to the same period in 2019.
Income from Real Estate Joint Ventures and Funds:
Income from real estate joint ventures and funds decreased $28.3 million, or 46.1%, which is primarily attributed to the full acquisition of the DDRTC Core Retail Fund LLC in the first quarter of 2020 (changing the balance sheet classification from joint venture to wholly-owned) paired with an overall decline in income from multiple retail joint ventures.
Interest and Dividend Income:
Interest income decreased $22.8 million due to the reduction of short-term securities held by the Account. Dividend income increased $0.1 million, remaining relatively flat as compared to the same period in 2019.
Expenses:
Investment management, administrative and distribution costs are charged to the Account associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, as applicable, on an at cost basis. These expenses decreased $3.8 million from the comparable period of 2019, primarily attributed to lower expenses for real estate asset management services and other expense reduction measures undertaken by TIAA.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. Mortality and expense risk expenses remained unchanged between the comparative periods. Liquidity guarantee expenses decreased $1.0 million as a result of the decline in average net assets.

Net Realized and Unrealized Gains and Losses on Investments and Loans Payable
The following table shows the net realized and unrealized gains and losses on investments and loans payable for the three months ended September 30, 2020 and 2019 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Three Months Ended September 30,		Change
	2020	2019	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(3.0)	$300.0	$(303.0)	N/M
Marketable securities	19.7	27.5	(7.8)	(28.4)
Total realized gain on investments:	16.7	327.5	(310.8)	N/M
Net change in unrealized appreciation (depreciation) on:
Real estate properties	(89.1)	(83.2)	(5.9)	7.1
Real estate joint ventures and funds	(56.7)	(138.0)	81.3	(58.9)
Marketable securities	1.5	37.3	(35.8)	(96.0)
Loans receivable	(9.2)	(1.0)	(8.2)	N/M
Loans receivable with related parties	0.4	(0.4)	0.8	N/M
Loans payable	(42.4)	(32.1)	(10.3)	32.1%
Net change in unrealized depreciation on investments and loans payable	(195.5)	(217.4)	21.9	(10.1)
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND LOANS PAYABLE	$(178.8)	$110.1	$(288.9)	N/M
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized losses of $92.1 million during the third quarter of 2020, compared to $216.8 million of unrealized gains during the comparable period of 2019. Net losses in the third quarter were driven by uncertainty in the real estate market due to concerns about occupancy, market rents, and other unfavorable consequences stemming from the COVID-19 pandemic, with the largest declines observed in the office and retail sectors in the Eastern and Western regions.
Real Estate Joint Ventures and Funds:
Real estate joint ventures and funds experienced unrealized losses of $56.7 million during the third quarter of 2020, compared to $138.0 million of unrealized losses during the comparable period of 2019. Net losses in the third quarter of 2020 were primarily driven by the Account's retail joint venture investments. Market rents in the retail sector are declining and are likely to continue over the near term.
Marketable Securities:
The Account’s marketable securities experienced net realized and unrealized gains of $21.2 million during the third quarter of 2020 compared to net realized and unrealized gains of $64.8 million during the comparable period of 2019, primarily attributed sales of securities and the performance of the Account's real-estate related securities. The performance of the Account's REIT portfolio was in line with comparable REIT-based indexes, notably the FTSE NAREIT All Equity Index, in both periods. U.S. Treasuries, government agency notes and corporate bonds had a nominal impact in both periods due to the short and intermediate-term nature of these investments, respectively.
Loans Receivable, including those with related parties:
Loans receivable, including loans receivable with related parties, experienced net realized and unrealized losses of $8.8 million during the third quarter of 2020 compared to a $1.4 million unrealized loss during the comparable period of 2019. Net losses are attributed to uncertainty caused by the COVID-19 pandemic, most notably mezzanine loans collateralized by office properties, which are seeing a decline in occupancy and market rents that fall below current contract rents. Declining property values result in higher loan-to-value ratios, which have an unfavorable impact on valuation. The Account has not had material exposure to delinquencies or loan defaults from borrowers impacted by the COVID-19 pandemic as of September 30, 2020.
Loans Payable:
Loans payable experienced unrealized losses of $42.4 million in the third quarter of 2020, compared to a $32.1 million unrealized loss during the comparable period of 2019. During the third quarter of 2020, credit spreads narrowed resulting in overall unrealized losses for the period.
Results of Operations
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
Net Investment Income
The following table shows the results of operations for the nine months ended September 30, 2020 and 2019 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Nine Months Ended September 30,		Change
	2020	2019	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$906.0	$823.6	$82.4	10.0%
Real estate property level expenses:
Operating expenses	196.6	181.8	14.8	8.1%
Real estate taxes	157.3	138.9	18.4	13.2%
Interest expense	74.0	80.1	(6.1)	(7.6)%
Total real estate property level expenses	427.9	400.8	27.1	6.8%
Real estate income, net	478.1	422.8	55.3	13.1%
Income from real estate joint ventures and funds	110.5	170.9	(60.4)	(35.3)%
Interest	85.0	129.7	(44.7)	(34.5)%
Dividends	17.1	17.5	(0.4)	(2.3)%
TOTAL INVESTMENT INCOME	690.7	740.9	(50.2)	(6.8)%
Expenses:
Investment management charges	46.6	53.6	(7.0)	(13.1)%
Administrative charges	34.2	37.6	(3.4)	(9.0)%
Distribution charges	18.1	24.1	(6.0)	(24.9)%
Mortality and expense risk charges	0.9	1.0	(0.1)	(10.0)%
Liquidity guarantee charges	45.4	41.4	4.0	9.7%
TOTAL EXPENSES	145.2	157.7	(12.5)	(7.9)%
INVESTMENT INCOME, NET	$545.5	$583.2	$(37.7)	(6.5)%

The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the nine months ended September 30, 2020 and 2019. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions, unaudited).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2020	2019	$	%	2020	2019	$	%	2020	2019	$	%
Same Property	$755.0	$730.9	$24.1	3.3%	$162.2	$162.8	$(0.6)	(0.4)%	$133.7	$128.3	$5.4	4.2%
Properties Acquired	144.1	8.4	135.7	N/M	33.6	1.6	32.0	N/M	22.8	1.3	21.5	N/M
Properties Sold	6.9	84.3	(77.4)	N/M	0.8	17.4	(16.6)	N/M	0.8	9.3	(8.5)	N/M
Impact of Properties Acquired/Sold	151.0	92.7	58.3	N/M	34.4	19.0	15.4	N/M	23.6	10.6	13.0	N/M
Total Property Portfolio	$906.0	$823.6	$82.4	10.0%	$196.6	$181.8	$14.8	8.1%	$157.3	$138.9	$18.4	13.2%
N/M—Not meaningful
Rental Income:
Rental income increased by $82.4 million, or 10.0%, due to net acquisition activity paired with scheduled rent step-ups for properties held in both comparative periods, most notably across the office and industrial sector. Market rents in the office, industrial and multifamily sectors were trending upward for several consecutive quarters prior to the pandemic. Market rents have leveled or declined since March 2020, with decreases most significant among the retail sector. A notable offset to the overall increase in rental income were higher allowances for uncollectible rent recorded in the third quarter of 2020, most notably among the retail and office portfolios. The rising allowances are a direct consequence of financial pressures caused by the COVID-19 pandemic, as certain tenants are at greater risk of bankruptcy or default. The Account is closely monitoring the collectability of accrued rent and adjusting allowances as needed.
Rent relief requested by lessees through the nine months ended September 30, 2020 has generally been in the form of rent deferrals, with payments delayed for a limited period of time and subsequently repaid over the life of the lease. Rental income continues to be accrued during the deferral period so long as future collection of the deferred rent is probable. The Account has not had material exposure to rent concessions or lease defaults for tenants impacted by the COVID-19 pandemic for the nine months ended September 30, 2020.
Operating Expenses:
Operating expenses increased $14.8 million, or 8.1%, primarily driven by net acquisition activity.
Real Estate Taxes:
Real estate taxes increased $18.4 million, or 13.2%, primarily driven by net acquisition activity paired with rising tax values of properties across the portfolio, most notably in the office sector.
Interest Expense:
Interest expense decreased $6.1 million, or 7.6%, as a result of lower average interest rates on outstanding principal balances on loans payable, as compared to the same period in 2019.
Income from Real Estate Joint Ventures and Funds:
Income from real estate joint ventures and funds decreased $60.4 million, or 35.3%, which is primarily attributed to the full acquisition of the DDRTC Core Retail Fund LLC in the first quarter of 2020 (changing the balance sheet classification from joint venture to wholly-owned) paired with an overall decline in income from multiple retail joint ventures.

Interest and Dividend Income:
Interest income decreased $44.7 million due to a significant decrease in the Account's short-term security portfolio. Dividend income decreased $0.4 million, consistent with a reduction in the size of the real-estate related securities portfolio from the comparative period.
Expenses:
Investment management, administrative and distribution costs are charged to the Account associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, as applicable, on an at cost basis. These expenses decreased $16.4 million from the comparable period of 2019, primarily attributed to lower expenses for real estate asset management services and other expense reduction measures undertaken by TIAA.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. Mortality and expense risk expenses decreased $0.1 million due to a decline in the Account's average net assets between the comparative periods. Liquidity guarantee expenses increased $4.0 million as a result of the four basis point increase to the expense charge for the liquidity guarantee which was effective August 1, 2019, partially offset by the decline in average net assets.
Net Realized and Unrealized Gains and Losses on Investments and Loans Payable
The following table shows the net realized and unrealized gains and losses on investments and loans payable for the nine months ended September 30, 2020 and 2019 and the dollar and percentage changes for those periods (dollars in millions, unaudited).

	For the Nine Months Ended September 30,		Change
	2020	2019	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(61.0)	$300.0	$(361.0)	N/M
Real estate joint ventures and funds	(460.5)	(43.7)	(416.8)	N/M
Marketable securities	41.0	280.6	(239.6)	N/M
Loans receivable	(1.6)	—	(1.6)	N/M
Total realized (loss) gain on investments:	(482.1)	536.9	(1,019.0)	N/M
Net change in unrealized appreciation (depreciation) on:
Real estate properties	(273.0)	161.0	(434.0)	N/M
Real estate joint ventures and funds	2.6	(94.3)	96.9	(102.8)%
Marketable securities	(120.5)	19.8	(140.3)	N/M
Loans receivable	(31.4)	(3.8)	(27.6)	N/M
Loans receivable with related parties	0.4	(0.4)	0.8	N/M
Loans payable	(6.1)	(98.4)	92.3	N/M
Net change in unrealized depreciation on investments and loans payable	(428.0)	(16.1)	(411.9)	N/M
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND LOANS PAYABLE	$(910.1)	$520.8	$(1,430.9)	N/M
N/M—Not meaningful

Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized losses of $334.0 million during the first nine months of 2020 compared to $461.0 million of net realized and unrealized gains during the comparable period of 2019. Net losses in for the nine months ended September 30, 2020, were driven by uncertainty in the real estate market due to concerns about occupancy, market rents, and other unfavorable consequences stemming from the COVID-19 pandemic. While depreciation was present across all real estate sectors, the largest declines were observed within the office and retail sectors in the Eastern region.
Real Estate Joint Ventures and Funds:
Real estate joint ventures and funds experienced net realized and unrealized losses of $457.9 million during the first nine months of 2020. Net losses are primarily attributed to the full acquisition of the DDRTC Core Retail Fund LLC in the first quarter of 2020.
Marketable Securities:
The Account’s marketable securities experienced net realized and unrealized losses of $79.5 million during the first nine months of 2020, compared to net realized and unrealized gains of $300.4 million during the comparable period of 2019, primarily attributed to the performance of the Account's real-estate related securities. The performance of the Account's REIT portfolio was in line with comparable REIT-based indexes, notably the FTSE NAREIT All Equity Index, in both periods. U.S. Treasuries, government agency notes and corporate bonds had a nominal impact in both periods due to the short and intermediate-term nature of these investments, respectively.
Loans Receivable, including those with related parties:
Loans receivable, including loans receivable with related parties, experienced net realized and unrealized losses of $32.6 million during the first nine months of 2020 compared to a $4.2 million unrealized loss during the comparable period of 2019. Net losses are attributed to uncertainty caused by the COVID-19 pandemic, as the market has growing concern that cash flow from real estate collateral will be insufficient to cover debt service, most notably mezzanine loans collateralized by retail, office, and hospitality properties. The Account has not had material exposure to delinquencies or loan defaults for borrowers impacted by the COVID-19 pandemic as of September 30, 2020.
Loans Payable:
Loans payable experienced unrealized losses of $6.1 million during the first nine months of 2020, compared to a $98.4 million unrealized loss during the comparable period of 2019. The first six months of 2020 had unrealized gains, attributed to widening credit spreads in response to the market instability introduced by the COVID-19 pandemic, most notably at the beginning of the pandemic. However, during the third quarter of 2020, credit spreads narrowed resulting in overall unrealized losses for the period.
Liquidity and Capital Resources
As of September 30, 2020 and December 31, 2019, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $0.7 billion and $4.2 billion representing 3.0% and 15.2% of the Account’s net assets at such dates, respectively.
Net Income and Debt Outstanding
The Account’s net investment income is a source of liquidity for the Account. Net investment income was $545.5 million for the nine months ended September 30, 2020, as compared to $583.2 million for the comparable period of 2019. The increase in total net investment income is described more fully in the Results of Operations section.
The Account has $1.0 billion in two unsecured lines of credit which had $909 million of availability as of September 30, 2020, accessible as needed to fund the Account's near-term investment objectives, as further described in Note 10—Lines of Credit.

The Account may from time to time borrow money and assume or obtain a mortgage on a property to make leveraged real estate investments. The Account is authorized to borrow money in accordance with its investment guidelines. Under the Account’s current investment guidelines, the Account’s loan to value ratio (as described below) is to be maintained at or below 30% (measured at the time of incurrence and after giving effect thereto). Such incurrences of debt from time to time may include:
•placing new debt on properties;
•refinancing outstanding debt;
•assuming debt on acquired properties or interests in the Account’s properties;
•extending the maturity date of outstanding debt; and/or
•an unsecured line of credit or credit facility.
As of September 30, 2020, the Account’s loan-to-value ratio was 18.7%. The Account's loan-to-value ratio at any time is based on the outstanding principal amount of debt to the Account's total gross asset value, and excludes leverage, if any, employed by REITs and real estate funds in which the Account invests. The ratio will be measured at the time of any debt incurrence and will be assessed after giving effect thereto. The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets. In calculating outstanding indebtedness, we include only the Account’s actual percentage interest in any borrowings on a joint venture investment and not that of any joint venture partner. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving or other line of credit, management includes only amounts outstanding when calculating outstanding indebtedness.
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
As of September 30, 2020, there are no mortgage obligations secured by real estate investments wholly-owned by the Account maturing within the next twelve months. The Account has sufficient liquidity to meet its mortgage obligations.
Recent Transactions
The following describes transactions occurring during the third quarter of 2020 related to real estate properties, real estate joint ventures, real estate funds, loans receivable, and loans payable. Except as noted, expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. Dollar amounts are shown in millions.
Transactions - Other

Description	Transaction Date	Transaction Type	Transaction Amount
Real estate-related marketable securities	09/16/2020	Sale	$200.0
Line of Credit I	09/18/2020	Paydown	$200.0

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint ventures, funds and loans receivable, which, as of September 30, 2020, represented 94.8% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:
•General Real Estate Risk—The risk that the Account’s property values or rental and occupancy rates could go down due to general economic conditions, a weak market for real estate generally and/or in specific locations where the Account may own property, including, among other reasons, as a result of an epidemic, pandemic or other health-related issue in one or more markets where the Account owns property, disruptions in the credit and/or capital markets, or changes in supply and demand for certain types of properties;
•Appraisal Risk—The risk that the sale price of an Account property (i.e., the value that would be determined by negotiations between independent parties) might differ substantially from its estimated or appraised value, leading to losses or reduced profits to the Account upon sale;
•Risk Relating to Property Sales—The risk that the Account might not be able to sell a property at a particular time for its full value, particularly in a poor market. This might make it difficult to raise cash quickly and also could lead to Account losses;
•Risks of Borrowing—The risk that interest rate changes may impact Account returns if the Account takes out a mortgage on a property, buys a property subject to a mortgage or holds a property subject to a mortgage, and hedging against such interest rate changes, if undertaken by the Account, may entail additional costs and be unsuccessful; and
•Foreign Currency Risk—The risk that the value of the Account’s foreign investments, related debt, or rental income could increase or decrease due to changes in foreign currency exchange rates or foreign currency exchange control regulations, and hedging against such currency changes, if undertaken by the Account, may entail additional costs and be unsuccessful.
The Account believes the diversification of its real estate portfolio, both geographically and by sector, along with its quarterly valuation procedure, helps manage the real estate and appraisal risks described above.
As of September 30, 2020, 5.2% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., government agency notes and corporate bond securities) and REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in Critical Accounting Policies section above and in Note 1–Organization and Significant

Accounting Policies to the Account’s Consolidated Financial Statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.
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
•Financial/Credit Risk—The risk, for debt securities, that the issuer will not be able to pay principal and interest when due (and/or declare bankruptcy or be subject to receivership) and, for equity securities such as common or preferred stock, that the issuer’s current earnings will fall or that its overall financial soundness will decline, reducing the security’s value.
•Market Volatility Risk—The risk that the Account’s investments will experience price volatility due to changing conditions in the financial markets regardless of the credit quality or financial condition of the underlying issuer. This risk is particularly acute to the extent the Account holds equity securities, which have experienced significant short-term price volatility over the past year. Also, to the extent the Account holds debt securities, changes in overall interest rates can cause price fluctuations.
•Interest Rate Volatility—The risk that interest rate volatility may affect the Account’s current income from an investment.
•Deposit/Money Market Risk—The risk that, to the extent the Account’s cash held in bank deposit accounts exceeds federally insured limits as to that bank, the Account could experience losses if banks fail. The Account does not believe it has exposure to significant concentration of deposit risk. In addition, there is some risk that investments held in money market accounts can suffer losses.
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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2020. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures provide reasonable assurance that material information required to be included in the Account's periodic reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
(b) Changes in internal control over financial reporting. There have been no changes in the registrant’s internal control over financial reporting that occurred during the registrant’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
In the normal course of business, the Account may be named, from time to time, as a defendant or may be involved in various legal actions, including arbitration, class actions and other litigation.
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
ITEM 1A. RISK FACTORS.
There have been no material changes from the Account’s risk factors as previously reported in the Account’s Annual Report on Form 10-K for the year ended December 31, 2019 and the Account's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
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

	(I)	Form of OneIRA Non-Qualified Deferred Annuity Contract (and Rate Schedule)[14]
	(J)	(1) Form of Endorsement to Retirement Choice and Retirement Choice Plus Contracts for Custom Portfolios[16]
(2) Form of Endorsement to Retirement Choice and Retirement Choice Plus Certificates for Custom Portfolios[16]
	(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate[17]
	(L)	(1)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Annuity Contract[18]
(2)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Plus Annuity Contract[18]
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of February 21, 2018 (the "Independent Fiduciary Agreement"), between TIAA, on behalf of the registrant, and RERC, LLC[15]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.[8]
	(C)	Side Letter Agreement, dated as of September 22, 2020, between TIAA, on behalf of the registrant, and RERC, LLC extending the term of the Independent Fiduciary Agreement.[19]
(31)		Rule 13(a)Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications*(e)/ Rule 13a-15(e)/15d-15(e) Certifications*
(32)		Section 1350 Certifications*
(101)		The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2020 (Unaudited), formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities as of September 30, 2020 (Unaudited), (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (Unaudited) , (iii) the Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2020 and 2019 (Unaudited), (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (Unaudited), and (v) the Notes to the Consolidated Financial Statements (Unaudited).**
*Filed herewith.
**Furnished electronically herewith.

(1)Previously filed and incorporated herein by reference to Exhibit 1(A) to the Account’s Registration Statement on Form S-1, filed with the Commission on March 15, 2013 (File No. 333-187309).
(2)Previously filed and incorporated herein by reference to Exhibit 3(A) to the Account’s Registration Statement on Form S-1, filed with the Commission on April 22, 2015 (File No. 333-202583).
(3)Previously filed and incorporated herein by reference to Exhibit 3(B) to the Account’s Registration Statement on Form S-1, filed with the Commission on April 22, 2015 (File No. 333-202583).
(4)Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1, filed with the Commission on April 30, 1996 (File No. 33-92990).
(5)Previously filed and incorporated herein by reference to Exhibit 4(A) to the Account’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1, filed with the Commission on May 2, 2005 (File No. 333-121493).
(6)Previously filed and incorporated herein by reference to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, filed with the Commission on April 29, 2004 (File No. 333-113602).
(7)Previously filed and incorporated by reference to Exhibit 4(C) to the Account’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and filed with the Commission on November 12, 2010 (File No. 33-92990).
(8)Previously filed and incorporated herein by reference to Exhibit 10(B) to the Account's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and filed with the Commission on March 14, 2013 (File No. 33-92990).
(9)Previously filed and incorporated herein by reference to Exhibit 4(D)(1) and 4(D)(2) to the Account’s Registration Statement on Form S-1, filed with the Commission on March 21, 2017 (File No. 333-216849).
(10)Previously filed and incorporated herein by reference to Exhibit 4(E)(1) and 4(E)(2) to the Account’s Registration Statement on Form S-1, filed with the Commission on March 21, 2017 (File No. 333-216849).
(11)Previously filed and incorporated herein by reference to Exhibit 4(F)(1) and 4(F)(2) to the Account’s Registration Statement on Form S-1, filed with the Commission on March 21, 2017 (File No. 333-216849).
(12)Previously filed and incorporated herein by reference to Exhibit 4(G) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 333-216849).
(13)Previously filed and incorporated herein by reference to Exhibit 4(H) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 333-216849).
(14)Previously filed and incorporated herein by reference to Exhibit 4(I) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 333-216849).
(15)Previously filed and incorporated herein by reference to Exhibit 10.1 to the Account’s Current Report on Form 8-K, filed with the Commission on March 1, 2018 (File No. 33-92990).
(16)Previously filed and incorporated herein by reference to Exhibit 4(J)(1) and 4(J)(2) to the Account’s Current Report on Form 10-K, filed with the Commission on March 14, 2019 (File No. 33-92990).
(17)Previously filed and incorporated herein by reference to Exhibit 4(K) to the Account’s Current Report on Form 10-K, filed with the Commission on March 14, 2019 (File No. 33-92990).
(18)Previously filed and incorporated herein by reference to Exhibit 4(L)(1) and 4(L)(2) to the Account's Current Report on Form 10-K, filed with the Commission on March 12, 2020 (File No. 33-92990).
(19)Previously filed and incorporated herein by reference to Account's Current Report on Form 8-K, filed with the Commission on September 24, 2020 (File No. 33-92990).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 10th day of November 2020.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

November 10, 2020	By:	/s/ Carol W. Deckbar
Carol W. Deckbar Executive Vice President, Chief Product Officer of TIAA Financial Solutions, Teachers Insurance and Annuity Association of America (Principal Executive Officer)

November 10, 2020	By:	/s/ Austin P. Wachter
Austin P. Wachter Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)