Form 10-K
period 2020-12-31
TIAA REAL ESTATE ACCOUNT
filed 2021-03-11
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

PART I
ITEM 1. BUSINESS.
General. The TIAA Real Estate Account (the “Real Estate Account”, the “Account” or the “Registrant”) was established on February 22, 1995, as an insurance company separate account of Teachers Insurance and Annuity Association of America (“TIAA”), a New York insurance company, by resolution of TIAA’s Board of Trustees (the “Board”). The Account, which invests mainly in real estate and real estate-related investments, is a variable annuity investment option offered through individual, group and tax-deferred annuity contracts available to employees in the academic, medical, cultural and research fields. The Account commenced operations on July 3, 1995, and interests in the Account were first offered to eligible participants (or “contract owners”) on October 2, 1995.
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
The Account is regulated by the New York State Department of Financial Services (“NYDFS”), and the insurance departments of certain other jurisdictions in which the annuity contracts are offered. Although TIAA owns the assets of the Real Estate Account and the Account’s obligations are obligations of TIAA, the Account’s income, investment gains and investment losses are credited to or charged against the assets of the Account without regard to TIAA’s other income, gains, or losses. Under New York insurance law, the Account cannot be charged with liabilities incurred by any other TIAA business activities or any other TIAA separate account.
The Real Estate Account is designed as an option for retirement and tax-deferred savings plans for employees of non-profit and governmental institutions. TIAA currently offers the Real Estate Account under the following annuity contracts:
•RAs and GRAs (Retirement Annuities and Group Retirement Annuities)
•SRAs (Supplemental Retirement Annuities)
•GSRAs (Group Supplemental Retirement Annuities)
•Retirement Choice and Retirement Choice Plus Annuities
•GAs (Group Annuities) and Institutionally Owned GSRAs
•Traditional and Roth IRAs (Individual Retirement Annuities) including SEP IRAs (Simplified Employee Pension Plans)
•Keoghs
•ATRAs (After-Tax Retirement Annuities)
•Real Estate Account Accumulation Contract
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
◦private real estate limited partnerships and limited liability companies (collectively, “real estate funds”);
◦real estate operating businesses;
◦investments in equity or debt securities of domestic and foreign companies whose operations involve real estate (i.e., that primarily own, develop or manage real estate) which may not be REITs; and
◦domestic or foreign loans, including conventional commercial mortgage loans, participating mortgage loans, secured domestic and foreign (including U.K.) mezzanine loans, subordinated loans and collateralized mortgage obligations, including commercial mortgage-backed securities (“CMBS”), collateralized mortgage obligations (“CMOs”) and other similar investments.
The Account’s principal strategy is to purchase direct ownership interests in income-producing real estate, including the four primary sectors of office, industrial, retail, and multi-family, and alternative real estate sectors (defined as real estate outside of the four primary sectors noted above). The Account targets holding between 65% and 85% of the Account’s net assets in such direct ownership interests.
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. Management intends that the Account will not hold more than 10% of net assets in such securities on a long-term basis. As of December 31, 2020, the Account did not hold any publicly traded REITs or CMBS.
In making commercial real estate investments within the Account, TIAA seeks to make investments that are suitable from a financial perspective, taking into account the potential financial impacts associated with industry recognized environmental, social and governance (“ESG”) criteria. The Account intends to promote awareness of these criteria to its joint venture partners, vendors and other stakeholders in connection with portfolio related activity involving commercial real estate transactions. TIAA believes awareness, and, as appropriate, implementation of ESG criteria in commercial real estate holdings is beneficial to total long-term returns for the Account. In its evaluation of commercial real estate opportunities, the Account will take ESG considerations into account as part of the financial assessment of a commercial real estate portfolio asset, and not to achieve a desired outcome or as an investment qualification or screen. Ultimately, the Account will make an investment decision that incorporates ESG criteria only to the extent that the criteria is reasonably expected to enhance our understanding of the investment's ability to achieve desired returns for the Account.
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
•Intermediate-term or long-term non-government related instruments, such as corporate debt securities, domestic or foreign mezzanine or other debt, and structured securities, (e.g. unsecured debt obligations with a return linked to the performance of an underlying asset). Such structured securities may include asset-backed securities (“ABS”) issued by domestic or foreign entities, mortgage backed securities (“MBS”), residential mortgage backed securities (“RMBS”), debt securities of foreign governments, and collateralized debt (“CDO”), collateralized bond (“CBO”) and collateralized loan (“CLO”) obligations, but only if such non-government related instruments are investment-grade securities;
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
However, from time to time the Account’s liquid, fixed-income investments may comprise less than 15% (and possibly less than 10%) of its assets (on a net basis), especially during and immediately following periods of significant net contract owner outflows. In addition, the Account, from time to time and on a temporary basis, may hold in excess of 25% of its net assets in liquid, fixed-income investments, particularly during times of significant inflows into the Account and/or a lack of attractive real estate-related investments available in the market.
Liquid Securities Generally. Primarily due to management’s need to manage fluctuations in cash flows, in particular during and immediately following periods of significant contract owner net transfer activity into or out of the Account, the Account may, on a temporary basis (i) exceed the upper end of its targeted holdings (currently 35% of the Account’s net assets) in liquid securities of all types, including both publicly traded non-real estate-related liquid investments and liquid real estate-related securities, such as REITs, and structured securities including ABS, RMBS, CMBS and MBS, or (ii) be below the low end of its targeted holdings in such liquid securities (currently 15% of the Account’s net assets).
The portion of the Account’s net assets invested in liquid investments of all types may exceed the upper end of its target, for example, if (i) the Account receives a large inflow of money in a short period of time, in particular due to significant contract owner transfer activity into the Account, (ii) the Account receives significant proceeds from sales or financings of direct real estate assets, (iii) there is a lack of attractive direct real estate investments available on the market, and/or (iv) the Account anticipates more near-term cash needs, including to acquire or improve direct real estate investments, pay expenses or repay indebtedness.
Foreign Investments. The Account may also make foreign real estate, foreign real estate-related investments and foreign liquid, fixed-income investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management does not intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of December 31, 2020, the Account did not hold any foreign real estate investments.
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
Investments Summary. At December 31, 2020, the Account’s net assets totaled $23.2 billion. As of that date, the Account’s investments in real estate properties, real estate joint ventures, real estate funds, a real estate operating business and loans receivable, net of the fair value of loans payable on real estate, represented 96.4% of the Account’s net assets. The remaining 3.6% of net assets is primarily comprised of short-term marketable securities such as U.S. Treasury securities and U.S. government agency notes.
Borrowing. The Account is authorized to borrow money and assume or obtain a mortgage on a property (i.e., make leveraged real estate investments) in accordance with the Account’s current investment guidelines. Under such guidelines, management intends to maintain the Account’s loan-to-value ratio (as defined below) at or below 30%. Forms of borrowing may include:
•placing new debt on properties;
•refinancing outstanding debt;
•assuming debt on the Account’s properties;
•extending the maturity date of outstanding debt;

•an unsecured line of credit, credit facility or bank loan; or
•the issuance of debt securities.
The Account’s loan-to-value ratio at any time is based on the ratio of the outstanding principal amount of the Account’s debt to the Account’s total gross asset value and excludes leverage, if any, employed by REITs and underlying partnerships or investment funds in which the Account invests. This ratio will be measured at the time of any debt incurrence and will be assessed after giving effect thereto. The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets. In calculating outstanding indebtedness, we include only the Account’s actual percentage interest in any borrowings on a joint venture investment and not that of any joint venture partner. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving or other line of credit, management includes only amounts outstanding when calculating outstanding indebtedness.
As of December 31, 2020, the principal amount of mortgages secured by the Account's wholly-owned properties was $2.3 billion. When combined with the Account’s equity share of the $3.0 billion in mortgages held within and serviced by the Account’s joint venture investments and a $51.2 million loan collateralized by a loan receivable, the Account's total outstanding debt is $5.4 billion, which is used to derive the Account’s loan-to-value ratio of 18.5% as of December 31, 2020.
In times of high net inflow activity, in particular during times of high net contract owner transfer inflows, management may determine to apply a portion of cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan-to-value ratio. Such prepayments may require the Account to pay fees or "yield maintenance" amounts to lenders.
The Account may borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of costs incurred in developing the property. Except for construction loans, any mortgage loans on a property will be non-recourse to the Account. For this purpose, non-recourse means that if there is a default on a loan in respect to a specific property, the lender will have recourse to (i.e., be able to foreclose on) only the property encumbered (or the joint venture owning the property), or to other specific Account properties that may have been pledged as security for the defaulted loan, but not to any other assets of the Account.
Currently, TIAA, on behalf of the Account, maintains (i) a senior revolving unsecured line of credit pursuant to an existing credit agreement with a syndicate of third-party bank lenders, including JPMorgan Chase Bank, N.A., as administrative agent (the “Syndicated Credit Agreement”), and (ii) a stand-alone unsecured line of credit from JPMorgan Chase Bank, N.A. (the “JPM Credit Agreement”) (collectively, the “Credit Agreements”). The Account may use the proceeds of borrowings under the Credit Agreements for funding general organizational purposes of the Account in the ordinary course of business, including financing certain real estate portfolio investments. The Account may enter into additional unsecured lines of credit, credit facilities and term bank loans underwritten by one or more third-party lenders. In addition, from time to time, the Account may, if permitted by applicable insurance laws, borrow capital for operating or other needs by offering debt securities
Risk Factors. The Account’s assets and income can be affected by a variety of risk factors. These risks are more fully described under Item 1A of this report.
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
Contracts. TIAA offers the Account as a variable option for the annuity contracts listed earlier in this Item 1, although some employer plans may not offer the Account as an option for certain contracts. Each payment to the Account buys a number of accumulation units. Similarly, any transfer or withdrawal from the Account results in the redemption of a number of accumulation units. The price paid for an accumulation unit, and the price received for an accumulation unit when redeemed, is the accumulation unit value (“AUV”) calculated for the business day on which the contract owner’s purchase, redemption or transfer request is received in good order (unless a contract owner asks for a later date for a redemption or transfer).
Subject to the terms of the contracts and a contract owner’s employer’s plan, a contract owner can move money to and from the Account in the following ways, among others:
•from the Account to a College Retirement Equities Fund (“CREF”) investment account, a TIAA Access variable account (if available), TIAA’s Traditional Annuity or a mutual fund (including TIAA-CREF affiliated mutual funds) or other options available under the plan;
•to the Account from a CREF investment account, a TIAA Access variable account (if available), TIAA’s Traditional Annuity (transfers from TIAA’s Traditional Annuity under RA, GRA or Retirement Choice contracts are subject to restrictions), a TIAA-CREF affiliated mutual fund or from other companies/ plans;
•by withdrawing cash; and/or
•by setting up a program of automatic withdrawals or transfers.
Importantly, transfers out of the Account to a TIAA or CREF account or into another investment option can be executed on any business day, but are limited to once per calendar quarter, although some plans may allow systematic transfers that result in more than one transfer per calendar quarter. TIAA reserves the right to stop accepting transfers into the Account at any time. Other limited exceptions may apply. Also, transfers to CREF accounts or to certain other options may be restricted by an employer’s plan, current tax law or by the terms of a contract owner’s contract. In addition, with most contracts, individual contract owners are subject to certain limitations on making internal transfers into their Account accumulation if, after giving effect to such transfer, the total value of such contract owner’s Account accumulation (under all contracts issued to such contract owner) would exceed $150,000. Categories of transactions that TIAA deems “internal funding vehicle transfers” for purposes of this limitation are described in the applicable contract or endorsement form in the Account’s prospectus. The effective date of the limitation as it applies to an individual contract owner will be reflected on his or her applicable contract or endorsement form.
Appraisals and Valuations. With respect to the Account’s real property investments or associated interest in the underlying property held by a joint venture investment (collectively “real properties”), following the initial purchase of a property or the making of a mortgage loan on a property by the Account (at which time the Account normally receives an independent appraisal on such property), each of the Account’s real properties are appraised, and mortgage loans are valued, at least once every calendar quarter or sooner as circumstances arise. Each of the Account’s real estate properties is appraised each quarter by an independent third-party state-certified (or its foreign equivalent) appraiser (which we refer to in this report as an “independent appraiser”) who is a member of a professional appraisal organization. In addition, TIAA’s internal appraisal staff performs a review of each of these quarterly appraisals, in conjunction with the Account’s independent fiduciary, and TIAA’s internal appraisal staff or the independent fiduciary may request an additional appraisal or valuation outside of this quarterly cycle. Any differences in the conclusions of TIAA’s internal appraisal staff and the independent appraiser will be reviewed by the independent fiduciary, which will make a final determination on the matter (which may include ordering a subsequent independent appraisal).
In general, the Account records appraisals of its real estate properties spread out throughout the quarter, which is intended to result in appraisal adjustments and thus adjustments to the valuations of its holdings (to the extent adjustments are made) happen regularly throughout each quarter and not on one specific day in each period. In addition, an estimated daily equivalent of net operating income is taken into consideration and is adjusted for actual transactional activity. The remaining assets in the Account are primarily marketable securities that are priced on a daily basis. See “Management’s Discussion and Analysis of the Account’s Financial Condition and Results of Operations—Critical Accounting Estimates” in this Form 10-K for more information on how each class of the Account’s investments are valued.
Liquidity Guarantee. The TIAA General Account provides the Account with a liquidity guarantee enabling the Account to have funds available to meet contract owner redemption, transfer or cash withdrawal requests. The Account pays TIAA for the risk associated with providing the liquidity guarantee through a daily deduction from the Account’s net assets. If the Account cannot fund contract owner requests from the Account’s own cash flow and liquid investments, the TIAA General Account will fund them by purchasing accumulation units issued by the Account (accumulation units that are purchased by TIAA are generally referred to as “liquidity units”). The liquidity guarantee is required by the NYDFS. TIAA guarantees that contract owners can redeem their accumulation units at the accumulation unit value next determined after their transfer or cash withdrawal request is received in good order. Liquidity units owned by TIAA are valued in the same manner as accumulation units owned by the Account’s contract owners.
The liquidity guarantee is not a guarantee of the investment performance of the Account or a guarantee of the value of a contract owner’s units.
Redemption of Liquidity Units. The independent fiduciary is vested with oversight and approval over any redemption of TIAA’s liquidity units, acting in the best interests of Real Estate Account contract owners.
To the extent liquidity units are held by the TIAA General Account, the independent fiduciary reserves the right to authorize or direct the redemption of all or a portion of liquidity units at any time. Upon termination and liquidation of the Account (wind-up), any liquidity units held by TIAA will be the last units redeemed, unless the independent fiduciary directs otherwise.
Independent Fiduciary. Because TIAA’s ability to purchase and sell liquidity units raises certain technical issues under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), TIAA applied for and received a prohibited transaction exemption from the U.S. Department of Labor in 1996 (“PTE 96-76”). In connection with the exemption, TIAA has appointed an independent fiduciary for the Account, with overall responsibility for reviewing the Account’s transactions to determine whether they are in accordance with the Account’s investment guidelines. RERC, LLC, a real estate consulting firm whose principal offices are located in West Des Moines, IA (“RERC”), was appointed as independent fiduciary effective March 1, 2006 and currently serves as the Account’s independent fiduciary, pursuant to an amended and restated letter agreement effective March 1, 2018, whose term expires on February 28, 2022. The independent fiduciary’s responsibilities include:
•reviewing and approving the Account’s investment guidelines and monitoring whether the Account’s investments comply with those guidelines;
•reviewing and approving valuation procedures for the Account’s properties;
•approving adjustments to any property valuations that change the value of the property or the Account as a whole above or below certain prescribed levels, or that are made within three months of the annual independent appraisal;
•reviewing and approving how the Account values accumulation and annuity units;
•approving the appointment of all independent appraisers;
•reviewing the purchase and sale of units by TIAA to ensure that the Account uses the correct unit values; and
•requiring appraisals besides those normally conducted, if the independent fiduciary believes that any of the properties have changed materially, or that an additional appraisal is necessary to ensure the Account has correctly valued a property.
In addition, the independent fiduciary has certain responsibilities with respect to the Account that it had historically undertaken or is currently undertaking with respect to TIAA’s purchase and ownership of liquidity units, including among other things, reviewing the purchases and redemption of liquidity units by TIAA to ensure the Account uses the correct unit values. In connection therewith, as set forth in PTE 96-76, the independent fiduciary’s responsibilities include:

•establishing the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”) and creating a method for changing the trigger point;
•approving any adjustment of TIAA’s ownership interest in the Account and, in its discretion, requiring an adjustment if TIAA’s ownership of liquidity units reaches the trigger point; and
•once the trigger point has been reached, participating in any program to reduce TIAA’s ownership in the Account by utilizing cash flow or liquid investments in the Account, or by utilizing the proceeds from asset sales. If the independent fiduciary were to determine that TIAA’s ownership should be reduced following the trigger point, its role in participating in any asset sales program would include (i) participating in the selection of properties for sale, (ii) providing sales guidelines, and (iii) approving those sales if, in the independent fiduciary’s opinion, such sales are desirable to reduce TIAA’s ownership of liquidity units.
Available Information. The Account’s annual report on Form 10-K, quarterly reports on Form 10-Q, and any amendments to those reports, filed by the Account with the Securities and Exchange Commission on or after the date hereof, can be accessed free of charge at www.tiaa.org. Information contained on this website is expressly not incorporated by reference into this annual report on Form 10-K.
SUMMARY RISK FACTORS.
Investing in the Account involves a high degree of risk. Some, but not all, of the risks and uncertainties that we face are risks related to:
•Acquiring, owning and selling real property and real estate investments, including risks related to general economic and real estate market conditions, the risk that the Account’s properties become too concentrated (whether by geography, sector or by tenant mix) and the risk that the sales price of a property might differ from its estimated or appraised value;
•Property valuations, including the fact that the Account’s appraisals are generally obtained on a quarterly basis and there may be periods in between appraisals of a property during which the value attributed to the property for purposes of the Account’s daily accumulation unit value may be more or less than the actual realizable value of the property;
•Financing the Account’s properties, including the risk of default on loans secured by the Account’s properties (which could lead to foreclosure);
•Contract owner transactions, in particular that (i) significant net contract owner transfers out of the Account may impair our ability to pursue or consummate new investment opportunities, (ii) significant net contract owner transfers into the Account may result, on a temporary basis, in our cash holdings and/or holdings in liquid non-real estate-related investments exceeding our long-term targeted holding levels and (iii) high levels of cash and liquid non-real estate-related investments in the Account during times of appreciating real estate values can impair the Account’s overall return;
•Joint ventures and real estate funds, including the risk that the Account may gave limited rights with respect to the joint venture or that a co-venturer or fund manager may have financial difficulties;
•Governmental regulatory matters such as zoning laws, rent control laws, and property taxes;
•Potential liability for damage to the environment or injury to individuals caused by hazardous substances used or found on its properties, as well as risks associated with federal and state environmental laws may impose restrictions on the manner in which a property may be used;
•Certain catastrophic losses that may be uninsurable, as well as risks related to climate-related changes and hazards, which could adversely impact the Account’s investment returns;
•The utilization of ESG criteria in its commercial real estate underwriting may result in the Account foregoing some commercial real estate market opportunities and subsequently underperforming relative to other investment vehicles that do not utilize such ESG criteria in selecting portfolio properties;
•Especially with respect to countries with emerging market, foreign commercial real properties, foreign real estate loans, foreign debt investments and foreign securities investments may experience unique risks such as changes in currency exchange rates, imposition of market controls or currency exchange controls, seizure, expropriation or nationalization of assets, political, social or diplomatic events or unrest, regulatory and taxation risks and risks associated with enforcing judgments in foreign countries that could cause the Account to lose money;
•Investments in REITs, including changes in the value of the underlying properties or by the quality of any credit extended, as well as exposure to market risk due to changing conditions in the financial markets;
•Investments in mortgage-backed securities, which are subject to the same risks inherent in real estate investing, making mortgage loans and investing in debt securities. For example, the underlying mortgage loans may experience defaults, are subject to prepayment risks and are sensitive to economic conditions impacting the credit markets generally;
•Risks associated with the Account’s investments in mortgage loans, including (i) borrower default that results in the Account being unable to recover its original investment, (ii) liens that may have priority over the Account’s security interest, (iii) a deterioration in the financial condition of tenants, and (iv) changes in interest rates for the Account’s variable-rate mortgage loans and other debt instruments;
•Investment securities issued by U.S. Government agencies and U.S. Government-sponsored entities, including the risk that the issuer may not have their securities backed by the full faith and credit of the U.S. Government, which could adversely affect the pricing and value of such securities;
•Risks associated with investments in liquid, fixed-income investments and real estate-related liquid assets (which could include, from time to time, registered or unregistered REIT securities and CMBS), and non-real estate-related liquid assets, including the risk that:
•the issuer will not be able to pay principal and interest when due (or in the case of structured securities, the risk that the underlying collateral for the security may be insufficient to support such interest or principal payments) or that the issuer’s earnings will fall;
•credit spreads may increase;
•the changing conditions in financial markets may cause the Account’s investments or interest rates to experience volatility;
•securities (or the underlying collateral in the case of structured securities) are downgraded should TIAA and/or rating agencies believe the issuer’s business outlook or creditworthiness has deteriorated;
•the level of current income from a portfolio of fixed-income investments may decline in certain interest rate environments;
•during periods of falling interest rates, an issuer may call (or repay) a fixed-income security prior to maturity, or pay off their loans sooner than expected, resulting in a decline in income;
•during periods of rising interest rates, borrowers may pay off their mortgage and other loans later than expected, preventing the Account from reinvesting principal proceeds at higher interest rates;
•securities issued by the U.S. Government or one of its agencies or instrumentalities may receive varying levels of support from the U.S. Government, which could affect the Account’s ability to recover should they default;
•events affecting states and municipalities, including severe financial difficulties, may adversely impact the Account’s investments and its performance;
•the issuer of non-U.S. sovereign debt or the governmental authorities that control the repayment of such debt may be unable or unwilling to repay principal or interest when due;
•the inability to receive the principal or interest collectable on multinational or supranational foreign debt;
•the Account’s investment decisions may cause the Account to underperform relative to others in the marketplace;
•foreign (non-U.S.) currencies may decline in value relative to the U.S. dollar and adversely affect the value of the Account’s investments impacted by foreign currencies;
•investments in derivatives and other types of hedging strategies may result in the Account losing more than the principal amount invested;
•currency management strategies may substantially change the Account’s exposure to currencies and currency exchange rates and could result in losses to the Account;

•transactions involving a counterparty to a derivative or other instrument, or to a third party responsible for servicing the instrument, are subject to the credit risk of the counterparty or third party;
•SEC Rule 144A securities may be less liquid and have less investor protections than publicly traded securities;
•illiquid investments may be difficult for the Account to sell for the value at which they are carried; and
•the Account could experience losses if banks fail;
•Conflicts of interests associated with TIAA serving as investment manager of the Account and provider of the liquidity guarantee while also serving as an investment manager to other real estate accounts or funds;
•Lending securities, which has the Account bear the market risk with respect to the investment of collateral or a portion of the income generated by interest paid by the securities lending agent on the cash collateral balance; and
•The Account’s requirement to sell property in the event that TIAA owns too large of a percentage of the Account’s accumulation units, which sales could occur at a time or price that is not optimal for the Account’s returns.
This summary does not address all of the risks that we face. Additional discussion of the risks summarized above, and other risks that we face, can be found in the “Risk Factors” section directly below.
ITEM 1A. RISK FACTORS.
The value of your investment in the Account will fluctuate based on the value of the Account’s assets, the income the assets generate and the Account’s expenses. Contract owners can lose money by investing in the Account. The past performance of the Account is not indicative of future results. There is risk associated with an investor attempting to “time” an investment in the Account’s units, or effecting a redemption of an investor’s units. The Account’s assets and income can be affected by many factors, and you should consider the specific risks presented below before investing in the Account. In particular, for a discussion of how forward-looking statements contained in this annual report on Form 10-K are subject to uncertainties that are difficult to predict, which may be beyond management’s control and which could cause actual results to differ materially from historical experience or management’s present expectations, please refer to the subsection entitled “Forward-Looking Statements,” which is contained in the section entitled “Management’s Discussion and Analysis of the Account’s Financial Condition and Results of Operations.”
RISKS ASSOCIATED WITH REAL ESTATE INVESTING
General Risks of Acquiring and Owning Real Property. As referenced elsewhere in this report, the substantial majority of the Account’s net assets consist of direct ownership interests in real estate. As such, the Account is particularly subject to the risks inherent in acquiring and owning real property, including in particular the following:
•Adverse Global and Domestic Economic Conditions. The economic conditions in the markets where the Account’s properties are located may be adversely impacted by factors which include:
◦adverse domestic or global economic conditions, particularly in the event of a deep recession which results in significant employment losses across many sectors of the economy and reduced levels of consumer spending;
◦a weak market for real estate generally and/or in specific locations where the Account may own property, including, among other reasons, as a result of an epidemic, pandemic or other health-related issue in one or more markets where the Account owns property;
◦business closings, industry or sector slowdowns, employment losses and related factors;
◦the availability of financing (both for the Account and potential purchasers of the Account’s properties);
◦an oversupply of, or a reduced demand for, certain types of real estate properties;
◦natural disasters (including hurricanes and tsunamis), rising sea levels due to global climate warming or otherwise, flooding and other significant and severe weather-related events;
◦health emergencies, such as pandemics and epidemics;
◦cyber attacks;

◦terrorist attacks and/or other man-made events; and
◦decline in population or shifting demographics.
The incidence of some or all of these factors could reduce occupancy, rental rates and the fair value of the Account’s real properties or interests in investment vehicles (such as real estate funds) which directly hold real properties.
Concentration Risk. The Account may experience periods in which its investments are geographically concentrated, either regionally or in certain markets with similar demographics. Further, while the Account seeks diversification across the four primary sectors of office, industrial, retail and multi-family, as well as across alternative real estate sectors, the Account may experience periods where it has concentration in one property type, increasing the potential exposure if there were to be an oversupply of, or a reduced demand for, certain types of real estate properties in the markets in which the Account operates. Also, the Account may experience periods in which its tenant base is concentrated within a particular primary industry sector (e.g., retail mall shopping centers, industrial properties or office space) or an alternative real estate sector. If any or all of these events occur, the Account’s income and performance may be adversely impacted disproportionately by deteriorating economic conditions in those areas or industry sectors in which the Account’s investments are concentrated. Also, the Account could experience a more rapid negative change in the value of its real estate investments than would be the case if its real estate investments were more diversified.
Leasing Risk. A number of factors could cause the Account’s rental income, a key source of the Account’s revenue and investment return, to decline, which would adversely impact the Account’s results and investment returns. These factors include the following:
•A property may be unable to attract new tenants or retain existing tenants. This situation could be exacerbated if a concentration of lease expirations occurred during any one time period or multiple tenants exercise early termination at the same time.
•The financial condition of our tenants may be adversely impacted, particularly in a prolonged economic downturn. The Account could lose revenue if tenants do not pay rent when contractually obligated, request some form of rent relief and/or default under a lease at one of the Account’s properties. Such a default could occur if a tenant declared bankruptcy, suffered from a lack of liquidity, failed to continue to operate its business or for other reasons. In the event of any such default, we may experience a delay in, or an inability to effect, the enforcement of our rights against that tenant, particularly if that tenant filed for bankruptcy protection. Further, any disputes with tenants could involve costly and time consuming litigation.
•In the event a tenant vacates its space in one of the Account’s properties, whether as a result of a default, the expiration of the lease term, rejection of the lease in bankruptcy or otherwise, given current market conditions, we may not be able to re-lease the vacant space either (i) for as much as the rent payable under the previous lease or (ii) at all. Also, we may not be able to re-lease such space without incurring substantial expenditures for tenant improvements and other lease-up related costs, while still being obligated for any mortgage payments, real estate taxes and other expenditures related to the property. In some instances, the Account’s properties may be specifically suited to and/or outfitted for the particular needs of a certain tenant based on the type of business the tenant operates. The Account may have difficulty obtaining a new tenant for any vacant space in its properties, particularly if the current structure of the developed property (e.g., floor plan or otherwise) limits the types of businesses that can use the space without major renovation, which may require the Account to incur substantial expense in re-planning the space. Also, upon expiration of a lease, the space preferences of the Account’s major tenants may no longer align with the space they previously rented, which could cause those tenants to not renew their lease, or may require the Account to expend significant sums to reconfigure the space to their needs.
•The Account owns and operates retail properties, which, in addition to the risks listed above, are subject to specific risks, including the insolvency and/or closing of an anchor tenant for certain properties. Many times, anchor tenants will be “big box” stores and other large retailers that can be particularly adversely impacted by a global recession, competition from online retailers and reduced consumer spending generally. Factors that can impact the level of consumer spending include increases in fuel and energy costs, residential and commercial real estate and mortgage conditions, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors. Under certain circumstances, co-tenancy clauses in tenants’ leases may allow certain tenants in a retail property to terminate their leases or reduce or withhold rental payments when overall occupancy at the property falls below certain minimum levels. The insolvency and/or closing of an anchor tenant may also cause such tenants to terminate their leases, or to fail to renew their leases at expiration.
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

General Risks of Selling Real Estate Investments. Among the risks of selling real estate investments are:
•The sale price of an Account property might differ, perhaps significantly, from its estimated or appraised value, leading to losses or reduced profits to the Account.

•The Account might not be able to sell a property at a particular time for a price which management believes represents its fair or full value. This illiquidity may result from the cyclical nature of real estate, general economic conditions impacting the location of the property, disruption in the credit markets or the availability of financing on favorable terms or at all, and the supply of and demand for available tenant space, among other reasons. This might make it difficult to raise cash quickly which could impair the Account’s liquidity position (particularly during any period of sustained significant net contract owner outflows) and also could lead to Account losses. Further, the liquidity guarantee does not serve as a working capital facility or credit line to enhance the Account’s liquidity levels generally, as its purpose is tied to contract owners having the ability to redeem their accumulation units upon demand (thus alleviating the Account’s need to dispose of properties solely to increase liquidity levels in what management deems a suboptimal sales environment).
•The Account may need to provide financing to a purchaser if no cash buyers are available, or if buyers are unable to receive financing on terms enabling them to consummate the purchase. Such seller financing introduces a risk that the counterparty may not perform its obligations to repay the amounts borrowed from the Account to complete the purchase.
•For any particular property, the Account may be required to make expenditures for improvements to, or to correct defects in, the property before the Account is able to market and/or sell the property.
•Interests in real estate funds tend to be, in particular, illiquid and the Account may be unable to dispose of such investments at opportune times.
•Sales of the Account’s properties are subject to other risks including, but not limited to, negative changes in the climate for real estate, risks related to local, regional, national and global economic conditions, overbuilding and increased competition, property taxes and operating expenses, uninsured losses at properties due to terrorism, natural disasters or acts of violence, and costs resulting from the cleanup of environmental problems.
•When the Account sells property, it is often required to provide some amount of indemnity for loss to the buyer. While the Account takes steps to try to mitigate the impact of the indemnities, such indemnities could negatively impact the sale price or result in claims by the buyer for indemnity in the future, which could increase the Account’s expenses and thereby reduce the return on investment.
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
Finally, the Account recognizes items of income (such as net operating income from real estate investments, distributions from real estate funds or joint ventures, or dividends from REIT stocks) and expense in many cases on an intermittent basis, where the Account cannot predict with certainty the magnitude or the timing of such items. As such, even as the Account estimates items of net operating income on a daily basis, the AUV for the Account may fluctuate, perhaps significantly, from day to day, as a result of adjusting these estimates for the actual realized item of income or expense.
Risks of Borrowing. The Account acquires some of its properties subject to existing financing and from time to time borrows new funds at the time of purchase. The Account may borrow pursuant to mortgages placed on individual properties, under the Account’s two unsecured revolving credit agreements (“Credit Agreements”), under another unsecured line of credit, credit facility or term bank loan into which the Account enters in the future, or under the terms of debt securities that the Account may offer in the future. Also, the Account may from time to time place new leverage on, increase the leverage already placed on, or refinance maturing debt on, existing properties the Account owns. Under the Account's current investment guidelines, the Account intends to maintain its loan-to-value ratio at or below 30% (measured at the time of incurrence and after giving effect thereto). As of December 31, 2020, the Account’s loan-to-value ratio was approximately 18.5%. Also, the Account may borrow up to 70% of the then-current value of a particular property. Non-construction mortgage loans on a property will be non-recourse to the Account, except for standard non-recourse carve outs. Among the risks of borrowing money, including borrowing under the Credit Agreements, any future line of credit, credit facility or term bank loan, the issuance of debt securities by the Account, or under another line of credit or credit facility, or otherwise investing in a property subject to a mortgage are the following:
•General Economic Conditions. General economic conditions, dislocations in the capital or credit markets generally or the market conditions then in effect in the real estate finance industry, may hinder the Account’s ability to obtain financing or refinancing for its property investments on favorable terms or at all, regardless of the quality of the Account’s property for which financing or refinancing is sought. Such unfavorable terms might include high interest rates, increased fees and costs and restrictive covenants applicable to the Account’s operation of the property. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, rising interest rates or failures of significant financial institutions could adversely affect our access to financing necessary to make profitable real estate investments. Our failure to obtain financing or refinancing on favorable terms due to the current state of the credit markets or otherwise could have an adverse impact on the returns of the Account. Also, the Account’s ability to continue to secure financing may be impaired if negative marketplace effects, such as those which followed from the worldwide economic slowdown following the 2008-2011 financial crisis or the subsequent sovereign debt and banking difficulties experienced in parts of the Eurozone, were to occur. Such marketplace effects could result in tighter lending standards instituted by banks and financial institutions, the reduced availability of credit facilities and project finance facilities from banks and the fall of consumer and/or business confidence.
•Default Risk. The property or group of encumbered properties may not generate sufficient cash flow to support the debt service on the mortgage loan. The property may also fail to meet certain financial or operating covenants contained in the loan documents and/or the property may have negative equity (i.e., the loan balance exceeds the value of the property) or inadequate equity. In addition, income from properties or investments or any other source of income for the Account may not generate sufficient cash flow to support the debt service on a line of credit or credit facility. In any of these circumstances, we (or a joint venture in which we invest) may default on the loan, including due to the failure to make required debt service payments when due. If a loan is in default, the Account or the venture may determine that it is not economically desirable and/or in the best interests of the Account to continue to make payments on the loan (including accessing other sources of funds to support debt service on the loan), and/or the Account or venture may not be able to otherwise remedy such default on commercially reasonable terms or at all. In either case, the lender then could accelerate the outstanding amount due on the loan and/or foreclose on the underlying property, in which case the Account could lose the value of its investment in the foreclosed property. Further, any such default or acceleration could trigger a default under loan agreements in respect of other Account properties pledged as security for the defaulted loan or other loans. Finally, any such default could subject the Account to the costs of litigation, increase the Account’s borrowing costs, or result in less favorable terms, with respect to financing future properties or entering into future lines of credit or credit facilities, obtaining future bank term loans or issuing debt securities in the future.
•Balloon Maturities. If the Account obtains a mortgage loan that involves a balloon payment, there is a risk that the Account will not be able to make the lump sum principal payment due under the loan at the end of the loan term, or otherwise obtain adequate refinancing on terms commercially acceptable to the Account or at all. The Account then may be forced to sell the property or other properties under unfavorable market conditions, restructure the loan on terms not advantageous to the Account, or default on its mortgage, resulting in the lender exercising its remedies, which may include repossession of the property, and the Account could lose the value of its investment in that property.
•Variable Interest Rate Risk. If the Account obtains variable-rate loans, the Account’s returns may be volatile when interest rates are volatile. Generally, changes in interest rates will have a smaller effect on the market value of variable-rate loans than on the market value of comparable fixed-rate obligations. Further, the Account is exposed to interest rate risk with respect to variable-rate indebtedness based on current property-level mortgage financings, and may become exposed to such interest rate risk in any future borrowings under the Credit Agreements, one or more future bank term loans or any future issuance of debt securities. Any increase in interest rates under such debt financing arrangements would directly result in higher interest expense costs to the Account. Any interest rate hedging activities the Account engages in to mitigate this risk may not fully protect the Account from the impact of interest rate volatility. As of December 31, 2020, the outstanding principal balance of our variable rate indebtedness, including mortgage loans payable and lines of credit was $105.0 million.
•Variable Rate Demand Obligation (“VRDO”) Risk. To the extent the Account obtains financing pursuant to a VRDO subject to periodic remarketing or similar mechanisms, the Account or the joint ventures in which it invests could face higher borrowing costs if the remarketing results in a higher prevailing interest rate. In addition, the terms of such VRDOs may allow the remarketing agent to cause the Account or venture to repay the loan on demand in the event insufficient market demand for such loans is present.
•Valuation Risk. The market valuation of loans payable could have an adverse impact on the Account’s performance. Valuations of loans payable are generally based on the amount at which the liability could be transferred in a current transaction, exclusive of transaction costs, and such valuations are subject to a number of assumptions and factors with respect to the loan and the underlying property, a change in any of which could cause the value of a mortgage loan to fluctuate. In addition, the Account may not be able to transact at a price deemed to be attractive, if at all, which may inhibit the Account from pursuing its investment strategies or negatively impact the values of portfolio holdings. Further, an increase in interest rates or other adverse conditions (e.g., inflation/deflation, increased selling of fixed-income investments across other pooled investment vehicles or accounts, changes in investor perception or changes in government intervention in the markets) may lead to increased transaction activity by contract owners and increased portfolio turnover, which could reduce liquidity for certain Account investments, adversely affect values of portfolio holdings and increase the Account’s costs.
•Underlying Leverage Risk by Certain Portfolio Investments. Certain of the Account’s portfolio investments, including investments in certain REITs, joint ventures and real estate funds and other investment vehicles often utilize leverage in connection with their investment activity. Such leverage is generally not included in the Account’s loan-to-value calculation. In addition, higher amounts of leverage by such portfolio investments could cause the investments to lose money and negatively impact the Account's performance.
A general disruption in the credit markets, such as the disruption experienced in 2008 and 2009 or that caused by the COVID-19 pandemic in 2020, may aggravate some or all of these risks.
Investment and Cash Management Risks Associated with Contract Owner Transactions. The amount the Account has available to invest in new properties and other real estate-related assets will depend, in large part, on the level of net contract owner transfers into or out of the Account as well as contract owner premiums into the Account. As noted elsewhere in this report, the Account intends to hold between 15% and 25% of its net assets in liquid, fixed-income investments. These liquid assets are intended to be used to satisfy contract owner redemption requests and meet the Account’s expense needs (including, from time to time, obligations on debt). Significant contract owner transaction activity into or out of the Account’s units is generally not predictable, and wide fluctuations can occur as a result of macroeconomic, geopolitical or market conditions (including market disruptions, volatility or downturns), the performance of equities or fixed income securities or general investor sentiment, regardless of the historical performance of the Account or of the performance of the real estate asset class generally. In the event that the Account were to experience significant net contract owner transfers out of the Account, such transfers can eventually cause the Account’s liquid, fixed-income investments to comprise less than 10% of the Account’s assets (on a net and total basis), as occurred over the course of 2020. As of December 31, 2020, the Account’s liquid, fixed-income investments comprised 3.3% of its net assets. Such situations could trigger the need to execute the TIAA liquidity guarantee. If a significant amount of net contract owner transfers out of the Account were to recur, particularly in high volumes, the Account may not have enough available liquid assets to pursue, or consummate, new investment opportunities presented to us that are otherwise attractive to the Account. This, in turn, could harm the Account’s returns. Even though the Account has over time experienced both net inflows (purchases) and net outflows (redemptions) of contract owner investments on an annual basis, there is no guarantee that net outflow or redemption activity will not increase, perhaps in a significant and rapid manner, particularly in response to market cycles in the domestic and foreign securities and commercial real estate markets and other factors.
Alternatively, periods of significant net transfer activity into the Account can result in the Account holding a higher percentage of its net assets in liquid, fixed-income investments than the Account’s managers would target to hold under the Account’s long-term strategy. At times, the portion of the Account’s net assets invested in these types of liquid instruments may exceed 25%, particularly if the Account receives a large inflow of money in a short period of time, coupled with a lack of attractive real estate-related investments on the market. Also, large inflows from contract owner transactions often occur in times of appreciating real estate values and pricing, which can render it challenging to execute on some transactions at ideal prices.
In an appreciating real estate market generally, a large percentage of assets held in liquid, fixed-income investments and not in real estate and real estate-related investments may impair the Account’s overall returns. This scenario may be exacerbated in a low interest rate environment for U.S. Treasury and Agency securities and other liquid, fixed-income investments. In addition, to manage cash flow, the Account may temporarily hold a higher percentage of its net assets in liquid real estate-related securities, such as REIT and CMBS securities, than its long-term targeted holdings in such securities, particularly during and immediately following times of significant net transfer activity into the Account. Such holdings could increase the volatility of the Account’s returns.
Joint Venture Investment Risks. Investing in joint ventures or other forms of joint property ownership may involve special risks, many of which are exacerbated when the consent of parties other than the Account is required to take action.

•The co-venturer may have interests or goals inconsistent with those of the Account, including during times when a co-venturer may be experiencing financial difficulty. For example:
◦a co-venturer may desire a higher current income return on a particular investment than does the Account (which may be motivated by a longer-term investment horizon or exit strategy), or vice versa, which could cause difficulty in managing a particular asset;
◦a co-venturer may desire to maximize or minimize leverage in the venture, which may be at odds with the Account’s strategy;
◦a co-venturer may be more or less likely than the Account to agree to modify the terms of significant agreements (including loan agreements) binding the venture, or may significantly delay in reaching a determination whether to do so, each of which may frustrate the business objectives of the Account and/or lead to a default under a loan secured by a property owned by the venture; or
◦for reasons related to its own business strategy, a co-venturer may have different concentration standards as to its investments (geographically, by sector, or by tenant), which might frustrate the execution of the business plan for the joint venture.
•The co-venturer may be unable to fulfill its obligations (such as to fund its pro rata share of committed capital, expenditures or guarantee obligations of the venture) during the term of such agreement or may become insolvent or bankrupt, any of which could expose the Account to greater liabilities than expected and frustrate the investment objective of the venture.
•If a co-venturer does not follow the Account’s instructions or adhere to the Account’s policies, the jointly owned properties, and consequently the Account, might be exposed to greater liabilities than expected.
•The Account may have limited rights with respect to the underlying property pursuant to the terms of the joint venture, including the right to operate, manage or dispose of a property, and a co-venturer could have approval rights over the marketing or the ultimate sale of the underlying property.
•The terms of the Account’s ventures often provide for complicated agreements which can impede our ability to direct the sale of the property owned by the venture at times the Account views most favorable. One such agreement is a "buy-sell" right, which may force us to make a decision (either to buy our co-venturer’s interest or sell our interest to our co-venturer) at inopportune times.
•A co-venturer can make it harder for the Account to transfer its equity interest in the venture to a third party, which could adversely impact the valuation of the Account’s interest in the venture.
•To the extent the Account serves as the general partner or managing member in a venture, it may owe certain contractual or other duties to the co-venturer, including fiduciary duties, which may present perceived or actual conflicts of interest in the management of the underlying assets. Such an arrangement could also subject the Account to liability to third parties in the performance of its duties as a general partner or managing member.
•The venture may incur higher than normal levels of investment leverage, including levels that exceed the Account’s typical loan-to-value ratio.
•A partner that administratively operates a particular co-venture may not sufficiently assess ESG-related criteria when acquiring and/or operating commercial real property, and any resulting ESG-related financial performance issues with the commercial property may have the potential in certain circumstances to negatively impact the value of, and subsequent investment returns on, the property.
Risks of Developing or Redeveloping Real Estate or Buying Recently Constructed Properties. If the Account chooses to develop or redevelop a property or buys a recently constructed property, it may face the following risks:
•There may be delays or unexpected increases in the cost of property development, redevelopment and construction due to strikes, bad weather, material shortages, increases in material and labor costs or other events.
•There are risks associated with potential underperformance or non-performance by, and/or solvency of a contractor we select or other third party vendors involved in developing or redeveloping the property.
•If the Account were viewed as developing or redeveloping underperforming properties, suffering losses on our investments, or defaulting on any loans on our properties, our reputation could be damaged. Damage to our reputation could make it more difficult to successfully develop or acquire properties in the future and to continue to grow and expand our relationships with our lenders, venture partners and tenants.
•Because external factors may have changed from when the project was originally conceived (e.g., slower growth in the local economy, higher interest rates, overbuilding in the area, or changes in the regulatory and permitting environment), the property may not attract tenants on the schedule we originally planned and/or may not operate at the income and expense levels first projected.
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
Environmental Risks. How well a company manages its impacts on the natural environment can support long-term sustainable growth, or present unmitigated costs and risks. The Account may be liable for damage to the environment or injury to individuals caused by hazardous substances used or found on its properties. Under various environmental regulations, the Account may also be liable, as a current or previous property owner or mortgagee, for the cost of removing or cleaning up hazardous substances found on a property, even if it did not know of and was not responsible for the hazardous substances. If any hazardous substances are present or the Account does not properly clean up any hazardous substances, or if the Account fails to comply with regulations requiring it to actively monitor the business activities on its premises, the Account may have difficulty selling or renting a property or be liable for monetary penalties. Further, environmental laws may impose restrictions on the manner in which a property may be used, the tenants which may be allowed, or the manner in which businesses may be operated, which may require the Account to expend funds in order to comply with these laws. These laws may also cause the most ideal use of the property to differ from that originally contemplated and as a result could impair the Account’s returns. The cost of any required clean-up relating to a single real estate investment (including remediating contaminated property) and the Account’s potential liability for environmental damage, including paying personal injury claims and performing under indemnification obligations to third parties, could exceed the value of the Account’s investment in a property, the property’s value, or in an extreme case, a significant portion of the Account’s assets. Finally, while the Account may from time to time acquire third-party insurance related to environmental risks, such insurance coverage may be inadequate to cover the full cost of any loss and would cause the Account to be reliant on the financial health of our third-party insurer at the time any such claim is submitted.
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
Physical Climate Change Related Financial Risks. Many of the Account’s commercial properties are located within geographical regions in the United States and likely foreign jurisdictions in the future that currently are, and in the future will continue to be, affected by increasingly severe and adverse weather conditions across the globe, including, among others, earthquakes, hurricanes, tsunamis, high winds, wildfires, changes in rainfall patterns, inland or coastal flooding, and rising sea levels. Impacts from climate change may include significant risks to global financial assets and economic growth. As regions experience changes to the climate and extreme weather events become more frequent and intense, commercial real estate assets within the Account that are located in such regions could be adversely impacted by direct damage to buildings and other improvements thereon and result in loss of revenue, the incurrence of unplanned capital and other expenses not covered by insurance, and increase operating expenses for such properties, including utility, insurance and maintenance costs. Climate related changes and resulting hazards may stress local populations (including as a result of malnutrition, mortality and population migration), real estate financing and operational systems, and local infrastructure to the point where such changes and hazards negatively impact local market attractiveness of such properties as investments, rental market growth, and ultimately decrease demand for and value of commercial real estate in such regions. Any resulting losses from such climate changes and hazards could adversely impact the Account’s investment returns; however, should climate change assumptions be incorrect it may result in the Account forgoing investments that may have ultimately been beneficial to the Account.
Climate Change Transition Risks. Climate change poses long-term risks to investments that should be assessed and mitigated. Risks fall into two primary categories, as outlined within the Task Force on Climate Related Financial Disclosures (“TCFD”):
•Physical risk; and
•Transition risk: Transitioning to a low-carbon economy may entail extensive policy, legal, regulatory, technology and market changes to mitigate and adapt to climate change. Depending on the nature, speed and focus of these changes, transition risks may pose varying levels of financial and reputational risk to organizations and, by definition, also to their investors and portfolio assets (such as those held by the Account). While transition risk is relevant across sectors, it is likely to be especially severe for carbon-intensive industries.
ESG Criteria Risks. Management of the Account looks to utilize industry recognized environmental, social and governance (ESG) criteria in its commercial real estate underwriting given TIAA’s view that the application of such criteria, as part of the underwriting process, is beneficial in achieving positive long-term returns for the Account. In its evaluation of commercial real estate opportunities, the Account will take ESG considerations into account as part of the financial assessment of a commercial real estate portfolio asset, and not to achieve a desired outcome or as an investment qualification or screen. Ultimately, the Account will make an investment decision that incorporates ESG criteria only to the extent that the criteria is reasonably expected to enhance the ability to achieve desired returns for the Account. However, the Account's utilization of ESG criteria in its commercial real estate underwriting may, if economic risk or financial opportunity projections do not materialize in the way we have anticipated, result in the Account forgoing some commercial real estate market opportunities that could have ultimately been beneficial to the Account. Consequently, the Account may underperform other investment vehicles that do not utilize such ESG criteria in selecting portfolio properties.

Foreign Real Property Investment Risks. Investment in foreign commercial real properties, foreign real estate loans, and foreign debt investments may present the following special risks:
•The value of foreign investments or rental income can increase or decrease due to changes or fluctuations in foreign currency exchange rates, imposition of currency exchange control or market control regulations, possible expropriation or confiscatory taxation, political, social, diplomatic and economic developments and foreign regulations. The Account translates into U.S. dollars purchases and sales of securities, income receipts and expense payments made in foreign currencies at the exchange rates prevailing on the respective dates of the transactions. The effect of any changes in currency exchange rates on foreign debt investments and loans payable is included in the Account’s net realized and unrealized gains and losses. As such, fluctuations in currency exchange rates, even if hedged, may impair or reduce the Account’s returns and result in poorer overall performance of the Account than if it had not acquired such foreign investments or entered into any foreign currency hedging transactions.
•In managing any domestic or foreign commercial real property investments, the Account may, but is not required to, use or enter into forward currency contracts and foreign currency swaps, and may buy or sell put and call options and futures contracts on foreign currencies as well as other types of derivatives transactions (including interest rate swaps and options, futures contracts or swaps) in order to hedge against the risks of currency or exchange rate uncertainties, interest rate uncertainties and foreign currency or market fluctuations impacting the Account’s domestic or foreign real estate investments. Changes in exchange rates and exchange control regulations or interest rates may increase or reduce the value of domestic or foreign real estate investments. Currency hedging, interest rate hedging and similar transactions involve special risks and may limit potential gains due to increases in a currency’s value or changes in interest rates. Unanticipated changes in interest rates, domestic or foreign securities prices or currency exchange rates may result in poorer overall performance of the Account than if it had not entered into any such currency-related or interest rate-related hedging transactions for such real property investments. In addition, the Account could incur additional costs of paying hedge unwind fees, if it has to terminate cross-currency or interest rate swaps, futures contracts or options prematurely due to early repayment of domestic or foreign mortgage loans related to such properties. The Account does not intend to speculate in foreign currency exchange transactions, forward currency contracts, interest rate options, futures contracts or swaps or other types of hedging transactions related to its portfolio of domestic or foreign real property investments.
•Non-U.S. jurisdictions may impose withholding taxes on the Account as a result of its investment activity in that jurisdiction. TIAA may be eligible for a foreign tax credit in respect of such tax paid by the Account and such credit (if available to TIAA) would be reimbursed to the Account. However, there may be circumstances where TIAA is unable to receive some or all of the benefit of a foreign tax credit and the Account would thus not receive reimbursement, which could harm the value of the Account’s units.
•Foreign real estate markets may have different liquidity and volatility attributes than U.S. markets.
•The regulatory environment in non-U.S. jurisdictions may disfavor owners and operators of real estate investment properties, resulting in less predictable and/or economically harmful outcomes if the Account were to face a significant dispute with a tenant or with a regulator itself.
•The Account may be subject to increased risk of regulatory scrutiny pursuant to U.S. federal statutes, such as the Foreign Corrupt Practices Act, which, among other things, requires robust compliance and oversight programs to help prevent violations. The costs associated with maintaining such programs, in addition to costs associated with a potential regulatory inquiry, could impair the Account’s returns and divert management’s attention from other Account activities.
•It may be more difficult for the Account to obtain and collect a judgment on foreign investments than on domestic investments, and the costs to the Account that are associated with contesting claims relating to foreign investments may exceed those costs associated with a similar claim on domestic investments.
RISKS OF INVESTING IN REAL ESTATE INVESTMENT TRUST (REIT) SECURITIES
The Account invests in registered and unregistered REIT securities for diversification, liquidity management and other purposes. The Account’s investment in REITs may also increase, as a percentage of net assets, during periods in which the Account is experiencing large net inflow activity, in particular due to net contract owner transfers into the Account. As of December 31, 2020, the Account did not hold any REIT securities. Investments in REIT securities are part of the Account’s real estate-related investment strategy and are subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying properties owned by the entity, while mortgage REITs may be affected by the quality of any credit extended. Moreover, changes in consumer behavior that affect the use of commercial spaces could negatively impact the value of properties underlying certain REITs. In addition to these risks, because REIT investments are securities and generally publicly traded, they may be exposed to market risk and potentially significant price volatility due to changing conditions in the financial markets and, in particular, changes in overall interest rates, regardless of the value of the underlying real estate such REIT may own. In general, during periods of high interest rates, REITs may lose some of their appeal for investors who may be able to obtain higher yields from other income-producing investments, such as long-term bonds. Rising interest rates generally increase the cost of financing for real estate projects, which could cause the value of an equity REIT to decline. During periods of declining interest rates, mortgagors may elect to prepay mortgages held by mortgage REITs, which could lower or diminish the yield on the REIT. Also, sales of REIT securities by the Account for liquidity management purposes may occur at times when values of such securities have declined and it is otherwise an inopportune time to sell the security. Volatility in REITs can cause significant fluctuations in the Account’s AUV on a daily basis, as they are correlated to equity markets which have experienced significant day to day fluctuations over the past few years. Finally, certain REITs may be self-liquidating in that a specific term of existence is provided for in their trust document. In acquiring the securities of REITs, the Account runs the risk that it will sell them at an inopportune time. REITs do not pay federal income taxes if they distribute most of their earnings to their shareholders and meet other tax requirements. Many of the requirements to qualify as a REIT, however, are highly technical and complex. Failure to qualify as a REIT results in tax consequences, as well as disqualification from operating as a REIT for a period of time. Consequently, if the Account invests in securities of a REIT that later fails to qualify as a REIT, this may adversely affect the performance of our investment.
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
General Risks of Mortgage Loans. The Account will be subject to the risks inherent in making mortgage loans, including:
•The borrower may default on the loan, requiring that the Account foreclose on the underlying property to protect the value of its mortgage loan. Since its mortgage loans are usually non-recourse, the Account must rely solely on the value of a property for its security. In addition, there is a risk of delay in exercising any contractual remedies due to actions of the borrower, including, without limitation, bankruptcy or insolvency of the borrower.
•The larger the mortgage loan compared to the value of the property securing it, the greater the loan’s risk. Upon default, the Account may not be able to sell the property for its estimated or appraised value. Also, certain liens on the property, such as mechanic’s or tax liens, may have priority over the Account’s security interest.
•A deterioration in the financial condition of tenants, which could be caused by general or local economic conditions or other factors beyond the control of the Account, or the bankruptcy or insolvency of a major tenant, may adversely affect the income of a property, which could increase the likelihood that the borrower will default under its obligations.
•The borrower may be unable to make a lump sum principal payment due under a mortgage loan at the end of the loan term, unless it can refinance the mortgage loan with another lender.
•If interest rates are volatile during the loan period, the Account’s variable rate mortgage loans could have volatile yields. Further, to the extent the Account makes mortgage loans with fixed interest rates, it may receive lower yields than that which is then available in the market if interest rates rise generally.
Interest Rate Risk. The risk that the value or yield of fixed-income investments may decline if interest rates change. In general, when prevailing interest rates decline, the market values of outstanding fixed-income investments (particularly those paying a fixed rate of interest) tend to increase while yields on similar newly issued fixed-income investments tend to decrease, which could adversely affect the Account’s income. Conversely, when prevailing interest rates increase, the market values of outstanding fixed-income investments (particularly those paying a fixed rate of interest) tend to decline while yields on similar newly issued fixed income investments tend to increase. If a fixed-income investment pays a floating or variable rate of interest, changes in prevailing interest rates may increase or decrease the investment’s yield. Fixed-income investments with longer durations tend to be more sensitive to interest rate changes than shorter-term investments. Interest rate risk is generally heightened during periods when prevailing interest rates are low or negative. During periods of very low or negative interest rates, a fixed-income investment may not be able to maintain positive returns. As of the date of this report, interest rates in the United States and in certain foreign markets are at low levels. In general, changing interest rates could have unpredictable effects on the markets and may expose fixed-income and related markets to heightened volatility. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions). Additional interest rate-related risk include the following:
•London Interbank Offered Rate (“LIBOR”) Risks. LIBOR is an average interest rate, determined by the ICE Benchmark Administration, that banks charge one another for the use of short-term money. In addition, the terms of many investments, financings or other transactions in the U.S. and globally have been historically tied to LIBOR, which functions as a reference rate or benchmark for various commercial and financial contracts. The United Kingdom’s (“UK”) Financial Conduct Authority (“FCA”) has announced plans to discontinue supporting LIBOR and transition away from LIBOR by the end of 2021. However, subsequent announcements by the FCA, the LIBOR administrator and other regulators indicate that it is possible that certain LIBOR tenors may continue beyond 2021 and the most widely used LIBOR tenors may continue until mid-2023. There remains uncertainty regarding the future use of LIBOR and the nature of any replacement rate, and any potential effects of the transition away from LIBOR on the Account or on certain instruments in which the Account invests are not known. Various financial industry groups have begun planning for that transition and certain regulators and industry groups have taken actions to establish alternative reference rates (e.g., the Secured Overnight Financing Rate, which measures the cost of overnight borrowings through repurchase agreement transactions collateralized with U.S. Treasury securities and is intended to replace U.S. dollar LIBOR with certain adjustments). The transition process may involve, among other things, an increase in volatility or illiquidity of markets for instruments that currently rely on LIBOR, a reduction in the value of certain instruments held by the Account or a reduction in the effectiveness of related Account transactions such as hedging transactions. Various pending legislation, including in the U.S. Congress and the New York state legislature, may affect the transition of LIBOR-based instruments as well by permitting trustees and calculation agents to transition instruments with no LIBOR transition language to an alternative reference rate selected by such agents. Those legislative proposals include safe harbors from liability, which may limit the recourse the Account may have if the alternative reference rate does not fully compensate the Account for the transition of an instrument from LIBOR. It is uncertain whether such legislative proposals will be signed into law. Any such effects, as well as other unforeseen effects, could result in losses to the Account; and
•Negative Interest Rate Risk. Certain European countries and Japan have pursued negative interest rate policies, the consequences of which are uncertain. In response to recent volatility and economic uncertainty, the U.S. government and certain foreign central banks have taken steps to stabilize markets by, among other things, reducing interest rates. A negative interest rate policy is an unconventional central bank monetary policy tool where nominal target interest rates are set with a negative value (i.e., below zero percent) intended to help create self-sustaining growth in the local economy. If a bank charges negative interest, instead of receiving interest on deposits, a depositor must pay the bank fees to keep money with the bank. As a result, certain debt instruments have recently begun to trade at negative yields, which means the purchaser of the instrument may receive at maturity less than the total amount invested. Negative interest rates may become more prevalent among foreign (non-U.S.) issuers, and potentially within the United States. These market conditions may increase the Account’s exposure to the risks associated with rising interest rates. A wide variety of factors can cause interest rates or yields of U.S. Treasury securities (or yields of other types of bonds) to rise. This is especially true under current market conditions because, as of the date of this report, interest rates in the United States and in certain foreign markets are at low levels. Thus, the Account currently faces a heightened level of risk associated with rising interest rates. This could be driven by a variety of factors, including, but not limited, to central bank monetary policies, changing inflation or real growth rates, general economic conditions, increasing bond issuances or reduced market demand for low yielding investments. To the extent the Federal Reserve Board continues to raise interest rates, there is a risk that rates across the financial system may rise. To the extent the Account has a bank deposit or holds a debt or mortgage instrument with a negative interest rate to maturity, the Account would generate a negative return on that investment. A number of factors may contribute to debt instruments trading at a negative yield. While negative yields can be expected to reduce demand for fixed-income investments trading at a negative interest rate, investors may be willing to continue to purchase such investments for a number of reasons including, but not limited to, price insensitivity, arbitrage opportunities across fixed-income markets, rules-based investment strategies, capital preservation, reduced volatility, or decreased investment opportunities. If negative interest rates become more prevalent in the market, it is expected that investors will seek to reallocate assets to other income-producing assets such as investment-grade and high-yield debt instruments, or equity investments that pay a dividend. This increased demand for higher yielding assets may cause the price of such instruments to rise while triggering a corresponding decrease in yield and the value of debt instruments over time. In addition, a move to higher yielding investments may cause investors, including the Account, to seek fixed-income investments with longer duration and/or potentially reduced credit quality in order to seek the desired level of yield. These considerations may limit the Account’s ability to locate fixed-income instruments containing the desired risk/return profile. Changing interest rates, including, but not limited to, rates that fall below zero, could have unpredictable effects on the markets and may expose fixed-income and related markets to heightened volatility and potential illiquidity, increasing the potential for losses for the Account.
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
Prepayment Risk. The Account’s mortgage loan investments will usually be subject to the risk that the borrower repays a loan early. Also, the Account may be unable to reinvest the proceeds at as high an interest rate as the original mortgage loan rate, resulting in a decline in income. These risks are normally present in mortgage-backed securities and other ABS. For example, homeowners have the option to prepay their mortgages. Therefore, the duration of a security backed by home mortgages can shorten depending on homeowner prepayment activity. A rise in the prepayment rate and the resulting decline in duration of fixed-income securities held by the Account can result in losses to investors in the Account.
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
Risks of Participations. To the extent the Account invested in a participating mortgage, the following additional risks would apply:
◦The participation feature, in tying the Account’s returns to the performance of the underlying asset, might generate insufficient returns to make up for the higher interest rate the loan would have obtained without the participation feature.
◦In very limited circumstances, a court may characterize the Account’s participation interest as a partnership or joint venture with the borrower and the Account could lose the priority of its security interest or become liable for the borrower’s debts.

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
It is possible that issuers of U.S. Government securities will not have the funds to meet their payment obligations in the future. Federal Home Loan Mortgage Corp. (“FHLMC”) and Federal National Mortgage Association (“FNMA”) have been operating under conservatorship, with the FHFA acting as their conservator, since September 2008. The FHFA and U.S. Presidential administration have made public statements regarding plans to consider ending the conservatorships. In the event that FHLMC or FNMA are taken out of conservatorships, it is unclear how their respective capital structure would be constructed and what impact, if any, there would be on FHLMC’s or FNMA’s creditworthiness and guarantees of certain mortgage-backed securities. The entities are dependent upon the continued support of the U.S. Department of the Treasury and FHFA in order to continue their business operations. These factors, among others, could affect the future status and role of FHLMC and FNMA and the value of their securities and the securities which they guarantee.
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
RISKS OF LIQUID, FIXED-INCOME INVESTMENTS
The Account’s investments in liquid, fixed-income investments, whether real estate-related securities (such as REITs, CMBS or some loans receivable) or non real estate-related securities (such as ABS, MBS, RMBS, CLOs, CMOs, CDOs, cash equivalents, municipal bond securities, other domestic and foreign government and corporate securities and structured securities), and whether debt or equity, are subject to the following general risks:

Issuer Risk (often called Financial Risk). The risk that an issuer’s earnings or revenue prospects and overall financial position will deteriorate (or be perceived to deteriorate by market participants, rating agencies, pricing services or otherwise), causing a decline in the value of the issuer’s financial instruments over short or extended periods of time. In times of market turmoil, perceptions of an issuer’s credit risk can quickly change and even large, well-established issuers may deteriorate rapidly with little or no warning.
Credit Risk. The risk that the issuer of the fixed-income investments may not be able or willing to meet interest or principal payments when the payments become due, or, in the case of structured securities, the risk that the underlying collateral for the security may be insufficient to support such interest or principal payments, thereby causing a loss to the Account on the investment. Credit risk is heightened in times of market turmoil when perceptions of an issuer’s credit risk can quickly change and even large, well-established issuers and/or governments or, in the case of structured securities, higher quality underlying collateral for the security, may deteriorate rapidly with little or no warning.
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
Market Volatility, Liquidity and Valuation Risk. The risk that volatile or dramatic reductions in trading activity, or the cessation of trading at any time, whether due to general market turmoil, limited dealer capacity, problems experienced by a single company or a market sector, or other factors, such as natural disasters or public emergencies (pandemics and epidemics), in securities markets make it difficult for the Account to properly value its investments. In such situations, the Account may not be able to purchase or sell a securities investment at an attractive price, if at all. This risk is particularly acute to the extent the Account holds equity securities, which have experienced significant short-term price volatility in recent years.
Interest Rate Risk. The risk that increases or volatility in interest rates can cause the prices of certain fixed-income investments to decline. This risk is heightened to the extent the Account invests in fixed-income investments and during periods when prevailing interest rates are low. Periods of very low or negative interest rates may challenge the Account’s ability to maintain positive returns. As of the date of this report, interest rates in the United States and in certain foreign markets are near historic lows, which may increase the Account’s exposure to risks associated with rising interest rates. In general, changing interest rates could have unpredictable effects on the markets and may expose fixed-income and related markets to heightened volatility. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions).
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
U.S. Government Securities Risk. Securities issued by the U.S. Government or one of its agencies or instrumentalities may receive varying levels of support from the U.S. Government, which could affect the Account’s ability to recover should they default. Therefore, securities issued by U.S. Government agencies or instrumentalities that are not backed by the full faith and credit of the U.S. Government may involve increased risk of loss of principal and interest. In addition, the value of U.S. Government securities may be affected by changes in the credit rating of the U.S. Government. To the extent the Account invests significantly in securities issued or guaranteed by the U.S. Government or its agencies or instrumentalities, any market movements, regulatory changes or changes in political or economic conditions that affect the securities of the U.S. Government or its agencies or instrumentalities in which the Account invests may have a significant impact on the Account’s performance. Events that would adversely affect the market prices of securities issued or guaranteed by one U.S. Government agency or instrumentality may adversely affect the market prices of securities issued or guaranteed by other agencies or instrumentalities.
State and Municipal Investment Risk. Events affecting states and municipalities may adversely affect the Account’s investments and its performance. These events may include severe financial difficulties and continued budget deficits, economic or political policy changes, tax base erosion, state constitutional limits on tax increases, and changes in the credit ratings assigned to state and municipal issuers of debt instruments that the Account may hold. Since 2008, many states and municipalities have experienced—and continue to experience—severe financial difficulties. As a result, the economies and fiscal condition of these states and municipalities have deteriorated significantly as a result of a number of economic and other factors, including continued state and local housing crises, high unemployment levels, a drop in tax revenue and periods of larger national economic slowdown. The continued deterioration of state and municipal economies has resulted in large state and municipal budget deficits and it is unclear at this time when and how states and municipalities will close their budget gaps or how those solutions might affect state or municipal governments. A negative change in any one of these or other areas could affect the ability of state or municipal issuers to meet their debt obligations and result in losses to the Account.
Foreign Securities Investment Risk. Foreign investments, which may include securities of foreign issuers, securities or contracts traded or acquired in non-U.S. markets or on non-U.S. exchanges, or securities or contracts payable or denominated in non-U.S. currencies, can involve special risks that arise from one or more of the following events or circumstances: (1) changes in currency exchange rates; (2) possible imposition of market controls or currency exchange controls; (3) possible imposition of withholding taxes on dividends and interest; (4) possible seizure, expropriation or nationalization of assets; (5) more limited financial information or difficulties interpreting it because of foreign regulations and accounting standards; (6) lower liquidity and higher volatility in some foreign markets; (7) the impact of political, social or diplomatic events; (8) economic sanctions or other measures by the United States or other governments; (9) the difficulty of evaluating some foreign economic trends; and (10) the possibility that a foreign government could restrict an issuer from paying principal and interest to investors outside the country. Brokerage commissions and custodial and transaction costs are often higher for foreign investments, and it may be difficult for the Account to use foreign laws and courts to enforce financial or legal obligations. Foreign investments may also be subject to risk of loss because of more or less foreign government regulation, less public information, and less stringent investor protections and disclosure standards.

Emerging Markets Risk. The risk of foreign investment often increases in countries with emerging markets. For example, these countries may have more unstable governments than developed countries, and their economies may be based on only a few industries. Emerging markets countries may also have less stringent regulation of accounting, auditing, financial reporting, and recordkeeping requirements, which could affect the Account’s ability to evaluate potential investments. Because their financial markets may be very small, share prices of financial instruments in emerging market countries may be volatile and difficult to determine. Financial instruments of issuers in these countries may have lower overall liquidity than those of issuers in more developed countries. In addition, foreign investors such as the Account are subject to a variety of special restrictions in many emerging market countries. The risks outlined above are often more pronounced in “frontier markets” in which the Account may invest. Moreover, legal remedies for investors in emerging markets (including derivative litigation) may be more limited, and U.S. authorities may have less ability to bring actions against bad actors in emerging markets countries. Frontier markets are those emerging markets that are considered to be among the smallest, least mature and least liquid. These factors may make investing in frontier market countries significantly riskier than investing in other countries.
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
Counterparty and Third Party Risk. Transactions involving a counterparty to a derivative or other instrument, or a third party responsible for servicing the instrument, are subject to the credit risk of the counterparty or third party, and to the counterparties or third party’s ability to perform in accordance with the terms of the transaction. If a counterparty defaults, the Account may have contractual remedies but the Account may be unable to enforce them due to the application of bankruptcy, insolvency and other laws affecting the rights of creditors. Counterparty risk is still present even if a counterparties' obligations are secured by collateral because, for example, the Account’s interest in collateral may not be perfected or additional collateral may not be promptly posted as required. The Account is also subject to counterparty risk to the extent it executes a significant portion of its securities or derivatives transactions through a single broker, dealer, or futures commission merchant.
Rule 144A Securities Risk. The risk that SEC Rule 144A securities may be less liquid, and have less disclosure and investor protections, than publicly traded securities. Such securities may involve a high degree of business and financial risk and may result in losses to the Account.
Illiquid Investments Risk. The risk that illiquid investments may be difficult to sell for the value at which they are carried, if at all, or at any price within the desired time frame. Illiquid investments are those that are not reasonably expected to be sold or disposed of in current market conditions in seven calendar days or less without the sale or disposition significantly changing the market value of the investment. The Account’s investments in illiquid investments may reduce the returns of the Account because it may be unable to sell the illiquid investment at an advantageous time or price, which could prevent the Account from taking advantage of other investment opportunities. Illiquid investments may trade less frequently, in lower quantities and/or at a discount as compared to more liquid investments, which may cause the Account to receive distressed prices and incur higher transaction costs when selling such investments. Securities that are liquid at the time of purchase may subsequently become illiquid due to events such as adverse developments for an issuer, industry-specific developments, market events, rising interest rates, changing economic conditions or investor perceptions and geopolitical risk. Dislocations in certain parts of markets have resulted, and may continue to result, in reduced liquidity for certain investments. It is uncertain when financial markets will improve and economic conditions will stabilize. Liquidity of financial markets may also be affected by government intervention and political, social, health, economic or market developments. During periods of market stress, the Account’s assets could potentially experience significant levels of illiquidity.
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
COVID-19-Related Risks to Liquid Securities. In addition to the risks noted above, the U.S. capital markets have continued to experience extreme volatility and disruption during the COVID-19 pandemic. Some economists and investment banks have expressed concern that the continued spread of COVID-19 globally could lead to a prolonged global economic downturn, which, in addition to affecting our investments in real property, would adversely impact the Account’s investments in real-estate and non-real estate-related liquid assets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions may adversely affect the Account’s business, financial position and results of operations.
Structured Securities Risk. The risk that the value of a structured security or its underlying collateral can rise or fall in inverse proportion to the movement of interest rates. In addition, structured securities are often subject to limited liquidity, market volatility, the credit risk of the issuer or the underlying collateral for the security, changes in credit spreads charged by the market for taking the issuer’s or underlying collateral’s credit risk, early termination events (which can lower the payout at maturity), contractual provisions that may impose maximum gains, participation rights or similar features that limit investment return on the security, and hidden fees and costs embedded in the price of the security, all of which can adversely impact the value of, and result in the loss of principal or interest on, the security at maturity.
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
Liquidity Guarantee. In addition, as discussed elsewhere in this report, the TIAA General Account provides a liquidity guarantee to the Account. While an independent fiduciary is responsible under the prohibited transaction exemption issued to the Account in 1996 under PTE 96-76 (“PTE 96-76”) for establishing a “trigger point” (a percentage of TIAA’s ownership of liquidity units beyond which TIAA’s ownership may be reduced at the fiduciary’s direction), there is no express cap on the amount TIAA may be obligated to fund under this guarantee. Further, the Account’s independent fiduciary oversees any redemption of TIAA liquidity units. TIAA’s ownership of liquidity units (including the potential for changes in its levels of ownership in the future) from time to time could result in the perception that TIAA is taking into account its own economic interests while serving as investment manager for the Account. In particular, the value of TIAA’s liquidity units fluctuates in the same manner as the value of accumulation units held by all contract owners. Any perception of a conflict of interest could cause contract owners to transfer accumulations out of the Account to another investment option, which could have an adverse impact on the Account’s ability to act most optimally upon its investment strategy.
RISKS OF SECURITIES LENDING
In lending its securities, the Account bears the market risk with respect to the investment of collateral and the risk the borrower or securities lending agent (the “Agent”) may default on its contractual obligations to the Account. Each Agent bears the risk that the borrower may default on its obligation to return the loaned securities as the Agent is contractually obligated to indemnify the Account if at the time of a default by a borrower some or all of the loaned securities have not been returned. Substitute payments for dividends received by the Account for securities loaned out by the Account will not be considered as qualified dividend income or as eligible for the corporate dividend received deduction.
REQUIRED PROPERTY SALES UNDER THE PTE
If TIAA were to own too large a percentage of the Account’s accumulation units through funding the liquidity guarantee (as determined by the Account’s independent fiduciary), the independent fiduciary could, pursuant to its obligations under PTE 96-76, require the Account to sell commercial real properties or other portfolio assets in the Account to reduce TIAA’s ownership interest. Any such required sales could occur at times and at prices that depress the sale proceeds to the Account and result in losses to the Account.

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
If in the future the Account elected to or was obligated to register as an investment company, the Account would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things, limitations on capital structure, restrictions on certain investments, compliance with reporting, record-keeping, voting and proxy disclosure requirements and other rules and regulations that could significantly increase its operating expenses and reduce its operating flexibility. To maintain compliance with the exemptions from the Investment Company Act, the Account may be unable to sell assets it would otherwise want to sell and may be unable to purchase securities it would otherwise want to purchase, which might materially adversely impact the Account’s performance.
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
Cybersecurity failures by the Account or any of its service providers, or the issuers of any portfolio securities in which the Account invests (e.g., issuers of REIT stocks or debt securities), have the ability to result in disruptions to and impacts on business operations and may adversely affect the Account and the value of your accumulation units. Such disruptions or impacts may result in: financial losses; interference with the processing of contract transactions, including the processing of orders from TIAA’s website; interfere with the Account’s ability to calculate AUVs; barriers to trading and order processing; Account contract owners’ inability to transact business with the Account; violations of applicable federal and state privacy or other laws; regulatory fines, penalties, reputational damage, reimbursement or other compensation costs; or additional compliance costs. The Account and its service providers may also maintain sensitive information (including relating to personally identifiable information of investors) and a cybersecurity breach may cause such information to be lost, improperly accessed, used or disclosed. The Account may incur additional, incremental costs to prevent and mitigate the risks of cybersecurity attacks or incidents in the future. The Account and its contract owners could be negatively impacted by such cybersecurity attacks or incidents. Although the Account has established business continuity plans and risk-based processes and controls to address such cybersecurity risks, there are inherent limitations in such plans and systems in part due to the evolving nature of technology and cybersecurity attack tactics. As a result, it is possible that the Account or the Account’s service providers will not be able to adequately identify or prepare for all cybersecurity attacks. In addition, the Account cannot directly control the cybersecurity plans or systems implemented by its service providers.
Other disruptive events, including, but not limited to, natural disasters and public health or pandemic crises (such as the COVID-19 pandemic), may adversely affect the Account’s ability to conduct business. Such adverse effects may include the inability of TIAA’s employees, or the employees of its affiliates and the Account’s service providers, to perform their responsibilities as a result of any such event. Any resulting disruptions to the Account’s business operations can interfere with our processing of contract transactions (including the processing of orders from our website), impact our ability to calculate annuity unit values, or cause other operational issues.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.
THE PROPERTIES—GENERAL
In the table below, contract owners will find general information about each of the Account’s investments as of December 31, 2020. The Account’s investments include both properties that are wholly owned by the Account and properties owned by the Account’s joint venture investments. Certain investments include a portfolio of properties.

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
OFFICE PROPERTIES
1001 Pennsylvania Ave	Washington, D.C.	100.00%	763,307	88.8%	$806.8	(3)
99 High Street	Boston, MA	100.00%	730,210	92.8%	540.2	(3)
Lincoln Centre	Dallas, TX	100.00%	1,621,293	78.2%	467.7
701 Brickell Avenue	Miami, FL	100.00%	685,660	89.5%	421.5	(3)
780 Third Avenue	New York, NY	100.00%	507,611	72.1%	354.3	(3)
Colorado Center	Santa Monica, CA	50.00%	1,128,600	93.6%	346.4	(4)
1900 K Street, NW	Washington, D.C.	100.00%	346,197	96.7%	338.0	(3)
Four Oaks Place	Houston, TX	51.00%	2,342,049	83.6%	336.2	(4)
Wilshire Rodeo Plaza	Beverly Hills, CA	100.00%	255,891	82.9%	311.4
Foundry Square II	San Francisco, CA	50.10%	520,218	96.9%	307.5
21 Penn Plaza	New York, NY	100.00%	380,994	79.4%	302.5
Fort Point Creative Exchange Portfolio	Boston, MA	100.00%	406,625	61.4%	264.6
One Boston Place	Boston, MA	50.25%	805,586	82.0%	259.3
409 & 499 Illinois Street	San Francisco, CA	40.00%	463,985	99.0%	242.8
225 Binney Street	Cambridge, MA	70.00%	305,212	100.0%	233.6
1401 H Street, NW	Washington, D.C.	100.00%	359,789	86.3%	217.1	(3)
837 Washington Street	New York, NY	100.00%	55,497	100.0%	211.0
88 Kearny Street	San Francisco, CA	100.00%	228,825	79.5%	199.3
501 Boylston	Boston, MA	50.10%	610,075	99.3%	195.1	(4)
Campus Pointe 1	San Diego, CA	45.00%	449,759	99.2%	177.3
Fourth & Madison	Seattle, WA	51.00%	845,533	96.5%	172.0	(4)
Campus Pointe 2 & 3	San Diego, CA	45.00%	305,006	100.0%	154.7
440 Ninth Avenue	New York, NY	88.52%	410,815	88.8%	133.1	(4)
Campus Pointe 6	San Diego, CA	45.00%	314,103	95.7%	130.6
Vista Station Office Portfolio	Draper, UT	100.00%	400,000	100.0%	116.3	(3)
1600 Broadway Street	Denver, CO	100.00%	444,595	91.9%	116.0
Pacific Plaza	San Diego, CA	100.00%	218,164	74.5%	111.0
150 Industrial Road	San Carlos, CA	98.00%	229,640	100.0%	101.2
Wilton Woods Corporate Campus	Wilton, CT	100.00%	531,606	76.0%	100.0
101 Pacific Coast Highway	El Segundo, CA	100.00%	200,228	90.8%	94.7
1500 Owens	San Francisco, CA	49.90%	158,267	100.0%	89.8
The Ellipse at Ballston	Arlington, VA	100.00%	197,226	76.8%	79.8
The Hub	Long Island City, NY	95.00%	345,643	17.2%	79.2	(4)
Juniper MOB Portfolio(7)	Various	50.00%	325,396	78.7%	65.4
9625 Towne Centre Drive	San Diego, CA	49.90%	163,648	100.0%	60.6
200 Middlefield Road	Menlo Park, CA	100.00%	43,081	85.7%	60.2
West Lake North Business Park	Westlake Village, CA	100.00%	197,366	78.7%	58.3
101 North Tryon Street	Charlotte, NC	85.00%	546,615	79.4%	56.0	(4)
Camelback Center	Phoenix, AZ	100.00%	232,615	55.0%	52.0

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
8270 Greensboro Drive	McLean, VA	100.00%	158,341	71.1%	$46.0
Campus Pointe 5	San Diego, CA	45.00%	269,048	100.0%	45.0
3131 McKinney	Dallas, TX	100.00%	146,467	60.5%	39.3
30700 Russell Ranch	Westlake Village, CA	100.00%	136,262	97.7%	36.5
817 Broadway	New York, NY	61.46%	139,312	21.8%	26.0	(4)
Campus Pointe 4	San Diego, CA	45.00%	44,034	100.0%	11.2
Subtotal—Office Properties				85.2%	$8,567.5

INDUSTRIAL PROPERTIES
Ontario Industrial Portfolio	Various, U.S.A.	100.00%	3,361,602	73.6%	$540.4
Dallas Industrial Portfolio	Dallas and Coppell, TX	100.00%	3,684,941	100.0%	258.3
Great West Industrial Portfolio	Rancho Cucamonga and Fontana, CA	100.00%	1,358,925	100.0%	215.1
Cerritos Industrial Park	Cerritos, CA	100.00%	934,213	97.6%	171.8
Rainier Corporate Park	Fife, WA	100.00%	1,104,071	97.5%	169.9
Southern CA RA Industrial Portfolio	Los Angeles, CA	100.00%	920,078	86.4%	160.9
Pinto Business Park	Houston, TX	100.00%	1,641,141	80.9%	153.8
South River Road Industrial	Cranbury, NJ	100.00%	858,957	100.0%	138.5
Regal Logistics Campus	Seattle, WA	100.00%	968,535	100.0%	132.0
Seneca Industrial Park	Pembroke Park, FL	100.00%	882,182	98.4%	128.7
Oakmont IE West Portfolio	Fontana, CA	100.00%	709,941	100.0%	123.9
Northern CA RA Industrial Portfolio	Oakland, CA	100.00%	625,442	87.1%	117.2
Shawnee Ridge Industrial Portfolio	Atlanta, GA	100.00%	1,422,922	100.0%	104.0
Frontera Industrial Business Park	San Diego, CA	100.00%	691,407	87.3%	101.2
Rancho Cucamonga Industrial Portfolio	Rancho Cucamonga, CA	100.00%	573,000	100.0%	95.4
Chicago Caleast Industrial Portfolio	Chicago, IL	100.00%	1,145,152	100.0%	85.3
Weston Business Center	Weston, FL	100.00%	455,268	100.0%	81.7
Ontario Mills Industrial Portfolio	Ontario, CA	100.00%	435,733	100.0%	79.2
Northwest Houston Industrial Portfolio	Houston, TX	100.00%	1,010,957	68.3%	75.5
Pinnacle Industrial Portfolio	Grapevine, TX	100.00%	899,200	80.2%	75.5
Stevenson Point	Newark, CA	100.00%	312,885	100.0%	75.0
Broward Industrial Portfolio	Various, FL	100.00%	355,088	100.0%	68.5
Pacific Corporate Park	Fife, WA	100.00%	388,783	86.7%	66.8
Centre Pointe and Valley View	Los Angeles County, CA	100.00%	307,685	97.7%	62.1
200 Milik Street	Carteret, NJ	100.00%	232,134	100.0%	59.1
Landover Logistics	Landover, MD	100.00%	360,550	46.4%	54.3
Midway 840	Mount Juliet, TN	100.00%	670,680	56.5%	50.9
Northwest RA Industrial Portfolio	Seattle, WA	100.00%	312,321	100.0%	49.6
Northeast RA Industrial Portfolio	Boston, MA	100.00%	384,126	100.0%	44.2
Atlanta Industrial Portfolio	Lawrenceville, GA	100.00%	495,440	100.0%	41.5
Otay Mesa Industrial Portfolio	San Diego, CA	100.00%	265,712	100.0%	40.2
One Beeman Road	Northborough, MA	100.00%	342,900	100.0%	36.0
Chicago Industrial Portfolio	Chicago, IL	100.00%	334,824	100.0%	33.0
Riverside 202 Industrial	Phoenix, AZ	100.00%	319,860	100.0%	30.4
10 New Maple	Pine Brook, NJ	100.00%	266,338	83.0%	21.0

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
Park 10 Distribution	Houston, TX	100.00%	152,638	91.2%	$12.0
Chisolm Trail	Houston, TX	100.00%	86,904	85.9%	5.2
Subtotal—Industrial Properties				90.9%	$3,758.1
RETAIL PROPERTIES
The Florida Mall	Orlando, FL	50.00%	1,734,626	89.5%	$655.8	(4)
Fashion Show	Las Vegas, NV	50.00%	1,901,477	94.6%	568.7	(4)
The Forum at Carlsbad	Carlsbad, CA	100.00%	264,915	97.0%	203.0	(3)
Pacific City	Huntington Beach, CA	100.00%	189,951	77.6%	158.0	(3)
Florida Retail Portfolio	Various, FL	80.00%	450,822	98.2%	155.5
Westwood Marketplace	Los Angeles, CA	100.00%	202,202	100.0%	150.0
Village Crossing	Skokie, IL	100.00%	722,457	95.4%	136.1
Bridgepointe Shopping Center	San Mateo, CA	100.00%	231,519	66.7%	124.1
West Town Mall	Knoxville, TN	50.00%	1,339,417	94.0%	122.9	(4)
350 Washington	Boston, MA	100.00%	147,273	92.5%	121.0
Miami International Mall	Miami, FL	50.00%	1,084,218	95.2%	110.0	(4)
Birkdale Village	Huntersville, NC	93.00%	334,892	91.7%	109.0	(4)
Plaza America	Reston, VA	100.00%	164,232	82.0%	103.0
Fayette Pavilion	Fayetteville, GA	100.00%	1,521,852	90.5%	101.4
Marketfair	West Windsor, NJ	100.00%	243,356	96.7%	98.4
Charleston Plaza	Mountain View, CA	100.00%	132,590	100.0%	95.3
Valencia Town Center	Valencia, CA	50.00%	979,809	93.4%	93.0	(4)
The Shops at Wisconsin Place	Chevy Chase, MD	100.00%	117,202	79.3%	89.3	(5)
Marketplace at Mill Creek	Buford, GA	100.00%	401,896	99.2%	76.4	(3)
Publix at Weston Commons	Weston, FL	100.00%	126,922	93.6%	69.6
South Denver Marketplace	Denver, CO	100.00%	261,135	100.0%	65.1
Overlook At King Of Prussia	King of Prussia, PA	100.00%	193,068	94.5%	55.6	(3)
Pavilion at Turkey Creek	Knoxville, TN	100.00%	452,771	96.2%	51.1
32 South State Street	Chicago, IL	100.00%	96,354	100.0%	48.5	(3)
Southside at McEwen	Franklin, TN	100.00%	92,470	94.9%	48.2
Creeks at Virginia Center	Glen Allen, VA	100.00%	265,973	92.5%	47.5
Columbiana Station	Columbia, SC	100.00%	435,592	91.9%	47.0
Winslow Bay Commons	Mooresville, NC	100.00%	441,773	99.7%	46.9	(3)
Heritage Pavilion	Smyrna, GA	100.00%	255,971	92.7%	40.6
Newnan Pavilion	Newnan, GA	100.00%	466,503	96.5%	40.0
Alexander Place	Raleigh, NC	100.00%	198,175	89.5%	39.9
Riverchase Village	Hoover, AL	100.00%	175,673	94.4%	36.1
Cypress Trace	Fort Myers, FL	100.00%	279,171	98.2%	35.9
Woodstock Square	Woodstock, GA	100.00%	392,859	99.7%	32.0
Town and Country	Knoxville, TN	100.00%	650,229	87.0%	30.7
River Ridge	Birmingham, AL	100.00%	349,734	98.2%	29.0
401 West 14th Street	New York, NY	42.19%	62,200	92.1%	27.1	(4)
Market Square	Fort Myers, FL	100.00%	118,945	89.6%	20.1
Shoppes at Lake Mary	Lake Mary, FL	100.00%	74,234	93.9%	19.6
Warwick Shopping Center	Warwick, RI	100.00%	159,958	85.3%	17.8

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
1619 Walnut Street	Philadelphia, PA	100.00%	34,047	100.0%	$16.7
Eisenhower Crossing	Macon, GA	100.00%	591,832	76.8%	12.9
Bellevue Place	Nashville, TN	100.00%	77,099	95.9%	8.4
Subtotal—Retail Properties				92.7%	$4,157.2

OTHER PROPERTIES
Storage Portfolio II	Various, U.S.A.	90.00%	2,674,252	96.9%	$131.7	(4)
Storage Portfolio I	Various, U.S.A.	66.02%	1,683,881	96.7%	93.6	(4)
Lincoln Centre - Hilton Dallas	Dallas, TX	100.00%	384,791	20.2%	63.6
Storage Portfolio III	Various, U.S.A.	90.00%	355,825	94.1%	53.3
I-35 Logistics Center	Fort Worth, TX	95.00%	N/A	N/A	33.1	(6)
Fairfield Tolenas Development	Fairfield, CA	95.00%	N/A	N/A	26.6	(6)
Almond Avenue	Fontana, CA	100.00%	N/A	N/A	13.4	(6)
Subtotal—Other Properties				90.8%	$415.3
Subtotal—Commercial Properties				89.8%	$16,898.1

RESIDENTIAL PROPERTIES
Simpson Housing Portfolio	Various, U.S.A.	80.00%	N/A	92.3%	$427.6	(4)
Palomino Park	Highlands Ranch, CO	100.00%	N/A	94.7%	352.1
The Colorado	New York, NY	100.00%	N/A	89.7%	243.1	(3)
THP Student Housing Portfolio	Various, U.S.A.	97.00%	N/A	90.7%	188.6	(4)
Stella	Marina Del Rey, CA	100.00%	N/A	91.4%	161.0
The Louis at 14th	Washington, D.C.	100.00%	N/A	91.8%	160.1
Mass Court	Washington, D.C.	100.00%	N/A	88.9%	160.0
Houston Apartment Portfolio	Houston, TX	100.00%	N/A	89.2%	157.3
Holly Street Village	Pasadena, CA	100.00%	N/A	92.8%	153.1	(3)
The Legacy at Westwood	Los Angeles, CA	100.00%	N/A	86.1%	149.1	(3)
BLVD63	San Diego, CA	100.00%	N/A	81.5%	145.1
Larkspur Courts	Larkspur, CA	100.00%	N/A	88.7%	141.0
Terra House	San Jose, CA	100.00%	N/A	88.2%	140.2
The Manor at Flagler Village	Fort Lauderdale, FL	100.00%	N/A	87.7%	131.2
The Palatine	Arlington, VA	100.00%	N/A	92.7%	125.0	(3)
Union - South Lake Union	Seattle, WA	100.00%	N/A	87.3%	111.0	(3)
Ashford Meadows Apartments	Herndon, VA	100.00%	N/A	95.9%	107.4
Henley at Kingstowne	Alexandria, VA	100.00%	N/A	90.2%	107.4	(3)
Regents Court	San Diego, CA	100.00%	N/A	91.6%	103.0	(3)
Sole at Brandon	Riverview, FL	100.00%	N/A	91.8%	100.0
Casa Palma	Coconut Creek, FL	100.00%	N/A	92.9%	98.7
Circa Green Lake	Seattle, WA	100.00%	N/A	92.5%	96.0	(3)
Rancho Del Mar	San Clemente, CA	100.00%	N/A	90.4%	93.5
803 Corday	Naperville, IL	100.00%	N/A	94.3%	92.6
MiMA	New York, NY	70.00%	N/A	99.8%	92.2	(4)
Oceano at Warner Center	Woodland Hills, CA	100.00%	N/A	93.9%	90.1
Creekside Alta Loma	Rancho Cucamonga, CA	100.00%	N/A	93.8%	85.5
Greene Crossing	Columbia, SC	100.00%	N/A	100.0%	81.3
Sole at Brandon	Riverview, FL	100.00%	N/A	91.0%	78.0

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
Centric Gateway	Charlotte, NC	100.00%	N/A	85.2%	$74.0
Fusion 1560	St. Petersburg, FL	100.00%	N/A	96.0%	72.7	(3)
Biltmore at Midtown	Atlanta, GA	100.00%	N/A	86.2%	72.6	(3)
The District at La Frontera	Austin, TX	100.00%	N/A	92.0%	72.4	(3)
Churchill on the Park	Dallas, TX	100.00%	N/A	90.2%	72.3
Ascent at Windward	Alpharetta, GA	100.00%	N/A	94.2%	72.3	(3)
The Residences at the Village of Merrick Park	Coral Gables, FL	100.00%	N/A	90.8%	69.5
Prescott Wallingford Apartments	Seattle, WA	100.00%	N/A	89.0%	67.4
Carrington Park	Plano, TX	100.00%	N/A	93.4%	66.7
The Bridges	Minneapolis, MN	100.00%	N/A	96.9%	66.0
Lofts at SoDo	Orlando, FL	100.00%	N/A	94.2%	65.3	(3)
Boca Arbor Club	Boca Raton, FL	100.00%	N/A	95.4%	63.9
5 West	Tampa, FL	100.00%	N/A	94.0%	63.0
Allure at Camarillo	Camarillo, CA	100.00%	N/A	97.6%	62.0
Glen Lake	Atlanta, GA	100.00%	N/A	93.0%	59.0
The Maroneal	Houston, TX	100.00%	N/A	87.4%	58.8
Cherry Knoll	Germantown, MD	100.00%	N/A	93.7%	57.8	(3)
Westcreek	Westlake Village, CA	100.00%	N/A	95.2%	55.4
Orion on Orpington	Orlando, FL	100.00%	N/A	96.8%	51.6
Lakepointe at Jacaranda	Plantation, FL	100.00%	N/A	95.9%	48.7
The Manor Apartments	Plantation, FL	100.00%	N/A	91.9%	47.5
Cliffs at Barton Creek	Austin, TX	100.00%	N/A	87.1%	45.6
Park Creek	Fort Worth, TX	100.00%	N/A	93.7%	43.1
The Cordelia	Portland, OR	100.00%	N/A	91.9%	40.8
The Knoll	Minneapolis, MN	100.00%	N/A	96.0%	37.2
The Ashton	Washington, D.C.	100.00%	N/A	85.7%	30.7
Subtotal—Residential Properties				91.6%	$5,707.5
Total—All Properties				90.2%	$22,605.6
(1)The square footage is an approximate measure and is subject to periodic remeasurement.
(2)Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.
(3)Property is subject to a mortgage. The fair value shown represents the Account's interest gross of debt.
(4)The fair value reflects the Account's interest in the joint venture and is net of debt.
(5)Fair value shown reflects a retail property wholly-owned by the Account, as well as the Account's 33.33% interest in a joint venture investment.
(6)Investment represents land currently under development.
(7)Medical Office Building ("MOB").

Commercial (Non-Residential) Investments
Major Tenants: The following tables list the Account’s ten most significant tenants based on the total space they occupied as of December 31, 2020 in each of the Account’s commercial property types.

Major Office Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Office Properties	% of Total Rentable Area of Non-Residential Properties
BHP Petroleum (Americas), Inc.(1)	1,023,456	5.1%	1.5%
WeWork(3)	433,417	2.2%	0.6%
Crowell & Moring LLP(2)	391,757	2.0%	0.6%
Bank of America(3)	325,950	1.6%	0.5%
Atmos Energy Corporation(2)	312,238	1.6%	0.5%
Biogen MA Inc(1)	305,212	1.5%	0.5%
Eli Lilly and Company(1)	305,006	1.5%	0.5%
Leidos, Inc.(1)	269,048	1.3%	0.4%
Hulu LLC(1)	261,823	1.3%	0.4%
Signal Pharmaceuticals(1)	251,893	1.3%	0.4%

Major Industrial Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Industrial Properties	% of Total Rentable Area of Non-Residential Properties
Wal-Mart Stores, Inc.(2)	1,099,112	3.8%	1.6%
Federal Express (2)	1,036,064	3.5%	1.5%
Regal West Corporation (2)	968,535	3.3%	1.4%
Kumho Tire U.S.A. Inc.(2)	830,485	2.8%	1.2%
Del Monte Fresh Product, N.A., Inc.(2)	689,660	2.4%	1.0%
R.R Donnelley & Sons Company (2)	659,157	2.3%	1.0%
Rheem Sales Company, Inc.(2)	656,600	2.2%	1.0%
Global Equipment Company, Inc.(2)	647,228	2.2%	1.0%
Campbell Soup Supply Company (2)	573,000	2.0%	0.8%
Meiko America, Inc.(2)	557,500	1.9%	0.8%

Major Retail Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Retail Properties	% of Total Rentable Area of Non-Residential Properties
Target Corporation (2)	911,351	4.9%	1.3%
Dick's Sporting Goods, Inc. (3)	564,453	3.1%	0.8%
Macy's Inc. (1)	496,603	2.7%	0.7%
Belk, Inc. (3)	372,812	2.0%	0.6%
Kohl's Corporation (3)	348,057	1.9%	0.5%
J.C. Penney Corporation, Inc (1)	330,096	1.8%	0.5%
PetSmart, Inc.(2)	313,559	1.7%	0.5%
Best Buy Co., Inc. (2)	313,219	1.7%	0.5%
Nordstrom Inc. (3)	304,610	1.7%	0.5%
Bed Bath and Beyond Inc. (2)	274,897	1.5%	0.4%
(1)Tenant occupied space within joint venture investments.
(2)Tenant occupied space within wholly-owned investments.
(3)Tenant occupied space within wholly-owned and joint venture investments.

The following tables list the rentable area for long term leases subject to expiring leases during the next ten years and an aggregate figure for expirations in 2031 and after, in the Account’s commercial (non-residential) properties that are both wholly-owned by the Account and held within the Account’s joint venture investments. While many of the leases contain renewal options with varying terms, these charts assume that none of the tenants exercise their renewal options, including those with terms that expired on December 31, 2020 or are month to month leases.
Office Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Base Rent Associated with Such Leases (millions)(1)	Expiring Rent as a % of Rental Income(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Office Properties Represented by Expiring Leases
2021	141	$51.0	2.9%	2,542,305	12.7%
2022	125	34.2	1.9%	1,743,241	8.7%
2023	96	43.3	2.4%	1,626,132	8.1%
2024	91	35.0	2.0%	1,704,018	8.5%
2025	88	60.5	3.4%	1,685,787	8.4%
2026	49	36.3	2.0%	1,452,810	7.3%
2027	32	24.0	1.3%	968,266	4.8%
2028	44	37.0	2.1%	1,427,508	7.1%
2029	23	17.2	1.0%	516,212	2.6%
2030	18	16.4	0.9%	565,415	2.8%
Thereafter	57	96.1	5.4%	2,643,893	13.2%
Total	764	$451.0	25.3%	16,875,587	84.2%
Industrial Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Base Rent Associated with Such Leases (millions)(1)	Expiring Rent as a % of Rental Income(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Industrial Properties Represented by Expiring Leases
2021	88	$19.2	1.1%	5,192,994	17.7%
2022	104	20.3	1.1%	5,710,664	19.5%
2023	87	17.4	1.0%	4,967,727	17.0%
2024	85	17.0	1.0%	3,285,746	11.2%
2025	51	11.1	0.6%	3,003,316	10.3%
2026	26	10.2	0.6%	3,158,932	10.8%
2027	13	3.4	0.2%	758,832	2.6%
2028	6	2.5	0.1%	624,957	2.1%
2029	3	0.6	—%	142,306	0.5%
2030	1	0.1	—%	45,220	0.2%
Thereafter	4	2.8	0.2%	922,928	3.2%
Total	468	$104.6	5.9%	27,813,622	95.1%

Retail Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Base Rent Associated with Such Leases (millions)(1)	Expiring Rent as a % of Rental Income(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Retail Properties Represented by Expiring Leases
2021	283	$18.6	1.0%	1,678,421	10.1%
2022	270	15.9	0.9%	2,182,808	13.1%
2023	267	20.9	1.2%	1,784,425	10.7%
2024	221	18.7	1.0%	1,605,336	9.6%
2025	199	24.7	1.4%	1,593,958	9.6%
2026	131	11.9	0.7%	1,396,544	8.4%
2027	85	9.2	0.5%	570,389	3.4%
2028	60	6.1	0.3%	506,237	3.0%
2029	48	3.7	0.2%	378,786	2.3%
2030	74	14.8	0.8%	605,626	3.6%
Thereafter	49	11.3	0.6%	1,594,807	9.6%
Total	1,687	$155.8	8.6%	13,897,337	83.4%
(1)Includes base rent from wholly-owned properties and properties held through joint ventures.
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
The following table details the leasing activity during the year ended December 31, 2020.

Leasing Activity (sq. ft.)
Vacant space beginning of year	5,166,442
Vacant space acquired during the year	382,862
Vacant space disposed of during the year	(50,516)
Vacant space placed into service during the year	(6,386,585)
Expiring leases during the year	8,154,709
Vacant space end of year	7,266,912
Average remaining lease term*	46 months
*Includes office, industrial and retail properties.
Based on leases in place at December 31, 2020, leases representing approximately 13.8% of net rentable area are scheduled to expire throughout 2021. Rents associated with such lease expirations are generally at or below prevailing market rents in the Account’s primary metropolitan markets.
Residential Investments
The Account’s residential property investment portfolio is comprised of first class or luxury multi-family, garden, mid-rise, and high-rise apartment buildings. The complexes generally contain one to three bedroom apartment units with a range of amenities, such as patios or balconies, washers and dryers, and central air conditioning. Many of these apartment communities have on-site fitness facilities, including some with swimming pools. Rents on each of the properties tend to be comparable with competitive communities and are not subject to rent regulation. The Account is responsible for the expenses of operating its residential properties. As of December 31, 2020, the Account’s residential properties had an aggregate fair value of approximately $5.7 billion.

The following table contains detailed information regarding the apartment complexes in the Account’s portfolio as of December 31, 2020.

Property	Location	Number Of Units	Average Unit Size (Sq. Ft.)
The Ashton	Washington, D.C.	49	1,627
The Residences at the Village of Merrick Park	Coral Gables, FL	120	1,231
Glen Lake	Atlanta, GA	270	1,199
The Legacy at Westwood	Los Angeles, CA	187	1,181
Houston Apartment Portfolio(1)	Houston, TX	877	1,158
Birkdale Village	Huntersville, NC	320	1,147
Casa Palma	Coconut Creek, FL	350	1,123
Palomino Park(1)	Highlands Ranch, CO	1,184	1,100
Ascent at Windward	Alpharetta, GA	328	1,075
Sole at Brandon	Riverview, FL	366	1,060
The Palatine	Arlington, VA	262	1,055
Ashford Meadows Apartments	Herndon, VA	440	1,050
Simpson Housing Portfolio(1)	Various, U.S.A.	3,827	1,010
Larkspur Courts	Larkspur, CA	248	1,001
5 West	Tampa, FL	318	978
The Manor Apartments	Plantation, FL	197	977
Cherry Knoll	Germantown, MD	300	968
The Manor at Flagler Village	Fort Lauderdale, FL	382	964
Stella	Marina Del Rey, CA	246	963
Lofts at SoDo	Orlando, FL	308	961
Cliffs at Barton Creek	Austin, TX	210	952
Westcreek	Westlake Village, CA	126	951
803 Corday	Naperville, IL	440	937
Carrington Park	Plano, TX	364	936
Oceano at Warner Center	Woodland Hills, CA	244	935
Henley at Kingstowne	Alexandria, VA	358	930
The Maroneal	Houston, TX	309	928
District at La Frontera	Austin, TX	512	920
Boca Arbor Club	Boca Raton, FL	304	896
Centric Gateway	Charlotte, NC	297	890
Creekside Alta Loma	Rancho Cucamonga, CA	290	887
Regents Court	San Diego, CA	251	886
Allure at Camarillo	Camarillo, CA	165	880
Lakepointe at Jacaranda	Plantation, FL	246	880
Holly Street Village	Pasadena, CA	374	879
The Colorado	New York, NY	175	877
Churchill on the Park	Dallas, TX	448	868
Avana	San Clemente, CA	250	841
Mass Court	Washington, DC	371	836
Fusion 1560	St. Petersburg, FL	325	834
Park Creek Apartments	Fort Worth, TX	300	833
Sole at City Center	West Balm Beach, FL	317	822
Terra House	San Jose, CA	348	814
Biltmore at Midtown	Atlanta, GA	276	766

Property	Location	Number Of Units	Average Unit Size (Sq. Ft.)
Circa Green Lake	Seattle, WA	199	765
MiMA	New York, NY	500	739
Union - South Lake Union	Seattle, WA	284	695
The Cordelia	Portland, OR	135	667
Prescott Wallingford Apartments	Seattle, WA	154	665
The Louis at 14th	Washington, DC	268	665
The Bridges(2)	Minneapolis, MN	720	523
The Knoll(2)	Minneapolis, MN	452	459
Greene Crossing(2)	Columbia, SC	726	444
THP Student Housing Portfolio(1)(2)	Various, U.S.A.	4,143	433
BLVD 63(2)	San Diego, CA	1,379	361
Orion on Orpington(2)	Orlando, FL	624	324
(1)Represents a portfolio containing multiple properties.
(2)Investment is a student housing asset. Units are rented per bedroom, and multiple bedrooms can exist in one apartment.
Other Real Estate Investments
In addition to the Account's commercial and residential real estate investments, the Account has other real estate investments comprised of three storage portfolios, three properties under development, and a hotel. The storage portfolios are held through joint ventures with an established operator in the self-storage industry. The storage portfolios are diversified throughout the United States, with exposure present in more than twenty metropolitan areas. The properties under development are industrial sites located in metropolitan areas where tenant demand for space is strong and is expected to continue over the long term. The hotel, located in Dallas, TX, is located within the Lincoln Centre campus, which is also the location of an office property held by the Account.
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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S SECURITIES, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information. There is no established public trading market for securities issued by the Account. Accumulation units in the Account are sold to eligible contract owners at the Account’s current accumulation unit value, which is based on the value of the Account’s then current net assets, and are redeemable in accordance with the terms of the contract owner’s annuity contract. For the period from January 1, 2020 to December 31, 2020, the high and low accumulation unit values for the Account were $442.781 and $433.383, respectively. For the period January 1, 2019 to December 31, 2019, the high and low accumulation unit values for the Account were $440.422 and $416.977, respectively.
Holders. The approximate number of Account contract owners at December 31, 2020 was 994,479.
Securities Authorized for Issuance under Equity Compensation Plans. Not applicable.
Use of Proceeds. Not applicable.
Purchases of Equity Securities by Issuer. Not applicable.
ITEM 6. SELECTED FINANCIAL DATA.
Not applicable.
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
Forward-looking Statements
Some statements in this Form 10-K which are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about management’s expectations, beliefs, intentions or strategies for the future, include the assumptions and beliefs underlying these forward-looking statements, and are based on current expectations, estimates and projections about the real estate industry, domestic and global economic conditions, including conditions in the credit and capital markets, the sectors, and markets in which the Account invests and operates, and the transactions described in this Form 10-K. While management believes the assumptions underlying its forward-looking statements and information to be reasonable, such information may be subject to uncertainties and may involve certain risks which may be difficult to predict and are beyond management’s control. These risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement. These risks and uncertainties include, but are not limited to, those described under "Item 1—Summary Risk Factors."
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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data is preliminary for the year or quarter ended December 31, 2020 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.
2020 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
Economic Overview and Outlook
Key Macro Economic Indicators*

		Actuals				Forecast
	2020	1Q 2020	2Q 2020	3Q 2020	4Q 2020	2021	2022
Economy(1)
Gross Domestic Product ("GDP")	(3.5)%	(5.0)%	(31.4)%	33.4%	4.0%	4.1%	3.5%
Employment Growth (Thousands)	(781)	(908)	(13,281)	3,911	904	369	248
Unemployment Rate	6.7%	4.4%	11.1%	7.9%	6.7%	6.0%	5.0%
Interest Rates(2)
10 Year Treasury	0.9%	1.4%	0.7%	0.7%	0.9%	1.3%	1.7%
Sources: Blue Chip Economic Indicators, Blue Chip Financial Forecasts, BEA, Bureau of Labor Statistics, Federal Reserve and Moody's Analytics
*Data subject to revision
(1)GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while average annual values represent a twelve-month average.
(2)The Treasury rates are an average over the stated period.

U.S. GDP increased 4.0% in the fourth quarter of 2020 after a 33.4% rebound in the third quarter of 2020, however, still 3.5% lower than U.S. GDP in fourth quarter of 2019. Labor markets have restored 12.3 million of the 21 million jobs lost at the beginning of the pandemic, as measured by non-farm employment, bringing the unemployment rate to 6.7% as of December 2020. However, the economy lost 140,000 jobs in December’s non-farm payroll measurement, indicating that some job losses will be permanent.
With respect to the COVID-19 pandemic, the 7-day moving average of U.S. daily COVID-19 deaths and positive cases rose to 2,500 and 200,000, respectively, by the end of December 2020. However, investors have become more optimistic about the country’s ability to combat the pandemic due to the successful trials and approval of multiple COVID-19 vaccines that soon may enable vaccines to be administered on a large scale. Mandatory business closures in the U.S. are less sweeping than during the initial wave last spring. However, for many businesses and industries, activity has not returned to normal even when the pandemic's severity has temporarily subsided. We do not expect the U.S. economy to fully rebound until the vast majority of Americans have been vaccinated.
However, the parts of the economy that can function during a pandemic are doing so, and many are thriving. For example, the U.S. housing market has staged a V-shaped recovery, thanks to shifting demographics, low-interest rates, and migration towards the suburbs. Most importantly, consumers are exhibiting considerable resilience. On average, with limited spending options and financial aid from the federal government, household balance sheets have strengthened. Savings rates remain unusually high, and incomes have generally risen with the help of fiscal policy stimulus.
At its last meeting of 2020, the Federal Reserve’s Open Market Committee (“FOMC”) upgraded its economic outlook for the coming years while warning that COVID-19 still represents a significant near-term risk. The FOMC has made clear that its goal is not merely to provide emergency relief during the COVID-19 pandemic but also to ensure that the U.S. economy returns to its former strength as quickly as possible after the crisis subsides.
The economy may continue to struggle as the COVID-19 pandemic continues. In particular, unsupported U.S. small businesses are at greater risk of failure as states lockdown or customers stay away. School closures are also affecting the labor market, with parents forced to choose between working and supervising at-home students, which has caused an increase in participants to leave the labor force. This trend could lead to a sluggish recovery similar to the aftermath of the last recession. A slow recovery following the end of the pandemic would produce flat yield curves and favor the shrinking number of higher growth assets in portfolios, particularly in the technology and consumer discretionary sectors.
Real Estate Market Conditions and Outlook
We expect the economic recovery is likely to continue, but it is growing more uneven across regions, cities, and property types. We expect the U.S. real estate recovery to track with the broader economic recovery, especially after the vaccine has been widely administered by mid-to-late 2021. Commercial real estate should benefit from a low-interest-rate environment, attracting more investors to the space as they seek higher-yielding alternatives relative to fixed income assets.
Commercial real estate prices have started to recover, increasing by 3.5% since April, after falling by 10% at the outset of the pandemic, as calculated by the Green Street Advisor Commercial Property Price Index (“CPPI”). The pandemic has continued to severely impact real estate property types that depend on social interactions such as retail and lodging. According to the CPPI, retail and lodging property values have fallen 20% or more since February 2020. Simultaneously, the pandemic has accelerated online shopping, the movement to the suburbs and Sunbelt cities, and the shift to the digital economy. As a result, warehouse, single-family rentals, and data center values have risen since the onset of the crisis. Additionally, health care and medical research spending is increasing, which has been beneficial to the life science and medical office sectors.
According to Real Capital Analytics, real estate transaction volumes were down 32% in 2020 relative to 2019. During this period, apartments and industrial captured almost 60% of total U.S. transaction volumes, illustrating the strong investor interest in these two property types. U.S. real estate values could start to fall again if interest in those property types wanes to an unstable economic recovery.
For the year ending December 31, 2020, the Account’s directly held real estate assets generated a return of -0.19%.

Data for the Account’s top five markets in terms of market value as of December 31, 2020 are provided below. The five markets presented below represent 42.9% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 90.2% leased.

Top 5 Metro Areas by Fair Value	Account % Leased Fair Value Weighted*	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio**	Metro Area Fair Value as a % of Total Investments**
Washington-Arlington-Alexandria, DC-VA-MD-WV	82.1%	17	11.2%	9.9%
Los Angeles-Long Beach-Anaheim, CA	91.8%	16	10.1%	8.9%
Boston-Cambridge-Newton, MA-NH	89.1%	8	7.6%	6.7%
New York-Newark-Jersey City, NY-NJ-PA	78.2%	12	7.5%	6.6%
San Francisco-Oakland-Hayward, CA	91.8%	10	6.5%	5.7%
*Weighted by fair value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair value of the Account’s monetary investments in those markets.
**Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.
Office
As the effects of the COVID-19 pandemic remain, it is expected that office vacancy will continue to trend at a high rate. While many states have opened sufficiently to allow employees back into physical offices, many companies are moving cautiously and planning for gradual reentry into the office throughout 2021. As a result, companies are continuing to invest in telecommuting options and infrastructure to facilitate remote work (e.g. new hardware, additional data storage), which will likely persist after the pandemic subsides. Companies may begin requiring less space due to reduced on-site employee presence, however, some companies may require additional space to better facilitate open-office concepts that incorporate distancing between employees. The uncertainty around demand for office space is expected to keep investment volume in the sector low through 2021.
Vacancy nationwide increased from 10.7% in the third quarter of 2020 to 11.2% in the fourth quarter, as reported by CoStar. New construction effectively stalled with the arrival of the COVID-19 pandemic, but the completion of construction already underway has continued to deliver new supply into a weak leasing environment. The new supply continues to be the main driver behind the national vacancy increase. The vacancy rate of the Account’s office portfolio increased to 14.8% in the fourth quarter of 2020, as compared to 14.1% in the prior quarter, driven primarily by scheduled lease expirations, most notably in the Los Angeles metro area. The above-average vacancy rate in the New York metro area is driven by two properties currently undergoing redevelopment to increase the long term value of the properties. The vacancy rate in the New York metro will remain elevated over the near term as legacy tenants fully vacate the properties and redevelopment efforts continue.
As of December 31, 2020, the Account's rents from office tenants were not materially affected, but the duration of the COVID-19 pandemic remains unknown. Tenants requesting rent relief have generally requested rent deferrals for a limited period of time (i.e., less than six months), with the unpaid rent to be paid over the duration of the remaining lease. If the severity of the COVID-19 pandemic persists throughout 2021, the likelihood that tenants may request additional rent deferrals, rent concessions or default increases. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2020 Q4	2020 Q3	2020 Q4	2020 Q3
Account / Nation			14.8%	14.1%	11.2%	10.7%
Boston-Cambridge-Newton, MA-NH	$1,492.8	5.8%	12.5%	12.7%	8.7%	8.2%
Washington-Arlington-Alexandria, DC-VA-MD-WV	1,487.7	5.8%	13.0%	12.4%	13.9%	13.8%
New York-Newark-Jersey City, NY-NJ-PA	1,106.1	4.3%	35.9%	36.3%	9.8%	8.8%
San Francisco-Oakland-Hayward, CA	1,000.9	3.9%	4.5%	4.3%	10.5%	9.2%
Los Angeles-Long Beach-Anaheim, CA	810.8	3.2%	9.9%	4.7%	12.2%	11.6%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account’s vacancy is defined as the square foot-weighted percentage of unleased space.
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
The national industrial availability rate decreased slightly in the fourth quarter of 2020 to 5.6%, down from 5.7% in the prior quarter, as reported by CoStar. The average vacancy rate of the Account’s industrial properties held steady at 9.1% from third quarter to fourth quarter 2020, as scheduled lease expirations were offset by new leases.
As of December 31, 2020, the Account's rents from industrial tenants were not materially affected, but the duration of the COVID-19 pandemic remains unknown. Tenants requesting rent relief have generally requested rent deferrals for a limited period of time (i.e., less than six months), with the unpaid rent to be paid over the duration of the remaining lease. If the severity of the COVID-19 pandemic persists throughout 2021, the likelihood that tenants may request additional rent deferrals, rent concessions or default increases. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions, though demand for industrial space has been relatively steady throughout the pandemic.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2020 Q4	2020 Q3	2020 Q4	2020 Q3
Account / Nation			9.1%	9.1%	5.6%	5.7%
Riverside-San Bernardino-Ontario, CA	$1,054.0	4.1%	13.8%	13.8%	3.7%	3.8%
Seattle-Tacoma-Bellevue, WA	418.3	1.6%	2.9%	2.9%	5.3%	5.4%
Los Angeles-Long Beach-Anaheim, CA	394.7	1.5%	7.1%	5.7%	3.3%	3.2%
Dallas-Fort Worth-Arlington, TX	333.8	1.3%	3.9%	4.9%	7.1%	6.8%
Miami-Fort Lauderdale-West Palm Beach, FL	278.9	1.1%	0.8%	—%	5.4%	5.9%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account's vacancy is the square foot-weighted percentage of unleased space.

Multi-Family
Apartment demand is driven by a combination of economic and demographic forces including job growth, household formations, and changes in the U.S. homeownership rate. Lost wages due to the COVID-19 pandemic resulted in a demand for more affordable housing inventory and young adults found themselves moving back home to financially weather the recession. Urban submarkets were impacted more than suburban submarkets as amenities normally associated with urban living became limited (i.e. entertainment, restaurants/bars, public transit) and people desired areas with more living space as they began spending more time at home. Student housing properties are also challenged by the pandemic, as many universities utilize remote learning options for the 2020-2021 school year. The multi-family sector is expected to rebound in 2021, with suburban submarkets leading the recovery.
The national apartment vacancy rate remained unchanged from third quarter to fourth quarter 2020, holding at 4.2%, as reported by RealPage. This can be attributed to low vacancy and moderate growth in the more affordable markets.The vacancy rate of the Account’s apartment properties decreased to 8.4% in the fourth quarter of 2020 as compared to 8.5% in the prior quarter. Minimal lease expirations and new leases kept the vacancy rate relatively flat quarter over quarter.
As of December 31, 2020, the Account's rents from multifamily tenants were not materially affected, but the duration of the COVID-19 pandemic remains unknown. If the severity of the COVID-19 pandemic persists throughout 2021, the likelihood that tenants may request rent deferrals, rent concessions or default increases. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions. Rent concessions for new tenants have moderately increased in recent months, most notably among luxury apartments in densely populated metro areas, as the pandemic has cooled demand for these units.

			Account Units Weighted Average Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2020 Q4	2020 Q3	2020 Q4	2020 Q3
Account / Nation			8.4%	8.5%	4.2%	4.2%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$748.3	2.9%	7.9%	7.6%	5.2%	4.7%
Los Angeles-Long Beach-Anaheim, CA	669.8	2.6%	8.6%	8.9%	4.5%	4.8%
Miami-Fort Lauderdale-West Palm Beach, FL	559.5	2.2%	7.8%	8.3%	4.8%	4.8%
Denver-Aurora-Lakewood, CO	413.5	1.6%	5.5%	7.1%	5.1%	4.7%
New York-Newark-Jersey City, NY-NJ-PA	335.3	1.3%	2.8%	1.3%	4.0%	3.4%
*Source: RealPage. Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units.
Retail
While all core real estate sectors have been negatively impacted by the COVID-19 pandemic to some degree, the impact to the retail sector has been especially pronounced. Retailers have attempted to find alternative ways to deliver products to customers through e-commerce solutions, but retail is still highly dependent on customer traffic in stores to generate revenue. Most states have reopened sufficiently to allow for customer traffic to return, but some consumers remain hesitant to venture into enclosed spaces, and most states still maintain strict occupancy limits. Traditional retail was facing ongoing challenges from e-commerce platforms long before the COVID-19 pandemic, and the pandemic has accelerated the shift in consumers' preferences from brick-and-mortar retail to digital storefronts. However, there is an expectation that brick-and-mortar retail locations will begin seeing more traffic in 2021. As COVID-19 restrictions ease and with the delivery of the COVID-19 vaccines, it is expected that consumers will desire a more physical buying experience New retail concepts, health and wellness, grocery stores, and quick services restaurants, among others, are expected to repurpose space vacated by previous retailers, eliminating the immediate need for new inventory.

The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers. The retail portfolio is managed to minimize significant exposure to any single retailer. The Account has over 1,100 retailers across its portfolio, with its largest retail exposure comprising less than 5.0% of total retail rentable area. The Account’s retail vacancy increased to 7.3% in the fourth quarter of 2020 from 6.9% in the prior quarter, driven by scheduled lease expirations.
Requests for rent relief were more common among retail tenants than other sectors. Tenants requesting rent relief have generally requested rent deferrals for a limited period of time (i.e., less than six months), with the unpaid rent to be paid over the duration of the remaining lease. If the severity of the COVID-19 pandemic persists throughout 2021, the likelihood that tenants may request additional rent deferrals, rent concessions or default increases. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions. The Account is closely monitoring the collectability of accrued rental income and adjusting its allowances for uncollectible rent as needed.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
	Total by Retail Type ($M)	% of Total Investments	2020 Q4	2020 Q3	2020 Q4	2020 Q3
National Retail			7.3%	6.9%	5.1%	5.0%
Lifestyle & Mall	$2,099.2	8.2%	7.2%	7.1%	6.6%	6.3%
Neighborhood, Community & Strip**	1,413.1	5.5%	7.4%	6.7%	7.9%	7.8%
Power Center**	602.7	2.4%	7.1%	6.5%	5.5%	5.3%
*Source: CoStar. Market vacancy is the percentage of space available for rent. The Account's vacancy is the square foot-weighted percentage of unleased space.
**The Power Center designation is reserved for properties with three or more anchor units. Anchor units are leased to large retailers such as department stores, home improvement stores, and warehouse clubs. Properties with the Neighborhood, Community and Strip designation consist of two or less anchor units.
Hotel
The impact of the COVID-19 pandemic on the hospitality sector has been especially severe among hotels that cater primarily to business travelers. Business travel has been curtailed significantly, with travel limited primarily to those who must travel for essential reasons. Business travel is likely to continue to be significantly depressed in the coming months, with businesses shifting to virtual meetings and conferences. Leisure travel has partially recovered domestically, benefiting from the inability of American travelers to travel overseas. All hotel operators are faced with rising costs from measures taken to mitigate the spread of the virus, and few operators are experiencing increases in revenue to offset those costs. The duration and severity of the COVID-19 pandemic remains unknown, and its significant impact on travel increases the likelihood that hotel revenues and occupancy rates will continue to be challenged over the near term. Recovery in markets with significant drive-to destinations and outdoor attractions, such as beaches and mountains, are expected to be seen later in 2021, while we expect recovery will begin to even out across all markets by 2022 and 2023.
The Account's exposure to the hospitality sector is limited to one hotel in the Dallas metro area. The hotel is located in a business park in the Dallas metro area and caters largely to business travelers. Key metrics to track hotel performance include occupancy, the average daily rate ("ADR") and revenue per available room ("RevPAR"). For the quarter ended December 31, 2020, occupancy of the property decreased to 20.2%, as compared to 24.8% in the previous quarter. ADR and RevPAR were $92.21 and $18.66, respectively, for the fourth quarter of 2020, as compared to $115.86 and $28.70, respectively, in the prior quarter.

INVESTMENTS
As of December 31, 2020, the Account had total net assets of $23.2 billion, a 14.9% decrease from December 31, 2019.
As of December 31, 2020, the Account held 88.6% of its total investments in real estate and real estate joint ventures. The Account also held investments in loans receivable, including those with related parties, representing 6.0% of total investments, U.S. treasury securities representing 2.3% of total investments, real estate funds representing 1.5% of total investments, a real estate operating business representing 1.0% of total investments and U.S. government agency notes representing 0.6% of total investments
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of December 31, 2020 was $2.3 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $3.0 billion, which is netted against the underlying properties when determining the joint venture investments fair value presented on the Consolidated Schedules of Investments. Total outstanding principal on the Account’s portfolio as of December 31, 2020, inclusive of loans payable within the joint venture investments and a $51.2 million loan collateralized by a loan receivable, was $5.4 billion, which represented a loan-to-value ratio of 18.5%.
Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes (i) have maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with the Account’s intent to diversify the Account by property type and geographic location (including reallocating the Account’s exposure to or away from certain property types in certain geographic locations), or (v) otherwise do not satisfy the investment objectives of the Account. Management, from time to time, will evaluate the need to manage liquidity in the Account as part of its analysis as to whether to undertake a particular asset sale. The Account may reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., contract owner withdrawals or benefit payments).
The following charts reflect the diversification of the Account's real estate assets by region and property type and the Account's ten largest investments based on fair value at December 31, 2020.

Diversification by Fair Value(1)
	West	East	South	Midwest	Total
Office	13.6%	18.7%	5.7%	0.1%	38.1%
Apartment	9.8%	6.4%	8.1%	1.1%	25.4%
Retail	6.4%	3.4%	7.5%	0.8%	18.1%
Industrial	9.8%	1.5%	4.9%	0.5%	16.7%
Other(2)	0.6%	0.4%	0.7%	—%	1.7%
Total	40.2%	30.4%	26.9%	2.5%	100.0%
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
Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX
Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Fashion Show	50%	Las Vegas	NV	Retail	$972.4	$428.4	$544.0	3.8%	3.4%
1001 Pennsylvania Avenue	100%	Washington	D.C.	Office	806.8	317.1	489.7	3.2%	2.8%
Simpson Housing Portfolio	80%	Various	U.S.A.	Apartment	806.6	389.1	417.5	3.2%	2.8%
The Florida Mall	50%	Orlando	FL	Retail	791.7	153.3	638.4	3.1%	2.8%
Colorado Center	50%	Santa Monica	CA	Office	610.6	280.2	330.4	2.4%	2.1%
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	540.4	—	540.4	2.1%	1.9%
99 High Street	100%	Boston	MA	Office	540.2	285.0	255.2	2.1%	1.9%
Lincoln Centre	100%	Dallas	TX	Office	467.7	—	467.7	1.8%	1.6%
701 Brickell Avenue	100%	Miami	FL	Office	421.5	185.5	236.0	1.7%	1.5%
Four Oaks Place	51%	Houston	TX	Office	413.6	83.9	329.7	1.6%	1.5%
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

Property Investments Acquired in 2020 (millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Purchase Price (less closing costs(1)	Mortgage Debt
Wholly-Owned
Sole at City Center	100.00%	Apartments	West Palm Beach	FL	$103.6	$—
Park Creek Apartments	100.00%	Apartments	Fort Worth	TX	41.7	—
Warwick Shopping Center(3)	100.00%	Retail	Warwick	RI	11.1	—
Overlook at King of Prussia(3)	100.00%	Retail	King of Prussia	PA	55.1	40.8
Shoppes at Lake Mary(3)	100.00%	Retail	Lake Mary	FL	21.0	—
Winslow Bay Commons(3)	100.00%	Retail	Mooresville	NC	50.9	25.8
Bellevue Place(3)	100.00%	Retail	Nashville	TN	7.8	—
Eisenhower Crossing(3)	100.00%	Retail	Macon	GA	10.1	—
Pavilion at Turkey Creek(3)	100.00%	Retail	Knoxville	TN	49.9	—
Town and Country(3)	100.00%	Retail	Knoxville	TN	30.1	—
Creeks at Virginia Center(3)	100.00%	Retail	Glen Allen	VA	41.7	—
Alexander Place(3)	100.00%	Retail	Raleigh	NC	39.9	—
Market Square(3)	100.00%	Retail	Ft. Myers	FL	20.4	—
Cypress Trace(3)	100.00%	Retail	Ft. Myers	FL	39.7	—
Columbiana Station(3)	100.00%	Retail	Columbia	SC	43.8	—
Village Crossing(3)	100.00%	Retail	Skokie	IL	160.7	—
Birkdale Village Retail(3)	100.00%	Retail	Huntersville	NC	128.9	78.4
Birkdale Village Apartments(3)	100.00%	Apartments	Huntersville	NC	70.8	—

Property Investments Acquired in 2020 (millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Purchase Price (less closing costs(1)	Mortgage Debt
River Ridge(3)	100.00%	Retail	Birmingham	AL	$28.0	$—
Woodstock Square(3)	100.00%	Retail	Woodstock	GA	33.7	—
Newnan Pavilion(3)	100.00%	Retail	Newnan	GA	39.7	—
Marketplace at Mill Creek(3)	100.00%	Retail	Buford	GA	71.5	39.6
Heritage Pavilion(3)	100.00%	Retail	Smyrna	GA	41.6	—
Fayette Pavilion(3)	100.00%	Retail	Fayetteville	GA	88.4	—
Pacific City(4)	100.00%	Retail	Huntington Beach	CA	153.9	105.0
Midway 840	100.00%	Industrial	Mount Juliet	TN	51.0	—
Total Wholly-Owned					$1,435.0	$289.6
Joint Ventures
Storage Portfolio III(5)	90.00%	Storage	Atlanta	GA	$16.4	$—
Fairfield Tolenas Development	95.00%	Land	Fairfield	CA	8.2	—
Birkdale Village(7)	93.00%	Retail	Huntersville	NC	172.1	71.9
Juniper MOB Portfolio	50.00%	Office	Various	U.S.A.	62.4	—
Total Joint Ventures					$259.1	$71.9
Total Properties Acquired					$1,694.1	$361.5

Property Investments Sold in 2020 (millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Sales Price (less selling expense)(2)	Mortgage Loan Payoff
Wholly-Owned
The Woodley	100.00%	Apartments	Washington	D.C.	$176.7	$—
Beltway North Commerce Center	100.00%	Industrial	Houston	TX	29.8	—
250 North 10th Street	100.00%	Apartments	Brooklyn	NY	137.1	—
Colony Industrial Portfolio(6)	100.00%	Industrial	Various	U.S.A.	159.0	—
Birkdale Village Retail(7)	100.00%	Retail	Huntersville	NC	109.1	77.3
Birkdale Village Apartments(7)	100.00%	Apartments	Huntersville	NC	74.8	—
Total Wholly-Owned					$686.5	$77.3
Joint Ventures
DDRTC Core Retail Fund, LLC(3)	85.00%	Retail	Various	U.S.A.	$932.8	$156.8
PC Borrower, LLC(4)	70.00%	Retail	Huntington Beach	CA	107.7	73.5
Total Joint Ventures					$1,040.5	$230.3
Total Properties Sold					$1,727.0	$307.6
(1)The net purchase price represents the Account's interest.
(2)The net sales price represents the Account's interest.
(3)On February 19, 2020, the Account purchased the 15% ownership interest of SITE Centers Corp in DDRTC Core Retail Fund, LLC, a joint venture between the Account and SITE Centers Corp. All properties and associated debt formerly held within DDRTC Core Retail Fund, LLC are now wholly-owned by the Account.
(4)On March 9, 2020, the Account purchased the 30% ownership interest of DJM Capital in PC Borrower, LLC, a joint venture between the Account and DJM Capital. The retail property and associated debt formerly held within PC Borrower, LLC is now wholly-owned by the Account.
(5)Partial acquisition.
(6)Of the 15 properties held in Colony Industrial Portfolio, 14 were sold in 2020.
(7)On November 19, 2020, the Account sold 7% of its 100% ownership in Birkdale Village, along with debt associated with the property, retaining a 93% ownership in TREA NAP Birkdale Village LLC, a joint venture with North American Properties.

Results of Operations
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net Investment Income
The following table shows the results of operations for the years ended December 31, 2020 and 2019 and the dollar and percentage changes for those periods (millions).

	Years Ended December 31,		Change
	2020	2019	$	%
INVESTMENT INCOME
Real estate income, net
Rental income	$1,192.6	$1,103.5	$89.1	8.1%
Real estate property level expenses:
Operating expenses	261.1	237.5	23.6	9.9%
Real estate taxes	209.2	187.4	21.8	11.6%
Interest expense	97.5	105.7	(8.2)	(7.8)%
Total real estate property level expenses	567.8	530.6	37.2	7.0%
Real estate income, net	624.8	572.9	51.9	9.1%
Income from real estate joint ventures and funds	157.2	214.0	(56.8)	(26.5)%
Interest	105.7	173.0	(67.3)	(38.9)%
Dividends	18.0	23.2	(5.2)	(22.4)%
TOTAL INVESTMENT INCOME	905.7	983.1	(77.4)	(7.9)%
Expenses
Investment management charges	65.3	68.1	(2.8)	(4.1)%
Administrative charges	48.5	50.0	(1.5)	(3.0)%
Distribution charges	26.5	31.7	(5.2)	(16.4)%
Mortality and expense risk charges	1.2	1.3	(0.1)	(7.7)%
Liquidity guarantee charges	59.4	57.8	1.6	2.8%
TOTAL EXPENSES	200.9	208.9	(8.0)	(3.8)%
INVESTMENT INCOME, NET	$704.8	$774.2	$(69.4)	(9.0)%
The table below illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the entirety of each respective year, "same property," as compared to the comparative increases or decreases associated with the acquisition and disposition of properties throughout each respective year.

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2020	2019	$	%	2020	2019	$	%	2020	2019	$	%
Same Property	$976.4	$977.4	$(1.0)	(0.1)%	$214.6	$212.1	$2.5	1.2%	$175.4	$172.5	$2.9	1.7%
Properties Acquired	187.8	22.2	165.6	N/M	41.7	4.9	36.8	N/M	30.5	3.4	27.1	N/M
Properties Sold	28.4	103.9	(75.5)	—	4.8	20.5	(15.7)	—	3.3	11.5	(8.2)	—
Impact of Properties Acquired/Sold	216.2	126.1	90.1	71.5%	46.5	25.4	21.1	—	33.8	14.9	18.9	N/M
Total Property Portfolio	$1,192.6	$1,103.5	$89.1	8.1%	$261.1	$237.5	$23.6	9.9%	$209.2	$187.4	$21.8	11.6%
N/M—Not meaningful

Rental Income:
Rental income increased $89.1 million, or 8.1%, primarily driven by net acquisition activity, offset slightly by declines in income from retail properties resulting from shut-downs related to the COVID-19 pandemic.
Operating Expenses:
Operating expenses increased $23.6 million, or 9.9%, primarily attributed to net acquisition activity and modest increases to expenses across the apartment and industrial portfolios. These increases were partially offset by a decline in operating expenses related to office properties, as many still remain closed due to the COVID-19 pandemic with plans to continue working remotely into 2021.
Real Estate Taxes:
Real estate taxes increased $21.8 million, or 11.6%, primarily attributed to net acquisition activity as well as rising property tax assessments across the Account's portfolio, most notably within the office and apartment sectors.
Interest Expense:
Interest expense decreased $8.2 million, or 7.8%, primarily due to a lower average interest rate on outstanding principal balances of loans payable as compared to the same period in 2019.
Income from Real Estate Joint Ventures and Funds:
Income from real estate joint ventures and funds decreased $56.8 million, or 26.5%, which is attributed primarily to the full acquisition of DDRTC Core Retail Fund LLC in the first quarter of 2020, which changed balance sheet classification from joint venture to wholly-owned, paired with a decline in income from multiple retail investments, which have struggled during the year due to the ongoing COVID-19 pandemic.
Interest and dividend income:
Interest income decreased $67.3 million, primarily attributed to the reduction of short-term securities held by the Account. Dividend income decreased $5.2 million due to the Account selling its remaining REIT holdings.
Expenses:
Investment management, administrative and distribution charges are costs associated with managing the Account. Investment advisory charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. The expenses decreased $9.5 million, or 6.3% from the prior year, consistent with the overall decrease of the Account's net assets.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. These expenses increased $1.5 million, or 2.5%, as a result of the four basis point increase to the expense charge for the liquidity guarantee in 2019, which became effective on August 1, 2019, partially offset by the decline in average net assets.

Net Realized and Unrealized Gains and Losses on Investments and Loans Payable
The following table shows the net realized and unrealized (losses) gains on investments and loans payable for the years ended December 31, 2020 and 2019 and the dollar and percentage changes for those periods (millions).

	Years Ended December 31,		Change
	2020	2019	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(52.8)	$583.1	$(635.9)	N/M
Real estate joint ventures and funds	(460.5)	(114.4)	(346.1)	N/M
Marketable securities	103.0	301.1	(198.1)	(65.8)%
Loans receivable	(1.6)	—	(1.6)	N/M
TOTAL REALIZED (LOSS) GAIN ON INVESTMENTS	(411.9)	769.8	(1,181.7)	N/M
Net change in unrealized appreciation (depreciation) on:
Real estate properties	(296.1)	(56.8)	(239.3)	N/M
Real estate joint ventures and funds	(40.8)	50.3	(91.1)	N/M
Real estate operating business	(0.2)	—	(0.2)	N/M
Marketable securities	(148.1)	0.7	(148.8)	N/M
Loans receivable	(33.0)	(3.8)	(29.2)	N/M
Loans receivable with related parties	0.4	(0.3)	0.7	N/M
Loans payable	(3.1)	(107.1)	104.0	(97.1)%
NET CHANGE IN UNREALIZED DEPRECIATION ON INVESTMENTS AND LOANS PAYABLE	(520.9)	(117.0)	(403.9)	N/M
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND LOANS PAYABLE	$(932.8)	$652.8	$(1,585.6)	N/M
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized losses of $348.9 million during 2020, compared to gains of $526.3 million during 2019. Net losses within the portfolio were driven by the continued uncertainty in the real estate market due to concerns about occupancy, market rent, and other unfavorable consequences stemming from the COVID-19 pandemic. The largest declines were observed in the Northeast office sector and the Western and Eastern retail sector, although losses were experienced throughout the sector as a whole.
Real Estate Joint Ventures and Funds:
Real estate joint ventures and funds incurred net realized and unrealized losses of $501.3 million in 2020, compared to $64.1 million in net losses during 2019. Net losses are primarily attributed to the disposition of the DDRTC Core Retail Fund LLC joint venture investment in the first quarter of 2020.
Marketable Securities:
The Account’s marketable securities positions experienced net realized and unrealized losses of $45.1 million for the year ended December 31, 2020, compared to net realized and unrealized gains of $301.8 million for 2019. The performance of the Account’s REIT portfolio was generally in line with the FTSE NAREIT All Equity REITs Index during the year. U.S. Treasuries, government agency notes and investment-grade corporate bonds had a nominal impact in both periods due to the short and intermediate-term nature of these investments, respectively.
Loans Receivable, including those with related parties:
Loans receivable, including loans receivable with related parties, experienced net realized and unrealized losses of $34.2 million during the 2020 compared to losses of $4.1 million in 2019. Net losses are attributed to uncertainty caused by the COVID-19 pandemic, as the market has growing concern that cash flow from real estate collateral will be insufficient to cover debt service, most notably mezzanine loans collateralized by office and hospitality properties.

Loans Payable:
Loans payable experienced unrealized losses of $3.1 million during 2020, compared to unrealized losses of $107.1 million during 2019. The first half of 2020 saw unrealized gains, attributed to widening credit spreads in response to the market instability introduced by the COVID-19 pandemic, most notably at the beginning of the pandemic. However, during the third quarter of 2020, credit spreads began to narrow and continued to narrow into the fourth quarter, resulting in overall unrealized losses for the year.
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
Interest and Dividend Income:
Interest income increased $52.6 million, primarily attributed due to a larger loan receivable portfolio in 2019 as compared to the prior year. Additional contributing factors include higher average short-term interest rates in 2019 as compared to 2018, and the acquisition of investment-grade corporate bonds midway through 2019. Investment grade corporate bonds provide moderately higher yields than short-term U.S. government securities. Dividend income decreased $27.6 million due to a smaller REIT portfolio in 2019 as compared to 2018.
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
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. These expenses increased $7.3 million or 14.1% as a result of the increase in the net assets of the Account paired with a four basis point increase to the expense charge for the liquidity guarantee effective August 1, 2019.

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
Liquidity and Capital Resources
As of December 31, 2020 and 2019, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $0.8 billion and $4.2 billion, respectively (3.3% and 15.2% of the Account’s net assets at such dates, respectively). The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and contract owner redemption requests (i.e., contract owner withdrawals or benefit payments).
Liquidity Guarantee
The liquidity guarantee ensures that the account will be able to meet its cash requirements (particularly with respect to redeeming accumulation unit contract owners) both in the short- and long-term. In accordance with the liquidity guarantee obligation, TIAA guarantees that all contract owners in the Account may redeem their accumulation units at their accumulation unit value next determined after their transfer or cash withdrawal request is received in good order. The Account pays TIAA a fee for the risks associated with providing the liquidity guarantee through a daily deduction from the Account’s net assets.
Management cannot predict whether any future TIAA liquidity unit purchases will be required under this liquidity guarantee. If net outflows continue to occur as they did in 2020, it could have a negative impact on the Account’s operations and returns and could require TIAA to purchase additional liquidity units, perhaps to a significant degree, as was the case in late 2008 and early 2009.
TIAA’s obligation to provide Account contract owners liquidity through purchases of liquidity units is not subject to an express regulatory or contractual limitation, although as described in the following paragraph, the independent fiduciary may (but is not obligated to) require the reduction of TIAA’s interest through sales of assets from the Account if TIAA’s interest exceeds the trigger point. Even if the independent fiduciary so requires TIAA’s obligation to provide liquidity under the guarantee, which is required by the New York State Department of Financial Services, will continue. Management believes that TIAA has the ability to meet its obligations under this liquidity guarantee.
Whenever TIAA owns liquidity units, the duties of the Account’s independent fiduciary, as part of its monitoring of the Account, include reviewing the purchase and redemption of liquidity units by TIAA to ensure the Account uses the correct accumulation unit values. In addition, the independent fiduciary’s responsibilities include:
•establishing the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”) and creating a method for reviewing the trigger point;
•approving any adjustment of TIAA’s ownership interest in the Account and, in its discretion, requiring an adjustment if TIAA’s ownership of liquidity units reaches the trigger point; and
•once the trigger point has been reached, participating in any program to reduce TIAA’s ownership in the Account by utilizing cash flow or liquid investments in the Account, or by utilizing the proceeds from asset sales. If the independent fiduciary were to determine that TIAA’s ownership should be reduced following the trigger point, its role in participating in any asset sales program would include (i) participating in the selection of properties for sale, (ii) providing sales guidelines and (iii) approving those sales if, in the independent fiduciary’s opinion, such sales are desirable to reduce TIAA’s ownership of liquidity units.
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
Redemption of Liquidity Units. The independent fiduciary is vested with oversight and approval over any redemption of TIAA’s liquidity units, acting in the best interests of Account contract owners.

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
Net Income and Marketable Securities
Net investment income continues to be an additional source of liquidity for the Account. Net investment income was $704.8 million for the year ended December 31, 2020 as compared to $774.2 million in the prior year. Total net investment income decreased as described more fully in the Results of Operations section.
Leverage
As of December 31, 2020, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments and any loans outstanding on the Account's Credit Agreements) to total gross asset value (i.e., a “loan-to-value ratio”) was 18.5%. The Account intends to maintain its loan-to-value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s net equity interest in joint ventures), with no reduction associated with any indebtedness on such assets.
As of December 31, 2020, total principal and interest payments due for mortgages on properties held directly by the account, and one collateralized by a loan receivable, are $2.4 billion and $396.1 million, respectively. See Contractual Obligations table below for future payment schedule. Principal and interest payments due in the next twelve months for mortgages on properties held directly by the Account are $19.7 million and $91.3 million, respectively. The Account currently has sufficient liquidity in the form of cash and cash equivalents and short term securities to meet its current mortgage obligations.
The Account's Credit Agreements, both of which are $500.0 million unsecured revolving credit loans, are used to facilitate short-term cash needs. As of December 31, 2020, the Account had no outstanding borrowings on either line of credit.
In times of high net inflow activity, in particular during times of high net contract owner transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan-to-value ratio.
Contractual Obligations(1)
The following table sets forth a summary regarding the Account’s known contractual obligations, including required interest payments for those items that are interest bearing, as of December 31, 2020 (millions):

	Amounts Due During Years Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Loans Payable:
Principal Payments	$19.7	$458.6	$523.1	$165.3	$512.7	$701.9	$2,381.3
Interest Payments(2)	91.3	83.3	64.8	51.7	36.3	68.7	396.1
Total Loans Payable	$111.0	$541.9	$587.9	$217.0	$549.0	$770.6	$2,777.4
Ground Leases(3)	2.2	2.3	2.3	2.3	2.3	402.8	414.2
Other Commitments(4)	761.0	—	—	—	—	—	761.0
Tenant improvements(5)	42.4	—	—	—	—	—	42.4
Total Contractual Obligations	$916.6	$544.2	$590.2	$219.3	$551.3	$1,173.4	$3,995.0
(1)The contractual obligations do not include payments on debt held in joint ventures, which are the obligation of the individual joint venture entities.
(2)These amounts represent interest payments due on loans payable based on the stated rates at December 31, 2020.
(3)These amounts represent future minimum annual payments related to ground leases at December 31, 2020.

(4)This includes the Account’s commitment to purchase interest in its real estate funds and remaining funding commitments on loans receivable, which could be called by the partner or borrower at any time.
(5)This amount represents tenant improvements and leasing inducements committed by the Account as of December 31, 2020.
Recent Transactions
The following describes property and property-related transactions by the Account during the fourth quarter of 2020. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease.
Real Estate Properties and Joint Ventures
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price (1)
Mercy Healthcare Center(2)	11/13/2020	50.00%	Office	Coon Rapids, MN	$7.2
Birkdale Village(3)	11/19/2020	93.00%	Retail	Huntersville, NC	172.1
City Center Professional Building(2)	12/7/2020	50.00%	Office	Plymouth, MN	7.8
Saddleback(2)	12/8/2020	50.00%	Office	Laguna Hills, CA	40.8
Town Center Professional Building(2)	12/29/2020	50.00%	Office	Laguna Hills, CA	6.6
Midway 840	12/29/2020	100.00%	Industrial	Mount Juliet, TN	51.0
(1)     The net purchase price represents the purchase price and closing costs.
(2)     Property held in Juniper Medical Office Building (" MOB") Portfolio.
(3)    On November 19, 2020, the Account sold 7% of its 100% ownership in Birkdale Village, along with debt associated with the property, retaining a 93% ownership in TREA NAP Birkdale Village LLC, a joint venture with North American Properties.
Sales

Property Name	Sales Date	Ownership Percentage	Sector	Location	Net Sales Price (1)	Realized Gain (Loss) on Sale(2)
Colony Industrial Portfolio(3)	10/5/2020	100.00%	Industrial	Various, U.S.A.	$153.4	$25.1
Birkdale Village Retail(4)	11/19/2020	100.00%	Retail	Huntersville, NC	109.1	(20.5)
Birkdale Village Apartments(4)	11/19/2020	100.00%	Apartments	Huntersville, NC	74.8	3.6
(1)     The net sales price represents the sales price, less selling expenses.
(2)    Majority of the realized gain has been previously recognized as unrealized gains in the Account's Consolidated Statements of Operations.
(3)    Represents the sale of 13 of the 14 properties held within Colony Industrial Portfolio. The remaining property is represented as Chisolm Trail in the Account's Consolidated Schedules of Investments.
(4)    On November 19, 2020, the Account sold 7% of its 100% ownership in Birkdale Village, along with debt associated with the property, retaining a 93% ownership in TREA NAP Birkdale Village LLC, a joint venture with North American Properties.
Real Estate Operating Business

Name	Ownership Percentage	Amount of Initial Capital Contribution	Total Commitment
Colony Zeus Partners LP	34.7%	$250.0	$250.0
Financings
Assumption of debt

Property Name	Transaction Date	Ownership Percentage	Interest Rate	Sector	Maturity Date	Location	Transaction Amount
Birkdale Village(1)	11/19/2020	93.00%	4.30%	Retail	04/01/2024	Huntersville, NC	$71.9

Assignment of Debt

Property Name	Transaction Date	Ownership Percentage	Interest Rate	Sector	Maturity Date	Location	Transaction Amount
Birkdale Village(1)	11/19/2020	100.00%	4.30%	Retail	04/01/2024	Huntersville, NC	$77.3
(1)     On November 19, 2020, the Account sold 7% of its 100% ownership in Birkdale Village, along with debt associated with the property, retaining a 93% ownership in TREA NAP Birkdale Village LLC, a joint venture with North American Properties.
Transactions - Other

Description	Transaction Date	Transaction Type	Transaction Amount
Real estate-related marketable securities	10/2/2020	Sale	$100.00
Real estate-related marketable securities	10/5/2020	Sale	100.00
Line of Credit I	10/6/2020	Payoff	91.00
Real estate-related marketable securities	10/8/2020	Sale	100.00
Real estate-related marketable securities	11/9/2020	Sale	200.00
Real estate-related marketable securities(1)	11/10/2020	Sale	186.00
(1)     The sale resulted in the liquidation of the Account's real estate-related marketable securities holdings.
Critical Accounting Estimates
Management’s discussion and analysis of the Account’s financial condition and results of operations is based on the Account’s Consolidated Financial Statements, which have been prepared by management in accordance with GAAP. The preparation of the Account’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the financial statements and disclosures. Some of these estimates and assumptions require application of difficult, subjective, and/or complex judgments about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management evaluates its estimates and assumptions on an ongoing basis. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities of the Account that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, such estimates, assumptions and sensitivity of the reported amounts to the methods, assumptions and estimates underling their calculations, have not materially changed over the relevant period covered by this report.
For a detailed discussion of such critical accounting estimates and the registrant’s significant accounting policies, please see Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements included herewith.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Account’s real estate holdings, including real estate joint ventures, funds, an operating business and loans receivable including those with related parties, which, as of December 31, 2020, represented 97.1% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:
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
As of December 31, 2020, 2.9% of the Account’s total investments were comprised of marketable securities. Marketable securities may include high-quality debt instruments (i.e., government agency notes) and REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in Critical Accounting Estimates section above and in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.
Risks associated with investments in real estate-related liquid assets (which could include, from time to time, REIT securities and CMBS), and non-real estate-related liquid assets, include the following:
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
In addition to these risks, real estate equity securities (such as REIT stocks and mortgage-backed securities) would be subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. For more information on the risks associated with all of the Account’s investments, see “Item 1A. Risk Factors” in this Form 10-K.

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
The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the accompanying consolidated financial statements for the years ended December 31, 2020, 2019 and 2018. The report of the independent registered public accounting firm expresses an independent opinion on the fairness of presentation of the Account’s consolidated financial statements.
The Audit Committee of the TIAA Board of Trustees, comprised entirely of independent, non-management trustees, meets regularly with management, representatives of the independent registered public accounting firm and internal audit group personnel to review matters relating to financial reporting, internal controls and auditing. In addition to the annual independent audit of the Account’s consolidated financial statements, the New York State Department of Financial Services and other state insurance departments regularly examine the operations and consolidated financial statements of the Account as part of their periodic corporate examinations.

March 11, 2021	/s/ Liza M. Tyler
Senior Managing Director, Lifetime Income, Teachers Insurance and Annuity Association of America
(Principal Executive Officer)

/s/ Austin P. Wachter
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

Lisa W. Hess, Audit Committee Chair
Jeffrey R. Brown, Audit Committee Member
Maureen O’Hara, Audit Committee Member
Donald K. Peterson, Audit Committee Member
Dorothy K. Robinson, Audit Committee Member

March 11, 2021

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	December 31,
	2020	2019
ASSETS
Investments, at fair value:
Real estate properties (cost: $13,986.3 and $13,048.5)	$16,476.7	$15,835.0
Real estate joint ventures and funds (cost: $5,395.2 and $6,244.4)	6,522.1	7,516.0
Real estate operating business (cost: $250.2 and $—)	250.0	—
Marketable securities:
Real estate related (cost: $— and $686.0)	—	825.7	(1)
Other (cost: $739.3 and $4,144.7)	739.3	4,150.2
Loans receivable (cost: $1,527.6 and $1,504.5)	1,493.2	1,503.1
Loans receivable with related parties (cost: $69.3 and $69.3)	69.4	69.0
Total investments (cost: $21,967.9 and $25,697.4)	25,550.7	29,899.0
Cash and cash equivalents	37.8	15.1
Due from investment manager	17.9	5.5
Other	331.4	290.3	(2)
TOTAL ASSETS	25,937.8	30,209.9
LIABILITIES
Loans payable, at fair value
(principal outstanding: $2,381.3 and $2,338.0)	2,411.4	2,365.0
Line of credit, at fair value	—	250.0
Accrued real estate property expenses	246.5	225.9
Payable for collateral for securities loaned	—	25.7
Other	36.0	35.4
TOTAL LIABILITIES	2,693.9	2,902.0
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	22,729.0	26,759.1
Annuity Fund	514.9	548.8
TOTAL NET ASSETS	$23,243.9	$27,307.9
NUMBER OF ACCUMULATION UNITS OUTSTANDING	52.0	60.8
NET ASSET VALUE, PER ACCUMULATION UNIT	$436.722	$440.422
(1) Includes securities loaned of $25.2 million at December 31, 2019.
(2) Includes cash collateral for securities loaned of $25.7 million at December 31, 2019.

See notes to the audited consolidated financial statements

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions)

	Years Ended December 31,
	2020	2019	2018
INVESTMENT INCOME
Real estate income, net
Rental income	$1,192.6	$1,103.5	$1,083.2
Real estate property level expenses and taxes:
Operating expenses	261.1	237.5	228.6
Real estate taxes	209.2	187.4	178.9
Interest expense	97.5	105.7	113.9
Total real estate property level expenses and taxes	567.8	530.6	521.4
Real estate income, net	624.8	572.9	561.8
Income from real estate joint ventures and funds	157.2	214.0	204.7
Interest	105.7	173.0	120.4
Dividends	18.0	23.2	50.8
TOTAL INVESTMENT INCOME	905.7	983.1	937.7
Expenses
Investment management charges	65.3	68.1	62.1
Administrative charges	48.5	50.0	50.9
Distribution charges	26.5	31.7	28.0
Mortality and expense risk charges	1.2	1.3	1.3
Liquidity guarantee charges	59.4	57.8	50.5
TOTAL EXPENSES	200.9	208.9	192.8
INVESTMENT INCOME, NET	704.8	774.2	744.9
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND LOANS PAYABLE
Net realized (loss) gain on investments
Real estate properties	(52.8)	583.1	242.7
Real estate joint ventures and funds	(460.5)	(114.4)	75.9
Marketable securities	103.0	301.1	12.8
Loans receivable	(1.6)	—	—
Loans payable	—	—	(0.4)
Net realized (loss) gain on investments	(411.9)	769.8	331.0
Net change in unrealized appreciation (depreciation) on
Real estate properties	(296.1)	(56.8)	73.1
Real estate joint ventures and funds	(40.8)	50.3	55.5
Real estate operating business	(0.2)	—	—
Marketable securities	(148.1)	0.7	(103.0)
Loans receivable	(33.0)	(3.8)	0.3
Loans receivable with related parties	0.4	(0.3)	—
Loans payable	(3.1)	(107.1)	79.8
Net change in unrealized (depreciation) appreciation on investments and loans payable	(520.9)	(117.0)	105.7
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND LOANS PAYABLE	(932.8)	652.8	436.7
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(228.0)	$1,427.0	$1,181.6

See notes to the audited consolidated financial statements

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(millions)

	Years Ended December 31,
	2020	2019	2018
FROM OPERATIONS
Investment income, net	$704.8	$774.2	$744.9
Net realized (loss) gain on investments	(411.9)	769.8	331.0
Net change in unrealized (depreciation) appreciation on investments and loans payable	(520.9)	(117.0)	105.7
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	(228.0)	1,427.0	1,181.6
FROM PARTICIPANT TRANSACTIONS
Premiums	2,025.9	2,655.9	2,637.4
Annuity payments	(47.8)	(47.3)	(45.0)
Withdrawals and death benefits	(5,814.1)	(2,570.3)	(2,874.0)
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	(3,836.0)	38.3	(281.6)
NET (DECREASE) INCREASE IN NET ASSETS	(4,064.0)	1,465.3	900.0
NET ASSETS
Beginning of period	27,307.9	25,842.6	24,942.6
End of period	$23,243.9	$27,307.9	$25,842.6
See notes to the audited consolidated financial statements

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(228.0)	$1,427.0	$1,181.6
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	411.9	(769.8)	(331.0)
Net change in unrealized depreciation (appreciation) on investments and loans payable	520.9	117.0	(105.7)
Purchase of real estate properties	(1,147.7)	(1,059.7)	(786.3)
Capital improvements on real estate properties	(242.4)	(304.4)	(228.6)
Proceeds from sale of real estate properties	612.1	1,285.4	1,462.7
Purchases of long term investments	(1,322.6)	(1,373.4)	(1,422.2)
Proceeds from long term investments	2,357.7	1,210.5	756.4
Purchases and originations of loans receivable	(118.0)	(695.5)	(939.2)
Purchases and originations of loans receivable with related parties	—	(69.3)	—
Proceeds from sales of loans receivable	63.0	50.8	257.3
Proceeds from payoffs of loans receivable	28.6	50.8	68.0
Decrease (Increase) in other investments	3,398.5	(54.9)	(200.8)
Change in due from investment manager	(12.4)	(3.3)	(1.2)
(Increase) Decrease in other assets	(43.1)	23.3	(59.7)
(Increase) Decrease in other liabilities	(2.9)	(70.4)	63.0
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,275.6	(235.9)	(285.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	540.0	250.0	—
Payments on line of credit	(790.0)	—	—
Mortgage loan proceeds received	—	47.5	712.8
Payments on mortgage loans	(168.9)	(106.8)	(152.2)
Premiums	2,025.9	2,655.9	2,637.4
Annuity payments	(47.8)	(47.3)	(45.0)
Withdrawals and death benefits	(5,814.1)	(2,570.3)	(2,874.0)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,254.9)	229.0	279.0
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	20.7	(6.9)	(6.7)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period cash, cash equivalents and restricted cash	40.4	47.3	54.0
Net increase (decrease) in cash, cash equivalents and restricted cash	20.7	(6.9)	(6.7)
End of period cash, cash equivalents and restricted cash	$61.1	$40.4	$47.3
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$97.8	$107.8	$108.7
Mortgage loan assumed as part of a real estate acquisition	$289.6	$181.0	$105.1
Loan receivable converted to equity in real estate investment	$(1.7)	$—	$—
Loan assignment as part of a real estate disposition	$77.4	$471.8	$216.5
Stock consideration received from the merger of marketable securities	$—	$—	$6.1
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (millions):

	As of December 31,
	2020	2019	2018
Cash and cash equivalents	$37.8	$15.1	$3.8
Restricted cash(1)	23.3	25.3	43.5
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$61.1	$40.4	$47.3
(1) Restricted cash is included within other assets on the Account's Consolidated Statements of Assets and Liabilities.
See notes to the audited consolidated financial statements

TIAA REAL ESTATE ACCOUNT
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Organization and Significant Accounting Policies
Business: The TIAA Real Estate Account (“Account”) is an insurance separate account of Teachers Insurance and Annuity Association of America (“TIAA”) and was established by resolution of TIAA’s Board of Trustees (the “Board”) on February 22, 1995, under the insurance laws of the State of New York for the purpose of funding variable annuity contracts issued by TIAA. The Account offers individual and group accumulating annuity contracts (with contributions made on a pre-tax or after-tax basis), as well as individual lifetime and term-certain variable payout annuity contracts (including the payment of death benefits to beneficiaries). Investors are entitled to transfer funds to or from the Account and make withdrawals from the Account on a daily basis under certain circumstances. Funds invested in the Account for each category of contract are expressed in terms of units, and unit values will fluctuate depending on the Account’s performance.
The investment objective of the Account is to seek favorable total returns primarily through rental income and appreciation of a diversified portfolio of directly held, private real estate investments and real estate-related investments while offering investors guaranteed, daily liquidity. The Account holds real estate properties directly and through subsidiaries wholly-owned by TIAA for the sole benefit of the Account. The Account also holds limited interests in real estate joint ventures and funds, as well as investments in loans receivable with commercial real estate properties as underlying collateral. Additionally, the Account invests in real estate-related and non-real estate-related publicly traded securities, cash and other instruments to maintain adequate liquidity levels for operating expenses, capital expenditures and to fund benefit payments (withdrawals, transfers and related transactions).
Use of Estimates: The Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America, which requires the use of estimates made by management. Actual results may vary from those estimates, and such differences may be material.
The outbreak of the novel coronavirus (commonly known as “COVID-19”) and the subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the first quarter of 2020. During the second and third quarters of 2020, the Account received multiple requests for rent and loan payment relief as a result of the COVID-19 pandemic, however, the requests were minimal during the fourth quarter of 2020. Requests have generally been comprised of deferrals, with payments postponed for a brief period (i.e., less than six months) and then repaid over the remaining duration of the contract.
As of December 31, 2020, the Account has not had material exposure to rent concessions, tenant defaults or loan defaults. The duration and extent of COVID-19 over the long-term cannot be reasonably estimated at this time. The ultimate impact of the COVID-19 pandemic and the extent to which the COVID-19 pandemic impacts the Account’s business, results of operations, investments, and cash flows will depend on future developments, which are highly uncertain and difficult to predict.
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
The Account’s primary objective when valuing its real estate investments will be to produce a valuation that represents a reasonable estimate of the fair value of its investments. Implicit in the Account’s definition of fair value are the consummation of a sale as of a specified date and the passing of title from seller to buyer under conditions whereby:
•Buyer and seller are typically motivated;
•Both parties are well informed or well advised and acting in what they consider their best interests;
•A reasonable time is allowed for exposure in the open market;
•Payment is made in terms of cash or in terms of financial arrangements comparable thereto; and
•The price represents the normal consideration for the property sold unaffected by special or creative financing or sales concessions granted by anyone associated with the sale.
Property and investment values are affected by, among other things, the availability of capital, occupancy rates, rental rates, and interest and inflation rates. As a result, determining real estate and investment values involves many assumptions. Key inputs and assumptions include, but are not limited to, rental income and expense amounts, related rental income and expense growth rates, capital expenditures, discount rates and capitalization rates. Valuation techniques include discounted cash flow analysis, prevailing market capitalization rates or multiples applied to earnings from the property, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties. Amounts ultimately realized from each investment may vary significantly from the fair value presented.
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
Valuation of Real Estate Operating Businesses—Real estate operating businesses are held at fair value, which is equal to their cost basis on the initial investment date. Subsequently, valuations are completed on a quarterly basis, with a third-party vendor utilized semi-annually and the interim quarters completed by TIAA’s internal valuation department. Valuations are subject to review by the independent fiduciary. Fair value is based on the enterprise value of the business, subject to any preferential distributions that would be required upon liquidation, if applicable.
Management reserves the right to order an external valuation outside of the normal quarterly process when facts or circumstances at the business materially change from the latest available valuation. Any differences in the conclusions of TIAA’s internal valuation department and the external vendor will be reviewed by the independent fiduciary, which will make a final determination on the matter (which may include ordering a subsequent additional valuation).
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
Valuation of Loans Payable (i.e. the Account as a debtor)—Mortgage or other loans payable, including the Accounts line of credit, are stated at fair value. The estimated fair value of loans payable is generally based on the amount at which the liability could be transferred in a current transaction, exclusive of transaction costs. Fair values are estimated based on market factors, such as market interest rates and spreads on comparable loans, the liquidity for loans of similar characteristics, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the maturity date of the loan, the return demands of the market, and the credit quality of the Account. Different assumptions or changes in future market conditions could significantly affect estimated fair values. At times, the Account may assume debt in connection with the purchase of real estate, including under the Credit Agreements (as defined below) or additional credit facilities or other lines of credit in the future or the issuance (if permitted by applicable insurance law) of debt securities by the Account.
See Note 5—Assets and Liabilities Measured at Fair Value on a Recurring Basis for further discussion and disclosure regarding the determination of the fair value of the Account’s investments.
Accumulation and Annuity Funds: The accumulation fund represents the net assets attributable to contract owners in the accumulation phase of their investment (“Accumulation Fund”). The annuity fund represents the net assets attributable to the contract owners currently receiving annuity payments (“Annuity Fund”). The net increase or decrease in net assets from investment operations is apportioned between the accounts based upon their relative daily net asset values. Once an Account participant begins receiving lifetime annuity income benefits, payment levels cannot be reduced as a result of the Account’s actual mortality experience. In addition, the contracts pursuant to which the Account is offered are required to stipulate the maximum expense charge for all Account level expenses that can be assessed, which is not to exceed 2.5% of average net assets per year. The Account pays a fee to TIAA to assume mortality and expense risks.
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
Real Estate Joint Ventures—The Account has ownership interests in various real estate joint ventures (collectively, the “joint ventures”). The Account records its contributions as increases to its investments in the joint ventures, and distributions from the joint ventures are treated as income within income from real estate joint ventures and real estate funds in the Account’s Consolidated Statements of Operations. Distributions that are identified as returns of capital are recorded as a reduction to the cost basis of the investment, whereas distributions identified as capital gains or losses are recorded as realized gains or losses. Income distributions from the joint ventures are recorded based on the Account’s proportional interest of the income distributed by the joint ventures. Income and losses incurred but not yet distributed or realized from the Account by the joint ventures are recorded as unrealized gains and losses.
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
Real Estate Operating Business—The Account has a non-controlling ownership interest in one real estate operating business. The Account records contributions into the business as increases to the cost basis of its investment. Distributions are characterized by the business as either income, capital gains, or return of capital. Distributions classified as income are presented within income from real estate joint ventures, funds, and operating businesses in the Account’s Consolidated Statements of Operations. Distributions identified as capital gains are presented as realized gains in the Account’s Consolidated Statements of Operations. Distributions identified as returns of capital are recorded as a reduction to the cost basis of the investment. Unrealized gains and losses are recorded based upon the changes in the fair value of the enterprise value of the business.
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
•the value of the Account’s cash; cash equivalents, and short-term and other debt instruments;
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
Cash and Cash Equivalents: Cash and cash equivalents are balances held by the Account in bank deposit accounts which, at times, may exceed federally insured limits. The Account’s management monitors these balances to mitigate the exposure of risk due to concentration and has not experienced any losses from such concentration.
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
Recent Accounting Pronouncements: In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging 12 relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. The expedients and exceptions are effective for the period from March 12, 2020 through December 31, 2022. Management does not expect the guidance to materially impact the Account.
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

In addition to providing the services described above, TIAA charges the Account fees to bear certain mortality and expense risks and risks with providing the liquidity guarantee. These fees are charged as a percentage of the net assets of the Account. Rates for these fees are established annually.
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
The Account has loans receivable outstanding with related parties as of December 31, 2020. The loans are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies. The following table presents the key terms of the loans as of the reporting date:

		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
Principal						December 31, 2020	December 31, 2019
2020	2019
36.5	36.5	MRA Hub 34 Holding, LLC	95.00%	2.50% + LIBOR	9/1/2022	$36.5	$36.5
32.8	32.8	THP Student Housing, LLC	97.00%	3.20%	9/1/2024	32.9	32.5
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						$69.4	$69.0
Note 3—Concentration Risk
Concentration risk may arise when a number of properties are located in a similar geographic region such that the economic conditions of that region could impact tenants’ obligations to meet their contractual obligations or cause the values of individual properties to decline. Additionally, concentrations of risk may arise if any one tenant comprises a significant amount of the Account's rent or if tenants are concentrated in a particular industry.
As of December 31, 2020, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry. There are no significant lease expirations scheduled to occur over the next twelve months.
The Account’s wholly-owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of December 31, 2020:

Diversification by Fair Value(1)
	West	East	South	Midwest	Total
Office	13.6%	18.7%	5.7%	0.1%	38.1%
Apartment	9.8%	6.4%	8.1%	1.1%	25.4%
Retail	6.4%	3.4%	7.5%	0.8%	18.1%
Industrial	9.8%	1.5%	4.9%	0.5%	16.7%
Other(2)	0.6%	0.4%	0.7%	—%	1.7%
Total	40.2%	30.4%	26.9%	2.5%	100.0%

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

For the Years Ending December 31,
2021	$638.6
2022	576.0
2023	504.6
2024	430.2
2025	353.2
Thereafter	1,037.6
Total	$3,540.2
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
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (millions):

As of December 31, 2020
Assets:
Right-of-use assets, at fair value	$36.8
Liabilities:
Ground lease liabilities, at fair value	$36.8

Key Terms
Weighted-average remaining lease term (years)	69.4
Weighted-average discount rate(1)	8.05%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.

For the year ended December 31, 2020, operating lease costs related to ground leases were $2.2 million. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (millions):

For the Years Ending December 31,
2021	$2.2
2022	2.3
2023	2.3
2024	2.3
2025	2.3
Thereafter	402.8
Total	$414.2
In April 2020, the FASB staff released guidance focused on treatment of concessions related to the effects of COVID-19 on the application of lease modification guidance in Accounting Standards Codification (“ASC”) 842, “Leases.” The guidance provides a practical expedient to forgo the associated reassessments required by ASC 842 when changes to a lease result in similar or lower future consideration. There was no material exposure to rent concessions or lease defaults for tenants impacted by the COVID-19 pandemic for the year ended December 31, 2020.
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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); significant unobservable inputs (Level 3); and Practical Expedient (millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2020
Real estate properties	$—	$—	$16,476.7	$—	$16,476.7
Real estate joint ventures	—	—	6,128.9	—	6,128.9
Real estate funds	—	—	—	393.2	393.2
Real estate operating business	—	—	250.0	—	250.0
Marketable securities:
Government agency notes	—	157.0	—	—	157.0
United States Treasury securities	—	582.3	—	—	582.3
Loans receivable(1)	—	—	1,562.6	—	1,562.6
Total Investments at December 31, 2020	$—	$739.3	$24,418.2	$393.2	$25,550.7
Loans payable	$—	$—	$(2,411.4)	$—	$(2,411.4)
Line of credit	$—	$—	$—	$—	$—

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2019
Real estate properties	$—	$—	$15,835.0	$—	$15,835.0
Real estate joint ventures	—	—	7,204.2	—	7,204.2
Real estate funds	—	—	—	311.8	311.8
Marketable securities:
Real estate-related	825.7	—	—	—	825.7
Government agency notes	—	259.6	—	—	259.6
United States Treasury securities	—	2,589.1	—	—	2,589.1
Corporate bonds	—	1,268.3	—	—	1,268.3
Municipal bonds	—	33.2	—	—	33.2
Loans receivable(1)	—	—	1,572.1	—	1,572.1
Total Investments at December 31, 2019	$825.7	$4,150.2	$24,611.3	$311.8	$29,899.0
Loans payable	$—	$—	$(2,365.0)	$—	$(2,365.0)
Line of credit	$—	$—	$(250.0)	$—	$(250.0)
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2020 and 2019 (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the year ended December 31, 2020
Beginning balance January 1, 2020	$15,835.0	$7,204.2	$—	$1,572.1	$24,611.3	$(2,365.0)	$(250.0)
Total realized and unrealized (losses) gains included in changes in net assets	(348.9)	(477.0)	(0.2)	(34.2)	(860.3)	(3.1)	—
Purchases(1)	1,680.1	247.2	250.2	118.0	2,295.5	(289.6)	(540.0)
Sales	(689.5)	—	—	(64.7)	(754.2)	—	—
Settlements(2)	—	(845.5)	—	(28.6)	(874.1)	246.3	790.0
Ending balance December 31, 2020	$16,476.7	$6,128.9	$250.0	$1,562.6	$24,418.2	$(2,411.4)	$—

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the year ended December 31, 2019
Beginning balance January 1, 2019	$15,531.1	$6,356.6	$913.0	$22,800.7	$(2,608.0)	$—
Total realized and unrealized gains (losses) included in changes in net assets	526.3	(100.3)	(4.1)	421.9	(107.1)	—
Purchases(1)	1,534.9	953.0	764.8	3,252.7	(228.5)	(250.0)
Sales	(1,757.3)	—	—	(1,757.3)	—	—
Settlements(2)	—	(5.1)	(101.6)	(106.7)	578.6	—
Ending balance December 31, 2019	$15,835.0	$7,204.2	$1,572.1	$24,611.3	$(2,365.0)	$(250.0)
(1)Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable and assumption of loans payable.
(2)Includes operating income for real estate joint ventures net of distributions, principal payments and payoffs of loans receivable, and principal payments and extinguishment of loans payable.
(3)Amount shown is reflective of loans receivable and loans receivable with related parties.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2020.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate	5.5%–9.0% (6.7%)
			Terminal Capitalization Rate	4.0%–8.3% (5.6%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0%–8.0% (5.0%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate	5.2% - 9.0% (6.6%)
			Terminal Capitalization Rate	4.3% - 7.3% (5.4%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 7.0% (4.8%)

	Residential	Income Approach—Discounted Cash Flow	Discount Rate	5.5% - 7.8% (6.4%)
			Terminal Capitalization Rate	4.3% - 6.8% (5.1%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 6.0% (4.6%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate	5.0% - 12.0% (6.8%)
			Terminal Capitalization Rate	4.3% - 9.4% (5.7%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 11.5% (5.2%)

	Hotel	Income Approach—Discounted Cash Flow	Discount Rate	10.3%
			Terminal Capitalization Rate	7.8%

		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.8%

Real Estate Operating Business		Income Approach—Discounted Cash Flow	Discount Rate	7.3%
			Terminal Growth Rate	2.5%
		Market Approach	EBITDA Multiple	13.9x

Loans Payable	Office	Discounted Cash Flow	Loan-to-Value Ratio	35.4% - 54.9% (45.5%)
			Equivalency Rate	2.4% - 3.3% (3.0%)

		Net Present Value	Loan-to-Value Ratio	35.4% - 54.9% (45.5%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2 - 1.4 (1.3)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
	Industrial	Discounted Cash Flow	Loan-to-Value Ratio	54.6% - 59.2% (56.6%)
			Equivalency Rate	3.3% - 3.3% (3.3%)

		Net Present Value	Loan-to-Value Ratio	54.6% - 59.2% (56.6%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.4 - 1.5 (1.5)

	Residential	Discounted Cash Flow	Loan-to-Value Ratio	29.6% - 65.9% (48.2%)
			Equivalency Rate	2.3% - 3.2% (2.8%)

		Net Present Value	Loan-to-Value Ratio	29.6% - 65.9% (48.2%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2 - 1.7 (1.4)

	Retail	Discounted Cash Flow	Loan-to-Value Ratio	40.2% - 73.4% (47.6%)
			Equivalency Rate	2.8% - 4.2% (3.0%)

		Net Present Value	Loan-to-Value Ratio	40.2% - 73.4% (47.6%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.3 - 1.8 (1.4)

Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan-to-Value Ratio	50.6% - 91.8% (77.2%)
			Equivalency Rate	3.5% - 9.6% (6.6%)
	Industrial	Discounted Cash Flow	Loan-to-Value Ratio	30.9% - 90.2% (69.1%)
			Equivalency Rate	4.3% - 12.7% (6.8%)
	Residential	Discounted Cash Flow	Loan-to-Value Ratio	47.4% - 74.7% (64.1%)
			Equivalency Rate	3.2% - 7.0% (4.9%)
	Retail & Hospitality	Discounted Cash Flow	Loan-to-Value Ratio	61.2% - 86.2% (68.7%)
			Equivalency Rate	5.4% - 9.9% (6.3%)

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2019.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate	5.5%–8.5% (6.6%)
			Terminal Capitalization Rate	4.0%–7.5% (5.5%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.9%–7.0% (5.0%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate	5.3% - 9.0% (6.7%)
			Terminal Capitalization Rate	4.3% - 8.1% (5.5%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.9% - 7.4% (4.9%)

	Residential	Income Approach—Discounted Cash Flow	Discount Rate	5.3% - 7.8% (6.4%)
			Terminal Capitalization Rate	4.3% - 6.8% (5.1%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 6.0% (4.6%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate	5.3% - 11.7% (6.6%)
			Terminal Capitalization Rate	4.8% - 9.4% (5.4%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3% - 11.0% (4.9%)

	Hotel	Income Approach—Discounted Cash Flow	Discount Rate	10.0%
			Terminal Capitalization Rate	7.8%

		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.5%

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Loans Payable	Office and Industrial	Discounted Cash Flow	Loan-to-Value Ratio	31.6% - 59.5% (46.3%)
			Equivalency Rate	3.1% - 4.3% (3.4%)

		Net Present Value	Loan-to-Value Ratio	31.6% - 59.5% (46.3%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2 - 1.5 (1.3)

	Residential	Discounted Cash Flow	Loan-to-Value Ratio	30.2% - 69.0% (47.8%)
			Equivalency Rate	3.0% - 3.6% (3.3%)

		Net Present Value	Loan-to-Value Ratio	30.2% - 69.0% (47.8%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2 - 1.7 (1.3)

	Retail	Discounted Cash Flow	Loan-to-Value Ratio	33.3% - 63.3% (41.1%)
			Equivalency Rate	3.3% - 4.0% (3.5%)

		Net Present Value	Loan-to-Value Ratio	33.3% - 63.3% (41.1%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2 - 1.5 (1.3)

Loans Receivable, including those with related parties	Residential, Hotel, Industrial, Office, Retail and Storage	Discounted Cash Flow	Loan-to-Value Ratio	31.7% - 81.5% (72.5%)
			Equivalency Rate	3.2% - 8.4% (6.0%)
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
Real Estate Operating Business: The significant unobservable inputs used in the fair value measurement of the Account's real estate operating business are the selection of certain investment rates and ratios (Discount Rate, Terminal Growth Rate, and EBITDA Multiple). Significant increases (decreases) in any of those inputs in isolation would result in significantly lower (higher) fair value measurements, respectively.
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
During the years ended December 31, 2020 and 2019 there were no transfers between Levels 1, 2 or 3.
The amount of total net unrealized (losses) gains included in changes in net assets attributable to the change in net unrealized gains relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2020	$(344.2)	$(382.8)	$(0.2)	$(32.7)	$(759.9)	$(3.1)
For the year ended December 31, 2019	$355.2	$(94.7)	$—	$(4.1)	$256.4	$(96.8)

Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At December 31, 2020, the Account held investments in joint ventures with ownership interest percentages that ranged from 33.3% to 98.0%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold.
A condensed summary of the gross financial position and results of operations of the combined joint ventures is shown below (millions):

	December 31,
	2020	2019
Assets
Real estate properties, at fair value	$15,494.7	$17,455.8
Other assets	696.0	485.9
Total assets	$16,190.7	$17,941.7
Liabilities & Equity
Mortgage notes payable and other obligations, at fair value	$4,959.6	$5,185.3
Other liabilities	250.0	256.3
Total liabilities	5,209.6	5,441.6
Total equity	10,981.1	12,500.1
Total liabilities and equity	$16,190.7	$17,941.7

	Years ended December 31,
	2020	2019	2018
Operating Revenue and Expenses
Revenues	$1,021.6	$1,126.5	$950.6
Expenses	571.9	604.1	487.1
Excess of revenues over expenses	$449.7	$522.4	$463.5

Note 7—Investments in Real Estate Funds
The Account has ownership interests in real estate funds (each a “Fund”, and collectively the “Funds”). The Funds are setup as limited partnerships or entities similar to a limited partnership, and as such, meet the definition of a VIE as the limited partners collectively lack the power, through voting or similar rights, to direct the activities of the Fund that most significantly impact the Fund's economic performance. Management has determined that the Account is not the primary beneficiary for any of the Funds, as the Account lacks the power to direct the activities of each Fund that most significantly impact the respective Fund's economic performance, and the Account further lacks substantive kick-out rights to remove the entity with these powers. Refer to Note 1—Organization and Significant Accounting Policies for a description of the methodology used to determine the primary beneficiary of a VIE.
No financial support (such as loans or financial guarantees) was provided to the Funds during the year ended December 31, 2020. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are identified in Note 13—Commitments and Contingencies.

The carrying amount and maximum exposure to loss relating to unconsolidated VIEs in which the Company holds a variable interest but is not the primary beneficiary were as follows at December 31, 2020 (in millions):

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
LCS SHIP Venture I, LLC (90.0% Account Interest)	$200.9	$200.9	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Veritas - Trophy VI, LLC (90.4% Account Interest)	$54.6	$54.6	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles MSA.
			The Account is not permitted to sell or transfer its interest in the fund until August 2022. After this date, the Account can sell or transfer its interest in the fund with the consent and approval of the manager.

Taconic New York City GP Fund, LP (60.0% Account Interest)	$31.6	$31.6	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City metropolitan statistical area ("MSA").
			Liquidation estimated to begin no earlier than 2024.
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
SP V - II, LLC (61.8% Account Interest)	$31.3	$31.3	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.
			Liquidation estimated to begin no earlier than 2022.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
IDR - Core Property Index Fund, LLC (2.0% Account Interest)	$24.6	$24.6	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.
Silverpeak - REA Alt Inv Fund LP (90.0% Account Interest)	$18.8	$18.8	Redemptions prohibited prior to liquidation.	To invest in alternative real estate investments primarily in major U.S. metropolitan markets.
			Liquidation estimated to begin no earlier than 2028.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.

Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)	$18.0	$18.0	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
			Liquidation estimated to begin no earlier than 2026.
			The Account is not permitted to sell or transfer its interest in the fund until June 2021. After this date, the Account can sell or transfer its interest in the fund with the consent and approval of the manager.

JCR Capital - REA Preferred Equity Parallel Fund (39.7% Account Interest)	$7.2	$7.2	Redemptions prohibited prior to liquidation.	To invest primarily in multi-family properties.
			Liquidation estimated to begin no earlier than 2026.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion.

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
Townsend Group Value-Add Fund (98.8% Account Interest)	$5.8	$5.8	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the U.S. market.
			Liquidation estimated to begin no earlier than 2027.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion.

Flagler REA Healthcare Properties Partnership (90.0% Account Interest)	$0.4	$0.4	Redemptions prohibited prior to liquidation.	To acquire healthcare properties within the top 50 MSA's in the U.S.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to transfer its interest in the fund to a qualified institutional investor, subject to the right first offer by the partner, following the one year anniversary of the fund launch.
Total	$393.2	$393.2
Note 8—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s indirect interest in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (in millions):

	December 31, 2020			December 31, 2019
	Principal Outstanding	Fair Value	% of Fair Value	Principal Outstanding	Fair Value	% of Fair Value
Office(1)	$794.5	$778.4	49.9%	$769.3	$768.0	48.8%
Industrial	194.3	194.3	12.4%	199.6	199.6	12.7%
Retail	128.6	126.5	8.1%	158.5	158.5	10.1%
Storage	82.0	73.8	4.7%	82.0	82.0	5.2%
Apartments(1)	262.2	259.7	16.6%	229.1	228.8	14.6%
Hotel	135.3	129.9	8.3%	135.3	135.2	8.6%
	$1,596.9	$1,562.6	100.0%	$1,573.8	$1,572.1	100.0%
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
All borrowers of loans rated C or higher are current as of December 31, 2020. Two of the Account's loans are currently in forbearance. The forbearance allows for the deferral of the June, July and August 2020 debt service payments. The deferred payments will be repaid in 12 equal installments over the period from January 9, 2021 to December 9, 2021, at which time the forbearance period will end. Interest income continues to be accrued during the deferral period so long as future collection of the deferred payments are probable. The forbearance period is not based upon current COVID-19 relief provided under the CARES Act.
The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of December 31, 2020, listed in order of the strength of the risk rating (from strongest to weakest):

	December 31, 2020			December 31, 2019
	Number of Loans	Fair Value	% of Fair Value	Number of Loans	Fair Value	% of Fair Value
AA	—	—	—%	1	48.3	3.1%
BBB	1	69.6	4.5%	7	456.1	29.0%
BB	10	444.6	28.5%	13	787.4	50.1%
B	11	758.2	48.5%	3	205.0	13.0%
C	2	147.0	9.4%	—	—	—%
D	1	73.8	4.7%	—	—	—%
NR(1)	2	69.4	4.4%	3	75.3	4.8%
	27	$1,562.6	100.0%	27	$1,572.1	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of December 31, 2020, this is comprised of two loans with related parties. The loans are collateralized by equity interests in real estate investments.
The following table represents loans receivable in nonaccrual status as of December 31, 2020 (in millions). Loans are placed in nonaccrual status when a loan is more than 90 days in arrears or at any point when management believes the full collection of principal is doubtful.

Aging	Number of Loans	Principal Outstanding	Fair Value
Past Due - 90 Days +	1	82.0	73.8
Note 9—Loans Payable
At December 31, 2020 and 2019, the Account had outstanding loans payable secured by the following properties (millions):

Property	Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of December 31,		Maturity
		2020	2019
Red Canyon at Palomino Park	5.34% paid monthly	$—	$27.1	August 1, 2020
Green River at Palomino Park	5.34% paid monthly	—	33.2	August 1, 2020
Blue Ridge at Palomino Park	5.34% paid monthly	—	33.4	August 1, 2020
Ashford Meadows Apartments	5.17% paid monthly	—	44.6	August 1, 2020
The Knoll	3.98% paid monthly	—	16.4	December 5, 2020
Ascent at Windward	3.51% paid monthly	34.6	34.6	January 1, 2022
The Palatine(1)	4.25% paid monthly	74.4	75.9	January 10, 2022
The Forum at Carlsbad(1)	4.25% paid monthly	84.0	85.7	March 1, 2022
Fusion 1560	3.42% paid monthly	37.4	37.4	June 10, 2022
San Diego Office Portfolio(4)	3.62% paid monthly	51.2	48.2	August 15, 2022
The Colorado(1)	3.69% paid monthly	86.4	88.1	November 1, 2022
The Legacy at Westwood(1)	3.69% paid monthly	44.0	44.9	November 1, 2022
Regents Court(1)	3.69% paid monthly	37.3	38.1	November 1, 2022
1001 Pennsylvania Avenue(1)	3.70% paid monthly	314.3	320.7	June 1, 2023
Biltmore at Midtown	3.94% paid monthly	36.4	36.4	July 5, 2023
Cherry Knoll	3.78% paid monthly	35.3	35.3	July 5, 2023
Lofts at SoDo	3.94% paid monthly	35.1	35.1	July 5, 2023

Property	Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of December 31,		Maturity
		2020	2019
Pacific City	2.00% + LIBOR paid monthly	105.0	—	October 1, 2023
1401 H Street, NW	3.65% paid monthly	115.0	115.0	November 5, 2024
The District at La Frontera(1)	3.84% paid monthly	38.4	39.3	December 1, 2024
The District at La Frontera(1)	4.96% paid monthly	4.2	4.4	December 1, 2024
Circa Green Lake	3.71% paid monthly	52.0	52.0	March 5, 2025
Union - South Lake Union	3.66% paid monthly	57.0	57.0	March 5, 2025
Holly Street Village	3.65% paid monthly	81.0	81.0	May 1, 2025
Henley at Kingstowne(1)	3.60% paid monthly	70.3	71.0	May 1, 2025
32 South State Street	4.48% paid monthly	24.0	24.0	June 6, 2025
Vista Station Office Portfolio(1)	4.00% paid monthly	19.9	20.5	July 1, 2025
780 Third Avenue	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue	3.55% paid monthly	20.0	20.0	August 1, 2025
Vista Station Office Portfolio(1)	4.20% paid monthly	43.9	44.7	November 1, 2025
701 Brickell Avenue	3.66% paid monthly	184.0	184.0	April 1, 2026
Marketplace at Mill Creek	3.82% paid monthly	39.6	—	September 11, 2027
Overlook At King Of Prussia	3.82% paid monthly	40.8	—	September 11, 2027
Winslow Bay	3.82% paid monthly	25.8	—	September 11, 2027
1900 K Street, NW	3.93% paid monthly	163.0	163.0	April 1, 2028
99 High Street	3.90% paid monthly	277.0	277.0	March 1, 2030
Total Principal Outstanding		$2,381.3	$2,338.0
Fair Value Adjustment(3)		30.1	27.0
Total Loans Payable		$2,411.4	$2,365.0
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
Principal payment schedule on loans payable as of December 31, 2020 was as follows (in millions):

Amount
2021	$19.7
2022	458.6
2023	523.1
2024	165.3
2025	512.7
Thereafter	701.9
Total maturities	$2,381.3

Note 10—Lines of Credit
The Account has two unsecured revolving credit agreements (“Credit Agreements”), each with a maximum total commitment of $500.0 million. Draws against the Credit Agreements can take the form of Eurodollar Loans or Alternate Base Rate Loans (“ABR Loans”). Eurodollar Loans and ABR Loans require a minimum funding of $5.0 million.
Eurodollar Loans are issued for a term of twelve months or less and bear interest during the period (“Interest Period”) at a rate equal to the Adjusted London Interbank Offered Rate (“Adjusted LIBOR”) plus a spread (the “Eurodollar Applicable Rate”), with the spread dependent upon the leverage ratio of the Account. Adjusted LIBOR is calculated by multiplying the Statutory Reserve Rate, as determined by the Federal Reserve Board for Eurodollar liabilities, by LIBOR, as determined by the Intercontinental Exchange on the date of issuance that corresponds to the length of the Interest Period. The Account may prepay Eurodollar Loans at any time during the life of the loan without penalty. The Account is limited to five active Eurodollar Loans on the Credit Agreements; however, the Account may retire and initiate new Eurodollar Loans without restriction so long as the total number of loans in active status does not exceed the limit.
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
For the years ended December 31, 2020 and 2019, expenses charged to the Account related to the Credit Agreements were $2.3 million and $0.1 million, respectively. As of December 31, 2020, the Account was in compliance with all covenants required by the Credit Agreements.
The following table provides a summary of the key characteristics of the Credit Agreements as of December 31, 2020:

	Line of Credit I		Line of Credit II
Current Balance	$—		$—
Maximum Capacity (in millions)	$500.0		$500.0
Inception Date	September 20, 2018		August 18, 2020
Maturity Date	September 20, 2021		August 16, 2021
Extension Option	Yes	(1)	No
Eurodollar Applicable Rate Range	0.85% - 1.05%		1.60% - 1.80%
ABR Applicable Rate Range	0.85% - 1.05%		0.60% - 0.80%
Unused Fee(2)	0.20% per annum		0.25% per annum
(1)The line of credit expires on September 20, 2021, with an option to extend for two consecutive twelve month terms at the Account’s election. The Account may request an additional $250.0 million in commitments from the Lenders at any time; however, this request is subject to approval at the sole discretion of the Lenders and is not a guarantee that an expansion beyond the original $500.0 million commitment will be granted.
(2)The Account is charged a fee on the unused portion of the Credit Agreements.

Note 11—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	Years ended December 31,
	2020	2019	2018	2017	2016
Per Accumulation Unit Data:
Rental income	$21.145	$18.165	$17.757	$17.132	$16.433
Real estate property level expenses and taxes	10.067	8.734	8.548	7.722	7.534
Real estate income, net	11.078	9.431	9.209	9.410	8.899
Other income	4.980	6.752	6.162	4.762	3.594
Total income	16.058	16.183	15.371	14.172	12.493
Expense charges(1)	3.562	3.439	3.161	3.318	3.290
Investment income, net	12.496	12.744	12.210	10.854	9.203
Net realized and unrealized (loss)gain on investments and loans payable	(16.196)	10.262	6.877	5.839	9.660
Net increase in Accumulation Unit Value	(3.700)	23.006	19.087	16.693	18.863
Accumulation Unit Value:
Beginning of period	$440.422	$417.416	$398.329	$381.636	$362.773
End of period	$436.722	$440.422	$417.416	$398.329	$381.636
Total return	(0.84)%	5.51%	4.79%	4.37%	5.20%
Ratios to Average net Assets:
Expenses(1)	0.81%	0.78%	0.76%	0.83%	0.86%
Investment income, net	2.85%	2.90%	2.95%	2.72%	2.41%
Portfolio turnover rate:
Real estate properties(2)	7.1%	7.8%	11.8%	2.7%	1.3%
Marketable securities(3)	113.4%	28.7%	5.1%	5.7%	3.5%
Accumulation Units outstanding at end of period (millions):	52.0	60.8	60.7	61.3	62.4
Net assets end of period (millions)	$23,243.9	$27,307.9	$25,842.6	$24,942.6	$24,304.7
(1)Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.
(2)Real estate investment portfolio turnover rate is calculated by dividing the lesser of purchases or sales of real estate property investments (including contributions to, or return of capital distributions received from, existing joint venture and Funds investments) by the average value of the portfolio of real estate investments held during the period.
(3)Marketable securities portfolio turnover rate is calculated by dividing the lesser of purchases or sales of securities, excluding securities having maturity dates at acquisition of one year or less, by the average value of the portfolio securities held during the period.
Note 12—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	Years ended December 31,
	2020	2019	2018
Outstanding:
Beginning of period	60.8	60.7	61.3
Credited for premiums	4.6	6.2	6.5
Annuity, other periodic payments, withdrawals and death benefits	(13.4)	(6.1)	(7.1)
End of period	52.0	60.8	60.7

Note 13—Commitments and Contingencies
Commitments—As of December 31, 2020 and 2019, the Account had the following immediately callable commitments to purchase additional interests in its real estate funds or provide additional funding through its loan receivable investments (in millions):

	Commitment Expiration	December 31, 2020	December 31, 2019

Real Estate Funds(1)
TREA Flagler Venture, LLC	02/2021	$49.6	$—
LCS SHIP Venture I, LLC	06/2021	28.1	28.1
Townsend Group Value-Add Fund	06/2021	241.9	250.0
Grubb Southeast Real Estate Fund VI, LLC	06/2021	81.5	86.6
Silverpeak - REA Alt Inv Fund LP	12/2021	81.1	—
Veritas Trophy VI, LLC(2)	08/2022	29.4	35.8
SP V - II, LLC	09/2022	67.1	74.9
JCR Capital - REA Preferred Equity Parallel Fund	12/2022	92.3	100.0
Taconic New York City GP Fund	11/2023	6.0	11.4
		$677.0	$586.8
Loans Receivable(3)
SCG Oakland Portfolio Mezzanine	03/2021	$6.5	$7.0
BREP VIII Industrial Mezzanine	03/2021	15.5	14.1
311 South Wacker Mezzanine	06/2021	5.4	7.6
Rosemont Towson Mezzanine	09/2021	1.2	1.2
Liberty Park Mezzanine	11/2021	3.1	5.0
San Diego Office Portfolio Senior Loan	08/2022	7.0	10.0
San Diego Office Portfolio Mezzanine	08/2022	2.3	3.3
MRA Hub 34 Holding, LLC	09/2022	1.5	1.5
1330 Broadway Mezzanine	09/2022	10.9	14.0
Colony New England Hotel Portfolio Senior Loan	11/2022	14.1	14.1
Colony New England Hotel Portfolio Mezzanine	11/2022	4.7	4.7
Exo Apartments Senior Loan	01/2023	7.1	7.1
Exo Apartments Mezzanine	01/2023	2.4	2.4
Five Oak Mezzanine	03/2023	2.3	—
		$84.0	$92.0

TOTAL COMMITMENTS		$761.0	$678.8
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

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—64.5% and 53.0%

Property Name		Property Type	Fair Value at December 31,
	Location		2020		2019
River Ridge	Alabama	Retail	$29.0		$—
Riverchase Village	Alabama	Retail	36.1		40.3
Camelback Center	Arizona	Office	52.0		49.0
Riverside 202 Industrial	Arizona	Industrial	30.4		29.6
88 Kearny Street	California	Office	199.3		221.0
101 Pacific Coast Highway	California	Office	94.7		96.1
200 Middlefield Road	California	Office	60.2		68.0
30700 Russell Ranch	California	Office	36.5		39.0
Allure at Camarillo	California	Apartments	62.0		63.9
Almond Avenue	California	Land	13.4		9.5
BLVD63	California	Apartments	145.1		158.0
Bridgepointe Shopping Center	California	Retail	124.1		129.0
Centre Pointe and Valley View	California	Industrial	62.1		60.7
Cerritos Industrial Park	California	Industrial	171.8		164.0
Charleston Plaza	California	Retail	95.3		100.0
Creekside Alta Loma	California	Apartment	85.5		85.2
Frontera Industrial Business Park	California	Industrial	101.2		90.0
Great West Industrial Portfolio	California	Industrial	215.1		203.0
Holly Street Village	California	Apartments	153.1	(1)	158.1	(1)
Larkspur Courts	California	Apartments	141.0		155.0
Northern CA RA Industrial Portfolio	California	Industrial	117.2		111.9
Oakmont IE West Portfolio	California	Industrial	123.9		109.2
Oceano at Warner Center	California	Apartments	90.1		94.4
Ontario Industrial Portfolio	California	Industrial	540.4		506.9
Ontario Mills Industrial Portfolio	California	Industrial	79.2		65.4
Otay Mesa Industrial Portfolio	California	Industrial	40.2		33.7
Pacific City	California	Retail	158.0		—
Pacific Plaza	California	Office	111.0		112.7
Rancho Cucamonga Industrial Portfolio	California	Industrial	95.4		88.3
Rancho Del Mar	California	Apartment	93.5		94.7
Regents Court	California	Apartments	103.0	(1)	105.0	(1)
Southern CA RA Industrial Portfolio	California	Industrial	160.9		151.8
Stella	California	Apartments	161.0		175.1
Stevenson Point	California	Industrial	75.0		66.6
Terra House	California	Apartments	140.2		146.0
The Forum at Carlsbad	California	Retail	203.0	(1)	224.0	(1)
The Legacy at Westwood	California	Apartments	149.1	(1)	149.1	(1)
West Lake North Business Park	California	Office	58.3		62.3
Westcreek	California	Apartments	55.4		57.1
Westwood Marketplace	California	Retail	150.0		150.0
Wilshire Rodeo Plaza	California	Office	311.4		336.4
1600 Broadway	Colorado	Office	116.0		116.0
Palomino Park	Colorado	Apartments	352.1		361.0	(1)
South Denver Marketplace	Colorado	Retail	65.1		71.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Property Name		Property Type	Fair Value at December 31,
	Location		2020		2019
Wilton Woods Corporate Campus	Connecticut	Office	$100.0		$112.1
5 West	Florida	Apartments	63.0		62.3
701 Brickell Avenue	Florida	Office	421.5	(1)	406.6	(1)
Boca Arbor Club	Florida	Apartments	63.9		62.9
Broward Industrial Portfolio	Florida	Industrial	68.5		67.7
Casa Palma	Florida	Apartments	98.7		102.0
Cypress Trace	Florida	Retail	35.9		—
Fusion 1560	Florida	Apartments	72.7	(1)	84.1	(1)
Lakepointe at Jacaranda	Florida	Apartments	48.7		48.8
Lofts at SoDo	Florida	Apartments	65.3	(1)	64.7	(1)
Market Square	Florida	Retail	20.1		—
Orion on Orpington	Florida	Apartments	51.6		52.4
Publix at Weston Commons	Florida	Retail	69.6		74.5
Seneca Industrial Park	Florida	Industrial	128.7		126.7
Shoppes at Lake Mary	Florida	Retail	19.6		—
Sole at Brandon	Florida	Apartments	78.0		79.0
Sole at City Center	Florida	Apartments	100.0		—
The Manor Apartments	Florida	Apartments	47.5		51.5
The Manor at Flagler Village	Florida	Apartments	131.2		138.1
The Residences at the Village of Merrick Park	Florida	Apartments	69.5		72.3
Weston Business Center	Florida	Industrial	81.7		75.0
Ascent at Windward	Georgia	Apartments	72.3	(1)	68.4	(1)
Atlanta Industrial Portfolio	Georgia	Industrial	41.5		41.0
Biltmore at Midtown	Georgia	Apartments	72.6	(1)	73.5	(1)
Eisenhower Crossing	Georgia	Retail	12.9		—
Fayette Pavilion	Georgia	Retail	101.4		—
Glen Lake	Georgia	Apartments	59.0		55.3
Heritage Pavilion	Georgia	Retail	40.6		—
Marketplace at Mill Creek	Georgia	Retail	76.4	(1)	—
Newnan Pavilion	Georgia	Retail	40.0		—
Shawnee Ridge Industrial Portfolio	Georgia	Industrial	104.0		99.9
Woodstock Square	Georgia	Retail	32.0		—
32 South State Street	Illinois	Retail	48.5	(1)	51.4	(1)
803 Corday	Illinois	Apartments	92.6		93.8
Chicago Caleast Industrial Portfolio	Illinois	Industrial	85.3		85.6
Chicago Industrial Portfolio	Illinois	Industrial	33.0		30.1
Village Crossing	Illinois	Retail	136.1		—
Cherry Knoll	Maryland	Apartments	57.8	(1)	60.1	(1)
Landover Logistics Center	Maryland	Industrial	54.3		44.7
The Shops at Wisconsin Place	Maryland	Retail	72.1		65.6
99 High Street	Massachusetts	Office	540.2	(1)	543.7	(1)
350 Washington	Massachusetts	Retail	121.0		134.0
Fort Point Creative Exchange Portfolio	Massachusetts	Office	264.6		275.0
Northeast RA Industrial Portfolio	Massachusetts	Industrial	44.2		43.5
One Beeman Road	Massachusetts	Industrial	36.0		34.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Property Name		Property Type	Fair Value at December 31,
	Location		2020		2019
The Bridges	Minnesota	Apartments	$66.0		$67.2
The Knoll	Minnesota	Apartments	37.2		37.3	(1)
10 New Maple Avenue	New Jersey	Industrial	21.0		21.9
200 Milik Street	New Jersey	Industrial	59.1		56.4
Marketfair	New Jersey	Retail	98.4		106.2
South River Road Industrial	New Jersey	Industrial	138.5		133.5
21 Penn Plaza	New York	Office	302.5		334.9
250 North 10th Street	New York	Apartments	—		138.1
780 Third Avenue	New York	Office	354.3	(1)	389.1	(1)
837 Washington Street	New York	Office	211.0		232.0
The Colorado	New York	Apartments	243.1	(1)	259.0	(1)
Alexander Place	North Carolina	Retail	39.9		—
Centric Gateway	North Carolina	Apartments	74.0		75.0
Winslow Bay Commons	North Carolina	Retail	46.9	(1)	—
The Cordelia	Oregon	Apartments	40.8		43.2
1619 Walnut Street	Pennsylvania	Retail	16.7		23.0
Overlook At King Of Prussia	Pennsylvania	Retail	55.6	(1)	—
Warwick Shopping Center	Rhode Island	Retail	17.8		—
Columbiana Station	South Carolina	Retail	47.0		—
Greene Crossing	South Carolina	Apartments	81.3		79.7
Bellevue Place	Tennessee	Retail	8.4		—
Midway 840	Tennessee	Industrial	50.9		—
Pavilion at Turkey Creek	Tennessee	Retail	51.1		—
Southside at McEwen	Tennessee	Retail	48.2		49.2
Town and Country	Tennessee	Retail	30.7		—
3131 McKinney	Texas	Office	39.3		46.4
Beltway North Commerce Center	Texas	Industrial	—		30.2
Carrington Park	Texas	Apartments	66.7		67.3
Churchill on the Park	Texas	Apartments	72.3		73.0
Cliffs at Barton Creek	Texas	Apartments	45.6		47.2
Dallas Industrial Portfolio	Texas	Industrial	258.3		237.9
District on La Frontera	Texas	Apartments	72.4	(1)	76.6	(1)
Houston Apartment Portfolio	Texas	Apartments	157.3		162.3
Lincoln Centre	Texas	Office	467.7		413.2
Lincoln Centre - Hilton Dallas	Texas	Hotel	63.6		76.5
Chisolm Trail	Texas	Industrial	5.2	(9)	—
Northwest Houston Industrial Portfolio	Texas	Industrial	75.5		77.2
Park 10 Distribution	Texas	Industrial	12.0		11.1
Park Creek Apartments	Texas	Apartments	43.1		—
Pinnacle Industrial Portfolio	Texas	Industrial	75.5		66.7
Pinto Business Park	Texas	Industrial	153.8		154.1
The Maroneal	Texas	Apartments	58.8		56.4
Vista Station Office Portfolio	Utah	Office	116.3	(1)	115.4	(1)
8270 Greensboro Drive	Virginia	Office	46.0		49.6
Ashford Meadows Apartments	Virginia	Apartments	107.4		105.3	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Property Name		Property Type	Fair Value at December 31,
	Location		2020		2019
Creeks at Virginia Center	Virginia	Retail	$47.5		$—
Henley at Kingstowne	Virginia	Apartments	107.4	(1)	103.0	(1)
Plaza America	Virginia	Retail	103.0		113.3
The Ellipse at Ballston	Virginia	Office	79.8		82.2
The Palatine	Virginia	Apartments	125.0	(1)	128.0	(1)
Circa Green Lake	Washington	Apartments	96.0	(1)	102.0	(1)
Northwest RA Industrial Portfolio	Washington	Industrial	49.6		49.7
Pacific Corporate Park	Washington	Industrial	66.8		62.5
Prescott Wallingford Apartments	Washington	Apartments	67.4		70.6
Rainier Corporate Park	Washington	Industrial	169.9		161.3
Regal Logistics Campus	Washington	Industrial	132.0		121.0
Union - South Lake Union	Washington	Apartments	111.0	(1)	115.0	(1)
1001 Pennsylvania Avenue	Washington D.C.	Office	806.8	(1)	798.4	(1)
1401 H Street, NW	Washington D.C.	Office	217.1	(1)	211.4	(1)
1900 K Street, NW	Washington D.C.	Office	338.0	(1)	335.4	(1)
Mass Court	Washington D.C.	Apartments	160.0		169.0
The Ashton	Washington D.C.	Apartments	30.7		30.6
The Louis at 14th	Washington D.C.	Apartments	160.1		164.2
The Woodley	Washington D.C.	Apartments	—		180.3
Colony Industrial Portfolio	Various, U.S.A.	Industrial	—		135.9	(3)
TOTAL REAL ESTATE PROPERTIES
(Cost $13,986.3 and $13,048.5)			$16,476.7		$15,835.0
REAL ESTATE JOINT VENTURES AND REAL ESTATE FUNDS—25.5% and 25.1%
REAL ESTATE JOINT VENTURES—24.0% and 24.1%

Entity/Property Name	Account Interest		Property Type	Fair Value at December 31,
		Location		2020		2019
Colorado Center LP Colorado Center	50.00%	California	Office	$346.4	(2)	$384.5	(2)
PC Borrower LLC Pacific City	70.00%	California	Retail	—		62.2	(2)
TREA GM Industrial Road Owner LLC 150 Industrial Road	98.00%	California	Office	101.2		98.0
ARE-SD Region No 39 LLC 9625 Towne Centre Drive	49.90%	California	Office	60.6		53.1
TREA Campus Pointe 1, LLC Campus Pointe 1	45.00%	California	Office	177.3		163.5
TREA Campus Pointe 2 & 3, LLC Campus Pointe 2 & 3	45.00%	California	Office(5)	154.7		143.6
ARE SD Region No 47 LLC Campus Pointe 4	45.00%	California	Office	11.2		9.6
TREA Campus Pointe 5, LLC Campus Pointe 5	45.00%	California	Office	45.0		37.4
ARE-SD Regions No 58, LLC Campus Pointe 6	45.00%	California	Office	130.6		116.6
ARE-San Francisco No 36 LLC 1500 Owens Street	49.90%	California	Office	89.8		81.5
TREA JP Venture Fairfield LLC Fairfield Tolenas Development	95.00%	California	Land	26.6		—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Entity/Property Name	Account Interest		Property Type	Fair Value at December 31,
		Location		2020		2019
T-C Foundry Square II Venture LLC Foundry Square II	50.10%	California	Office	$307.5		$318.4
ARE-San Francisco No 43 LLC 409-499 Illinois Street	40.00%	California	Office	242.8		237.5
Valencia Town Center Associates LP Valencia Town Center	50.00%	California	Retail	93.0	(2)	136.4	(2)
Florida Mall Associates Ltd The Florida Mall	50.00%	Florida	Retail	655.8	(2)	748.3	(2)
TREA Florida Retail, LLC Florida Retail Portfolio	80.00%	Florida	Retail	155.5		158.4
West Dade County Associates Miami International Mall	50.00%	Florida	Retail	110.0	(2)	157.5	(2)
WP Project Developer LLC The Shops at Wisconsin Place	33.33%	Maryland	Retail	17.2		29.9
One Boston Place REIT One Boston Place	50.25%	Massachusetts	Office	259.3		246.8
ARE-MA Region No 34 LLC 225 Binney Street	70.00%	Massachusetts	Office	233.6		231.5
T-C 501 Boylston Street Venture LLC 501 Boylston	50.10%	Massachusetts	Office	195.1	(2)	206.9	(2)
Fashion Show Holding I LLC Fashion Show	50.00%	Nevada	Retail	568.7	(2)	706.9	(2)
NAP Birkdale, LLC Birkdale Village	93.00%	North Carolina	Retail	109.0	(2,10)	—
401 West 14th Associates LLC 401 West 14th Street	42.19%	New York	Retail	27.1	(2)	44.8	(2)
440 Ninth Avenue Holdings LLC 440 Ninth Avenue	88.52%	New York	Office	133.1	(2)	133.1	(2)
817 Broadway Holdings LLC 817 Broadway	61.46%	New York	Office	26.0	(2)	33.7	(2)
MRA Hub 34 Holding LLC The Hub	95.00%	New York	Office	79.2	(2)	74.8	(2)
RGM 42 LLC MiMA	70.00%	New York	Apartments	92.2	(2)	113.0	(2)
Crescent/TREA 101 North Tryon Venture LLC 101 North Tryon Street	85.00%	North Carolina	Office	56.0	(2)	47.9	(2)
West Town Mall Joint Venture West Town Mall	50.00%	Tennessee	Retail	122.9	(2)	144.0	(2)
Four Oaks Venture LP Four Oaks Place	51.00%	Texas	Office	336.2	(2)	352.8	(2)
FW I-35 Logistics Center LLC I-35 Logistics Center	95.00%	Texas	Land	33.1		6.9
CLPF T-C 4th and Madison LLC Fourth and Madison	51.00%	Washington	Office	172.0	(2)	167.3	(2)
DDRTC Core Retail Fund LLC DDR Joint Venture	85.00%	Various, U.S.A.	Retail	—		878.0	(2,3)
Juniper MOB Investment Venture, LLC Juniper MOB Portfolio	50.00%	Various, U.S.A.	Office	65.4	(3)	—
TREA SH Venture LLC Simpson Housing Portfolio	80.00%	Various, U.S.A.	Apartments	427.5	(2,3)	431.2	(2,3)
THP Student Housing, LLC THP Student Housing Portfolio	97.00%	Various, U.S.A.	Apartments	188.7	(2,3)	186.8	(2,3)
Storage Portfolio I, LLC Storage Portfolio	66.02%	Various, U.S.A.	Storage	93.6	(2,3)	93.6	(2,3)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Entity/Property Name	Account Interest		Property Type	Fair Value at December 31,
		Location		2020		2019
Storage Portfolio II, LLC Storage Portfolio II	90.00%	Various, U.S.A.	Storage	$131.7	(2,3)	$130.5	(2,3)
Storage Portfolio III JV LLC Storage Portfolio III	90.00%	Various, U.S.A.	Storage	53.3	(3)	37.3	(3)
TOTAL REAL ESTATE JOINT VENTURES (Cost $5,021.9 and $5,971.1)				$6,128.9		$7,204.2

REAL ESTATE FUNDS—1.5% and 1.0%
				Fair Value at December 31,
Fund Name			Account Interest	2020		2019
LCS SHIP Venture I, LLC			90.00%	$200.9		$216.1
Veritas - Trophy VI, LLC			90.40%	54.6		4.2
Taconic New York City GP Fund			60.00%	31.6		29.8
SP V - II, LLC			61.80%	31.3		23.3
IDR - Core Property Index Fund, LLC			2.00%	24.6		25.0
Townsend Group Value-Add Fund			98.80%	5.8		—
Silverpeak - REA Alt Inv Fund LP			90.00%	18.8		—
Grubb Southeast Real Estate Fund VI, LLC			66.70%	18.0		13.4
JCR Capital - REA Preferred Equity Parallel Fund			39.70%	7.2		—
Flagler - REA Healthcare Properties Partnership			90.00%	0.4		—
TOTAL REAL ESTATE FUNDS (Cost $373.3 and $273.3)				$393.2		$311.8
TOTAL REAL ESTATE JOINT VENTURES AND FUNDS (Cost $5,395.2 and $6,244.4)				$6,522.1		$7,516.0

REAL ESTATE OPERATING BUSINESS—1.0% and 0.0%
				Fair Value at December 31,
Fund Name			Account Interest	2020		2019
Colony Zeus Partners LP			34.70%	$250.0		$—
TOTAL REAL ESTATE OPERATING BUSINESS (Cost $250.2 and $0.0)				$250.0		$—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES—2.9% and 16.7%
REAL ESTATE-RELATED MARKETABLE SECURITIES—0.0% and 2.8%

Shares		Issuer	Fair Value at December 31,
2020	2019		2020	2019
—	25,333	Acadia Realty Trust	$—	$0.7
—	77,213	Agree Realty Corporation	—	5.4
—	20,424	Alexander & Baldwin, Inc.	—	0.4
—	635	Alexander's, Inc.	—	0.2
—	114,902	Alexandria Real Estate Equities, Inc.	—	18.6
—	14,387	American Assets Trust, Inc.	—	0.7
—	40,898	American Campus Communities, Inc.	—	1.9
—	31,822	American Financial Trust, Inc.	—	0.4	(7)
—	241,918	American Homes 4 Rent	—	6.3
—	298,037	American Tower Corp.	—	68.5
—	247,312	Americold Realty Trust	—	8.7
—	44,204	Apartment Investment and Management Company	—	2.3
—	62,827	Apple Hospitality Inc.	—	1.0
—	15,666	Armada Hoffler Properties Inc.	—	0.3
—	26,793	Ashford Hospitality Trust, Inc.	—	0.1
—	106,486	Avalonbay Communities, Inc.	—	22.3
—	7,650	Bluerock Residential Growth, Inc.	—	0.1
—	106,065	Boston Properties, Inc.	—	14.6
—	8,938	Braemar Hotels & Resorts, Inc.	—	0.1
—	52,132	Brandywine Realty Trust	—	0.8
—	88,801	Brixmore Property Group Inc	—	1.9
—	19,539	Brookfield Property REIT	—	0.4
—	27,796	Camden Property Trust	—	2.9
—	28,420	CareTrust REIT Inc.	—	0.6
—	14,592	Catchmark Timber Trust, Inc.	—	0.2
—	50,454	CBL & Associates Properties, Inc.	—	0.1	(7)
—	25,522	Cedar Shopping Centers, Inc.	—	0.1
—	13,659	Chatham Lodging Trust	—	0.3
—	15,789	City Office REIT Inc.	—	0.2
—	5,192	Clipper Realty, Inc.	—	0.1
—	492,974	Colony Capital, Inc.	—	2.3
—	34,825	Columbia Property Trust Inc.	—	0.7
—	5,492	Community Healthcare Trust, Inc.	—	0.2
—	35,462	CoreCivic, Inc.	—	0.6
—	3,830	Corenergy Infrastructure Trust, Inc.	—	0.2
—	11,903	Corepoint Lodging, Inc.	—	0.1
—	11,149	CoreSite Realty Corporation	—	1.3
—	33,505	Corporate Office Properties Trust	—	1.0
—	43,565	Cousins Properties, Inc.	—	1.8
—	248,664	Crown Castle International Corporation	—	35.3
—	57,474	Cubesmart	—	1.8
—	60,485	CyrusOne Inc.	—	4.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at December 31,
2020	2019		2020	2019
—	59,944	DiamondRock Hospitality Company	$—	$0.7
—	94,906	Digital Realty Trust, Inc.	—	11.4
—	49,622	Douglas Emmett, Inc.	—	2.2
—	244,465	Duke Realty Corporation	—	8.5
—	22,034	Easterly Government Properties, Inc.	—	0.5
—	41,238	EastGroup Properties, Inc.	—	5.5
—	44,235	Empire State Realty Trust	—	0.6
—	23,023	EPR Properties	—	1.6
—	60,851	Equinix Inc.	—	35.5
—	256,618	Equity Lifestyle Properties, Inc.	—	18.1
—	283,999	Equity Residential	—	23.0
—	188,894	Essential Properties Realty	—	4.7
—	54,492	Essex Property Trust, Inc.	—	16.4
—	107,410	Extra Space Storage, Inc.	—	11.3
—	8,142	Farmland Partners, Inc.	—	0.1
—	66,222	Federal Realty Investment Trust	—	8.5
—	37,538	First Industrial Realty Trust, Inc.	—	1.6
—	20,389	Four Corners Property Trust	—	0.6
—	30,896	Franklin Street Properties Corp.	—	0.3
—	14,739	Front Yard Residential Corp.	—	0.2
—	180,230	Gaming and Leisure Properties, Inc.	—	7.8
—	160,000	GDS Holdings LTD ADR	—	4.0	(7)
—	35,427	GEO Group Inc./The	—	0.6
—	9,933	Getty Realty Corp.	—	0.3
—	9,121	Gladstone Commercial Corporation	—	0.2
—	6,226	Gladstone Land Corporation	—	0.1
—	9,380	Global Medical REIT, Inc.	—	0.1
—	26,663	Global Net Lease, Inc.	—	0.5
—	39,221	Healthcare Realty Trust Inc.	—	1.3
—	60,957	Healthcare Trust of America	—	1.8
—	496,493	Healthpeak Properties, Inc.	—	17.1
—	10,385	Hersha Hospitality Trust	—	0.2
—	30,535	Highwoods Properties, Inc.	—	1.5
—	661,737	Host Hotels & Resorts, Inc.	—	12.3
—	275,440	Hudson Pacific Properties, Inc.	—	10.4
—	26,784	Independence Realty Trust, Inc.	—	0.4
—	19,292	Industrial Logics Properties	—	0.4
—	134,775	Interxion Holding NV	—	7.0
—	3,467	Investors Real Estate Trust	—	0.3
—	559,204	Invitation Homes, Inc.	—	16.8
—	84,852	Iron Mountain Inc.	—	2.7
—	163,782	iShares Dow Jones US Real Estate Index Fund	—	15.2	(7)
—	36,559	JBG Smith Properties	—	1.5
—	95,936	Kilroy Realty Corporation	—	8.0
—	120,171	Kimco Realty Corporation	—	2.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at December 31,
2020	2019		2020	2019
—	24,663	Kite Realty Group Trust	$—	$0.5
—	25,456	Lamar Advertising Corporation	—	2.3
—	71,595	Lexington Realty Trust	—	0.8
—	46,357	Liberty Property Trust	—	2.8
—	13,885	Life Storage, Inc.	—	1.5
—	11,718	LTC Properties, Inc.	—	0.5
—	25,783	Mack-Cali Realty Corporation	—	0.6
—	152,801	Medical Properties Trust, Inc.	—	3.2
—	220,000	Megaport, LTD	—	1.7
—	85,000	MGM Growth Properties, L.L.C.	—	2.6
—	103,823	Mid-America Apartment Communities, Inc.	—	13.7
—	27,502	Monmouth Real Estate Investment Corporation	—	0.4
—	12,615	National Health Investors, Inc.	—	1.0
—	50,907	National Retail Properties, Inc.	—	2.7
—	17,663	National Storage Affiliates Trust	—	0.6
—	24,918	New Senior Investment Group	—	0.2
—	5,632	Nexpoint Residential Trust, Inc.	—	0.3
—	14,200	Office Properties Income Trust, Inc.	—	0.5
—	64,786	Omega Healthcare Investors, Inc.	—	2.7
—	4,628	One Liberty Properties, Inc.	—	0.1
—	42,727	Outfront Media Inc.	—	1.1
—	58,127	Paramount Group Inc.	—	0.8
—	71,359	Park Hotels & Resorts, Inc.	—	1.8
—	38,713	Pebblebrook Hotel Trust	—	1.0
—	20,665	Pennsylvania Real Estate Investment Trust	—	0.1	(7)
—	55,271	Physicians Realty Trust	—	1.0
—	37,274	Piedmont Office Realty Trust, Inc.	—	0.8
—	3,863	Plymouth Industrial REIT, Inc.	—	0.1
—	19,688	Potlatch Corporation	—	0.9
—	13,220	Preferred Apartment Communities, Inc.	—	0.2
—	472,201	ProLogis	—	42.1
—	5,958	PS Business Parks, Inc.	—	1.0
—	82,126	Public Storage, Inc.	—	17.5
—	105,041	QTS Realty Trust, Inc.	—	5.7
—	38,741	Rayonier, Inc.	—	1.3
—	197,129	Realty Income Corporation	—	14.4
—	159,520	Regency Centers Corporation	—	10.1
—	33,519	Retail Opportunity Investment	—	0.6
—	63,727	Retail Properties of America	—	0.9
—	4,440	Retail Value, Inc.	—	0.2
—	282,611	Rexford Industrial Realty Inc.	—	12.8
—	50,071	RLJ Lodging Trust	—	0.9
—	23,246	RPT Realty	—	0.3
—	13,660	Ryman Hospitality Properties	—	1.2
—	167,181	Sabra Health Care REIT Inc.	—	3.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Shares		Issuer	Fair Value at December 31,
2020	2019		2020	2019
—	3,168	Safe Hold, Inc.	$—	$0.1
—	3,537	Saul Centers, Inc.	—	0.2
—	76,914	SBA Communications Corporation	—	18.5
—	70,465	Senior Housing Properties Trust	—	0.6
—	48,715	Service Properties Trust	—	1.2
—	200,628	Simon Property Group, Inc.	—	29.9
—	394,633	Site Centers Corporation	—	5.5
—	115,766	SL Green Realty Corp.	—	10.6
—	29,513	Spirit Realty Capital Inc.	—	1.5
—	39,632	Stag Industrial, Inc.	—	1.3
—	228,776	STORE Capital Corporation	—	8.5
—	30,813	Summit Hotel Properties, Inc.	—	0.4
—	123,951	Sun Communities, Inc.	—	18.6
—	66,821	Sunstone Hotel Investors, L.L.C.	—	0.9
—	27,198	Tanger Factory Outlet Centers, Inc.	—	0.4	(7)
—	39,475	Taubman Centers, Inc.	—	1.2
—	139,538	Terreno Realty Corporation	—	7.6
—	42,266	The Macerich Company	—	1.1	(7)
—	86,400	UDR, Inc.	—	4.0
—	10,668	UMH Properties, Inc.	—	0.2
—	150,082	UNITI Group, Inc.	—	1.2	(7)
—	3,816	Universal Health Realty Income Trust	—	0.4
—	34,264	Urban Edge Properties	—	0.7
—	8,803	Urstadt Biddle Properties, Inc.	—	0.2
—	85,000	Vanguard Real Estate ETF	—	7.9
—	190,949	Ventas, Inc.	—	11.0
—	318,132	VEREIT, Inc.	—	2.9
—	377,486	Vici Properties, Inc.	—	9.6
—	51,469	Vornado Realty Trust	—	3.4
—	55,611	Washington Prime Group, Inc.	—	0.2	(7)
—	23,876	Washington Real Estate Investment Trust	—	0.7
—	36,198	Weingarten Realty Investors	—	1.1
—	300,767	Welltower Inc.	—	24.5
—	386,918	Weyerhaeuser Company	—	11.7
—	11,404	Whitestone Real Estate Investment Trust B	—	0.2
—	50,897	WP Carey Inc.	—	4.1
—	33,741	Xenia Hotels & Resorts, Inc.	—	0.7
TOTAL REAL ESTATE-RELATED MARKETABLE SECURITIES (Cost $0.0 and $686.0)			$—	$825.7

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—2.9% and 13.9%
U.S. GOVERNMENT AGENCY NOTES—0.6% and 0.7%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2020	2019				2020	2019
$—	$4.8	Federal Home Loan Bank Discount Notes	1.521%-1.572%	1/6/2020	$—	$4.8
—	21.2	Federal Home Loan Bank Discount Notes	1.680%	1/10/2020	—	21.2
—	26.0	Federal Home Loan Bank Discount Notes	1.700%	1/15/2020	—	26.0
—	43.0	Federal Home Loan Bank Discount Notes	1.575%-1.593%	1/31/2020	—	42.9
24.0	—	Federal Home Loan Bank Discount Notes	0.086%	5/19/2021	24.0	—
65.0	—	Federal Home Loan Bank Discount Notes	0.091%	5/26/2021	65.0	—
43.0	—	Farmer Mac Discount Notes	0.101%	10/29/2021	43.0	—
10.0	65.4	Federal Home Loan Bank	1.734%	11/19/2021	10.0	65.5
15.0	50.0	Federal Home Loan Bank	1.700%	12/20/2021	15.0	50.0
TOTAL U.S. GOVERNMENT AGENCY NOTES (Cost $157.0 and $210.2)					$157.0	$210.4
FOREIGN GOVERNMENT AGENCY NOTES—0.0% and 0.2%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2020	2019				2020	2019
$—	$49.3	Japan Bank for International Cooperation	1.750%	10/17/2022	$—	$48.9
—	0.2	Korea Development Bank	2.610%	10/1/2022	—	0.3
TOTAL FOREIGN GOVERNMENT AGENCY NOTES (Cost $0.0 and $49.5)					$—	$49.2
UNITED STATES TREASURY SECURITIES—2.3% and 8.7%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2020	2019				2020	2019
$—	$11.9	United States Treasury Bills	1.540%	1/2/2020	$—	$11.9
—	40.0	United States Treasury Bills	1.537%	1/14/2020	—	40.0
—	238.3	United States Treasury Bills	1.530%	1/21/2020	—	238.3
—	10.1	United States Treasury Bills	1.629%	1/23/2020	—	10.1
—	26.1	United States Treasury Bills	1.526%	1/30/2020	—	26.1
—	39.9	United States Treasury Bills	1.538%	2/4/2020	—	39.9
—	20.0	United States Treasury Bills	1.550%	2/6/2020	—	20.0
—	149.7	United States Treasury Bills	1.503%	2/11/2020	—	149.8
—	49.9	United States Treasury Bills	1.575%	2/13/2020	—	49.9
—	13.0	United States Treasury Bills	1.554%	2/20/2020	—	13.0
—	49.9	United States Treasury Bills	1.583%	2/27/2020	—	49.9
—	46.1	United States Treasury Bills	1.515%	3/5/2020	—	46.1
—	54.5	United States Treasury Bills	1.576%	3/12/2020	—	54.5
—	44.8	United States Treasury Bills	1.780%	3/19/2020	—	44.9
—	38.9	United States Treasury Bills	1.515%	4/2/2020	—	38.8
24.1	—	United States Treasury Bills	0.071%	1/19/2021	24.1	—
84.0	—	United States Treasury Bills	0.091%	1/21/2021	84.0	—
100.0	—	United States Treasury Bills	0.094%	1/28/2021	100.0	—
50.0	—	United States Treasury Bills	0.091%	2/23/2021	50.0	—
47.8	—	United States Treasury Bills	0.092%	3/2/2021	47.8	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2020	2019				2020	2019
$80.0	$—	United States Treasury Bills	0.092%	3/11/2021	$79.9	$—
5.0	—	United States Treasury Cash Management Bill	0.010%	1/5/2021	5.0	—
56.5	—	United States Treasury Cash Management Bill	0.108%	1/12/2021	56.5	—
85.0	—	United States Treasury Cash Management Bill	0.086%	3/9/2021	85.0	—
50.0	—	United States Treasury Cash Management Bill	0.096%	4/13/2021	50.0	—
—	99.8	United States Treasury Notes	1.375%	5/31/2020	—	99.9
—	100.4	United States Treasury Notes	2.625%	7/31/2020	—	100.6
—	249.5	United States Treasury Notes	1.500%	8/15/2020	—	249.8
—	653.1	United States Treasury Notes	2.625%	8/15/2020	—	653.9
—	100.8	United States Treasury Notes	2.250%	4/30/2021	—	100.8
—	199.4	United States Treasury Notes	1.625%	6/30/2021	—	200.0
—	99.9	United States Treasury Notes	1.750%	7/31/2021	—	100.2
—	49.6	United States Treasury Notes	1.250%	10/31/2021	—	49.7
—	100.0	United States Treasury Notes	1.750%	7/15/2022	—	100.3
—	100.7	United States Treasury Notes	1.875%	7/31/2022	—	100.7
TOTAL UNITED STATES TREASURY SECURITIES (Cost $582.3 and $2,586.3)					$582.3	$2,589.1
CORPORATE BOND SECURITIES—0.0% and 4.2%

Principal		Issuer	Coupon Rate	Credit Rating(8)	Maturity Date	Fair Value at December 31,
2020	2019					2020	2019
$—	$11.5	Air Lease Corporation	2.250%	BBB	1/15/2023	$—	$11.5
—	13.8	American Honda Finance	1.700%	A	9/9/2021	—	13.7
—	19.7	American Honda Finance	2.050%	A	1/10/2023	—	19.7
—	27.7	Apple, Inc.	1.700%	AA+	9/11/2022	—	27.7
—	29.2	Banco Santander SA	3.500%	A-	4/11/2022	—	30.0
—	12.0	Bank of America Corporation	2.369%	A-	7/21/2021	—	12.0
—	21.6	Bank of America Corporation	2.503%	A-	10/21/2022	—	21.8
—	29.5	Bank of New York Mellon Corporation	1.950%	A	8/23/2022	—	29.6
—	8.1	Truist	2.150%	A-	2/1/2021	—	8.1
—	3.5	Berkshire Hathaway Energy	2.400%	A-	2/1/2020	—	3.5
—	10.0	Boeing Co.	1.650%	A-	10/30/2020	—	10.0
—	28.9	Boeing Co.	2.300%	A-	8/1/2021	—	29.0
—	10.9	BPCE SA	2.750%	A+	12/2/2021	—	11.0
—	8.0	Canadian National Railway	2.400%	A	2/3/2020	—	8.0
—	21.8	Capital One, NA	2.150%	BBB+	9/6/2022	—	21.8
—	4.8	Caterpillar Financial Service	1.850%	A	9/4/2020	—	4.7
—	42.5	Caterpillar Financial Service	2.185%	A	3/8/2021	—	42.6
—	12.0	Centerpoint Energy Resource	4.500%	BBB+	1/15/2021	—	12.2
—	27.0	Columbia Pipeline Group	3.300%	A3	6/1/2020	—	27.1
—	24.5	Diageo Capital PLC	4.828%	A-	7/15/2020	—	24.9
—	34.5	Exxon Mobil Corporation	1.902%	AA+	8/16/2022	—	34.7
—	14.0	Fifth Third Bank	2.875%	BBB+	7/27/2020	—	14.1
—	5.0	Fifth Third Bank	2.250%	A-	6/14/2021	—	5.0
—	4.0	General Dynamics Corporation	2.875%	A+	5/11/2020	—	4.0
—	2.3	Georgia Power Company	2.000%	A-	3/30/2020	—	2.3
—	15.0	Georgia Power Company	2.000%	A-	9/8/2020	—	15.0
—	8.0	Georgia Power Company	2.400%	A-	4/1/2021	—	8.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Coupon Rate	Credit Rating(8)	Maturity Date	Fair Value at December 31,
2020	2019					2020	2019
$—	$7.5	Goldman Sachs Group, Inc.	2.600%	BBB+	4/23/2020	$—	$7.5
—	12.2	Goldman Sachs Group, Inc.	2.600%	BBB+	12/27/2020	—	12.2
—	25.0	Goldman Sachs Group, Inc.	2.350%	BBB+	11/15/2021	—	25.1
—	10.5	HSBC Bank USA, NA	4.875%	A	8/24/2020	—	10.7
—	11.7	John Deere Capital Corporation	1.950%	A	6/13/2022	—	11.7
—	25.0	JP Morgan Chase Bank, NA	2.604%	A+	2/1/2021	—	25.0
—	20.0	JP Morgan Chase Bank, NA	3.086%	A+	4/26/2021	—	20.1
—	65.0	Mitsubishi UFJ Financial Group	2.190%	A-	9/13/2021	—	65.2
—	9.2	Morgan Stanley	2.650%	BBB+	1/27/2020	—	9.2
—	20.0	Morgan Stanley	2.800%	BBB+	6/16/2020	—	20.1
—	8.3	Morgan Stanley	2.500%	BBB+	4/21/2021	—	8.4
—	7.0	Morgan Stanley	2.625%	BBB+	11/17/2021	—	7.1
—	18.4	MPLX LP	2.785%	BBB	9/9/2021	—	18.5
—	50.8	Nextera Energy Capital	2.403%	BBB+	9/1/2021	—	51.2
—	20.0	Occidental Petroleum Corporation	2.854%	BBB	2/8/2021	—	20.1
—	14.9	Occidental Petroleum Corporation	2.600%	BBB	8/13/2021	—	15.0
—	31.1	Occidental Petroleum Corporation	2.700%	BBB	8/15/2022	—	31.4
—	35.0	Omnicom GP/Omnicom CAP	4.450%	BBB+	8/15/2020	—	35.5
—	20.0	Oracle Corporation	1.900%	A+	9/15/2021	—	20.0
—	11.6	Paccar Financial Corporation	2.000%	A+	9/26/2022	—	11.7
—	19.3	Paypal Holdings, Inc.	2.200%	BBB+	9/26/2022	—	19.4
—	20.0	Skandinaviska Enskilda	1.875%	A+	9/13/2021	—	19.9
—	5.0	Sumitomo Mitsui Financial Group	2.934%	A-	3/9/2021	—	5.1
—	5.0	Sumitomo Mitsui Financial Group	2.058%	A-	7/14/2021	—	5.0
—	23.0	The Walt Disney Company	2.157%	A	9/1/2021	—	23.1
—	17.1	Toronto Dominion Bank	2.500%	AA-	12/14/2020	—	17.2
—	14.5	Toronto Dominion Bank	2.170%	A	3/17/2021	—	14.5
—	20.0	United Technologies Corporation	1.900%	BBB+	5/4/2020	—	20.0
—	12.8	Wells Fargo Bank, NA	3.325%	A+	7/23/2021	—	12.9
—	30.0	Wells Fargo Bank, NA	2.082%	A+	9/9/2022	—	30.0
—	10.0	Toronto Dominion Bank	1.900%	A	12/1/2022	—	10.0
—	32.9	Citigroup, Inc.	2.312%	BBB+	11/4/2022	—	32.9
—	19.6	DTE Energy Corporation	2.250%	BBB	11/1/2022	—	19.6
—	101.4	Swedish Export Credit	1.625%	AA+	11/14/2022	—	101.0
—	20.0	PNC Bank, NA	2.315%	A	12/9/2022	—	20.0
—	20.0	PNC Bank, NA	2.028%	A	12/9/2022	—	20.0
—	20.0	MUFG Union Bank, NA	2.100%	A	12/9/2022	—	20.0
TOTAL CORPORATE BOND SECURITIES (Cost $0.0 and $1,265.4)						$—	$1,268.3
MUNICIPAL BOND SECURITIES—0.0% and 0.1%

Principal		Issuer	Coupon Rate	Credit Rating(8)	Maturity Date	Fair Value at December 31,
2020	2019					2020	2019
$—	$0.7	Broward County Florida Airport System Revenue	1.844%	A+	10/1/2020	$—	$0.6
—	0.6	Broward County Florida Airport System Revenue	1.874%	A+	10/1/2021	—	0.5
—	0.6	Broward County Florida Airport System Revenue	1.936%	A+	10/1/2022	—	0.6
—	2.0	California State Health Facilities Financing Authority	1.896%	AA-	6/1/2021	—	2.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Coupon Rate	Credit Rating(8)	Maturity Date	Fair Value at December 31,
2020	2019					2020	2019
$—	$1.0	California State Health Facilities Financing Authority	1.893%	AA-	6/1/2022	$—	$1.0
—	1.3	Colorado State Health Facilities Authority HOS	2.075%	A+	11/1/2020	—	1.2
—	0.8	Colorado State Health Facilities Authority HOS	2.185%	A+	11/1/2021	—	0.8
—	1.1	Colorado State Health Facilities Authority HOS	2.237%	A+	11/1/2022	—	1.1
—	0.8	Florida State Municipal Power Agency	1.966%	A2	10/1/2020	—	0.8
—	1.1	Florida State Municipal Power Agency	1.986%	A2	10/1/2021	—	1.2
—	1.0	Florida State Municipal Power Agency	2.064%	A2	10/1/2022	—	1.0
—	0.6	Hamilton County Ohio Healthcare Facilities	2.135%	AA	6/1/2020	—	0.6
—	0.9	Harris County Texas Cultural Education Facilities	2.015%	AA-	5/15/2020	—	0.9
—	1.3	Harris County Texas Cultural Education Facilities	2.065%	AA-	5/15/2021	—	1.3
—	1.3	Harris County Texas Cultural Education Facilities	2.102%	AA-	5/15/2022	—	1.3
—	0.5	Indiana State Finance Authority	2.242%	AA-	3/1/2020	—	0.5
—	1.1	Lansing Michigan Board of Water and Light Utility System	1.952%	AA-	7/1/2022	—	1.2
—	7.1	Massachusetts State Water Resources	1.661%	AA+	8/1/2020	—	7.1
—	1.2	Massachusetts State Water Resources	1.702%	AA+	8/1/2021	—	1.2
—	2.9	Massachusetts State Water Resources	1.734%	AA+	8/1/2022	—	2.9
—	0.3	Matanuska-Susitna Borough Alaska	2.016%	AA+	3/1/2023	—	0.3
—	0.5	Midland County Texas Fresh Water Supply	1.872%	AA-	9/15/2021	—	0.5
—	0.5	Midland County Texas Fresh Water Supply	1.910%	AA-	9/15/2022	—	0.5
—	0.2	Park Creek Metropolitan District Revenue	2.292%	AA	12/1/2022	—	0.2
—	0.2	Stockton California Public Financing Authority	1.942%	AA	10/1/2020	—	0.2
—	0.2	Stockton California Public Financing Authority	2.048%	AA	10/1/2021	—	0.2
—	0.1	Stockton California Public Financing Authority	2.145%	AA	10/1/2022	—	0.1
—	0.7	Texas State University System Revenue Finance	1.760%	Aa2	3/15/2020	—	0.7
—	0.5	Texas State University System Revenue Finance	1.810%	Aa2	3/15/2021	—	0.5
—	1.7	Texas State University System Revenue Finance	1.839%	Aa2	3/15/2022	—	1.7
—	0.5	University of Akron	1.976%	A1	1/1/2021	—	0.5
TOTAL MUNICIPAL BOND SECURITIES (Cost $0.0 and $33.3)						$—	$33.2
TOTAL OTHER MARKETABLE SECURITIES (Cost $739.3 and $4,144.7)						$739.3	$4,150.2
TOTAL MARKETABLE SECURITIES (Cost $739.3 and $4,830.7)						$739.3	$4,975.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

LOANS RECEIVABLE—5.8% and 5.0%

Principal					Maturity Date	Fair Value at December 31,
2020	2019	Borrower	Property Type	Interest Rate(6)		2020	2019
$—	$6.3	DJM Capital Partners Mezzanine	Retail	5.000%	3/9/2020	$—	$6.3
54.3	53.8	SCG Oakland Portfolio	Office	4.25% + LIBOR	3/1/2022	54.3	53.8
—	20.0	Crest at Las Colinas Station Mezzanine	Apartments	5.11% + LIBOR	5/10/2021	—	20.0
89.7	87.5	311 South Wacker Mezzanine	Office	4.70% + LIBOR	6/7/2021	86.5	86.8
60.0	60.0	River North Point Junior Mezzanine	Office	4.30% + LIBOR	7/9/2021	59.2	60.0
68.6	92.2	Blackstone RioCan Retail Portfolio Mezzanine	Retail	4.65% + LIBOR	7/9/2021	66.5	92.2
60.0	60.0	SoNo Collection Mezzanine	Retail	6.75% + LIBOR	8/6/2021	60.0	60.0
124.7	128.6	Project Glacier Mezzanine	Industrial	4.40% + LIBOR	10/9/2021	124.7	128.6
16.7	14.7	Liberty Park	Office	6.080%	11/9/2021	16.6	14.7
125.0	125.0	State Street Financial Center Mezzanine	Office	6.500%	11/10/2021	122.0	124.4
20.0	20.0	Modera Observatory Park Mezzanine	Apartments	4.34% + LIBOR	6/10/2022	19.7	20.0
17.1	16.2	San Diego Office Portfolio Mezzanine	Office	2.45% + LIBOR	8/9/2022	16.1	16.1
51.2	48.2	San Diego Office Portfolio Senior Loan	Office	2.45% + LIBOR	8/9/2022	51.6	48.2
20.8	20.8	Rosemont Towson Mezzanine	Apartments	4.15% + LIBOR	9/9/2022	20.7	20.8
33.8	33.8	Colony New England Hotel Portfolio Mezzanine	Hotel	2.80% + LIBOR	11/9/2022	30.5	33.8
101.4	101.4	Colony New England Hotel Portfolio Senior Loan	Hotel	2.80% + LIBOR	11/9/2022	99.4	101.4
33.9	33.9	Exo Apartments Mezzanine	Apartments	2.30% + LIBOR	1/9/2023	32.0	33.9
101.6	101.6	Exo Apartments Senior Loan	Apartments	2.30% + LIBOR	1/9/2023	102.9	101.6
13.4	—	Five Oak Mezzanine	Office	2.35% + LIBOR	4/9/2023	13.4	—
30.6	27.5	1330 Broadway Mezzanine	Office	5.01% + LIBOR	8/10/2023	30.2	27.5
82.0	82.0	Great Value Storage Portfolio Mezzanine	Storage	7.875%	12/6/2023	73.8	82.0
85.0	85.0	Park Avenue Tower Mezzanine	Office	4.35% + LIBOR	3/9/2024	85.0	85.0
69.6	71.0	BREP VIII Industrial Loan Facility Mezzanine	Industrial	5.00% + LIBOR	3/9/2026	69.6	71.0
20.0	20.0	Aspen Lake Office Portfolio Mezzanine	Office	8.250%	3/10/2028	20.0	20.0
95.0	95.0	Merritt on the River Office Portfolio Mezzanine	Office	8.000%	8/1/2028	87.0	95.0
100.0	100.0	Charles River Plaza North Mezzanine	Office	6.080%	4/6/2029	100.0	100.0
53.0	—	Sol y Luna	Apartments	6.550%	1/6/2030	51.5	—
TOTAL LOANS RECEIVABLE (Cost $1,527.6 and $1,504.5)						$1,493.2	$1,503.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

LOANS RECEIVABLE WITH RELATED PARTIES—0.3% and 0.2%

Principal					Maturity Date	Fair Value at December 31,
2020	2019	Borrower	Property Type	Interest Rate(6)		2020	2019
$36.5	$36.5	MRA Hub 34 Holding, LLC	Office	2.50% + LIBOR	9/1/2022	$36.5	$36.5
32.8	32.8	THP Student Housing, LLC	Apartments	3.200%	9/1/2024	32.9	32.5
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES (Cost $69.3 and $69.3)						$69.4	$69.0
TOTAL INVESTMENTS (Cost $21,967.9 and $25,697.4)						$25,550.7	$29,899.0
(1)The investment has a loan payable outstanding, as indicated in Note 9 - Loans Payable.
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
(7)All or a portion of these securities are out on loan. The aggregate value of securities on loan at December 31, 2019 was $25.2 million.
(8)Credit ratings are sourced from Standard & Poor's ("S&P"), Moody's or Fitch. Ratings are presented using the S&P rating tier definition.
(9)Property previously held within Colony Industrial Portfolio.
(10)On November 19, 2020, the Account sold 7% of its ownership in Birkdale Village, retaining a 93% ownership in TREA NAP Birkdale Village LLC, a joint venture with North American Properties.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees of Teachers Insurance and Annuity Association of America and Participants of TIAA Real Estate Account
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of TIAA Real Estate Account and its subsidiaries (the “Account”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Account as of December 31, 2020 and 2019, and the results of its operations, the changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Account is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Account's internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Real Estate Properties and Real Estate Joint Ventures
As described in Notes 1 and 5 to the consolidated financial statements, the Account had total investments in real estate properties of $16.5 billion and real estate joint ventures of $6.1 billion as of December 31, 2020. Investments in real estate properties are stated at fair value and investments in real estate joint ventures are stated at fair value of the Account’s ownership based on the fair value of the underlying real estate, any related loans payable, and other factors. To determine the valuation of the real estate properties and the real estate joint ventures, management utilizes the income approach, either the discounted cash flow or direct capitalization valuation model, provided by an independent third party appraiser, using key inputs and assumptions including, but not limited to, rental income and expense amounts, related rental income and expense growth rates, capital expenditures, discount rates, and capitalization rates (terminal capitalization rates for the discounted cash flow model and overall capitalization rates for the direct capitalization model).
The principal considerations for our determination that performing procedures relating to valuation of real estate properties and real estate joint ventures is a critical audit matter are (i) the significant judgment by management in establishing significant inputs and assumptions related to the discount rate, terminal capitalization rate, and rental income and expense amounts, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to these significant inputs and assumptions; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of real estate properties and real estate joint ventures, including controls over the review of the competency and qualifications of third party appraisers, the completeness and accuracy of data used by the appraisers in the valuation models, and the completeness of consideration of material events subsequent to the appraisal. These procedures also included, among others (i) testing management's process for determining the fair value of the real estate properties and real estate joint ventures; (ii) testing the completeness and accuracy of certain data used in the models; (iii) evaluating the appropriateness of the valuation models; and (iv) evaluating the significant inputs and assumptions used by management related to the discount rate, terminal capitalization rate, and rental income and expense amounts by comparing assumptions to external market data and considering current and past performance of the real estate properties and real estate joint ventures. Professionals with specialized skill and knowledge were used to assist in the evaluation of the assumptions.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 11, 2021
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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act, under the supervision and with the participation of our PEO and PFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon management’s review, the PEO and the PFO concluded with reasonable assurance that the registrant’s disclosure controls and procedures were effective as of December 31, 2020.
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
Management has made a comprehensive review, evaluation, and assessment of the Account’s internal control over financial reporting as of December 31, 2020. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management has concluded that as of December 31, 2020, the Account’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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

PART III

ITEMS 10 AND 11. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT; EXECUTIVE COMPENSATION.
The TIAA Real Estate Account has no officers or directors. Rather, TIAA officers, under the direction and control of the Board, manage the investment of the Account's assets, following investment management procedures that TIAA has adopted for the Account. No TIAA Trustee or executive officer receives compensation from the Account. The Trustees and certain executive officers of TIAA as of March 1, 2021, their years of birth and their principal occupations during at least the past five years, are as follows:
Trustees
Ronald L. Thompson (Chairman of the TIAA Board of Trustees), YOB: 1949
Senior Non-Executive Director, Fiat Chrysler Automobiles (2014 to 2021). Lead Director (2011 to 2014) and Director (2009 to 2014), Chrysler Group LLC. Member, Plymouth Ventures Partnership II Advisory Board (2010 to present). Director, Medical University of South Carolina Foundation (2013 to present). Trustee, Washington University in St. Louis (1987 to 2013 and 2014 to present).
Jeffrey R. Brown, YOB: 1968
Josef and Margot Lakonishok Professor of Business and Dean of the Gies College of Business at the University of Illinois at Urbana-Champaign (2015 to present). Chair (2019 to present) and Member (2016 to present), Board of Managers of UI Singapore Research, LLC. Member, Board of Managers of University of Illinois Research Park (2016 to present). Board Member, Center for Audit Quality (2016 to present). Member, Carle Foundation Finance Committee (2020 to present). Professor of Finance and Director of the Center for Business and Public Policy, University of Illinois at Urbana-Champaign (2007 to 2015).
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
Lisa W. Hess, YOB: 1955
President and Managing Partner, SkyTop Capital (2010 to 2020). Director, Radian Group, Inc. (2011 to present). Director, TIAA, FSB (a wholly owned subsidiary of TIAA) (2015 to present).
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
Kim M. Sharan, YOB: 1957
Founder and CEO, Kim M. Sharan, LLC (2014 to present). President of Financial Planning and Wealth Strategies and Chief Marketing Officer, Ameriprise Financial (2005 to 2014). Board Member, PartnerHere (2014 to present). Executive Advisor, Own the Room (2016 to present). Executive Advisor, Hearsay Social (2019 to present). Member, Council for Economic Education (2021 to present). Director, TIAA, FSB (a wholly owned subsidiary of TIAA) (2020 to present).
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
Officer—Trustees
Roger W. Ferguson, Jr., YOB: 1951
President and Chief Executive Officer of TIAA and CREF (since 2008).
Other TIAA Executive Officers
Liza M. Tyler, YOB: 1969
Senior Managing Director, Lifetime Income, TIAA; Senior Managing Director, Variable Annuity Product Management, CREF. Prior positions: Managing Director, Variable Annuity Product Management, TIAA; Managing Director, CREF.
Glenn Richter, YOB: 1962
Senior Executive Vice President, Chief Financial Officer, TIAA. Prior positions: Senior Executive Vice President, Chief Administrative Officer, TIAA; Executive Vice President, Chief Operating Officer, TIAA Global Asset Management (“TGAM”); Chief Operating Officer, Nuveen Investments.
Austin P. Wachter, YOB: 1974
Senior Vice President, Chief Accounting Officer and Corporate Controller, TIAA; Senior Vice President, Corporate Controller, CREF. Prior positions: Senior Managing Director, Controller, Nuveen; Senior Managing Director, Nuveen Controller, CREF; Managing Director, Nuveen Controller, CREF; Vice President, Funds Treasurer TGAM Controller, TIAA; Vice President, Funds Treasurer, TIAA; Vice President, Advisor & Broker Dealer Accounting, TIAA.

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
Liquidity Guarantee. If the Account’s liquid assets and its cash flow from operating activities and participant transactions are insufficient to fund redemption requests, the TIAA general account has agreed to purchase liquidity units. TIAA thereby guarantees that a participant can redeem accumulation units at their net asset value next determined. For the year ended December 31, 2020, the Account expensed $59.4 million for this liquidity guarantee from TIAA through a daily deduction from the net assets of the Account.
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
For the year ended December 31, 2020, the Account expensed $65.3 million for investment management services and $1.2 million for mortality and expense risks provided/borne by TIAA. For the same period, the Account expensed $75.0 million for administrative and distribution services provided by TIAA and Services.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PricewaterhouseCoopers LLP (“PwC”) performs independent audits of the registrant’s consolidated financial statements. To maintain auditor independence and avoid even the appearance of conflicts of interest, the registrant, as a policy, does not engage PwC for management advisory or consulting services.
Audit Fees. PwC’s fees for professional services rendered for the audits of the registrant’s annual consolidated financial statements for the years ended December 31, 2020 and 2019 and review of consolidated financial statements included in the registrant’s quarterly reports were $1,181,332 and $1,139,969 respectively.
Audit-Related Fees. The registrant had no audit-related services for the years ended December 31, 2020 and 2019.
Tax Fees. PwC had no tax fees with respect to registrant for the years ended December 31, 2020 and 2019.
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

	(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate[17]
(L)
(1) Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Annuity Contract [18]
(2) Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Plus Annuity Contract [18]

	(M)	Form of Retirement Plan Loan Endorsement to Group Retirement Annuity Certificate*
	(N)	Form of Retirement Plan Loan Endorsement to Retirement Annuity Contract*
	(O)	Form of Retirement Plan Loan Endorsement to Supplemental Retirement Annuity Contract*
	(P)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts*
	(Q)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts*
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of February 21, 2018, between TIAA, on behalf of the Registrant, and RERC, LLC[12]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.[8]
(14)		Code of Conduct of TIAA*
(31)		Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications*
(32)		Section 1350 Certifications*
(101)		The following financial information from the annual report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Assets and Liabilities, (ii) the Statements of Operations, (iii) the Statements of Changes in Net Assets, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements. Any other required schedule has been omitted because the schedule is not applicable to the registrant.**
*Filed herewith.
**Furnished electronically herewith.
(1)Previously filed and incorporated herein by reference to Exhibit 4(A) to the Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed April 29, 2004 (File No. 333-113602).

(2)Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed April 30, 1996 (File No. 33-92990).
(3)Previously filed and incorporated herein by reference to the Account’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed May 2, 2005 (File No. 333-121493).
(4)Previously filed and incorporated herein by reference to Exhibit 1(A) to the Account’s Registration Statement on Form S-1, filed with the Commission on March 15, 2013 (File No. 333-187309).
(5)Previously filed and incorporated herein by reference to Exhibit 3(A) to the Account’s Registration Statement On Form S-1, filed with the Commission on April 22, 2015 (File No. 333-202583).
(6)Previously filed and incorporated herein by reference to Exhibit 3(B) to the Account’s Registration Statement on Form S-1, filed with the Commission on April 22, 2015 (File No. 333-202583).
(7)Previously filed and incorporated by reference to Exhibit 4(C) to the Account’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and filed with the Commission on November 12, 2010 (File No. 33-92990).
(8)Previously filed and incorporated herein by reference to Exhibit 10(B) to the Annual Report on Form 10-K of the Account for the fiscal year ended December 31, 2012 and filed with the Commission on March 14, 2013 (File No. 33-92990).
(9)Previously filed and incorporated by reference to Exhibit 4(D)(1) and 4(D)(2) to the Account's Registration Statement on Form S-1, filed with the Commission on March 21, 2017 (File No. 333-216849).
(10)Previously filed and incorporated by reference to Exhibit 4(E)(1) and 4(E)(2) to the Account's Registration Statement on Form S-1, filed with the Commission on March 21, 2017 (File No. 333-216849).
(11)Previously filed and incorporated by reference to Exhibit 4(F)(1) and 4(F)(2) to the Account's Registration Statement on Form S-1, filed with the Commission on March 21, 2017 (File No. 333-216849).
(12)Previously filed and incorporated by reference to Exhibit 10.1 to the Account's Current Report on Form 8-K, filed with the Commission on March 1, 2018 (File No. 33-92990).
(13)Previously filed and incorporated by reference to Exhibit 4(G) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 33-92990).
(14)Previously filed and incorporated by reference to Exhibit 4(H) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 33-92990).
(15)Previously filed and incorporated by reference to Exhibit 4(I) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 33-92990).
(16)Previously filed and incorporated by reference to Exhibit 4(J)(1) and 4(J)(2) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 14, 2019 (File No. 33-92990).
(17)Previously filed and incorporated by reference to Exhibit 4(K) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 14, 2019 (File No. 33-92990).
(18)Previously filed and incorporated by reference to Exhibit 4(L)(1) and 4(L)(2) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 12, 2020 (File No. 33-92990).
ITEM 16. FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 11th day of March, 2021.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

March 11, 2021		/s/ Liza M. Tyler
Liza M. Tyler
Senior Managing Director, Lifetime Income, Teachers Insurance and Annuity Association of America (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROGER W. FERGUSON, JR.	President and Chief Executive Officer of Teachers Insurance and Annuity Association of America and Trustee	March 11, 2021
/s/ LIZA M. TYLER	Senior Managing Director, Lifetime Income, Teachers Insurance and Annuity Association of America (Principal Executive Officer)	March 11, 2021
/s/ AUSTIN P. WACHTER	Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)	March 11, 2021
/s/ RONALD L. THOMPSON	Chairman of the TIAA Board of Trustees	March 11, 2021
/s/ JEFFREY R. BROWN	Trustee	March 11, 2021
/s/ PRISCILLA SIMS BROWN	Trustee	March 11, 2021
/s/ JAMES R. CHAMBERS	Trustee	March 11, 2021
/s/ LISA W. HESS	Trustee	March 11, 2021
/s/ EDWARD M. HUNDERT, M.D.	Trustee	March 11, 2021
/s/ MAUREEN O’HARA	Trustee	March 11, 2021
/s/ DONALD K. PETERSON	Trustee	March 11, 2021
/s/ DOROTHY K. ROBINSON	Trustee	March 11, 2021
/s/ KIM M. SHARAN	Trustee	March 11, 2021
/s/ MARTA TIENDA	Trustee	March 11, 2021

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT
Because the Registrant has no voting securities, nor its own management or board of directors, no annual report or proxy materials will be sent to contract owners holding interests in the Account.