Form 10-Q
period 2021-03-31
TIAA REAL ESTATE ACCOUNT
filed 2021-05-13
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021.
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

Large accelerated filer		☐	Accelerated filer	☐
Non-accelerated filer	(Do not check if a smaller reporting company)	☒	Smaller Reporting Company	☐
			Emerging Growth Company	☐
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
Yes ☐  No ☒

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)
(In millions, except per accumulation unit amounts)

	March 31,	December 31,
	2021	2020

ASSETS
Investments, at fair value:
Real estate properties (cost: $14,038.3 and $13,986.3)	$16,816.5	$16,476.7
Real estate joint ventures and funds (cost: $5,509.3 and $5,395.2)	6,677.2	6,522.1
Real estate operating business (cost: $250.2 and $250.2)	250.0	250.0
Marketable Securities (cost: $830.0 and $739.3)	830.2	739.3
Loans receivable (principal: $1,481.3 and $1,527.6)	1,460.2	1,493.2
Loans receivable with related parties (principal: $69.3 and $69.3)	69.4	69.4
Total investments (cost: $22,178.4 and $21,967.9)	$26,103.5	$25,550.7
Cash and cash equivalents	30.3	37.8
Due from investment manager	13.5	17.9
Other	308.1	331.4
TOTAL ASSETS	$26,455.4	$25,937.8
LIABILITIES
Loans payable, at fair value (principal outstanding: $2,377.0 and $2,381.3)	2,403.6	2,411.4
Accrued real estate property expenses	242.5	246.5
Other	37.2	36.0
TOTAL LIABILITIES	$2,683.3	$2,693.9
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	23,253.8	22,729.0
Annuity Fund	518.3	514.9
TOTAL NET ASSETS	$23,772.1	$23,243.9
NUMBER OF ACCUMULATION UNITS OUTSTANDING	52.1	52.0
NET ASSET VALUE, PER ACCUMULATION UNIT	$446.469	$436.722

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
INVESTMENT INCOME
Real estate income, net:
Rental income	$288.8	$299.7
Real estate property level expenses and taxes:
Operating expenses	69.0	69.2
Real estate taxes	54.8	50.1
Interest expense	22.9	24.3
Total real estate property level expenses and taxes	146.7	143.6
Real estate income, net	142.1	156.1
Income from real estate joint ventures and funds	45.1	55.2
Interest	19.9	42.5
Dividends	—	4.5
TOTAL INVESTMENT INCOME	207.1	258.3
Expenses:
Investment management charges	17.2	17.2
Administrative charges	14.8	11.7
Distribution charges	8.3	7.6
Mortality and expense risk charges	0.3	0.3
Liquidity guarantee charges	13.9	16.2
TOTAL EXPENSES	54.5	53.0
INVESTMENT INCOME, NET	152.6	205.3
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	3.0	(59.2)
Real estate joint ventures and funds	—	(460.3)
Marketable securities	—	35.2
Loans receivable	(0.7)	(1.6)
Net realized gain (loss) on investments	2.3	(485.9)
Net change in unrealized appreciation (depreciation) on:
Real estate properties	287.8	196.7
Real estate joint ventures and funds	58.3	300.5
Marketable securities	—	(230.8)
Loans receivable	13.3	(10.6)
Loans receivable with related parties	—	(0.5)
Loans payable	3.5	45.7
Net change in unrealized appreciation on investments and loans payable	362.9	301.0
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE	365.2	(184.9)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$517.8	$20.4

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
FROM OPERATIONS
Investment income, net	$152.6	$205.3
Net realized gain (loss) on investments	2.3	(485.9)
Net change in unrealized appreciation on investments and loans payable	362.9	301.0
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	517.8	20.4
FROM PARTICIPANT TRANSACTIONS
Premiums	688.1	702.6
Annuity payments	(12.0)	(12.3)
Withdrawals and death benefits	(665.7)	(2,003.5)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	10.4	(1,313.2)
NET INCREASE (DECREASE) IN NET ASSETS	528.2	(1,292.8)
NET ASSETS
Beginning of period	23,243.9	27,307.9
End of period	$23,772.1	$26,015.1

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$517.8	$20.4
Adjustments to reconcile net changes in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gain) loss on investments	(2.3)	485.9
Net change in unrealized appreciation on investments and loans payable	(362.9)	(301.0)
Purchase of real estate properties	(0.6)	(1,097.7)
Capital improvements on real estate properties	(56.0)	(68.5)
Proceeds from sale of real estate properties	3.0	347.6
Purchases of long term investments	(96.7)	(701.7)
Proceeds from long term investments	—	1,385.8
Purchases and originations of loans receivable	(46.6)	(107.7)
Proceeds from sales of loans receivable	81.2	28.0
Proceeds from payoffs of loans receivable	10.9	11.4
(Increase) decrease in other investments	(90.8)	2,788.6
Net Change in due to/from investment manager	4.4	24.5
Increase in receivable for securities sold	—	(363.5)
Increase in payable for securities purchased	—	251.6
Decrease in other assets	21.2	16.3
Increase (decrease) in other liabilities	1.7	(8.3)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(15.7)	2,711.7
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	—	400.0
Payments on line of credit	—	(460.0)
Payments of mortgage loans	(4.3)	(3.3)
Premiums	688.1	702.6
Annuity payments	(12.0)	(12.3)
Withdrawals and death benefits	(665.7)	(2,003.5)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6.1	(1,376.5)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9.6)	1,335.2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period cash, cash equivalents and restricted cash	61.1	40.4
Net (decrease) increase in cash, cash equivalents and restricted cash	(9.6)	1,335.2
End of period cash, cash equivalents and restricted cash	$51.5	$1,375.6
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$23.5	$24.3
Mortgage loan assumed as part of real estate acquisition	$—	$289.6
Loan receivable converted to equity in real estate investment	$—	$(3.3)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	As of March 31,
	2021	2020
Cash and cash equivalents	$30.3	$1,354.1
Restricted cash(1)	21.2	21.5
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$51.5	$1,375.6
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
The Consolidated Financial Statements of the Account as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Account’s annual report on Form 10-K for the year ended December 31, 2020.
Use of Estimates: The Consolidated Financial Statements were prepared in accordance with GAAP, which requires the use of estimates made by management. Actual results may vary from those estimates and such differences may be material.
The outbreak of the novel coronavirus (commonly known as “COVID-19”) and the subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the first quarter of 2020. During the second and third quarters of 2020, the Account received multiple requests for rent and loan payment relief as a result of the COVID-19 pandemic, however, the requests were minimal during the fourth quarter of 2020 and first quarter of 2021. Requests have generally been comprised of deferrals, with payments generally postponed for a brief period (i.e., less than six months) and then repaid over the remaining duration of the contract.
As of March 31, 2021, the Account has not had material exposure to rent concessions, tenant defaults or loan defaults. The long-term duration and impact of the ongoing COVID-19 pandemic cannot be reasonably estimated at this time. The ultimate impact of the COVID-19 pandemic and the extent to which the COVID-19 pandemic impacts the Account’s business, results of operations, investments, and cash flows will depend on future developments, which are highly uncertain and difficult to predict.
Basis of Presentation: The accompanying Consolidated Financial Statements include the Account and those subsidiaries wholly-owned by TIAA for the benefit of the Account. All significant intercompany accounts and transactions between the Account and such subsidiaries have been eliminated.

The Accumulation Unit Value (“AUV”) used for financial reporting purposes may differ from the AUV used for processing transactions. The AUV used for financial reporting purposes includes security and participant (or "contract owner") transactions effective through the period end date to which this report relates. Total return is computed based on the AUV used for processing transactions.
Determination of Investments at Fair Value: The Account reports all investments at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946—Financial Services—Investment Companies (“ASC 946”). Further in accordance with the adoption of the fair value option allowed under ASC 825—Financial Instruments, and at the election of Account management, loans payable and a line of credit are reported at fair value. The FASB has defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants excluding transaction costs.
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
Valuation of Marketable Securities—Equity securities listed or traded on any national market or exchange are valued at the last sale price as of the close of the principal securities market or exchange on which such securities are traded or, if there is no sale, at the mean of the last bid and ask prices on such market or exchange, exclusive of transaction costs.
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
Valuation of Loans Payable (i.e., the Account as a debtor)—Mortgage or other loans payable, including the Account's lines of credit, are stated at fair value. The estimated fair value of loans payable is generally based on the amount at which the liability could be transferred in a current transaction, exclusive of transaction costs. Fair values are estimated based on market factors, such as market interest rates and spreads on comparable loans, the liquidity for loans of similar characteristics, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the maturity date of the loan, the return demands of the market, and the credit quality of the Account. Different assumptions or changes in future market conditions could significantly affect estimated fair values. At times, the Account may assume debt in connection with the purchase of real estate, including under the Credit Agreements (as defined below) or additional credit facilities or other lines of credit in the future or the issuance (if permitted by applicable insurance law) of debt securities by the Account.
See Note 5—Assets and Liabilities Measured at Fair Value on a Recurring Basis for further discussion and disclosure regarding the determination of the fair value of the Account’s investments.
Accumulation and Annuity Funds: The accumulation fund represents the net assets attributable to contract owners in the accumulation phase of their investment (“Accumulation Fund”). The annuity fund represents the net assets attributable to the contract owners currently receiving annuity payments (“Annuity Fund”). The net increase or decrease in net assets from investment operations is apportioned between the funds based upon their relative daily net asset values. Once an Account contract owner begins receiving lifetime annuity income benefits, payment levels cannot be reduced as a result of the Account’s actual mortality experience. In addition, the contracts pursuant to which the Account is offered are required to stipulate the maximum expense charge for all Account level expenses that can be assessed, which is not to exceed 2.5% of average net assets per year. The Account pays a fee to TIAA to assume mortality and expense risks.
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
Real Estate Operating Business—The Account has a non-controlling ownership interest in one real estate operating business. The Account records contributions into the business as increases to the cost basis of its investment. Distributions are characterized by the business as either income, capital gains, or return of capital. Distributions classified as income are presented within income from real estate joint ventures, funds, and operating business in the Account’s Consolidated Statements of Operations. Distributions identified as capital gains are presented as realized gains in the Account’s Consolidated Statements of Operations. Distributions identified as returns of capital are recorded as a reduction to the cost basis of the investment. Unrealized gains and losses are recorded based upon the changes in the fair value of the enterprise value of the business.
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
Federal Income Taxes: Based on provisions of the Internal Revenue Code of 1986, Section 817, as amended, the Account is taxed as a segregated asset account of TIAA and as such, the Account incurs no material federal income tax attributable to the net investment activity of the Account. The Account’s federal income tax return is generally subject to examination for a period of three years after filed. State and local tax returns may be subject to examination for an additional period of time depending on the jurisdiction. Management has analyzed the Account’s tax positions taken for all open federal income tax years and has concluded that no provision for federal income tax is required in the Account’s Consolidated Financial Statements.
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
Once an Account contract owner begins receiving lifetime annuity income benefits, payment levels cannot be reduced as a result of the Account’s actual mortality experience. As such, mortality and expense risk expenses are contractual charges for TIAA’s assumption of this risk.
TIAA provides the Account with a liquidity guarantee enabling the Account to have funds available to meet contract owner redemption, transfer or cash withdrawal requests. The liquidity guarantee is required by the New York State Department of Financial Services and is subject to a prohibited transaction exemption that the Account received in 1996 (96-76) from the U.S. Department of Labor (the “PTE 96-76”). The Account pays TIAA for the risk associated with providing the liquidity guarantee through a daily deduction from the Account’s net assets. Whether the liquidity guarantee is exercised is based on the cash level of the Account from time to time, as well as recent contract owner withdrawal activity and the Account’s expected working capital, debt service and cash needs, and subject to the oversight of the independent fiduciary. If the Account cannot fund contract owner withdrawal or redemption requests from the Account’s own cash flow and liquid investments, TIAA will fund them by purchasing accumulation units issued by the Account (accumulation units that are purchased by TIAA are generally referred to as “liquidity units”). TIAA guarantees that contract owners can redeem their accumulation units at the accumulation unit value next determined after their transfer or cash withdrawal request is received in good order. Liquidity units owned by TIAA are valued in the same manner as accumulation units owned by the Account’s contract owners. The independent fiduciary, which has the right to adjust the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”), has established the trigger point at 45% of the outstanding accumulation units.
Expenses for the services and fees described above are identified as such in the accompanying Consolidated Statements of Operations and are further identified as "Expenses" in Note 11—Financial Highlights.
The Account has loans receivable outstanding with related parties as of March 31, 2021. The loans are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies. The following table presents the key terms of the loans as of the reporting date (in millions):

		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
Principal						March 31, 2021	December 31, 2020
2021	2020

36.5	36.5	MRA Hub 34 Holding, LLC	95.00%	2.50% + LIBOR	9/1/2022	$36.5	$36.5
32.8	32.8	THP Student Housing, LLC	97.00%	3.20%	9/1/2024	32.9	32.9
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						$69.4	$69.4
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

As of March 31, 2021, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry.
The Account’s wholly-owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of March 31, 2021:

Diversification by Fair Value(1)
	West	East	South	Midwest	Total
Office	13.6%	18.4%	5.7%	0.1%	37.8%
Apartment	9.9%	6.5%	8.0%	1.1%	25.5%
Retail	6.2%	3.3%	7.2%	0.8%	17.5%
Industrial	10.4%	1.5%	4.8%	0.5%	17.2%
Other(2)	0.7%	0.4%	0.8%	0.1%	2.0%
Total	40.8%	30.1%	26.5%	2.6%	100.0%

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
Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY.
Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV.
Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX.
Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI.
Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2051. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, as of March 31, 2021 and December 31, 2020 are as follows (in millions):

	As of
Years Ended	March 31, 2021		December 31, 2020
2021	$479.2	(1)	$638.6
2022	587.8		576.0
2023	522.3		504.6
2024	449.7		430.2
2025	371.6		353.2
Thereafter	1,148.1		1,037.6
Total	$3,558.7		$3,540.2
(1) Representative of minimum rents owed for the remaining months of the calendar year ending December 31, 2021.
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

The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (in millions):

	As of
	March 31, 2021	December 31, 2020

Assets:
Right-of-use assets, at fair value	$37.1	$36.8
Liabilities:
Ground lease liabilities, at fair value	$37.1	$36.8
Key Terms:
Weighted-average remaining lease term (years)	68.4	69.4
Weighted-average discount rate(1)	8.10%	8.05%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.
For the three months ended March 31, 2021 and 2020, operating lease costs related to ground leases were $0.6 million and $0.4 million, respectively. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (in millions):

	As of
	March 31, 2021		December 31, 2020
Years Ended
2021(1)	$1.7	(1)	$2.2
2022	2.3		2.3
2023	2.4		2.3
2024	2.4		2.3
2025	2.4		2.3
Thereafter	427.6		402.8
Total	$438.8		$414.2
(1) Representative of minimum rents owed for the remaining months of the calendar year ending December 31, 2021.
In April 2020, the FASB staff released guidance focused on treatment of concessions related to the effects of the COVID-19 pandemic on the application of lease modification guidance in Accounting Standards Codification (“ASC”) 842, “Leases.” The guidance provides a practical expedient to forgo the associated reassessments required by ASC 842 when changes to a lease result in similar or lower future consideration. There was no material exposure to rent concessions or lease defaults for tenants impacted by the COVID-19 pandemic for the quarter ended March 31, 2021.
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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3); and fair value using the practical expedient (millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at March 31, 2021
Real estate properties	$—	$—	$16,816.5	$—	$16,816.5
Real estate joint ventures	—	—	6,215.3	—	6,215.3
Real estate funds	—	—	—	461.9	461.9
Real estate operating business	—	—	250.0	—	250.0
Marketable securities:
Government agency notes	—	339.0	—	—	339.0
United States treasury securities	—	491.2	—	—	491.2
Loans receivable(1)	—	—	1,529.6	—	1,529.6
Total Investments at March 31, 2021	$—	$830.2	$24,811.4	$461.9	$26,103.5
Loans payable	$—	$—	$(2,403.6)	$—	$(2,403.6)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2020
Real estate properties	$—	$—	$16,476.7	$—	$16,476.7
Real estate joint ventures	—	—	6,128.9	—	6,128.9
Real estate funds	—	—	—	393.2	393.2
Real estate operating business	—	—	250.0	—	250.0
Marketable securities:
Government agency notes	—	157.0	—	—	157.0
United States treasury securities	—	582.3	—	—	582.3
Loans receivable(1)	—	—	1,562.6	—	1,562.6
Total Investments at December 31, 2020	$—	$739.3	$24,418.2	$393.2	$25,550.7
Loans payable	$—	$—	$(2,411.4)	$—	$(2,411.4)
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2021 and 2020 (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable
For the three months ended March 31, 2021
Beginning balance January 1, 2021	$16,476.7	$6,128.9	$250.0	$1,562.5	$24,418.1	$(2,411.4)
Total realized and unrealized gains included in changes in net assets	290.8	54.3	—	12.6	357.7	3.5
Purchases(1)	52.0	32.2	—	46.6	130.8	—
Sales(4)	(3.0)	—	—	(81.2)	(84.2)	—
Settlements(2)	—	(0.1)	—	(10.9)	(11.0)	4.3
Ending balance March 31, 2021	$16,816.5	$6,215.3	$250.0	$1,529.6	$24,811.4	$(2,403.6)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the three months ended March 31, 2020
Beginning balance January 1, 2020	$15,835.0	$7,204.2	$1,572.1	$24,611.3	$(2,365.0)	$(250.0)
Total realized and unrealized gains (losses) included in changes in net assets	137.5	(156.4)	(12.7)	(31.6)	45.7	—
Purchases(1)	1,457.2	20.6	107.7	1,585.5	(289.6)	(400.0)
Sales	(347.6)	—	—	(347.6)	—	—
Settlements(2)	—	(831.0)	(36.1)	(867.1)	3.3	460.0
Ending balance March 31, 2020	$17,082.1	$6,237.4	$1,631.0	$24,950.5	$(2,605.6)	$(190.0)

(1)Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable and assumption of loans payable.
(2)Includes operating income for real estate joint ventures net of distributions, principal payments and payoffs of loans receivable, and principal payments and extinguishment of loans payable.
(3)Amount shown is reflective of loans receivable and loans receivable with related parties.
(4)Real estate properties amount shown is inclusive of post closing realized losses.
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of March 31, 2021.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.8% - 9.3% (6.7%) 4.8% - 8.5% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 8.0% (5.0%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.2% - 9.0% (6.4%) 4.3% - 7.3% (5.2%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3% - 7.0% (4.6%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 7.8% (6.3%) 4.3% - 6.8% (5.0%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 6.0% (4.5%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 12.0% (6.8%) 4.5% - 9.5% (5.7%)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.3% - 12.0% (5.3%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.3% (10.3%) 7.8% (7.8%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.8% (7.8%)
Real Estate Operating Business		Income Approach—Discounted Cash Flow	Discount Rate Terminal Growth Rate	7.3% 2.5%
		Market Approach	EBITDA Multiple	13.9x
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	35.4% - 53.6% (45.4%) 2.3% - 3.4% (3.1%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	35.4% - 53.6% (45.4%) 1.2 - 1.4 (1.3)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	49.2% - 56.1% (52.2%) 3.3% - 3.4% (3.3%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	49.2% - 56.1% (52.2%) 1.4 - 1.5 (1.4)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	43.2% - 65.6% (50.9%) 2.5% - 3.0% (2.7%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	43.2% - 65.6% (50.9%) 1.2 - 1.7 (1.4)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	40.0% - 73.6% (47.5%) 3.0% - 4.5% (3.4%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	40.0% - 73.6% (47.5%) 1.3- 1.8 (1.4)
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	50.8% - 91.8% (77.7%) 3.6% - 9.8% (6.9%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.9% - 68.7% (65.9%) 4.3% - 5.1% (4.7%)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	47.3% - 77.3% (64.6%) 2.9% - 7.3% (4.8%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	64.6% - 86.2% (73.9%) 4.0% - 7.4% (5.1%)
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of March 31, 2020.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 8.5% (6.6%) 4.0% - 7.5% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.9% - 7.0% (4.9%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.2% - 9.3% (6.7%) 4.3% - 8.3% (5.4%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.5% - 7.7% (4.8%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 7.8% (6.4%) 4.3% - 6.8% (5.1%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 6.0% (4.6%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 11.7% (6.7%) 5.0% - 9.4% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 11.0% (5.1%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.3% (10.3%) 7.8% (7.8%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.8% (7.8%)
Loans Payable	Office and Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	31.1% - 59.3% (45.8%) 3.2% - 4.3% (3.8%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	31.1% - 59.3% (45.8%) 3.2 - 4.3 (3.8)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.0% - 69.0% (46.6%) 3.1% - 4.1% (3.7%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	30.0% - 69.0% (46.3%) 1.2 - 1.6 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	37.1% - 63.8% (44.2%) 3.1% - 4.5% (3.9%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	37.1% - 63.8% (44.2%) 1.2 - 1.5 (1.3)
Loans Receivable, including those with related parties	Apartment, Hotel, Industrial, Office, Retail and Storage	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.9% - 90.2% (73.0%) 3.1% - 10.3% (6.0%)
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
During the three months ended March 31, 2021 and 2020, there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions):

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable(1)	Total Level 3 Investments	Loans Payable
For the three months ended March 31, 2021	$287.8	$50.0	$5.0	$342.8	$3.5
For the three months ended March 31, 2020	$147.7	$(62.6)	$(11.1)	$74.0	$45.7
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At March 31, 2021, the Account held investments in joint ventures with ownership interest percentages that ranged from 33.3% to 98.0%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a predetermined threshold.
A condensed summary of the results of operations of the joint ventures are shown below (millions):

	For the Three Months Ended March 31,
	2021	2020
Operating Revenue and Expenses
Revenues	$251.7	$285.5
Expenses	143.0	154.6
Excess of revenues over expenses	$108.7	$130.9
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
No financial support (such as loans or financial guarantees) was provided to the Funds during the three months ended March 31, 2021. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are identified in Note 13—Commitments and Contingencies.

The carrying amount and maximum exposure to loss relating to unconsolidated VIEs in which the Account holds a variable interest but is not the primary beneficiary were as follows at March 31, 2021 (in millions):

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
LCS SHIP Venture I, LLC (90.0% Account Interest)	$205.4	$205.4	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Veritas - Trophy VI, LLC (90.4% Account Interest)	$58.9	$58.9	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles metropolitan statistical area ("MSA").
			The Account is not permitted to sell or transfer its interest in the fund until August 2022. After this date, the Account can sell or transfer its interest in the fund with the consent and approval of the manager.

SP V - II, LLC (61.8% Account Interest)	$49.8	$49.8	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.
			Liquidation estimated to begin no earlier than 2022.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Taconic New York City GP Fund, LP (60.0% Account Interest)	$31.6	$31.6	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City MSA.
			Liquidation estimated to begin no earlier than 2024.
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
Silverpeak - REA Alt Inv Fund LP (90.0% Account Interest)	$29.3	$29.3	Redemptions prohibited prior to liquidation.	To invest in alternative real estate investments primarily in major U.S. metropolitan markets.
			Liquidation estimated to begin no earlier than 2028.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
IDR - Core Property Index Fund, LLC (1.9% Account Interest)	$24.5	$24.5	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.
Townsend Group Value-Add Fund (99.0% Account Interest)	$20.8	$20.8	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the U.S. market.
			Liquidation estimated to begin no earlier than 2027.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion
Flagler REA Healthcare Properties Partnership (90.0% Account Interest)	$18.0	$18.0	Redemptions prohibited prior to liquidation.	To acquire healthcare properties within the top 50 MSA's in the U.S.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to transfer its interest in the fund to a qualified institutional investor, subject to the right first offer by the partner, following the one year anniversary of the fund launch.

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)	$16.4	$16.4	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
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

Total	$461.9	$461.9
Note 8—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s direct and indirect interests in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (in millions):

	March 31, 2021			December 31, 2020

	Principal Outstanding	Fair Value	% of Fair Value	Principal Outstanding	Fair Value	% of Fair Value
Office(1)	$795.4	$780.1	51.0%	$794.5	$778.4	49.9%
Apartments(1)	307.9	305.3	20.0%	262.2	259.7	16.6%
Industrial	194.3	194.3	12.7%	194.3	194.3	12.4%
Retail	127.7	125.8	8.2%	128.6	126.5	8.1%
Hotel	125.3	124.1	8.1%	135.3	129.9	8.3%
Storage	—	—	—%	82.0	73.8	4.7%
	$1,550.6	$1,529.6	100.0%	$1,596.9	$1,562.6	100.0%
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
All borrowers of loans rated C or higher are current as of March 31, 2021. Two of the Account's loans are currently in forbearance. The total principal outstanding on these two loans is $125.3 million as of March 31, 2021. The forbearance allows for the deferral of the June, July and August 2020 debt service payments. The deferred payments are being repaid in 12 equal installments over the period from January 9, 2021 to December 9, 2021, at which time the forbearance period will end. The forbearance period is not based upon current COVID-19 relief provided under the CARES Act. Interest income continues to be accrued during the forbearance period so long as future collection of the deferred payments are probable.
The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of March 31, 2021 (in millions), listed in order of the strength of the risk rating (from strongest to weakest):

	March 31, 2021			December 31, 2020

	Number of Loans	Fair Value	% of Fair Value	Number of Loans	Fair Value	% of Fair Value
A	3	205.1	13.4%	—	—	—%
BBB	9	478.8	31.4%	1	69.6	4.5%
BB	9	447.4	29.2%	10	444.6	28.5%
B	—	—	—%	11	758.2	48.5%
C	4	328.9	21.5%	2	147.0	9.4%
D	—	—	—%	1	73.8	4.7%
NR(1)	2	69.4	4.5%	2	69.4	4.4%
	27	$1,529.6	100.0%	27	$1,562.6	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of March 31, 2021 and December 31, 2020, this is comprised of two loans with related parties. The loans are collateralized by equity interests in real estate investments.
Note 9—Loans Payable
At March 31, 2021, the Account had outstanding loans payable secured by the following assets (millions):

Property	Annual Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of		Maturity
		March 31, 2021	December 31, 2020

Ascent at Windward	3.51% paid monthly	$34.6	$34.6	January 1, 2022
The Palatine(1)	4.25% paid monthly	74.0	74.4	January 10, 2022
The Forum at Carlsbad(1)	4.25% paid monthly	83.5	84.0	March 1, 2022
Fusion 1560	3.42% paid monthly	37.4	37.4	June 10, 2022
San Diego Office Portfolio(4)	3.62% paid monthly	51.2	51.2	August 15, 2022
The Colorado(1)	3.69% paid monthly	85.9	86.4	November 1, 2022
The Legacy at Westwood(1)	3.69% paid monthly	43.8	44.0	November 1, 2022
Regents Court(1)	3.69% paid monthly	37.1	37.3	November 1, 2022
1001 Pennsylvania Avenue(1)	3.70% paid monthly	312.6	314.3	June 1, 2023
Biltmore at Midtown	3.94% paid monthly	36.4	36.4	July 5, 2023
Cherry Knoll	3.78% paid monthly	35.3	35.3	July 5, 2023
Lofts at SoDo	3.94% paid monthly	35.1	35.1	July 5, 2023
Pacific City	2.00 + LIBOR paid monthly	105.0	105.0	October 1, 2023
1401 H Street NW	3.65% paid monthly	115.0	115.0	November 5, 2024
The District on La Frontera(1)	3.84% paid monthly	38.3	38.4	December 1, 2024
The District on La Frontera(1)	4.96% paid monthly	4.2	4.2	December 1, 2024
Circa Green Lake	3.71% paid monthly	52.0	52.0	March 5, 2025
Union - South Lake Union	3.66% paid monthly	57.0	57.0	March 5, 2025
Holly Street Village	3.65% paid monthly	81.0	81.0	May 1, 2025
Henley at Kingstowne(1)	3.60% paid monthly	69.9	70.3	May 1, 2025
32 South State Street	4.48% paid monthly	24.0	24.0	June 6, 2025
Vista Station Office Portfolio(1)	4.00% paid monthly	19.7	19.9	July 1, 2025
780 Third Avenue	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue	3.55% paid monthly	20.0	20.0	August 1, 2025

Property	Annual Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of		Maturity
		March 31, 2021	December 31, 2020

Vista Station Office Portfolio(1)	4.20% paid monthly	$43.8	$43.9	November 1, 2025
701 Brickell Avenue	3.66% paid monthly	184.0	184.0	April 1, 2026
Marketplace at Mill Creek	3.82% paid monthly	39.6	39.6	September 11, 2027
Overlook At King Of Prussia	3.82% paid monthly	40.8	40.8	September 11, 2027
Winslow Bay	3.82% paid monthly	25.8	25.8	September 11, 2027
1900 K Street, NW	3.93% paid monthly	163.0	163.0	April 1, 2028
99 High Street	3.90% paid monthly	277.0	277.0	March 1, 2030
Total Principal Outstanding		$2,377.0	$2,381.3
Fair Value Adjustment(3)		26.6	30.1
Total Loans Payable		$2,403.6	$2,411.4
The mortgage is adjusted monthly for principal payments.
(1)All interest rates are fixed except for Pacific City, which has a variable interest rate based on a spread above the one month London Interbank Offered Rate, as published by ICE Benchmark Administration Limited. Some mortgages held by the Account are structured to begin principal and interest payments after an initial interest only period.
(2)The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1—Organization and Significant Accounting Policies.
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
Eurodollar Loans are issued for a term of twelve months or less and bear interest during the period (“Interest Period”) at a rate equal to the Adjusted London Interbank Offered Rate (“Adjusted LIBOR”) plus a spread (the “Eurodollar Applicable Rate”), with the spread dependent upon the leverage ratio of the Account. Adjusted LIBOR is calculated by multiplying the Statutory Reserve Rate, as determined by the Federal Reserve Board for Eurodollar liabilities, by LIBOR, as determined by the Intercontinental Exchange on the date of issuance that corresponds to the length of the Interest Period. The Account may prepay Eurodollar Loans at any time during the life of the loan without penalty. The Account is limited to five active Eurodollar Loans on each Credit Agreement; however, the Account may retire and initiate new Eurodollar Loans without restriction so long as the total number of loans in active status does not exceed the limit.
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
As of March 31, 2021, the Account was in compliance with all covenants required by the Credit Agreements.

The following table provides a summary of the key characteristics of the Credit Agreements as of March 31, 2021:

	Line of Credit I		Line of Credit II
Current Balance (in millions)	$—		$—
Maximum Capacity (in millions)	$500.0		$500.0
Inception Date	September 20, 2018		August 18, 2020
Maturity Date	September 20, 2021		August 16, 2021
Extension Option	Yes	(1)	No
Eurodollar Applicable Rate Range	0.85% - 1.05%		1.60% - 1.80%
ABR Applicable Rate Range	0.85% - 1.05%		0.60% - 0.80%
Unused Fee (2)	0.20% per annum		0.25% per annum

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

(2) The Account is charged a fee on the unused portion of the Credit Agreements.
Note 11—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Three Months Ended March 31, 2021	Years Ended December 31,
		2020	2019	2018

Per Accumulation Unit Data:
Rental income	$5.543	$21.145	$18.165	$17.757
Real estate property level expenses and taxes	2.816	10.067	8.734	8.548
Real estate income, net	2.727	11.078	9.431	9.209
Other income	1.248	4.980	6.752	6.162
Total income	3.975	16.058	16.183	15.371
Expense charges(1)	1.046	3.562	3.439	3.161
Investment income, net	2.929	12.496	12.744	12.210
Net realized and unrealized gain (loss) on investments and loans payable	6.818	(16.196)	10.262	6.877
Net increase (decrease) in Accumulation Unit Value	9.747	(3.700)	23.006	19.087
Accumulation Unit Value:
Beginning of period	436.722	440.422	417.416	398.329
End of period	$446.469	$436.722	$440.422	$417.416
Total return(3)	2.23%	(0.84)%	5.51%	4.79%
Ratios to Average net assets(2):
Expenses(1)	0.94%	0.81%	0.78%	0.76%
Investment income, net	2.64%	2.85%	2.90%	2.95%
Portfolio turnover rate(3):
Real estate properties(4)	0.5%	7.1%	7.8%	11.8%
Marketable securities(5)	—%	113.4%	28.7%	5.1%
Accumulation Units outstanding at end of period (millions)	52.1	52.0	60.8	60.7
Net assets end of period (millions)	$23,772.1	$23,243.9	$27,307.9	$25,842.6

(1)Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.
(2)Percentages for the three months ended March 31, 2021 are annualized.
(3)Percentages for the three months ended March 31, 2021 are not annualized.
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
Note 12—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Three Months Ended March 31, 2021	For the Year Ended December 31, 2020

Outstanding:
Beginning of period	52.0	60.8
Credited for premiums	1.6	4.6
Annuity, other periodic payments, withdrawals and death benefits	(1.5)	(13.4)
End of period	52.1	52.0
Note 13—Commitments and Contingencies
Commitments—As of March 31, 2021 and December 31, 2020, the Account had the following immediately callable commitments to purchase additional interests in its real estate funds or provide additional funding through its loans receivable investments (in millions):

	Commitment Expiration	March 31, 2021	December 31, 2020

Real Estate Funds(1)
Flagler - REA Healthcare Properties Partnership	04/2021	$10.0	$49.6
LCS SHIP Venture I, LLC	06/2021	28.1	28.1
Townsend Group Value-Add Fund	06/2021	226.9	241.9
Grubb Southeast Real Estate Fund VI, LLC	06/2021	80.7	81.5
Silverpeak - REA Alt Inv Fund LP	12/2021	70.7	81.1
Veritas Trophy VI, LLC	08/2022	27.1	29.4
SP V - II, LLC	09/2022	48.5	67.1
JCR Capital - REA Preferred Equity Parallel Fund	12/2022	92.3	92.3
Taconic New York City GP Fund	11/2023	6.0	6.0
		$590.3	$677.0
Loans Receivable(2)
311 South Wacker Mezzanine	06/2021	$4.6	$5.4
Rosemont Towson Mezzanine	09/2021	1.1	1.2
Liberty Park Mezzanine	11/2021	3.1	3.1
BREP VIII Industrial Mezzanine	03/2022	15.5	15.5
SCG Oakland Portfolio Mezzanine	03/2022	6.5	6.5
San Diego Office Portfolio Senior Loan	08/2022	7.0	7.0
San Diego Office Portfolio Mezzanine	08/2022	2.3	2.3
MRA Hub 34 Holding, LLC	09/2022	1.4	1.5
1330 Broadway Mezzanine	09/2022	10.9	10.9
Colony New England Hotel Portfolio Senior Loan	11/2022	14.1	14.1
Colony New England Hotel Portfolio Mezzanine	11/2022	4.7	4.7

	Commitment Expiration	March 31, 2021	December 31, 2020

Exo Apartments Senior Loan	01/2023	$7.1	$7.1
Exo Apartments Mezzanine	01/2023	2.4	2.4
Five Oak Mezzanine	03/2023	2.3	2.3
5 Points Towers Mezzanine	03/2024	4.3	—
		$87.3	$84.0

TOTAL COMMITMENTS		$677.6	$761.0
(1)Additional capital can be called during the commitment period at any time. The commitment period can only be extended by the manager with the consent of the Account. The commitment expiration date is reflective of the most recent signed agreement between the Account and the fund manager, including any side letter agreements.
(2)Advances from the Account can be requested during the commitment period at any time. The commitment expiration date is reflective of the most recent signed agreement between the Account and the borrower, including any side letter agreements. Certain loans contain extension clauses on the term of the loan that do not require the Account's prior consent. If elected, the Account's commitment may be extended through the extension term.
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

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—64.4% and 64.5%

Property Name	Location	Property Type	Fair Value at
			March 31, 2021		December 31, 2020

River Ridge	Alabama	Retail	$27.1		$29.0
Riverchase Village	Alabama	Retail	36.1		36.1
Camelback Center	Arizona	Office	52.0		52.0
Riverside 202 Industrial	Arizona	Industrial	30.4		30.4
88 Kearny Street	California	Office	202.0		199.3
101 Pacific Coast Highway	California	Office	94.8		94.7
200 Middlefield Road	California	Office	60.3		60.2
30700 Russell Ranch	California	Office	39.5		36.5
Allure at Camarillo	California	Apartments	62.0		62.0
Almond Avenue	California	Land	23.4		13.4
BLVD63	California	Apartments	146.0		145.1
Bridgepointe Shopping Center	California	Retail	118.0		124.1
Centre Pointe and Valley View	California	Industrial	66.5		62.1
Cerritos Industrial Park	California	Industrial	180.2		171.8
Charleston Plaza	California	Retail	85.7		95.3
Creekside at Alta Loma	California	Apartments	86.0		85.5
Frontera Industrial Business Park	California	Industrial	104.1		101.2
Great West Industrial Portfolio	California	Industrial	222.1		215.1
Holly Street Village	California	Apartments	147.1	(1)	153.1	(1)
Larkspur Courts	California	Apartments	144.0		141.0
Northern CA RA Industrial Portfolio	California	Industrial	126.4		117.2
Oakmont IE West Portfolio	California	Industrial	128.5		123.9
Oceano at Warner Center	California	Apartments	89.0		90.1
Ontario Industrial Portfolio	California	Industrial	591.8		540.4
Ontario Mills Industrial Portfolio	California	Industrial	83.5		79.2
Otay Mesa Industrial Portfolio	California	Industrial	42.8		40.2
Pacific City	California	Retail	158.0	(1)	158.0
Pacific Plaza	California	Office	123.1		111.0
Rancho Cucamonga Industrial Portfolio	California	Industrial	105.0		95.4
Rancho Del Mar	California	Apartments	93.5		93.5
Regents Court	California	Apartments	105.0	(1)	103.0	(1)
Southern CA RA Industrial Portfolio	California	Industrial	182.2		160.9
Stella	California	Apartments	158.1		161.0
Stevenson Point	California	Industrial	76.8		75.0
Terra House	California	Apartments	145.2		140.2
The Forum at Carlsbad	California	Retail	203.0	(1)	203.0	(1)
The Legacy at Westwood	California	Apartments	149.0	(1)	149.1	(1)
West Lake North Business Park	California	Office	58.5		58.3
Westcreek	California	Apartments	52.2		55.4
Westwood Marketplace	California	Retail	161.0		150.0
Wilshire Rodeo Plaza	California	Office	312.0		311.4
1600 Broadway	Colorado	Office	119.0		116.0
Palomino Park	Colorado	Apartments	394.0		352.1
South Denver Marketplace	Colorado	Retail	63.4		65.1
Wilton Woods Corporate Campus	Connecticut	Office	94.7		100.0
5 West	Florida	Apartments	63.0		63.0
701 Brickell Avenue	Florida	Office	436.2	(1)	421.5	(1)
Boca Arbor Club	Florida	Apartments	65.9		63.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Property Name	Location	Property Type	Fair Value at
			March 31, 2021		December 31, 2020

Broward Industrial Portfolio	Florida	Industrial	$69.4		$68.5
Casa Palma	Florida	Apartments	97.5		98.7
Cypress Trace	Florida	Retail	35.7		35.9
Fusion 1560	Florida	Apartments	71.7	(1)	72.7	(1)
Lakepointe at Jacaranda	Florida	Apartments	50.3		48.7
Lofts at SoDo	Florida	Apartments	67.8	(1)	65.3	(1)
Market Square	Florida	Retail	19.7		20.1
Orion on Orpington	Florida	Apartments	51.9		51.6
Publix at Weston Commons	Florida	Retail	70.0		69.6
Seneca Industrial Park	Florida	Industrial	130.4		128.7
Shoppes at Lake Mary	Florida	Retail	19.8		19.6
Sole at Brandon	Florida	Apartments	80.2		78.0
Sole at City Center	Florida	Apartments	100.0		100.0
The Manor Apartments	Florida	Apartments	47.7		47.5
The Manor at Flagler Village	Florida	Apartments	131.0		131.2
The Residences at the Village of Merrick Park	Florida	Apartments	69.6		69.5
Weston Business Center	Florida	Industrial	83.9		81.7
Ascent at Windward	Georgia	Apartments	72.3	(1)	72.3	(1)
Atlanta Industrial Portfolio	Georgia	Industrial	43.7		41.5
Biltmore at Midtown	Georgia	Apartments	72.9	(1)	72.6	(1)
Eisenhower Crossing	Georgia	Retail	10.8		12.9
Fayette Pavilion	Georgia	Retail	102.4		101.4
Glen Lake	Georgia	Apartments	59.7		59.0
Heritage Pavilion	Georgia	Retail	44.8		40.6
Marketplace at Mill Creek	Georgia	Retail	76.6	(1)	76.4	(1)
Newnan Pavilion	Georgia	Retail	39.1		40.0
Shawnee Ridge Industrial Portfolio	Georgia	Industrial	111.6		104.0
Woodstock Square	Georgia	Retail	32.0		32.0
32 South State Street	Illinois	Retail	45.3	(1)	48.5	(1)
803 Corday	Illinois	Apartments	92.9		92.6
Chicago Caleast Industrial Portfolio	Illinois	Industrial	80.7		85.3
Chicago Industrial Portfolio	Illinois	Industrial	35.3		33.0
Village Crossing	Illinois	Retail	137.0		136.1
Cherry Knoll	Maryland	Apartments	60.3	(1)	57.8	(1)
Landover Logistics Center	Maryland	Industrial	55.5		54.3
The Shops at Wisconsin Place	Maryland	Retail	75.9		72.1
99 High Street	Massachusetts	Office	532.4	(1)	540.2	(1)
350 Washington	Massachusetts	Retail	121.0		121.0
Fort Point Creative Exchange Portfolio	Massachusetts	Office	266.4		264.6
Northeast RA Industrial Portfolio	Massachusetts	Industrial	46.5		44.2
One Beeman Road	Massachusetts	Industrial	41.5		36.0
The Bridges	Minnesota	Apartments	67.0		66.0
The Knoll	Minnesota	Apartments	38.2		37.2
10 New Maple Avenue	New Jersey	Industrial	22.8		21.0
200 Milik Street	New Jersey	Industrial	60.2		59.1
Marketfair	New Jersey	Retail	95.1		98.4
South River Road Industrial	New Jersey	Industrial	145.4		138.5
21 Penn Plaza	New York	Office	302.1		302.5
780 Third Avenue	New York	Office	360.0	(1)	354.3	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Property Name	Location	Property Type	Fair Value at
			March 31, 2021		December 31, 2020

837 Washington Street	New York	Office	$201.0		$211.0
The Colorado	New York	Apartments	239.1	(1)	243.1	(1)
Alexander Place	North Carolina	Retail	39.9		39.9
Centric Gateway	North Carolina	Apartments	74.2		74.0
Winslow Bay Commons	North Carolina	Retail	47.3	(1)	46.9	(1)
The Cordelia	Oregon	Apartments	40.5		40.8
1619 Walnut Street	Pennsylvania	Retail	17.1		16.7
Overlook at King of Prussia	Pennsylvania	Retail	55.4	(1)	55.6	(1)
Warwick Shopping Center	Rhode Island	Retail	18.0		17.8
Columbiana Station	South Carolina	Retail	46.6		47.0
Greene Crossing	South Carolina	Apartments	81.0		81.3
Bellevue Place	Tennessee	Retail	8.6		8.4
Midway 840	Tennessee	Industrial	51.2		50.9
Pavilion at Turkey Creek	Tennessee	Retail	51.1		51.1
Southside at McEwen	Tennessee	Retail	48.7		48.2
Town and Country	Tennessee	Retail	30.4		30.7
3131 McKinney	Texas	Office	41.9		39.3
Carrington Park	Texas	Apartments	73.5		66.7
Chisolm Trail	Texas	Industrial	5.2		5.2
Churchill on the Park	Texas	Apartments	72.3		72.3
Cliffs at Barton Creek	Texas	Apartments	47.9		45.6
Dallas Industrial Portfolio	Texas	Industrial	278.7		258.3
District on La Frontera	Texas	Apartments	73.3	(1)	72.4	(1)
Houston Apartment Portfolio	Texas	Apartments	158.1		157.3
Lincoln Centre	Texas	Office	493.4		467.7
Lincoln Centre - Hilton Dallas	Texas	Hotel	69.6		63.6
Northwest Houston Industrial Portfolio	Texas	Industrial	75.7		75.5
Park 10 Distribution	Texas	Industrial	12.1		12.0
Park Creek Apartments	Texas	Apartments	44.7		43.1
Pinnacle Industrial Portfolio	Texas	Industrial	78.8		75.5
Pinto Business Park	Texas	Industrial	161.3		153.8
The Maroneal	Texas	Apartments	59.1		58.8
Vista Station Office Portfolio	Utah	Office	118.4	(1)	116.3	(1)
8270 Greensboro Drive	Virginia	Office	44.5		46.0
Ashford Meadows Apartments	Virginia	Apartments	110.1		107.4
Creeks at Virginia Center	Virginia	Retail	44.3		47.5
Henley at Kingstowne	Virginia	Apartments	107.1	(1)	107.4	(1)
Plaza America	Virginia	Retail	109.0		103.0
The Ellipse at Ballston	Virginia	Office	80.4		79.8
The Palatine	Virginia	Apartments	127.0	(1)	125.0	(1)
Circa Green Lake	Washington	Apartments	96.2	(1)	96.0	(1)
Northwest RA Industrial Portfolio	Washington	Industrial	51.1		49.6
Pacific Corporate Park	Washington	Industrial	72.5		66.8
Prescott Wallingford Apartments	Washington	Apartments	68.1		67.4
Rainier Corporate Park	Washington	Industrial	182.4		169.9
Regal Logistics Campus	Washington	Industrial	145.0		132.0
Union - South Lake Union	Washington	Apartments	109.1	(1)	111.0	(1)
1001 Pennsylvania Avenue	Washington D.C.	Office	798.3	(1)	806.8	(1)
1401 H Street, NW	Washington D.C.	Office	222.2	(1)	217.1	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Property Name	Location	Property Type	Fair Value at
			March 31, 2021		December 31, 2020

1900 K Street, NW	Washington D.C.	Office	$337.0	(1)	$338.0	(1)
Mass Court	Washington D.C.	Apartments	160.0		160.0
The Ashton	Washington D.C.	Apartments	29.0		30.7
The Louis at 14th	Washington D.C.	Apartments	157.0		160.1
TOTAL REAL ESTATE PROPERTIES
(Cost $14,038.3 and $13,986.3)			$16,816.5		$16,476.7
REAL ESTATE JOINT VENTURES AND FUNDS—25.6% and 25.5%
REAL ESTATE JOINT VENTURES—23.8% and 24.0%

Property/Entity Name			Property Type	Fair Value at
	Account Interest	Location		March 31, 2021		December 31, 2020

Colorado Center LP Colorado Center	50.00%	California	Office	$341.8	(2)	$346.4	(2)
TREA GM Industrial Road Owner LLC 150 Industrial Road	98.00%	California	Office	125.6		101.2
ARE-SD Region No 39 LLC 9625 Towne Centre Drive	49.90%	California	Office	61.7		60.6
TREA Campus Pointe 1, LLC Campus Pointe 1	45.00%	California	Office	182.4		177.3
TREA Campus Pointe 2 & 3, LLC Campus Pointe 2 & 3	45.00%	California	Office (5)	159.8		154.7
ARE-SD Region No 47 LLC Campus Pointe 4	45.00%	California	Office	12.2		11.2
TREA Campus Pointe 5, LLC Campus Pointe 5	45.00%	California	Office	48.2		45.0
ARE-SD Region No 58, LLC Campus Pointe 6	45.00%	California	Office	135.4		130.6
ARE-San Francisco No 36 LLC 1500 Owens Street	49.90%	California	Office	92.1		89.8
TREA JP Venture Fairfield LLC Fairfield Tolenas Development	95.00%	California	Land	34.1		26.6
T-C Foundry Square II Venture LLC Foundry Square II	50.10%	California	Office	305.9		307.5
ARE-San Francisco No 43 LLC 409-499 Illinois Street	40.00%	California	Office	248.0		242.8
Valencia Town Center Associates LP Valencia Town Center	50.00%	California	Retail	89.6	(2)	93.0	(2)
Florida Mall Associates, Ltd The Florida Mall	50.00%	Florida	Retail	654.3	(2)	655.8	(2)
TREA Florida Retail, LLC Florida Retail Portfolio	80.00%	Florida	Retail	142.3		155.5
West Dade County Associates Miami International Mall	50.00%	Florida	Retail	99.6	(2)	110.0	(2)
WP Project Developer The Shops at Wisconsin Place	33.33%	Maryland	Retail	15.9		17.2
One Boston Place REIT One Boston Place	50.25%	Massachusetts	Office	261.1		259.3
ARE-MA Region No 34 LLC 225 Binney Street	70.00%	Massachusetts	Office	234.4		233.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Property/Entity Name			Property Type	Fair Value at
	Account Interest	Location		March 31, 2021		December 31, 2020

T-C 501 Boylston Street Venture LLC 501 Boylston	50.10%	Massachusetts	Office	$195.4	(2)	$195.1	(2)
Fashion Show Holding I, LLC Fashion Show	50.00%	Nevada	Retail	559.6	(2)	568.7	(2)
NAP Birkdale, LLC Birkdale Village	93.00%	North Carolina	Retail	108.8	(2)	109.0	(2)
401 West 14th Associates LLC 401 West 14th Street	42.19%	New York	Retail	28.7	(2)	27.1	(2)
440 Ninth Avenue Holdings LLC 440 Ninth Avenue	88.52%	New York	Office	133.1	(2)	133.1	(2)
817 Broadway Holdings LLC 817 Broadway	61.46%	New York	Office	27.4	(2)	26.0	(2)
MRA Hub 34 Holdings LLC The Hub	95.00%	New York	Office	78.1	(2)	79.2	(2)
RGM 42, LLC MiMA	70.00%	New York	Apartments	92.5	(2)	92.2	(2)
Crescent/TREA 101 North Tryon Venture LLC 101 N. Tryon Street	85.00%	North Carolina	Office	51.1	(2)	56.0	(2)
West Town Mall Joint Venture West Town Mall	50.00%	Tennessee	Retail	120.9	(2)	122.9	(2)
Four Oaks Venture LP Four Oaks Place LP	51.00%	Texas	Office	337.8	(2)	336.2	(2)
FW I-35 Logistics Center LLC I-35 Logistics Center	95.00%	Texas	Land	36.4		33.1
CLPF T-C 4th and Madison LLC Fourth and Madison	51.00%	Washington	Office	168.8	(2)	172.0	(2)
Juniper MOB Investment Venture, LLC(7) Juniper MOB Portfolio	50.00%	Various, U.S.A.	Office	76.8	(3)	65.4	(3)
TREA SH Venture LLC Simpson Housing Portfolio	80.00%	Various, U.S.A.	Apartments	445.9	(2,3)	427.5	(2,3)
Storage Portfolio I, LLC Storage Portfolio I	66.02%	Various, U.S.A.	Storage	106.5	(2,3)	93.6	(2,3)
Storage Portfolio II, LLC Storage Portfolio II	90.00%	Various, U.S.A.	Storage	159.9	(2,3)	131.7	(2,3)
Storage Portfolio III JV LLC Storage Portfolio III	90.00%	Various, U.S.A.	Storage	53.8	(3)	53.3	(3)
THP Student Housing, LLC THP Student Housing Portfolio	97.00%	Various, U.S.A.	Apartments	189.4	(2,3)	188.7	(2,3)
TOTAL REAL ESTATE JOINT VENTURES (Cost $5,071.3 and $5,021.9)				$6,215.3		$6,128.9
REAL ESTATE FUNDS— 1.8% and 1.5%

		Fair Value at
Fund Name	Account Interest	March 31, 2021	December 31, 2020

LCS SHIP Venture I, LLC	90.00%	$205.4	$200.9
Veritas - Trophy VI, LLC	90.40%	58.9	54.6
Taconic New York City GP Fund, LP	60.00%	31.6	31.6
SP V - II, LLC	61.80%	49.8	31.3
IDR - Core Property Index Fund, LLC	1.90%	24.5	24.6
Townsend Group Value-Add Fund	99.00%	20.8	5.8
Silverpeak - REA Alt Inv Fund LP	90.00%	29.3	18.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

		Fair Value at
Fund Name	Account Interest	March 31, 2021	December 31, 2020
Grubb Southeast Real Estate Fund VI, LLC	66.70%	$16.4	$18.0
JCR Capital - REA Preferred Equity Parallel Fund	39.70%	7.2	7.2
Flagler - REA Healthcare Properties Partnership	90.00%	18.0	0.4
TOTAL REAL ESTATE FUNDS (Cost $438.0 and $373.3)		$461.9	$393.2
TOTAL REAL ESTATE JOINT VENTURES AND FUNDS (Cost $5,509.3 and $5,395.2)		$6,677.2	$6,522.1
REAL ESTATE OPERATING BUSINESS— 1.0% and 1.0%

		Fair Value at
Fund Name	Account Interest	March 31, 2021	December 31, 2020

Colony Zeus Partners LP	34.70%	$250.0	$250.0
TOTAL REAL ESTATE OPERATING BUSINESS (Cost $250.2 and $250.2)		$250.0	$250.0
MARKETABLE SECURITIES—3.2% and 2.9%
U.S. GOVERNMENT AGENCY NOTES—1.3% and 0.6%

		Issuer	Yield(4)	Maturity Date	Fair Value at
Principal					March 31, 2021	December 31, 2020
2021	2020

$4.0	$—	Farmer Mac Discount Note	0.010%	4/1/2021	$4.0	$—
15.0	15.0	Farmer Mac Discount Note	0.127%	12/20/2021	15.0	15.0
6.0	—	Federal Farm Credit Bank Discount Note	0.010%	4/6/2021	6.0	—
0.9	—	Federal Home Loan Bank Discount Note	0.010%	4/23/2021	0.9	—
15.0	—	Federal Home Loan Bank Discount Note	0.010%	5/3/2021	15.0	—
30.0	—	Federal Home Loan Bank Discount Note	0.040%	5/10/2021	30.0	—
—	24.0	Federal Home Loan Bank Discount Note	0.086%	5/19/2021	—	24.0
71.4	65.0	Federal Home Loan Bank Discount Note	0.010%-0.091%	5/26/2021	71.4	65.0
29.0	—	Federal Home Loan Bank Discount Note	0.030%	6/16/2021	29.0	—
20.0	—	Federal Home Loan Bank Discount Note	0.020%	6/30/2021	20.0	—
8.0	—	Federal Home Loan Bank Discount Note	0.050%	8/11/2021	8.0	—
11.0	—	Federal Home Loan Bank Discount Note	0.060%	8/18/2021	11.0	—
21.2	—	Federal Home Loan Bank Discount Note	0.056%	9/3/2021	21.2	—
20.0	—	Federal Home Loan Bank Discount Note	0.060%	9/8/2021	20.0	—
13.0	—	Federal Home Loan Bank Discount Note	0.050%	9/24/2021	13.0	—
53.0	43.0	Federal Home Loan Bank Discount Note	0.035%-0.101%	10/29/2021	53.1	43.0
13.4	10.0	Federal Home Loan Bank Discount Note	0.035%-0.091%	11/19/2021	13.4	10.0
8.0	—	Tennessee Valley Authority Discount Note	0.020%	4/14/2021	8.0	—
TOTAL U.S. GOVERNMENT AGENCY NOTES (Cost $339.0 and $157.0)					$339.0	$157.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

UNITED STATES TREASURY SECURITIES—1.9% and 2.3%

Principal		Issuer	Yield / Coupon Rate(4)	Maturity Date	Fair Value at
					March 31, 2021	December 31, 2020
2021	2020

$—	$24.1	United States Treasury Bill	0.071%	1/19/2021	$—	$24.1
—	84.0	United States Treasury Bill	0.091%	1/21/2021	—	84.0
—	100.0	United States Treasury Bill	0.094%	1/28/2021	—	100.0
—	50.0	United States Treasury Bill	0.091%	2/23/2021	—	50.0
—	47.8	United States Treasury Bill	0.092%	3/2/2021	—	47.8
—	80.0	United States Treasury Bill	0.092%	3/11/2021	—	79.9
81.0	—	United States Treasury Bill	0.075%	4/20/2021	81.0	—
25.0	—	United States Treasury Bill	0.040%	5/20/2021	25.0	—
43.4	—	United States Treasury Bill	0.040%	6/17/2021	43.4	—
50.0	—	United States Treasury Bill	0.050%	8/26/2021	50.0	—
—	5.0	United States Treasury Cash Management Bill	0.010%	1/5/2021	—	5.0
—	56.5	United States Treasury Cash Management Bill	0.108%	1/12/2021	—	56.5
—	85.0	United States Treasury Cash Management Bill	0.086%	3/9/2021	—	85.0
50.0	50.0	United States Treasury Cash Management Bill	0.100%	4/13/2021	50.0	50.0
50.0	—	United States Treasury Cash Management Bill	0.040%	6/29/2021	50.0	—
91.8	—	United States Treasury Cash Management Bill	0.041%-0.047%	7/6/2021	91.8	—
50.0	—	United States Treasury Cash Management Bill	0.050%	7/13/2021	50.0	—
50.0	—	United States Treasury Cash Management Bill	0.0005	7/20/2021	50.0	—
TOTAL UNITED STATES TREASURY SECURITIES (Cost $491.0 and $582.3)					$491.2	$582.3
LOANS RECEIVABLE—5.6% and 5.8%

		Borrower	Property Type	Interest Rate(6)	Maturity Date	Fair Value at
Principal						March 31, 2021	December 31, 2020
2021	2020

90.6	89.7	311 South Wacker Mezzanine	Office	4.70% + LIBOR	6/7/2021	$87.7	$86.5
60.0	60.0	River North Point Junior Mezzanine	Office	4.30% + LIBOR	7/9/2021	60.0	59.2
67.7	68.6	Blackstone RioCan Retail Portfolio Mezzanine	Retail	4.65% + LIBOR	7/9/2021	65.8	66.5
60.0	60.0	SoNo Collection Mezzanine	Retail	6.75% + LIBOR	8/6/2021	60.0	60.0
124.7	124.7	Project Glacier Mezzanine	Industrial	4.40% + LIBOR	10/9/2021	124.7	124.7
16.7	16.7	Liberty Park	Office	6.08%	11/9/2021	16.6	16.6
125.0	125.0	State Street Financial Center Mezzanine	Office	6.50%	11/10/2021	121.9	122.0
54.3	54.3	SCG Oakland Portfolio	Office	4.25% + LIBOR	3/1/2022	54.3	54.3
20.0	20.0	Modera Observatory Park Mezzanine	Apartments	4.34% + LIBOR	6/10/2022	19.7	19.7
17.1	—	San Diego Office Portfolio Mezzanine	Office	2.45% + LIBOR	8/9/2022	16.0	16.1
51.2	—	San Diego Office Portfolio Senior Loan	Office	2.45% + LIBOR	8/9/2022	51.5	51.6
20.8	20.8	Rosemont Towson Mezzanine	Apartments	4.15% + LIBOR	9/9/2022	20.7	20.7
31.3	33.8	Colony New England Hotel Portfolio Mezzanine	Hotel	2.80% + LIBOR	11/9/2022	29.6	30.5
93.9	101.4	Colony New England Hotel Portfolio Senior Loan	Hotel	2.80% + LIBOR	11/9/2022	94.4	99.4
33.9	33.9	Exo Apartments Mezzanine	Apartments	2.30% + LIBOR	1/9/2023	32.2	32.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

		Borrower	Property Type	Interest Rate(6)	Maturity Date	Fair Value at
Principal						March 31, 2021	December 31, 2020
2021	2020
101.6	101.6	Exo Apartments Senior Loan	Apartments	2.30% + LIBOR	1/9/2023	$103.3	$102.9
13.5	13.4	Five Oak Mezzanine	Office	2.35% + LIBOR	4/9/2023	13.5	13.4
30.6	30.6	1330 Broadway Mezzanine	Office	5.01% + LIBOR	8/10/2023	30.2	30.2
—	82.0	Great Value Storage Portfolio Mezzanine	Storage	7.875%	12/6/2023	—	73.8
85.0	85.0	Park Avenue Tower Mezzanine	Office	4.35% + LIBOR	3/9/2024	85.0	85.0
45.7	—	5 Points Towers Mezzanine	Apartments	5.50% + LIBOR	3/9/2024	45.8	—
69.6	69.6	BREP VIII Industrial Loan Facility Mezzanine	Industrial	5.00% + LIBOR	3/9/2026	69.6	69.6
20.0	20.0	Aspen Lake Office Portfolio Mezzanine	Office	8.250%	3/10/2028	20.0	20.0
95.0	95.0	Merritt on the River Office Portfolio Mezzanine	Office	8.000%	8/1/2028	87.0	87.0
100.0	100.0	Charles River Plaza North Mezzanine	Office	6.080%	4/6/2029	100.0	100.0
53.0	53.0	Sol y Luna	Apartments	6.550%	1/6/2030	50.7	51.5
TOTAL LOANS RECEIVABLE (Cost $1,481.3 and $1,527.6)						$1,460.2	$1,493.2
LOANS RECEIVABLE WITH RELATED PARTIES—0.2% and 0.3%

		Related Party	Property Type	Interest Rate(6)	Maturity Date	Fair Value at
Principal						March 31, 2021	December 31, 2020
2021	2020

$36.5	$36.5	MRA Hub 34 Holding, LLC	Office	2.50% + LIBOR	9/1/2022	$36.5	$36.5
32.8	32.8	THP Student Housing, LLC	Apartment	3.20%	9/1/2024	32.9	32.5
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES (Cost $69.3 and $69.3)						$69.4	$69.4
TOTAL INVESTMENTS (Cost $22,178.4 and $21,967.9)						$26,103.5	$25,550.7
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
(7)Medical Office Building ("MOB").

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Account’s financial condition and results of operations should be read together with the Consolidated Financial Statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, and the section of the Account’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”) entitled “Item 1A. Risk Factors.” The past performance of the Account is not indicative of future results.
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
Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended March 31, 2021 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.
ABOUT THE TIAA REAL ESTATE ACCOUNT
The Account was established, under the laws of New York, in February 1995 as a separate account of TIAA and interests in the Account were first offered to eligible contract owners on October 2, 1995. The Account offers individual and group accumulating annuity contracts (with contributions made on a pre-tax or after-tax basis), as well as individual lifetime and term-certain variable payout annuity contracts (including the payment of death benefits to beneficiaries). Investors are entitled to transfer funds to or from the Account under certain circumstances. Funds invested in the Account for each category of contract are expressed in terms of units, and unit values will fluctuate depending on the Account’s performance.
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
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. Management intends that the Account will not hold more than 10% of net assets in such securities on a long-term basis. As of March 31, 2021, the Account did not hold any publicly traded REIT securities or CMBS.
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
Foreign Investments. The Account may also make foreign real estate and foreign real estate-related investments and foreign liquid, fixed-income investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management doesn't intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of March 31, 2021, the Account did not hold any foreign real estate investments.
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
FIRST QUARTER 2021 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook

Key Macro Economic Indicators*	Actuals		Forecast
	2020	1Q 2021	2021	2022
Economy(1)
Gross Domestic Product ("GDP")	(3.5)%	5.4%	6.2%	4.0%
Employment Growth (Contraction) (3)	(785)	1,617	560	275
Unemployment Rate	6.0%	6.0%	5.5%	4.2%
Interest Rates(2)
10 Year Treasury	0.9%	1.3%	1.8%	2.1%
Sources: Bloomberg, BEA, Bureau of Labor Statistics (“BLS”), Federal Reserve and Moody’s Analytics
*Data subject to revision
(1)GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while annual values represent a twelve-month average.
(2)Treasury rates are an average over the stated period.
(3)Values presented in thousands.
Expectations for U.S. economic growth in 2021 are becoming increasingly optimistic. Fueled by a massive fiscal expansion and rapid vaccine deployment, the U.S. economy may set the pace this year for the global economic recovery from the COVID-19 pandemic. GDP is projected to increase by 5.4% quarter-over-quarter in Q1 2021 and be positive year-over-year (a 0.1% increase as of Q1 2021) for the first time since the COVID-19 pandemic began.

The labor market has restored almost 14 million of the 21 million jobs lost at the beginning of the COVID-19 pandemic, as measured by non-farm employment, bringing the unemployment rate to 6.0% as of March 2021. The economy is projected to have gained 1.62 million jobs in the first quarter of 2021, according to the March 2021 non-farm payroll measurement from the BLS.
As of March 31, 2021, the 7-day averages of COVID-19 cases and deaths are 65,000 and 950, respectively, representing a significant decrease from their previous highs, of 250,000 and 3,500. As of March 31, 2021, 97.5 million American adults have received at least one dose of the COVID-19 vaccine. Mitigation strategies are being rolled back in most states as more adults become vaccinated. Additionally, Congress passed the American Rescue Plan Act signed in early March. The stimulus, which included provisions such as $350 billion of support for state and city budgets and $1,400 in direct payments to individuals who make $75,000 or less, has raised GDP growth expectations and will likely accelerate the economic recovery with the housing and logistic sectors as prime beneficiaries. Even before the various aid provisions in that bill took effect, personal incomes have also increased, causing both spending and savings rates to remain historically high.
Forecasts for economic growth have been pulled forward into the first half of this year. Financial markets have rotated out of last year’s winners into more economically sensitive sectors, with energy the biggest winner so far. Projected GDP growth in 2021, which could be the highest in more than a decade, may translate into high corporate earnings growth. This could ease equity market valuations, push stock prices higher, or some combination of both. However, there are also downsides to the upside scenario. Improved growth expectations could also lead to rising interest rates and potentially higher inflation.
Inflation is almost certain to rise in 2021. As the weaker economic data from the first half of last year roll out of the 12-month observation period, year-on-year inflation will almost certainly increase. With that said, in the second quarter of 2021, inflation may remain modest as some pandemic-related restrictions will remain. The more significant concern is that inflation may continue to rise this summer as more consumers shift their spending from goods to services, which will likely produce a relative shift in price pressures that could cause overall price levels to rise. This is especially true if businesses encounter difficulty quickly expanding their operating capacity in the face of a sudden increase in demand. Small business surveys already show this becoming an issue as employers are having trouble finding new workers to fill open slots, and a large number of those businesses expect to raise their prices in the next few months.
Real Estate Market Conditions and Outlook
We expect that a strong U.S. economic recovery will benefit real estate prices overall. As the vaccine is widely administered and COVID-19 pandemic-related restrictions are removed, the U.S. real estate recovery is expected to track with the broader economic recovery; however, we expect certain regions, cities, and property types to continue to outperform and others to continue to underperform. Commercial real estate should benefit from a low-interest-rate environment, attracting more investors to the space as they seek higher-yielding alternatives relative to fixed income assets.
The COVID-19 pandemic severely impacted real estate property types that depend on social interactions such as retail and lodging, but while the retail has sector has continued to struggle, the lodging sector is showing signs that it will recover more quickly. Simultaneously, the COVID-19 pandemic has accelerated online shopping, the movement to the suburbs and Sunbelt cities, and the shift to the digital economy. As a result, warehouse, single-family rentals, and data center values have risen since the onset of the crisis and have continued to outperform during recent quarters. Additionally, health care and medical research spending is increasing, which has benefited the life science and medical office sectors. According to Real Capital Analytics, real estate transaction volumes were down 32% in 2020 relative to 2019. During this period, apartments and industrial captured almost 60% of total U.S. transaction volumes, illustrating the strong investor interest in these two property types.
For the quarter ending March 31, 2021, the Account’s directly held real estate assets generated a return of 2.57%.

Data for the Account’s top five markets in terms of market value as of March 31, 2021 are provided below. The five markets presented below represent 42.5% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 91.1% leased.

Top 5 Metro Areas by Fair Market Value(1)	Account % Leased Fair Value Weighted(2)	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio(3)	Metro Area Fair Value as a % of Total Investments
Washington-Arlington-Alexandria, DC-VA-MD-WV	82.9%	17	11.0%	9.7%
Los Angeles-Long Beach-Anaheim, CA	85.2%	18	10.2%	9.0%
Boston-Cambridge-Newton, MA-NH	88.9%	8	7.5%	6.6%
New York-Newark-Jersey City, NY-NJ-PA	83.0%	12	7.3%	6.5%
San Francisco-Oakland-Hayward, CA	92.6%	10	6.5%	5.7%
(1)The table above has been standardized to depict metropolitan statistical area ("MSA") definitions. Prior iterations of this table presented metropolitan divisions, which represent a subset of the larger MSA.
(2)Weighted by fair value, which differs from the calculations provided for market comparisons to CoStar and RealPage data and are used here to reflect the fair value of the Account’s monetary investments in those markets.
(3)Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.
Office
As the effects of the COVID-19 pandemic remain, it is expected that office vacancy will continue to trend at a high rate through 2021 and into 2022. While many states have opened sufficiently to allow employees back into physical offices, many companies are moving cautiously and planning for gradual reentry into the office throughout 2021. As a result, companies are continuing to invest in telecommuting options and infrastructure to facilitate remote work (e.g. new hardware, additional data storage), which will likely persist after the pandemic subsides. Companies may begin requiring less space due to reduced on-site employee presence, however, some companies may require additional space to better facilitate open-office concepts that incorporate distancing between employees. The continued uncertainty around demand for office space is expected to keep investment volume in the sector low through 2021.
Vacancy nationwide increased from 11.2% in the fourth quarter of 2020 to 11.9% in the first quarter of 2021, as reported by CoStar. New construction effectively stalled with the arrival of the COVID-19 pandemic, but the completion of construction already underway has continued to deliver new supply into a weak leasing environment. The new supply continues to be the main driver behind the national vacancy increase. The vacancy rate of the Account’s office portfolio decreased to 14.0% in the first quarter of 2021, as compared to 14.8% in the prior quarter, driven primarily by new leases, most notably in the New York and Los Angeles metro area. The above-average vacancy rate in the New York metro area is driven by two properties currently undergoing redevelopment to increase the long term value of the properties. The vacancy rate in the New York metro will remain elevated over the near term as legacy tenants fully vacate the properties and redevelopment efforts continue.
As of March 31, 2021, the Account's rents from office tenants were not materially affected by the COVID-19 pandemic, but the duration of the effects of the COVID-19 pandemic remain unknown. Tenants requesting rent relief have generally requested rent deferrals for a limited period of time (i.e., less than six months), with the unpaid rent to be paid over the duration of the remaining lease. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions.

			Account Square Foot Weighted Average Vacancy		Market Vacancy(2)
Top 5 Office Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q1 2021	Q4 2020	Q1 2021	Q4 2020
Account / Nation			14.0%	14.8%	11.9%	11.2%
Boston-Cambridge-Newton, MA-NH	$1,489.7	5.7%	12.7%	12.5%	9.4%	8.7%
Washington-Arlington-Alexandria, DC-VA-MD-WV	1,482.4	5.7%	11.2%	13.0%	14.5%	13.8%
New York-Newark-Jersey City, NY-NJ-PA	1,101.7	4.2%	27.6%	35.9%	11.3%	9.8%
San Francisco-Oakland-Hayward, CA	1,033.9	4.0%	6.3%	4.5%	12.4%	10.4%
Los Angeles-Long Beach-Anaheim, CA	853.6	3.3%	13.4%	9.9%	12.9%	12.2%
(1)The table above has been standardized to depict metropolitan statistical area ("MSA") definitions. Prior iterations of this table presented metropolitan divisions, which represent a subset of the larger MSA.
(2)Source: CoStar. Market vacancy is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space.
Industrial
The industrial sector continues to demonstrate resiliency through the COVID-19 pandemic. The pandemic has accelerated consumers' long-term shift to e-commerce, and this shift has allowed demand for industrial space to remain stable. When compared against the other three core real estate sectors, the industrial sector is best positioned to weather the economic uncertainty caused by the COVID-19 pandemic. Investors continue to view the sector favorably.
The national industrial availability rate decreased slightly in the first quarter of 2021 to 5.4%, down from 5.6% in the prior quarter, as reported by CoStar. The average vacancy rate of the industrial properties held by the Account dropped from 9.1% in the fourth quarter of 2020 to 5.1% in the first quarter of 2021, due to new leases totaling just over one million square feet.
As of March 31, 2021, the Account's rents from industrial tenants were not materially affected by the COVID-19 pandemic, but the duration of the effects of the COVID-19 pandemic remain unknown. Tenants requesting rent relief have generally requested rent deferrals for a limited period of time (i.e., less than six months), with the unpaid rent to be paid over the duration of the remaining lease. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions, though demand for industrial space has been relatively steady throughout the pandemic.

			Account Square Foot Weighted Average Vacancy		Market Vacancy(2)
Top 5 Industrial Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q1 2021	Q4 2020	Q1 2021	Q4 2020
Account / Nation			5.1%	9.1%	5.4%	5.6%
Riverside-San Bernardino-Ontario, CA	$1,130.9	4.3%	0.0%	13.8%	3.4%	3.6%
Seattle-Tacoma-Bellevue, WA	451.0	1.7%	2.9%	2.9%	5.4%	5.4%
Los Angeles-Long Beach-Anaheim, CA	428.9	1.6%	7.6%	7.1%	2.9%	3.3%
Dallas-Fort Worth-Arlington, TX	357.5	1.4%	—%	3.9%	6.7%	7.2%
Miami-Fort Lauderdale-West Palm Beach, FL	283.7	1.1%	2.7%	0.8%	5.2%	5.5%
(1)The table above has been standardized to depict MSA definitions. Prior iterations of this table presented metropolitan divisions, which represent a subset of the larger MSA.
(2)Source: CoStar. Market vacancy is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space.
Multi-Family
Apartment demand is driven by a combination of economic and demographic forces including job growth, household formations, and changes in the U.S. homeownership rate. Lost wages due to the COVID-19 pandemic resulted in a demand for more affordable housing inventory. Urban submarkets were impacted more than suburban submarkets as amenities normally associated with urban living became limited (i.e. entertainment, restaurants/bars, public transit) and people desired areas with more living space as they began spending more time at home. Student housing properties are also challenged by the pandemic, as many universities opted to utilize remote learning options for the near term. The multi-family sector is expected to hit a full recovery by 2022 as the economy rebounds, and the recovery is expected to be led by the suburban submarkets through 2021.
The national apartment vacancy rate remained relatively flat from fourth quarter 2020 to first quarter 2021, increasing slightly from 4.4% to 4.5%, as reported by RealPage. This can be attributed to low vacancy and moderate growth in the more affordable markets. The vacancy rate of the Account’s apartment properties decreased to 7.5% in the first quarter of 2021 as compared to 8.4% in the prior quarter, driven by new leases, particularly at student housing properties as COVID-19 pandemic-related restrictions are lifted and students return to housing.
As of March 31, 2021, the Account's rents from multifamily tenants were not materially affected by the COVID-19 pandemic, but the duration of the effects of the COVID-19 pandemic remain unknown. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions. Rent concessions for new and existing tenants have moderately increased in recent months in an effort to generate and keep occupancy.

			Account Units Weighted Average Vacancy		Market Vacancy(2)
Top 5 Apartment Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q1 2021	Q4 2020	Q1 2021	Q4 2020
Account / Nation			7.5%	8.4%	4.5%	4.4%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$750.4	2.9%	8.9%	7.9%	5.4%	5.2%
Los Angeles-Long Beach-Anaheim, CA	659.6	2.5%	6.4%	8.6%	4.6%	4.5%
Miami-Fort Lauderdale-West Palm Beach, FL	562.0	2.2%	7.2%	7.8%	4.8%	4.8%
Denver-Aurora-Lakewood, CO	456.8	1.7%	6.2%	5.5%	5.4%	5.1%
New York-Newark-Jersey City, NY-NJ-PA	331.6	1.3%	0.9%	2.8%	4.7%	4.0%

(1)The table above has been standardized to depict MSA definitions. Prior iterations of this table presented metropolitan divisions, which represent a subset of the larger MSA.
(2)Source: RealPage. Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units.
Retail
While all core real estate sectors have been negatively impacted by the COVID-19 pandemic to some degree, the impact to the retail sector has been especially pronounced. Retailers have attempted to find alternative ways to deliver products to customers through e-commerce solutions, but retail is still highly dependent on customer traffic in stores to generate revenue. Most states have reopened sufficiently to allow for customer traffic to return, but some consumers remain hesitant to venture into enclosed spaces, and most states still maintain strict occupancy limits, although those limits are beginning to increase as restrictions ease. Traditional retail was facing ongoing challenges from e-commerce platforms long before the COVID-19 pandemic, and the pandemic has accelerated the shift in consumers' preferences from brick-and-mortar retail to digital storefronts. However, there is an expectation that brick-and-mortar retail locations will begin seeing more traffic in 2021. As COVID-19 restrictions gradually ease and rollout of the COVID-19 vaccines progress, we expect that consumers will desire a more physical buying experience. New retail concepts, health and wellness, grocery stores, and quick services restaurants, among others, are expected to repurpose space vacated by previous retailers, eliminating the immediate need for new inventory.
The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers. The retail portfolio is managed to minimize significant exposure to any single retailer. The Account has over 1,100 retailers across its portfolio, with its largest retail exposure comprising less than 5.0% of total retail rentable area. The Account’s retail vacancy increased to 11.0% in the first quarter of 2021 from 7.3% in the prior quarter, primarily driven by scheduled lease expirations.
During the quarter ended March 31, 2021, requests for rent relief were more common among retail tenants than other sectors. Tenants requesting rent relief have generally requested rent deferrals for a limited period of time (i.e., less than six months), with the unpaid rent to be paid over the duration of the remaining lease. If the severity of the COVID-19 pandemic persists throughout 2021, the likelihood that tenants may request additional rent deferrals, rent concessions or default increases. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions. The Account is closely monitoring the collectability of accrued rental income and adjusting its allowances for uncollectible rent as needed.

			Account Units Weighted Average Vacancy		Market Vacancy(1)
	Total Exposure ($M)	% of Total Investments	Q1 2021	Q4 2020	Q1 2021	Q4 2020
All Retail			11.0%	7.3%	5.1%	5.1%
Lifestyle & Mall	$2,072.1	7.9%	14.1%	7.2%	5.1%	5.1%
Neighborhood, Community & Strip(2)	1,422.2	5.4%	8.8%	7.4%	7.6%	7.6%
Power Center(2)	585.1	2.2%	10.4%	7.1%	5.7%	5.5%
(1)Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account’s vacancy is the square foot-weighted percentage of unleased space.
(2)The Power Center designation is reserved for properties with three or more anchor units. Anchor units are leased to large retailers such as department stores, home improvement stores and warehouse clubs. Properties with the Neighborhood, Community and Strip designation consist of two or less anchor units.

Hotel
The impact of the COVID-19 pandemic on the hospitality sector has been especially severe among hotels that cater primarily to business travelers. Business travel has been curtailed significantly, with travel limited primarily to those who must travel for essential reasons. Business travel is likely to continue to be significantly depressed in the coming months, with businesses shifting to virtual meetings and conferences. Leisure travel has partially recovered domestically, benefiting from the inability of American travelers to travel overseas. All hotel operators are faced with rising costs from measures taken to mitigate the spread of the virus, and few operators are experiencing increases in revenue to offset those costs. Hotel revenues and occupancy rates will continue to be challenged over the near term, although improvements will start to be seen as the rollout of the COVID-19 vaccines progresses. Recovery in markets with significant drive-to destinations and outdoor attractions, such as beaches and mountains, are expected to be seen later in 2021, while we expect recovery will begin to even out across all markets by 2022 and 2023.
The Account's exposure to the hospitality sector is limited to one hotel in the Dallas metro area. The hotel is located in a business park in the Dallas metro area and caters largely to business travelers. Key metrics to track hotel performance include occupancy, the average daily rate (“ADR”) and revenue per available room (“RevPAR”). For the quarter ended March 31, 2021, occupancy of the property increased to 35.7%, as compared to 20.2% in the previous quarter. ADR and RevPAR were $107.45 and $48.62, respectively, for the first quarter of 2021, as compared to $92.21 and $26.06, respectively, in the prior quarter.
INVESTMENTS
As of March 31, 2021, the Account held 88.2% of its total investments in real estate and real estate joint ventures. The Account also held investments in loans receivable, including those with related parties, representing 5.8% of total investments, U.S. treasury securities representing 1.9% of total investments, real estate funds representing 1.8% of total investments, U.S. government agency notes representing 1.3% of total investments and a real estate operating business representing 1.0% of total investments.
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of March 31, 2021 was $2.4 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $3.0 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the Consolidated Schedules of Investments. Total outstanding principal on the Account’s portfolio as of March 31, 2021, inclusive of loans payable within the joint venture investments, was $5.4 billion, which represented a loan-to-value ratio of 18.2%.
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
The following table lists the Account's ten largest investments as of March 31, 2021. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Concentrations of Risk.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Fashion Show	50%	Las Vegas	NV	Retail	$967.2	$425.1	$542.1	3.7%	3.3%
Simpson Housing Portfolio	80%	Various	U.S.A.	Apartment	829.4	393.5	435.9	3.2%	2.9%
1001 Pennsylvania Avenue	100%	Washington	D.C.	Office	798.3	314.2	484.1	3.1%	2.8%
The Florida Mall	50%	Orlando	FL	Retail	784.5	151.5	633.0	3.0%	2.7%
Colorado Center	50%	Santa Monica	CA	Office	599.7	279.7	320.0	2.3%	2.1%
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	591.8	—	591.8	2.3%	2.0%
99 High Street	100%	Boston	MA	Office	532.4	285.9	246.5	2.1%	1.8%
Lincoln Centre	100%	Dallas	TX	Office	493.4	—	493.4	1.9%	1.7%
701 Brickell Avenue	100%	Miami	FL	Office	436.2	186.3	249.9	1.7%	1.5%
Four Oaks Place	51%	Houston	TX	Office	413.9	83.3	330.6	1.6%	1.4%
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

Results of Operations
Three months ended March 31, 2021 compared to three months ended March 31, 2020
Net Investment Income
The following table shows the results of operations for the three months ended March 31, 2021 and 2020 and the dollar and percentage changes for those periods (dollars in millions).

	For the Three Months Ended March 31,		Change
	2021	2020	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$288.8	$299.7	$(10.9)	(3.6)%
Real estate property level expenses:
Operating expenses	69.0	69.2	(0.2)	(0.3)%
Real estate taxes	54.8	50.1	4.7	9.4%
Interest expense	22.9	24.3	(1.4)	(5.8)%
Total real estate property level expenses	146.7	143.6	3.1	2.2%
Real estate income, net	142.1	156.1	(14.0)	(9.0)%
Income from real estate joint ventures and funds	45.1	55.2	(10.1)	(18.3)%
Interest	19.9	42.5	(22.6)	(53.2)%
Dividends	—	4.5	(4.5)	N/M
TOTAL INVESTMENT INCOME	207.1	258.3	(51.2)	(19.8)%
Expenses:
Investment management charges	17.2	17.2	—	—%
Administrative charges	14.8	11.7	3.1	26.5%
Distribution charges	8.3	7.6	0.7	9.2%
Mortality and expense risk charges	0.3	0.3	—	—%
Liquidity guarantee charges	13.9	16.2	(2.3)	(14.2)%
TOTAL EXPENSES	54.5	53.0	1.5	2.8%
INVESTMENT INCOME, NET	$152.6	$205.3	$(52.7)	(25.7)%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the three months ended March 31, 2021 and 2020. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2021	2020	$	%	2021	2020	$	%	2021	2020	$	%
Same Property	$260.2	$276.7	$(16.5)	(6.0)%	$60.9	$65.9	$(5.0)	(7.6)%	$50.0	$47.5	$2.5	5.3%
Properties Acquired	29.2	17.8	11.4	N/M	7.8	2.3	5.5	N/M	4.8	2.1	2.7	N/M
Properties Sold	(0.6)	5.2	(5.8)	N/M	0.3	1.0	(0.7)	N/M	—	0.5	(0.5)	N/M
Impact of Properties Acquired/Sold	28.6	23.0	5.6	N/M	8.1	3.3	4.8	N/M	4.8	2.6	2.2	N/M
Total Property Portfolio	$288.8	$299.7	$(10.9)	(3.6)%	$69.0	$69.2	$(0.2)	(0.3)%	$54.8	$50.1	$4.7	9.4%
N/M—Not meaningful

Rental Income:
Rental income decreased by $10.9 million, or 3.6%, when compared to the first quarter of 2020. Income from properties held in both periods declined $16.5 million, or 6.0%, primarily due to increases in rent concessions, most notably among the apartment portfolios, as an incentive to keep and generate occupancy. The Account's one hotel property also saw a steep decline in income due to decreased occupancy related to the COVID-19 pandemic.
Operating Expenses:
Operating expenses decreased $0.2 million, or 0.3%. Operating expenses among properties held in both periods were down $5.0 million, attributed to decreases in certain discretionary costs as a result of the COVID-19 pandemic. These declining costs, which include expenses such as marketing and maintenance, were most notable at the Account's one hotel property, as well as among properties within the office sector.
Real Estate Taxes:
Real estate taxes increased $4.7 million, or 9.4%, when compared to the same period in 2020, due to slight increases in property taxes across all sectors.
Interest Expense:
Interest expense decreased $1.4 million, or 5.8%, as a result of a lower average interest rates on outstanding principal balances of loans payable, as compared to the same period in 2020.
Income from Real Estate Joint Ventures and Funds:
Income from real estate joint ventures and funds decreased $10.1 million, or 18.3%, which is primarily attributed to the loss of income from DDRTC Core Retail Fund LLC, which was sold in the first quarter of 2020, paired with an overall decline in income from multiple retail joint ventures, particularly in the Southern market.
Interest and Dividend Income:
Interest income decreased $22.6 million due to the reduction of short-term securities held by the Account. Dividend income decreased $4.5 million, due to the Account selling its REIT holdings at the end of 2020.
Expenses:
Investment management, administrative and distribution costs are charged to the Account associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, as applicable, on an at cost basis. These expenses increased $3.8 million from the comparable period of 2020, primarily attributed to increased IT related expenses.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. Mortality and expense risk expenses remained unchanged between the comparative periods. Liquidity guarantee expenses decreased $2.3 million as a result of the decline in average net assets.
Net Realized and Unrealized Gains and Losses on Investments and Loans Payable
The following table shows the net realized and unrealized gains and losses on investments and loans payable for the three months ended March 31, 2021 and 2020 and the dollar and percentage changes for those periods (dollars in millions).

	For the Three Months Ended March 31,		Change
	2021	2020	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$3.0	$(59.2)	$62.2	N/M
Real estate joint ventures and funds	—	(460.3)	460.3	N/M
Marketable securities	—	35.2	(35.2)	N/M
Loans receivable	(0.7)	(1.6)	0.9	(56.3)
Total realized gain (loss) on investments:	2.3	(485.9)	488.2	N/M
Net change in unrealized appreciation (depreciation) on:
Real estate properties	287.8	196.7	91.1	46.3%
Real estate joint ventures and funds	58.3	300.5	(242.2)	(80.6)%
Marketable securities	—	(230.8)	230.8	N/M
Loans receivable	13.3	(10.6)	23.9	N/M
Loans receivable with related parties	—	(0.5)	0.5	N/M
Loans payable	3.5	45.7	(42.2)	(92.3)%
Net change in unrealized appreciation on investments and loans payable	362.9	301.0	61.9	20.6%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE	$365.2	$(184.9)	$550.1	N/M
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $290.8 million during the first quarter of 2021, compared to $137.5 million of net realized and unrealized gains during the comparable period of 2020. Net gains in the first quarter were driven by industrial properties in the Western and Southern region due to high demand for industrial properties from investors as the sector is viewed favorably.
Real Estate Joint Ventures and Funds:
Real estate joint ventures and funds experienced unrealized gains of $58.3 million during the first quarter of 2021, compared to $159.8 million of net realized and unrealized losses during the comparable period of 2020. Net gains in the first quarter of 2021 were primarily driven by the Account's joint venture investments in storage properties, as well as Western office properties and apartments in the Southern region. Retail values continue to struggle as market rents in the retail sector have flattened for several consecutive quarters. These unfavorable trends were present in retail prior to arrival of the COVID-19 pandemic and are likely to continue over the near term.
Marketable Securities:
The Account's marketable securities did not experience any realized or unrealized gains or losses in the first quarter of 2021. The Account sold its entire REIT portfolio in the fourth quarter of 2020 in order to prepare for a potential triggering of the liquidity guarantee. The Account's U.S. Treasuries, government agency notes and corporate bond holdings had a nominal impact due to the short and intermediate-term nature of these investments, respectively.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced net realized and unrealized gains of $12.6 million during the first quarter of 2021 compared to a $12.7 million of net realized and unrealized losses during the comparable period of 2020. Net gains are primarily attributed to the sale of the Great Value Storage Portfolio mezzanine loan in the first quarter of 2021, which had been in an unrealized loss position due to its default status.

Loans Payable:
Loans payable experienced unrealized gains of $3.5 million in the first quarter of 2021, compared to $45.7 million of unrealized gains during the comparable period of 2020. The recent gains are consistent with the rising average U.S. Treasury rates, which fell during the second half of 2020 but began to tick upward in the fourth quarter of 2020 and continued to rise during the first quarter of 2021.
Liquidity and Capital Resources
As of March 31, 2021 and December 31, 2020, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $0.9 billion and $0.8 billion representing 3.6% and 3.3% of the Account’s net assets at such dates, respectively. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and contract owner redemption requests (i.e., contract owner withdrawals or benefit payments). In addition, as disclosed in the Account's Form 10-K for the period ended December 31, 2020, the Account is able to meet its short-term and long-term liquidity needs through the Liquidity Guarantee provided by TIAA.
Net Income and Debt Outstanding
The Account’s net investment income is a source of liquidity for the Account. Net investment income was $152.6 million for the three months ended March 31, 2021, as compared to $205.3 million for the comparable period of 2020. The decrease in total net investment income is described more fully in the Results of Operations section.
The Account has $1.0 billion in two unsecured lines of credit, accessible as needed to fund the Account's near-term investment objectives, as further described in Note 10—Lines of Credit. As of March 31, 2021, the Account had no outstanding borrowings on either line of credit.
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
As of March 31, 2021, the Account’s loan-to-value ratio was 18.2%. The Account's loan-to-value ratio at any time is based on the outstanding principal amount of debt to the Account's total gross asset value, and excludes leverage, if any, employed by REITs and real estate funds in which the Account invests. The ratio will be measured at the time of any debt incurrence and will be assessed after giving effect thereto. The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets. In calculating outstanding indebtedness, we include only the Account’s actual percentage interest in any borrowings on a joint venture investment and not that of any joint venture partner. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving or other line of credit, management includes only amounts outstanding when calculating outstanding indebtedness.
The Account may borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of costs incurred in developing the property. Except for construction loans, any mortgage loans on a property will be non-recourse to the Account. For this purpose, non-recourse means that if there is a default on a loan in respect to a specific property, the lender will have recourse to (i.e., be able to foreclose on) only the property encumbered (or the joint venture owning the property), or to other specific Account properties that may have been pledged as security for the defaulted loan, but not to any other assets of the Account. Currently, TIAA, on behalf of the Account, maintains (i) a senior revolving unsecured line of credit pursuant to an existing credit agreement with a syndicate of third-party bank lenders, including JPMorgan Chase Bank, N.A., as administrative agent (the “Syndicated Credit Agreement”), and (ii) a stand-alone unsecured line of credit from JPMorgan Chase Bank, N.A. (the “JPM Credit Agreement”) (collectively, the “Credit Agreements”). The Account may use the proceeds of borrowings under the Credit Agreements for funding general organizational purposes of the Account in the ordinary course of business, including financing certain real estate portfolio investments. The Account may enter into additional unsecured lines of credit, credit facilities and term bank loans underwritten by one or more third-party lenders. In addition, from time to time, the Account may, if permitted by applicable insurance laws, borrow capital for operating or other needs by offering debt securities
As of March 31, 2021, there are three mortgage obligations secured by real estate investments wholly-owned by the Account maturing within the next twelve months. The Account has sufficient liquidity to meet its mortgage obligations.
Recent Transactions
The following describes transactions occurring during the first quarter of 2021 related to real estate properties, real estate joint ventures, real estate funds, loans receivable, and loans payable. Except as noted, expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. Dollar amounts are shown in millions.
Real Estate Properties and Joint Ventures
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price(1)
Arapahoe Medical Center(2)	3/30/2021	50.00%	Office	Centennial, CO	$7.1
(1)     The net purchase price represents the purchase price and closing costs.
(2)     Property held in Juniper MOB Portfolio.
Loans Receivable
Originations

Borrower Name	Origination Date	Interest Rate	Sector	Maturity Date	Amount
5 Points Tower Mezzanine	3/29/2021	5.50% + LIBOR	Apartment	03/09/2024	$45.8
Sales

Borrower Name	Sale Date	Interest Rate	Sector	Maturity Date	Amount
Great Value Storage Portfolio	3/08/2021	8.715%	Storage	12/6/2023	$82.0
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

In the Form 10-K for the year ended December 31, 2020, management identified the critical accounting policies which affect its significant estimates and assumptions used in preparing the Account’s financial statements. Certain of these accounting policies are described in Note 1—Organization and Significant Accounting Policies in this Form 10-Q.
There have been no material changes to these accounting policies from those disclosed in the Account's Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint ventures, funds, an operating business and loans receivable, including those with related parties, which, as of March 31, 2021, represented 96.8% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:
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
As of March 31, 2021, 3.2% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., government agency notes and corporate bond securities) and, when applicable, REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in Critical Accounting Policies section above and in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.
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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2021. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures provide reasonable assurance that material information required to be included in the Account's periodic reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
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
ITEM 1A. RISK FACTORS.
There have been no material changes from the Account’s risk factors as previously reported in the Account’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

	(I)	Form of OneIRA Non-Qualified Deferred Annuity Contract (and Rate Schedule)[14]
	(J)	(1) Form of Endorsement to Retirement Choice and Retirement Choice Plus Contracts for Custom Portfolios[16]
(2) Form of Endorsement to Retirement Choice and Retirement Choice Plus Certificates for Custom Portfolios[16]
	(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate[17]
	(L)	(1)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Annuity Contract[18]
(2)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Plus Annuity Contract[18]
	(M)	Form of Retirement Plan Loan Endorsement to Group Retirement Annuity Certificate[20]
	(N)	Form of Retirement Plan Loan Endorsement to Retirement Annuity Contract[21]
	(O)	Form of Retirement Plan Loan Endorsement to Supplemental Retirement Annuity Contract[22]
	(P)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[23]
	(Q)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[24]
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of February 21, 2018 (the "Independent Fiduciary Agreement"), between TIAA, on behalf of the registrant, and RERC, LLC[15]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.[8]
	(C)	Side Letter Agreement, dated as of September 22, 2020, between TIAA, on behalf of the registrant, and RERC, LLC extending the term of the Independent Fiduciary Agreement.[19]
(31)		Rule 13(a)Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications*(e)/ Rule 13a-15(e)/15d-15(e) Certifications*
(32)		Section 1350 Certifications*
(101)		The following financial information from the Quarterly Report on Form 10-Q for the period ended March 31, 2021 (Unaudited), formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities as of March 31, 2021 (Unaudited), (ii) the Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (Unaudited), (iii) the Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2021 and 2020 (Unaudited), (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (Unaudited), and (v) the Notes to the Consolidated Financial Statements (Unaudited).**

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
(20)Previously filed and incorporated herein by reference to Exhibit 4(M) to the Account’s Current Report on Form 10-K, filed with the Commission on March 11, 2021 (File No. 33-92990).
(21)Previously filed and incorporated herein by reference to Exhibit 4(N) to the Account’s Current Report on Form 10-K, filed with the Commission on March 11, 2021 (File No. 33-92990).
(22)Previously filed and incorporated herein by reference to Exhibit 4(O) to the Account’s Current Report on Form 10-K, filed with the Commission on March 11, 2021 (File No. 33-92990).
(23)Previously filed and incorporated herein by reference to Exhibit 4(P) to the Account’s Current Report on Form 10-K, filed with the Commission on March 11, 2021 (File No. 33-92990).
(24)Previously filed and incorporated herein by reference to Exhibit 4(Q) to the Account’s Current Report on Form 10-K, filed with the Commission on March 11, 2021 (File No. 33-92990).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 13th day of May 2021.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

May 13, 2021	By:	/s/ Liza M. Tyler
Liza M. Tyler Senior Managing Director, Lifetime Income, Teachers Insurance and Annuity Association of America (Principal Executive Officer)

May 13, 2021	By:	/s/ Austin P. Wachter
Austin P. Wachter Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)