Form 10-Q
period 2021-09-30
TIAA REAL ESTATE ACCOUNT
filed 2021-11-05
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021.
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
Yes ☐  No ☒

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)
(In millions, except per accumulation unit amounts)

	September 30,	December 31,
	2021	2020

ASSETS
Investments, at fair value:
Real estate properties (cost: $13,676.2 and $13,986.3)	$17,398.7	$16,476.7
Real estate joint ventures (cost: $5,415.1 and $5,021.9)	7,053.1	6,128.9
Real estate funds (cost: $579.9 and $373.3)	648.0	393.2
Real estate operating business (cost: $251.6 and $250.2)	286.0	250.0
Marketable securities (cost: $1,761.4 and $739.3)	1,761.3	739.3
Loans receivable (principal: $1,392.9 and $1,527.6)	1,378.7	1,493.2
Loans receivable with related parties (principal: $69.3 and $69.3)	69.4	69.4
Total investments (cost: $23,146.4 and $21,967.9)	$28,595.2	$25,550.7
Cash and cash equivalents	26.1	37.8
Due from investment manager	12.0	17.9
Other	294.9	331.4
TOTAL ASSETS	$28,928.2	$25,937.8
LIABILITIES
Loans payable, at fair value (principal outstanding: $2,324.2 and $2,381.3)	2,343.2	2,411.4
Accrued real estate property expenses	255.8	246.5
Payable for securities purchased	11.6	—
Other	37.2	36.0
TOTAL LIABILITIES	$2,647.8	$2,693.9
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	25,715.9	22,729.0
Annuity Fund	564.5	514.9
TOTAL NET ASSETS	$26,280.4	$23,243.9
NUMBER OF ACCUMULATION UNITS OUTSTANDING	52.9	52.0
NET ASSET VALUE, PER ACCUMULATION UNIT	$485.832	$436.722

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
INVESTMENT INCOME
Real estate income, net:
Rental income	$295.9	$295.0	$890.0	$906.0
Real estate property level expenses and taxes:
Operating expenses	67.7	66.5	200.3	196.6
Real estate taxes	52.6	53.3	159.3	157.3
Interest expense	21.6	24.1	68.1	74.0
Total real estate property level expenses and taxes	141.9	143.9	427.7	427.9
Real estate income, net	154.0	151.1	462.3	478.1
Income from real estate joint ventures	56.8	28.3	149.0	103.0
Income from real estate funds	6.9	4.8	11.6	7.5
Interest	19.7	20.7	60.4	85.0
Dividends	—	6.0	—	17.1
TOTAL INVESTMENT INCOME	237.4	210.9	683.3	690.7
Expenses:
Investment management charges	15.0	16.4	48.5	46.6
Administrative charges	12.3	10.9	38.8	34.2
Distribution charges	5.9	5.8	19.8	18.1
Mortality and expense risk charges	0.3	0.3	0.9	0.9
Liquidity guarantee charges	18.8	14.3	47.2	45.4
TOTAL EXPENSES	52.3	47.7	155.2	145.2
INVESTMENT INCOME, NET	185.1	163.2	528.1	545.5
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE
Net realized (loss) gain on investments:
Real estate properties	(9.2)	(3.0)	193.6	(61.0)
Real estate joint ventures	4.1	—	4.0	(454.9)
Real estate funds	—	—	—	(5.6)
Marketable securities	—	19.7	—	41.0
Loans receivable	—	—	(14.1)	(1.6)
Net realized (loss) gain on investments	(5.1)	16.7	183.5	(482.1)
Net change in unrealized appreciation (depreciation) on:
Real estate properties	540.1	(89.1)	1,232.1	(273.0)
Real estate joint ventures	421.0	(45.7)	575.2	32.7
Real estate funds	44.1	(11.0)	48.3	(30.1)
Real estate operating business	12.5	—	34.6	—
Marketable securities	—	1.5	(0.3)	(120.5)
Loans receivable	1.5	(9.2)	20.2	(31.4)
Loans receivable with related parties	—	0.4	—	0.4
Loans payable	(3.0)	(42.4)	11.0	(6.1)
Net change in unrealized appreciation (depreciation) on investments and loans payable	1,016.2	(195.5)	1,921.1	(428.0)
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE	1,011.1	(178.8)	2,104.6	(910.1)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,196.2	$(15.6)	$2,632.7	$(364.6)

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
FROM OPERATIONS
Investment income, net	$185.1	$163.2	$528.1	$545.5
Net realized (loss) gain on investments	(5.1)	16.7	183.5	(482.1)
Net change in unrealized appreciation (depreciation) on investments and loans payable	1,016.2	(195.5)	1,921.1	(428.0)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	1,196.2	(15.6)	2,632.7	(364.6)
FROM PARTICIPANT TRANSACTIONS
Premiums	690.1	401.1	2,155.2	1,533.0
Annuity payments	(11.8)	(11.8)	(35.5)	(35.9)
Withdrawals and death benefits	(509.4)	(1,158.2)	(1,715.9)	(5,012.1)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	168.9	(768.9)	403.8	(3,515.0)
NET INCREASE (DECREASE) IN NET ASSETS	1,365.1	(784.5)	3,036.5	(3,879.6)
NET ASSETS
Beginning of period	24,915.3	24,212.8	23,243.9	27,307.9
End of period	$26,280.4	$23,428.3	$26,280.4	$23,428.3

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$2,632.7	$(364.6)
Adjustments to reconcile net changes in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gain) loss on investments	(183.5)	482.1
Net change in unrealized (appreciation) depreciation on investments and loans payable	(1,921.1)	428.0
Purchase of real estate properties	(128.9)	(1,092.7)
Capital improvements on real estate properties	(203.3)	(179.7)
Proceeds from sale of real estate properties	836.3	350.3
Purchases of long term investments	(591.4)	(852.0)
Proceeds from long term investments	38.4	1,658.2
Purchases and originations of loans receivable	(256.4)	(114.8)
Proceeds from sales of loans receivable	294.5	63.0
Proceeds from payoffs of loans receivable	82.5	20.0
(Increase) decrease in marketable securities	(1,022.2)	3,447.9
Net change in due to/from investment manager	5.9	7.3
Increase in payable for securities purchased	11.6	—
Decrease (increase) in other assets	38.4	(43.2)
Increase in other liabilities	10.1	18.3
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(356.4)	3,828.1
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	—	540.0
Payments on line of credit	—	(699.0)
Mortgage loan proceeds received	39.7	—
Payments of mortgage loans	(96.9)	(165.0)
Premiums	2,155.2	1,533.0
Annuity payments	(35.5)	(35.9)
Withdrawals and death benefits	(1,715.9)	(5,012.1)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	346.6	(3,839.0)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9.8)	(10.9)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period cash, cash equivalents and restricted cash	61.1	40.4
Net decrease in cash, cash equivalents and restricted cash	(9.8)	(10.9)
End of period cash, cash equivalents and restricted cash	$51.3	$29.5
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$71.2	$74.0
Mortgage loan assumed as part of real estate acquisition	$—	$289.6
Loan receivable converted to equity in real estate investment	$—	$(1.7)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	As of September 30,
	2021	2020
Cash and cash equivalents	$26.1	$8.0
Restricted cash(1)	25.2	21.5
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$51.3	$29.5
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
The Consolidated Financial Statements of the Account as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Account’s annual report on Form 10-K for the year ended December 31, 2020.
Use of Estimates: The Consolidated Financial Statements were prepared in accordance with GAAP, which requires the use of estimates made by management. Actual results may vary from those estimates and such differences may be material.
The outbreak of the novel coronavirus (commonly known as “COVID-19”) and the subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the first quarter of 2020. During the second and third quarters of 2020, the Account received multiple requests for rent and loan payment relief as a result of the COVID-19 pandemic; however, the requests were minimal during the fourth quarter of 2020 and the first nine months of 2021. Requests have generally been comprised of deferrals, with payments generally postponed for a brief period (i.e., less than six months) and then repaid over the remaining duration of the contract.
As of September 30, 2021, the Account has not had material exposure to rent concessions, tenant defaults or loan defaults. The long-term duration and impact of the ongoing COVID-19 pandemic cannot be reasonably estimated at this time. The ultimate impact of the COVID-19 pandemic and the extent to which the COVID-19 pandemic impacts the Account’s business, results of operations, investments, and cash flows will depend on future developments, which are highly uncertain and difficult to predict.
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
Real Estate Operating Business—The Account has a non-controlling ownership interest in one real estate operating business. The Account records contributions into the business as increases to the cost basis of its investment. Distributions are characterized by the business as either income, capital gains, or return of capital. Distributions classified as income are presented within income from operating business in the Account’s Consolidated Statements of Operations. Distributions identified as capital gains are presented as realized gains in the Account’s Consolidated Statements of Operations. Distributions identified as returns of capital are recorded as a reduction to the cost basis of the investment. Unrealized gains and losses are recorded based upon the changes in the fair value of the enterprise value of the business.
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
Recent Accounting Pronouncements: In July 2021, the FASB issued ASU 2021-05—Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments (“ASU 2021-05”). The amendments in ASU 2021-05 amend the lease classification requirements for lessors to align them with practice under Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if certain criteria are met. When a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset, and, therefore, does not recognize a selling profit or loss. The amendments are effective for fiscal years beginning after December 15, 2021, for all entities, and interim periods within those fiscal years for public business entities. Entities that have adopted Topic 842 before the issuance date of ASU 2016-05 have the option to apply the amendments either (1) retrospectively to leases that commenced or were modified on or after the adoption of Update 2016-02 or (2) prospectively to leases that commence or are modified on or after the date that an entity first applies the amendments. Management does not expect the guidance to materially impact the Account.
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
The Account has loans receivable outstanding with related parties as of September 30, 2021. The loans are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies. The following table presents the key terms of the loans as of the reporting date (in millions):

		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
Principal						September 30, 2021	December 31, 2020
2021	2020

36.5	36.5	MRA Hub 34 Holding, LLC	95.00%	2.50% + LIBOR	9/1/2022	$36.5	$36.5
32.8	32.8	THP Student Housing, LLC	97.00%	3.20%	9/1/2024	32.9	32.9
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						$69.4	$69.4
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
As of September 30, 2021, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry.
The Account’s wholly-owned real estate investments and investments in joint ventures are located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of September 30, 2021:

Diversification by Fair Value(1)
	West	East	South	Midwest	Total
Office	13.1%	17.5%	5.7%	0.1%	36.4%
Apartment	8.8%	6.9%	8.4%	1.0%	25.1%
Industrial	11.9%	2.0%	4.8%	1.0%	19.7%
Retail	5.1%	3.1%	6.3%	0.8%	15.3%
Other(2)	1.3%	0.7%	1.4%	0.1%	3.5%
Total	40.2%	30.2%	26.6%	3.0%	100.0%

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
Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY.
Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV.
Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX.
Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI.
Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2051. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, as of September 30, 2021 and December 31, 2020 are as follows (in millions):

	As of
Years Ended	September 30, 2021		December 31, 2020
2021	$157.1	(1)	$638.6
2022	611.5		576.0
2023	560.1		504.6
2024	487.0		430.2
2025	408.3		353.2
Thereafter	1,385.3		1,037.6
Total	$3,609.3		$3,540.2
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
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (in millions):

	As of
	September 30, 2021	December 31, 2020

Assets:
Right-of-use assets, at fair value	$38.2	$36.8
Liabilities:
Ground lease liabilities, at fair value	$38.2	$36.8
Key Terms:
Weighted-average remaining lease term (years)	68.7	69.4
Weighted-average discount rate(1)	7.79%	8.05%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.
For the nine months ended September 30, 2021 and 2020, operating lease costs related to ground leases were $1.7 million and $1.6 million, respectively. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (in millions):

	As of
	September 30, 2021		December 31, 2020
Years Ended
2021(1)	$0.6	(1)	$2.2
2022	2.3		2.3
2023	2.4		2.3
2024	2.4		2.3
2025	2.4		2.3
Thereafter	427.6		402.8
Total	$437.7		$414.2
(1) Representative of minimum rents owed for the remaining months of the calendar year ending December 31, 2021.

In April 2020, the FASB staff released guidance focused on treatment of concessions related to the effects of the COVID-19 pandemic on the application of lease modification guidance in Accounting Standards Codification (“ASC”) 842, “Leases.” The guidance provides a practical expedient to forgo the associated reassessments required by ASC 842 when changes to a lease result in similar or lower future consideration. There was no material exposure to rent concessions or lease defaults for tenants impacted by the COVID-19 pandemic for the nine months ended September 30, 2021.
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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3); and fair value using the practical expedient (millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at September 30, 2021
Real estate properties	$—	$—	$17,398.7	$—	$17,398.7
Real estate joint ventures	—	—	7,053.1	—	7,053.1
Real estate funds	—	—	—	648.0	648.0
Real estate operating business	—	—	286.0	—	286.0
Marketable securities:
U.S. government agency note	—	547.6	—	—	547.6
Foreign government agency notes	—	5.2	—	—	5.2
U.S. treasury securities	—	729.7	—	—	729.7
Corporate bonds	—	478.8	—	—	478.8
Loans receivable(1)	—		1,448.1	—	1,448.1
Total Investments at September 30, 2021	$—	$1,761.3	$26,185.9	$648.0	$28,595.2
Loans payable	$—	$—	$(2,343.2)	$—	$(2,343.2)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2020
Real estate properties	$—	$—	$16,476.7	$—	$16,476.7
Real estate joint ventures	—	—	6,128.9	—	6,128.9
Real estate funds	—	—	—	393.2	393.2
Real estate operating business	—	—	250.0	—	250.0
Marketable securities:
U.S. government agency notes	—	157.0	—	—	157.0
U.S. treasury securities	—	582.3	—	—	582.3
Loans receivable(1)	—	—	1,562.6	—	1,562.6
Total Investments at December 31, 2020	$—	$739.3	$24,418.2	$393.2	$25,550.7
Loans payable	$—	$—	$(2,411.4)	$—	$(2,411.4)
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.
The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable
For the three months ended September 30, 2021
Beginning balance July 1, 2021	$17,029.8	$6,482.6	$273.5	$1,391.8	$25,177.7	$(2,388.2)
Total realized and unrealized gains (losses) included in changes in net assets	530.9	425.1	12.5	1.5	970.0	(3.0)
Purchases(1)	112.8	180.5	—	92.7	386.0	(39.7)
Sales	(274.8)	—	—	—	(274.8)	—
Settlements(2)	—	(35.1)	—	(37.9)	(73.0)	87.7
Ending balance September 30, 2021	$17,398.7	$7,053.1	$286.0	$1,448.1	$26,185.9	$(2,343.2)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable
For the nine months ended September 30, 2021
Beginning balance January 1, 2021	$16,476.7	$6,128.9	$250.0	$1,562.6	$24,418.2	$(2,411.4)
Total realized and unrealized gains (losses) included in changes in net assets	1,425.7	579.2	34.6	6.1	2,045.6	11.0
Purchases(1)	332.6	380.4	1.4	256.4	970.8	(39.7)
Sales	(836.3)	—	—	(294.5)	(1,130.8)	—
Settlements(2)	—	(35.4)	—	(82.5)	(117.9)	96.9
Ending balance September 30, 2021	$17,398.7	$7,053.1	$286.0	$1,448.1	$26,185.9	$(2,343.2)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the three months ended September 30, 2020
Beginning balance July 1, 2020	$16,748.6	$6,024.6	$1,578.2	$24,351.4	$(2,457.0)	$(291.0)
Total realized and unrealized losses included in changes in net assets	(92.1)	(45.6)	(8.8)	(146.5)	(42.4)	—
Purchases(1)	55.4	15.0	3.5	73.9	—	—
Sales	3.1	—	—	3.1	—	—
Settlements(2)	—	(0.2)	(3.3)	(3.5)	3.7	200.0
Ending balance September 30, 2020	$16,715.0	$5,993.8	$1,569.6	$24,278.4	$(2,495.7)	$(91.0)

	Real Estate Properties	Real Estate Joint Ventures	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the nine months ended September 30, 2020
Beginning balance January 1, 2020	$15,835.0	$7,204.2	$1,572.1	$24,611.3	$(2,365.0)	$(250.0)
Total realized and unrealized losses included in changes in net assets	(334.0)	(422.1)	(32.6)	(788.7)	(6.1)	—
Purchases(1)	1,564.3	57.0	114.8	1,736.1	(289.6)	(540.0)
Sales	(350.3)	—	(64.7)	(415.0)	—	—
Settlements(2)	—	(845.3)	(20.0)	(865.3)	165.0	699.0
Ending balance September 30, 2020	$16,715.0	$5,993.8	$1,569.6	$24,278.4	$(2,495.7)	$(91.0)
(1)Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable and assumption of loans payable.
(2)Includes operating income for real estate joint ventures net of distributions, principal payments and payoffs of loans receivable, and principal payments and extinguishment of loans payable.
(3)Amount shown is reflective of loans receivable and loans receivable with related parties.
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of September 30, 2021.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.8% - 9.5% (6.7%) 4.5% - 8.5% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 8.0% (5.1%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.0% - 8.5% (6.2%) 4.3% - 7.0% (4.9%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	2.8% - 6.8% (4.3%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 7.5% (6.1%) 4.0% - 6.5% (4.7%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.5% - 5.8% (4.2%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 11.8% (7.0%) 5.0% - 9.0% (5.7%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 9.0% (5.3%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.3% (10.3%) 7.8% (7.8%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.5% (7.5%)
Real Estate Operating Business		Income Approach—Discounted Cash Flow	Discount Rate Terminal Growth Rate	7.7% 4.0%
		Market Approach	EBITDA Multiple	17.0x

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	35.2% - 59.9% (46.6%) 1.8% - 3.7% (3.2%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	35.2% - 59.9% (46.6%) 1.2 - 1.5 (1.3)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	41.4% - 55.2% (46.9%) 3.3% - 3.7% (3.4%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	41.4% - 55.2% (46.9%) 1.3 - 1.4 (1.4)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	35.7% - 61.5% (45.1%) 2.1% - 3.0% (2.7%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	35.7% - 61.5% (45.1%) 1.3 - 1.5 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	37.7% - 73.1% (47.8%) 2.5% - 4.0% (3.4%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	37.7% - 73.1% (47.8%) 1.3- 1.8 (1.4)
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	40.5% - 91.8% (72.8%) 2.4% - 9.5% (5.7%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	29.4% - 68.4% (64.9%) 4.3% - 5.1% (4.6%)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	38.4% - 77.3% (50.0%) 2.5% - 8.6% (5.0%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	58.4% - 79.8% (66.4%) 3.6% - 7.2% (5.3%)
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of September 30, 2020.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.8% - 9.0% (6.7%) 4.0% - 8.3% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 8.0% (5.0%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.2% - 9.0% (6.6%) 4.3% - 7.3% (5.4%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 7.0% (4.8%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 7.8% (6.4%) 4.3% - 6.8% (5.1%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 6.0% (4.6%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 11.8% (6.8%) 5.0% - 9.4% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 11.5% (5.1%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.3% (10.3%) 7.8% (7.8%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.5% (7.5%)
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	34.5% - 55.4% (45.1%) 2.4% - 3.4% (3.0%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	34.5% - 55.4% (45.1%) 1.2 - 1.4 (1.3)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	31.4% - 59.2% (52.9%) 3.5% - 4.3% (3.6%)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	31.4% - 59.2% (52.9%) 1.2 - 1.5 (1.4)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	29.8% - 68.7% (47.9%) 2.6% - 3.4% (3.0%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	29.8% - 68.7% (47.9%) 1.2 - 1.6 (1.4)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	42.0% - 65.1% (46.5%) 2.8% - 3.9% (3.1%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	42.0% - 65.1% (46.5%) 1.3 - 1.6 (1.3)
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	49.5% - 91.8% (74.6%) 3.5% - 9.5% (6.4%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	31.2% - 90.2% (61.8%) 4.3% - 12.4% (8.1%)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	47.5% - 74.7% (63.5%) 3.2% - 7.0% (4.9%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	52.8% - 93.0% (84.7%) 5.3% - 9.3% (6.0%)
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
During the three and nine months ended September 30, 2021 and 2020, there were no transfers between Levels 1, 2 or 3.

The amount of total net unrealized gains (losses) included in changes in net assets relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(1)	Total Level 3 Investments	Loans Payable
For the three months ended September 30, 2021	$550.9	$419.6	$12.5	$1.2	$984.2	$(3.0)
For the nine months ended September 30, 2021	$1,350.8	$573.8	$34.6	$8.3	$1,967.5	$11.0
For the three months ended September 30, 2020	$(89.1)	$(10.0)	$—	$(8.8)	$(107.9)	$(42.4)
For the nine months ended September 30, 2020	$(322.0)	$(328.2)	$—	$(31.0)	$(681.2)	$(6.1)
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At September 30, 2021, the Account held investments in joint ventures with ownership interest percentages that ranged from 33.3% to 98.5%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a predetermined threshold.
A condensed summary of the results of operations of the joint ventures are shown below (millions):

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	2021	2020	2021	2020
Operating Revenue and Expenses
Revenues	$270.5	$246.6	$771.6	$782.9
Expenses	151.5	134.8	430.6	434.7
Excess of revenues over expenses	$119.0	$111.8	$341.0	$348.2
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
No financial support (such as loans or financial guarantees) was provided to the Funds during the nine months ended September 30, 2021. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are identified in Note 13—Commitments and Contingencies.

The carrying amount and maximum exposure to loss relating to unconsolidated VIEs in which the Account holds a variable interest but is not the primary beneficiary were as follows at September 30, 2021 (in millions):

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
LCS SHIP Venture I, LLC (90.0% Account Interest)	$227.8	$227.8	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Veritas - Trophy VI, LLC (90.4% Account Interest)	$60.8	$60.8	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles metropolitan statistical area ("MSA").
			The Account is not permitted to sell or transfer its interest in the fund until August 2022. After this date, the Account can sell or transfer its interest in the fund with the consent and approval of the manager.

SP V - II, LLC (61.8% Account Interest)	$76.8	$76.8	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.
			Liquidation estimated to begin no earlier than 2022.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Taconic New York City GP Fund, LP (60.0% Account Interest)	$30.0	$30.0	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City MSA.
			Liquidation estimated to begin no earlier than 2024.
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
Silverpeak NRE FundCo LLC (90.0% Account Interest)	$51.2	$51.2	Redemptions prohibited prior to liquidation.	To invest in alternative real estate investments primarily in major U.S. metropolitan markets.
			Liquidation estimated to begin no earlier than 2028.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
IDR - Core Property Index Fund, LLC (2.7% Account Interest)	$36.1	$36.1	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.
Townsend Group Value-Add Fund (99.0% Account Interest)	$51.8	$51.8	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the U.S. market.
			Liquidation estimated to begin no earlier than 2027.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion
Flagler REA Healthcare Properties Partnership (90.0% Account Interest)	$22.7	$22.7	Redemptions prohibited prior to liquidation.	To acquire healthcare properties within the top 50 MSA's in the U.S.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to transfer its interest in the fund to a qualified institutional investor, subject to the right first offer by the partner, following the one year anniversary of the fund launch.

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)	$34.9	$34.9	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
			Liquidation estimated to begin no earlier than 2026.
			The Account is permitted to sell or transfer its interest in the fund with the consent and approval of the manager.
Silverpeak NRE FundCo 2 LLC (90.0% Account Interest)	$41.7	$41.7	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
JCR Capital - REA Preferred Equity Parallel Fund (39.7% Account Interest)	$14.2	$14.2	Redemptions prohibited prior to liquidation.	To invest primarily in multi-family properties.
			Liquidation estimated to begin no earlier than 2026.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion

Total	$648.0	$648.0
Note 8—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s direct and indirect interests in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (in millions):

	September 30, 2021			December 31, 2020

	Principal Outstanding	Fair Value	% of Fair Value	Principal Outstanding	Fair Value	% of Fair Value
Office(1)	$792.1	$782.3	54.1%	$794.5	$778.4	49.9%
Apartments(1)	253.4	251.2	17.3%	262.2	259.7	16.6%
Industrial	182.7	182.7	12.6%	194.3	194.3	12.4%
Hotel	125.3	124.8	8.6%	135.3	129.9	8.3%
Retail	108.7	107.1	7.4%	128.6	126.5	8.1%
Storage	—	—	—%	82.0	73.8	4.7%
	$1,462.2	$1,448.1	100.0%	$1,596.9	$1,562.6	100.0%
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
All borrowers of loans rated C or higher are current as of September 30, 2021. Two of the Account's loans are currently in forbearance. The total principal outstanding on these two loans is $125.3 million as of September 30,

2021. The forbearance allowed for the deferral of the June, July and August 2020 debt service payments. The deferred payments are being repaid in 12 equal installments over the period from January 9, 2021 to December 9, 2021, at which time the forbearance period will end. The forbearance period is not based upon current COVID-19 relief provided under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). Interest income continues to be accrued during the forbearance period so long as future collection of the deferred payments are probable.
The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of September 30, 2021 (in millions), listed in order of the strength of the risk rating (from strongest to weakest):

	September 30, 2021			December 31, 2020
	Number of Loans	Fair Value	% of Fair Value	Number of Loans	Fair Value	% of Fair Value
A	5	298.9	20.7%	—	—	—%
BBB	5	364.7	25.2%	1	69.6	4.5%
BB	11	504.4	34.8%	10	444.6	28.5%
B	3	62.8	4.3%	11	758.2	48.5%
C	2	147.9	10.2%	2	147.0	9.4%
D	—	—	—%	1	73.8	4.7%
NR(1)	2	69.4	4.8%	2	69.4	4.4%
	28	$1,448.1	100.0%	27	$1,562.6	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of September 30, 2021 and December 31, 2020, this is comprised of two loans with related parties. The loans are collateralized by equity interests in real estate investments.
Note 9—Loans Payable
At September 30, 2021, the Account had outstanding loans payable secured by the following assets (in millions):

Property	Annual Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of		Maturity
		September 30, 2021	December 31, 2020

Ascent at Windward	3.51% paid monthly	$34.6	$34.6	January 1, 2022
The Palatine(1)	4.25% paid monthly	73.2	74.4	January 10, 2022
The Forum at Carlsbad	4.25% paid monthly	—	84.0	March 1, 2022
Fusion 1560	3.42% paid monthly	37.4	37.4	June 10, 2022
San Diego Office Portfolio(4)	3.62% paid monthly	51.4	51.2	August 15, 2022
The Colorado(1)	3.69% paid monthly	85.0	86.4	November 1, 2022
The Legacy at Westwood(1)	3.69% paid monthly	43.3	44.0	November 1, 2022
Regents Court(1)	3.69% paid monthly	36.7	37.3	November 1, 2022
1001 Pennsylvania Avenue(1)	3.70% paid monthly	309.3	314.3	June 1, 2023
Biltmore at Midtown	3.94% paid monthly	36.4	36.4	July 5, 2023
Cherry Knoll	3.78% paid monthly	35.3	35.3	July 5, 2023
Lofts at SoDo	3.94% paid monthly	35.1	35.1	July 5, 2023
Pacific City	2.00% + LIBOR paid monthly	105.0	105.0	October 1, 2023
The Stratum(4)	2.45% paid monthly	39.8	—	May 9, 2024
1401 H Street NW	3.65% paid monthly	115.0	115.0	November 5, 2024
The District on La Frontera(1)	3.84% paid monthly	37.9	38.4	December 1, 2024
The District on La Frontera(1)	4.96% paid monthly	4.2	4.2	December 1, 2024
Circa Green Lake	3.71% paid monthly	52.0	52.0	March 5, 2025
Union - South Lake Union	3.66% paid monthly	57.0	57.0	March 5, 2025
Holly Street Village	3.65% paid monthly	81.0	81.0	May 1, 2025
Henley at Kingstowne(1)	3.60% paid monthly	69.3	70.3	May 1, 2025

Property	Annual Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of		Maturity
		September 30, 2021	December 31, 2020

32 South State Street	4.48% paid monthly	$24.0	$24.0	June 6, 2025
Vista Station Office Portfolio(1)	4.00% paid monthly	19.4	19.9	July 1, 2025
780 Third Avenue	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue	3.55% paid monthly	20.0	20.0	August 1, 2025
Vista Station Office Portfolio(1)	4.20% paid monthly	43.1	43.9	November 1, 2025
701 Brickell Avenue(1)	3.66% paid monthly	182.6	184.0	April 1, 2026
Marketplace at Mill Creek	3.82% paid monthly	39.6	39.6	September 11, 2027
Overlook At King Of Prussia	3.82% paid monthly	40.8	40.8	September 11, 2027
Winslow Bay	3.82% paid monthly	25.8	25.8	September 11, 2027
1900 K Street, NW	3.93% paid monthly	163.0	163.0	April 1, 2028
99 High Street	3.90% paid monthly	277.0	277.0	March 1, 2030
Total Principal Outstanding		$2,324.2	$2,381.3
Fair Value Adjustment(3)		19.0	30.1
Total Loans Payable		$2,343.2	$2,411.4
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
As of September 30, 2021, the Account was in compliance with all covenants required by the Credit Agreement.

The following table provides a summary of the key characteristics of the Credit Agreement as of September 30, 2021:

Current Balance (in millions)	$—
Maximum Capacity (in millions)	$500.0
Inception Date	September 20, 2018
Maturity Date	September 20, 2022	(1)
Extension Option	Yes	(1)
Eurodollar Applicable Rate Range	0.85% - 1.05%
ABR Applicable Rate Range	0.85% - 1.05%
Unused Fee (2)	0.20% per annum

(1) On July 16, 2021, the Account exercised its option to extend the commitment terms until September 20, 2022, with one consecutive twelve month extension option remaining. The Account may request an additional $250.0 million in commitments from the lenders at any time; however, this request is subject to approval at the sole discretion of the lenders and is not a guarantee that an expansion beyond the original $500.0 million commitment will be granted.

(2) The Account is charged a fee on the unused portion of the Credit Agreement.
Note 11—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Nine Months Ended September 30, 2021	Years Ended December 31,
		2020	2019	2018

Per Accumulation Unit Data:
Rental income	$16.952	$21.145	$18.165	$17.757
Real estate property level expenses and taxes	8.147	10.067	8.734	8.548
Real estate income, net	8.805	11.078	9.431	9.209
Other income	4.209	4.980	6.752	6.162
Total income	13.014	16.058	16.183	15.371
Expense charges(1)	2.956	3.562	3.439	3.161
Investment income, net	10.058	12.496	12.744	12.210
Net realized and unrealized gain (loss) on investments and loans payable	39.052	(16.196)	10.262	6.877
Net increase (decrease) in Accumulation Unit Value	49.110	(3.700)	23.006	19.087
Accumulation Unit Value:
Beginning of period	436.722	440.422	417.416	398.329
End of period	$485.832	$436.722	$440.422	$417.416
Total return(3)	11.25%	(0.84)%	5.51%	4.79%
Ratios to Average net assets(2):
Expenses(1)	0.85%	0.81%	0.78%	0.76%
Investment income, net	2.89%	2.85%	2.90%	2.95%
Portfolio turnover rate(3):
Real estate properties(4)	3.8%	7.1%	7.8%	11.8%
Marketable securities(5)	—%	113.4%	28.7%	5.1%

	For the Nine Months Ended September 30, 2021	Years Ended December 31,
		2020	2019	2018

Accumulation Units outstanding at end of period (millions)	52.9	52.0	60.8	60.7
Net assets end of period (millions)	$26,280.4	$23,243.9	$27,307.9	$25,842.6
(1)Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year to date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.
(2)Percentages for the nine months ended September 30, 2021 are annualized.
(3)Percentages for the nine months ended September 30, 2021 are not annualized.
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
Note 12—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Nine Months Ended September 30, 2021	For the Year Ended December 31, 2020

Outstanding:
Beginning of period	52.0	60.8
Credited for premiums	4.7	4.6
Annuity, other periodic payments, withdrawals and death benefits	(3.8)	(13.4)
End of period	52.9	52.0
Note 13—Commitments and Contingencies
Commitments—As of September 30, 2021 and December 31, 2020, the Account had the following immediately callable commitments to purchase additional interests in its real estate funds or provide additional funding through its loans receivable investments (in millions):

	Commitment Expiration	September 30, 2021	December 31, 2020

Real Estate Funds(1)
LCS SHIP Venture I, LLC	06/2021	$—	$28.1
Grubb Southeast Real Estate Fund VI, LLC	06/2021	—	81.5
Townsend Group Value-Add Fund	12/2021	195.7	241.9
Silverpeak NRE FundCo LLC	12/2021	48.5	81.1
Veritas Trophy VI, LLC	08/2022	23.3	29.4
SP V - II, LLC	09/2022	36.8	67.1
JCR Capital - REA Preferred Equity Parallel Fund	12/2022	85.3	92.3
Silverpeak NRE FundCo 2 LLC	12/2022	58.3	—
Taconic New York City GP Fund	11/2023	4.2	6.0
Flagler - REA Healthcare Properties Partnership	02/2025	1.2	49.6
		$453.3	$677.0
Loans Receivable(2)
Rosemont Towson	09/2021	$—	$1.2
Liberty Park Mezzanine	11/2021	2.6	3.1
BREP VIII Industrial Mezzanine	03/2022	22.4	15.5

	Commitment Expiration	September 30, 2021	December 31, 2020
SCG Oakland Portfolio Mezzanine	03/2022	$6.1	$6.5
311 South Wacker Mezzanine	06/2022	2.2	5.4
San Diego Office Portfolio Senior Loan	08/2022	6.8	7.0
San Diego Office Portfolio Mezzanine	08/2022	2.3	2.3
MRA Hub 34 Holding, LLC	09/2022	1.5	1.5
1330 Broadway Mezzanine	09/2022	10.9	10.9
Colony New England Hotel Portfolio Senior Loan	11/2022	14.1	14.1
Colony New England Hotel Portfolio Mezzanine	11/2022	4.7	4.7
Exo Apartments Senior Loan	01/2023	—	7.1
Exo Apartments Mezzanine	01/2023	2.4	2.4
Five Oak Mezzanine	03/2023	1.8	2.3
5 Points Towers Mezzanine	03/2024	4.3	—
The Stratum Senior Loan	05/2024	2.0	—
The Stratum Mezzanine	05/2024	0.7	—
Spring House Innovation Park Senior Loan	07/2024	39.7	—
Spring House Innovation Park Mezzanine	07/2024	13.2	—
The Reserve at Chino Hills	08/2025	20.0	—
		$157.7	$84.0

TOTAL COMMITMENTS		$611.0	$761.0
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

Note 14—Subsequent Events
The following transactions occurred subsequent to September 30, 2021 (in millions):
Real Estate Properties and Joint Ventures
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price(1)
735 Watkins Mill	10/01/2021	50.00%	Land	Gaithersburg, MD	$5.9
Storage Portfolio IV(2)	10/06/2021	90.00%	Storage	Phoenix, AZ	$17.3
Weston Business Center - Building E&F(3)	10/14/2021	100.00%	Industrial	Weston, FL	$110.0
Dry Creek(4)	10/21/2021	50.00%	Office	Englewood, CA	$11.5
Storage Portfolio IV(2)	11/02/2021	90.00%	Storage	Sugarland, TX	$11.8
(1) The net purchase price represents the purchase price and closing costs.
(2) The Account purchased a 90% interest in a storage facility held in the Account's Storage Portfolio IV joint venture investment.
(3) Buildings held in the Account's Weston Business Center investment.
(4) Property held in the Account's Juniper MOB Portfolio joint venture investment.
Sales

Property Name	Sales Date	Ownership Percentage	Sector	Location	Net Sales Price(1)	Realized Gain on Sale(2)
1500 Owens	10/5/2021	50.0%	Office	San Francisco, CA	$81.7	$7.7
409 & 499 Illinois St.	10/5/2021	40.0%	Office	San Francisco, CA	$253.9	$51.7
(1) The net sales price represents the sales price, less selling expenses.
(2) Majority of the realized gain has been previously recognized as unrealized gains(losses) in the Account's Consolidated Statements of Operations.
Loans Receivable
Originations

Borrower Name	Transaction Date	Interest Rate	Sector	Maturity Date	Amount
Sixth & Main	10/20/2021	3.85% + LIBOR	Office	11/09/2025	$67.4

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	September 30, 2021		December 31, 2020
	Fair Value	% of Net Assets	Fair Value	% of Net Assets

Alabama
Retail	62.1	0.2%	65.1	0.3%
	$62.1	0.2%	$65.1	0.3%
Arizona
Industrial	33.0	0.1%	30.4	0.1%
Office	55.3	0.2%	52.0	0.2%
	$88.3	0.3%	$82.4	0.3%
California
Apartments	1,516.4	5.8%	1,379.1	6.0%
Industrial	2,400.4	9.1%	1,782.4	7.8%
Office	771.9	2.9%	871.4	3.7%
Retail	533.1	2.0%	730.4	3.1%
Other(1)	41.3	0.2%	13.4	0.1%
	$5,263.1	20.0%	$4,776.7	20.7%
Colorado
Apartments	—	—%	352.0	1.5%
Office	121.0	0.5%	116.0	0.5%
Retail	64.9	0.2%	65.1	0.3%
	$185.9	0.7%	$533.1	2.3%
Connecticut
Office	73.3	0.3%	100.0	0.4%
	$73.3	0.3%	$100.0	0.4%
Florida
Apartments	1,006.8	3.8%	890.2	3.8%
Industrial	304.7	1.2%	278.9	1.2%
Office	471.2	1.8%	421.5	1.8%
Retail	149.7	0.6%	145.3	0.6%
Other	26.5	0.1%	—	—%
	$1,958.9	7.5%	$1,735.9	7.4%
Georgia
Apartments	224.7	0.9%	203.8	0.9%
Industrial	164.5	0.6%	145.5	0.6%
Retail	250.1	1.0%	303.3	1.3%
	$639.3	2.5%	$652.6	2.8%
Illinois
Apartments	108.1	0.4%	92.6	0.4%
Industrial	133.6	0.5%	118.3	0.5%
Retail	185.8	0.7%	184.6	0.8%
	$427.5	1.6%	$395.5	1.7%
Indiana
Industrial	109.0	0.4%	—	—%
	$109.0	0.4%	$—	—%
Maryland
Apartments	65.5	0.2%	57.8	0.2%
Industrial	67.1	0.3%	54.3	0.2%
Retail	74.9	0.3%	72.1	0.3%
	$207.5	0.8%	$184.2	0.7%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	September 30, 2021		December 31, 2020
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Massachusetts
Industrial	100.6	0.4%	80.2	0.3%
Office	806.1	3.1%	804.8	3.6%
Retail	124.0	0.5%	121.0	0.5%
	$1,030.7	4.0%	$1,006.0	4.4%
Minnesota
Apartments	104.7	0.4%	103.2	0.4%
	$104.7	0.4%	$103.2	0.4%
New Jersey
Industrial	265.5	1.0%	218.6	0.9%
Retail	96.1	0.4%	98.4	0.4%
	$361.6	1.4%	$317.0	1.3%
New York
Apartments	254.0	1.0%	243.1	1.0%
Office	879.7	3.3%	867.8	3.8%
	$1,133.7	4.3%	$1,110.9	4.8%
North Carolina
Apartments	78.8	0.3%	74.0	0.3%
Retail	89.0	0.3%	86.8	0.4%
	$167.8	0.6%	$160.8	0.7%
Oregon
Apartments	38.8	0.1%	40.8	0.2%
	$38.8	0.1%	$40.8	0.2%
Pennsylvania
Retail	70.8	0.3%	72.3	0.3%
	$70.8	0.3%	$72.3	0.3%
Rhode Island
Retail	17.0	0.1%	17.8	0.1%
	$17.0	0.1%	$17.8	0.1%
South Carolina
Apartments	86.2	0.3%	81.3	0.3%
Retail	47.1	0.2%	47.0	0.2%
	$133.3	0.5%	$128.3	0.5%
Tennessee
Industrial	51.8	0.2%	50.9	0.2%
Retail	132.4	0.5%	138.4	0.6%
	$184.2	0.7%	$189.3	0.8%
Texas
Apartments	561.4	2.1%	516.3	2.2%
Industrial	664.6	2.5%	580.1	2.6%
Office	564.8	2.1%	507.0	2.2%
Other(1)	86.4	0.3%	63.6	0.3%
	$1,877.2	7.0%	$1,667.0	7.3%
Utah
Office	122.8	0.5%	116.3	0.5%
	$122.8	0.5%	$116.3	0.5%
Virginia
Apartments	360.4	1.4%	339.8	1.5%
Office	124.8	0.5%	125.8	0.5%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	September 30, 2021		December 31, 2020
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Retail	153.4	0.6%	150.5	0.6%
	$638.6	2.5%	$616.1	2.6%
Washington
Apartments	306.8	1.2%	274.4	1.2%
Industrial	482.1	1.8%	418.3	1.8%
	$788.9	3.0%	$692.7	3.0%
Washington D.C.
Apartments	339.8	1.3%	350.8	1.5%
Office	1,373.9	5.2%	1,361.9	5.9%
	$1,713.7	6.5%	$1,712.7	7.4%
TOTAL REAL ESTATE PROPERTIES
(Cost: $13,676.2 and $13,986.3)	$17,398.7	66.2%	$16,476.7	70.9%

REAL ESTATE JOINT VENTURES
Location/Sector	September 30, 2021		December 31, 2020
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
California
Office	1,864.6	7.1%	1,667.3	7.2%
Retail	106.2	0.4%	93.0	0.4%
Other(1)	50.4	0.2%	26.6	0.1%
	$2,021.2	7.7%	$1,786.9	7.7%
Florida
Retail	820.7	3.1%	921.3	4.0%
	$820.7	3.1%	$921.3	4.0%
Maryland
Other(1)	$16.3	0.1%	$17.2	0.1%
	$16.3	0.1%	$17.2	0.1%
Massachusetts
Office	797.3	3.0%	688.0	3.1%
	$797.3	3.0%	$688.0	3.1%
Nevada
Retail	556.4	2.1%	568.7	2.4%
	$556.4	2.1%	$568.7	2.4%
New York
Apartments	97.7	0.4%	92.2	0.4%
Industrial	83.9	0.3%	79.2	0.3%
Office	160.0	0.6%	159.1	0.7%
Retail	30.6	0.1%	27.1	0.1%
	$372.2	1.4%	$357.6	1.5%
North Carolina
Apartments	83.3	0.3%	42.2	0.2%
Office	55.9	0.2%	56.0	0.2%
Retail	37.4	0.1%	66.8	0.3%
	$176.6	0.6%	$165.0	0.7%
South Carolina
Apartments	56.0	0.2%	—	—%
	$56.0	0.2%	$—	—%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE JOINT VENTURES
Location/Sector	September 30, 2021		December 31, 2020
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Tennessee
Retail	115.0	0.4%	122.9	0.5%
	$115.0	0.4%	$122.9	0.5%
Texas
Office	345.4	1.3%	336.2	1.4%
Other(1)	46.1	0.2%	33.1	0.1%
	$391.5	1.5%	$369.3	1.5%
Washington
Office	171.2	0.7%	172.0	0.7%
	$171.2	0.7%	$172.0	0.7%
Various(2)
Apartments	857.7	3.3%	616.1	2.7%
Office	115.7	0.4%	65.4	0.3%
Other(1)	585.3	2.3%	278.5	1.2%
	$1,558.7	6.0%	$960.0	4.2%
TOTAL REAL ESTATE JOINT VENTURES
(Cost: $5,415.1 and $5,021.9)	$7,053.1	26.8%	$6,128.9	26.4%
(1)Represents investments outside of the Account's core sectors such as storage portfolios, hotels and land.
(2)Properties within these investments are located throughout the United States.

MARKETABLE SECURITIES
	September 30, 2021		December 31, 2020
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Total Corporate Bonds	478.8	1.8%	—	—%
Total U.S. Government Agency Notes	547.6	2.1%	157.0	0.7%
Total Foreign Government Agency Notes	5.2	—%	—	—%
Total United States Treasury Securities	729.7	2.8%	582.3	2.5%
TOTAL MARKETABLE SECURITIES
(Cost: $1,761.4 and $739.3)	$1,761.3	6.7%	$739.3	3.2%

TOTAL REAL ESTATE FUNDS
(Cost: $579.9 and $373.3)	$648.0	2.5%	$393.2	1.7%

TOTAL REAL ESTATE OPERATING BUSINESS
(Cost: $251.6 and $250.2)	$286.0	1.1%	$250.0	1.1%

TOTAL LOANS RECEIVABLE
(Cost: ($1,392.9 and $1,527.6)	$1,378.7	5.2%	$1,493.2	6.4%

TOTAL LOANS RECEIVABLE WITH RELATED PARTIES
(Cost: $69.3 and $69.3)	$69.4	0.3%	$69.4	0.3%

TOTAL INVESTMENTS
(Cost: $23,146.4 and $21,967.9)	$28,595.2	108.8%	$25,550.7	110.0%

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
Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended September 30, 2021 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.
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
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. Management intends that the Account will not hold more than 10% of net assets in such securities on a long-term basis. As of September 30, 2021, the Account did not hold any publicly traded REIT securities or CMBS.
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
Foreign Investments. The Account may also make foreign real estate and foreign real estate-related investments and foreign liquid, fixed-income investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management doesn't intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of September 30, 2021, the Account did not hold any foreign real estate investments.
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
THIRD QUARTER 2021 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook

Key Macro Economic Indicators*	Actuals		Forecast
	2Q 2021	3Q 2021	2021	2022
Economy(1)
Gross Domestic Product ("GDP")	6.7%	2.0%	5.7%	4.0%
Employment Growth (3)	1,845	1,651	527	308
Unemployment Rate	5.9%	5.1%	5.5%	4.2%
Interest Rates(2)
10 Year Treasury	1.6%	1.3%	1.7%	2.1%
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
Global growth is slowing from its fastest pace in decades as the Delta variant of COVID-19 disrupts the recovery, governments gradually withdraw stimulus, and policy risks multiply. Additionally, while the global economy remains in an early stage of recovery, market valuations across asset classes have risen to or exceeded their peaks from late in the last cycle. However, despite these risks, our outlook remains upbeat as economies reopen and more workers return to jobs, allowing companies to ramp up production and restock inventories. U.S. GDP is projected to increase by 2.0% (seasonally adjusted annualized rate) in the third quarter of 2021 and 5.7% year-over-year, a lower rate than previous quarters as the economy has now fully recovered from the COVID-19 pandemic. The U.S. labor market has restored almost 17.4 million of the 21.0 million jobs lost at the beginning of the pandemic, as measured by non-farm employment, bringing the unemployment rate to 5.1% as of September 30, 2021. The economy is projected to gain 1.7 million jobs in the third quarter of 2021, according to the non-farm payroll measurement from the U.S. Bureau of Labor Statistics.
As of September 30, 2021, the 7-day averages of COVID-19 cases and deaths, 111,400 and 1,900, respectively (according to the CDC), have increased due to the spread of the Delta variant. However, these numbers are lower than their January 2021 highs, 256,000 and 3,500, decreasing due to increased vaccination rates. As of September 30, 2021, 214 million American adults have received at least one dose of the COVID-19 vaccine. Mitigation strategies have almost entirely been rolled back in most states, though some strategies remain in place to control the spread of the Delta variant. Economic stimulus policies are largely tapped out in the U.S., though the effects of income support provisions in the American Rescue Plan endure in the form of higher savings rates and increased household net worth.
The global economic cycle is still young, with possibly years of solid growth ahead. Unemployment rates are falling rapidly as workers return to jobs, and global inventories are being frantically restocked as producers catch up to the surprising demand surge during the first half of the year. Residential and commercial real estate construction is cycling back up after a wobbly spring. Financial conditions are still quite loose thanks to easy monetary policy. Most importantly, consumers have emerged from the pandemic with high levels of savings and unusually strong balance sheets. However, prices across most financial markets have snapped back to their pre-pandemic valuations. Some assets like global equities and credit are even more expensive than before the pandemic.
The Delta variant has exacerbated the slowdowns already underway in the U.S. and Europe. More importantly, it has delayed reopening in Asia and Latin America, where vaccinations have only recently increased. But the Delta variant is not the primary factor driving down growth rates. Government stimulus played a large role in sustaining household incomes and spending throughout 2020 and into 2021. In the U.S., for example, individual tax credits enacted as part of the CARES Act were responsible for a nearly 7% net swing in income growth last year. Moving forward, we expect fiscal policy to weigh on growth. The U.S. has borrowed almost $6 trillion since March 2020. Even the most ambitious versions of the spending bills currently circulating through Congress would only maintain a fraction of that borrowing rate. Much of the new spending seems likely to be offset by tax increases and other sources of revenue and is allocated over a much longer period, limiting its stimulative effect. Additionally, while other countries haven't matched the U.S. fiscal stimulus, the global trend is clearly towards less, not more, stimulus in the years ahead.
Monetary policy is primed to make a directionally similar but far less dramatic move from “extremely accommodating” to merely “quite accommodating” after central banks helped stabilize financial markets and created the loosest financial conditions in modern economic history. The winding down of quantitative easing and an eventual – though not imminent – rise in global policy rates should help allay inflation fears, which already appear to be declining. Break-evens in the U.S. Treasury inflation-protected securities market, for instance, remain remarkably stable and below their spring peaks, while incoming inflation data shows a clear deceleration in the price increases that occurred in the second quarter. The focus heading into 2022 may be on interest rate hikes and the return of pre-pandemic growth rates or something close to them. That environment could pose challenges to investors expecting the reflation trade to reignite and anything but U.S. large-cap growth stocks to outperform. If we do see another rotation into cyclical, it will benefit areas of the market that have fallen to unusually inexpensive levels relative to the broader market, such as small-cap stocks and emerging market equities and credit.
Real Estate Market Conditions and Outlook
The strong U.S. economic recovery is benefiting real estate prices overall. The COVID-19 vaccine has been widely administered, and pandemic-related restrictions have largely been removed, though some remain in place to control the spread of the Delta variant. The U.S. real estate recovery is generally tracking with the broader economic recovery; however, we expect certain regions, cities, and property types to continue to outperform and others to continue to underperform. U.S. commercial real estate should benefit from a low-interest-rate environment, attracting more investors to the space as they seek higher-yielding alternatives relative to fixed-income assets.
The pandemic severely impacted real estate property types that depend on social interactions such as retail and lodging. While the retail sector has continued to underperform, the lodging sector has recovered quickly, with prices exceeding pre-pandemic levels in particular sectors. Simultaneously, the pandemic has accelerated online shopping, the movement to the suburbs and Sunbelt cities, and the shift to the digital economy. As a result, warehouse, single-family rentals, and data center values have risen since the onset of the pandemic and have continued to outperform during recent quarters. Additionally, health care and medical research spending is increasing, which has benefited the life science and medical office sectors. According to Real Capital Analytics, U.S. real estate transaction volumes are up 75% year-to-date as of September 2021 relative to year-to-date September 2020. During this period, apartments and industrial captured approximately 57% of total U.S. transaction volumes, illustrating the strong investor interest in these two property types.
The Account experienced materially positive appreciation within the warehouse, apartment, and alternative real estate sectors during the third quarter of 2021, driving a net participant return of 4.79% for the quarter. Attractive supply and demand fundamentals, favorable borrowing costs, and heightened investor appetite for the industrial and apartment sectors, in particular, have largely contributed to property appreciation in the third quarter. The Account’s leverage position as of September 30, 2021, was 16.7%. This low level of leverage and ability to access financing at attractive rates allows the Account to opportunistically deploy capital during periods of market volatility when other funds may focus on shoring up balance sheets. The Account will seek to improve diversification in the coming quarters by selling lower productivity assets and acquiring assets with higher growth potential and economic resiliency.
For the quarter ended September 30, 2021, the Account’s directly held real estate assets generated a return of 5.38%.
Data for the Account’s top five markets in terms of market value as of September 30, 2021 are provided below. The five markets presented below represent 42.4% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 92.0% leased.

Top 5 Metro Areas by Fair Market Value(1)	Account % Leased Fair Value Weighted(2)	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio(3)	Metro Area Fair Value as a % of Total Investments
Washington-Arlington-Alexandria, DC-VA-MD-WV	85.5%	17	10.6%	9.0%
Los Angeles-Long Beach-Anaheim, CA	85.3%	20	10.3%	8.8%
Boston-Cambridge-Newton, MA-NH	82.9%	8	7.8%	6.6%
New York-Newark-Jersey City, NY-NJ-PA	83.7%	12	7.2%	6.2%
Riverside-San Bernardino-Ontario, CA	100.0%	7	6.5%	5.6%
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
Office
The effects of the COVID-19 pandemic can still be seen in the office sector and it is expected that office vacancy will continue to trend at a high rate through 2021 before decreasing in 2022. The majority of states have opened sufficiently to allow employees back into physical offices, although, many companies are still moving cautiously and planning for gradual reentry into the office in the fourth quarter of 2021 and early 2022. Companies are continuing to invest in telecommuting options and infrastructure to facilitate remote work (e.g. new hardware, additional data storage), which will likely persist after the pandemic subsides. Companies may begin requiring less space due to reduced on-site employee presence; however, some companies may require additional space to better facilitate open-office concepts that incorporate distancing between employees. The continued uncertainty around demand for office space is expected to keep investment volume in the sector low through 2021.
Vacancy nationwide increased from 12.2% in the second quarter of 2021 to 12.7% in the third quarter of 2021, as reported by CoStar. Vacancy rates continued to rise in large downtown markets, such as New York and Los Angeles. New construction effectively stalled with the arrival of the COVID-19 pandemic, but the completion of construction already underway has continued to deliver new supply into a weak leasing environment; net positive absorption is not expected until the end of 2022. The vacancy rate of the Account’s office portfolio increased to 17.1% in the third quarter of 2021, as compared to 15.5% in the prior quarter. The above-average vacancy rate in the New York metro area is driven by two properties currently undergoing redevelopment to increase the long term value of the properties. The vacancy rate in the New York metro will remain elevated over the near term as legacy tenants fully vacate the properties and redevelopment efforts continue. The increased vacancy rate in the Los Angeles and Washington D.C. metro areas can both be attributed to expiring leases.
As of September 30, 2021, the Account's rents from office tenants were not materially affected by the COVID-19 pandemic, but the duration of the effects of the COVID-19 pandemic remain unknown. Tenants requesting rent relief have generally requested rent deferrals for a limited period of time (i.e., less than six months), with the unpaid rent to be paid over the duration of the remaining lease. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions.

			Account Square Foot Weighted Average Vacancy		Market Vacancy(2)
Top 5 Office Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q3 2021	Q2 2021	Q3 2021	Q2 2021
Account / Nation			17.1%	15.5%	12.7%	12.2%
Boston-Cambridge-Newton, MA-NH	$1,603.4	5.6%	19.9%	20.1%	9.8%	9.4%
Washington-Arlington-Alexandria, DC-VA-MD-WV	1,498.7	5.2%	13.8%	11.3%	15.1%	14.7%
New York-Newark-Jersey City, NY-NJ-PA	1,123.6	3.9%	28.1%	28.2%	12.6%	11.9%
San Francisco-Oakland-Hayward, CA	1,068.4	3.7%	6.9%	6.8%	14.7%	13.1%
Los Angeles-Long Beach-Anaheim, CA	896.3	3.1%	17.7%	16.4%	13.8%	13.4%
(1)The table above has been standardized to depict metropolitan statistical area ("MSA") definitions.
(2)Source: CoStar. Market vacancy is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space. Market vacancy rates are subject to change.
Industrial
The industrial sector has continued to remain resilient through the third quarter of 2021, despite the challenges of the COVID-19 pandemic. The pandemic has accelerated consumers' long-term shift to e-commerce, and this shift has caused demand for industrial space to rise. When compared against the other three core real estate sectors, the industrial sector remains best positioned to weather the continued economic uncertainty caused by the COVID-19 pandemic. Adaptive reuse of existing spaces, as well as new development of more modern industrial spaces are expected to continue for the remainder of 2021 to stay on par with projected demand.
The national industrial availability rate held steady at 5.1% from the second quarter of 2021 through third quarter, as reported by CoStar. The average vacancy rate of the industrial properties held by the Account dropped from 4.0% in the second quarter of 2021 to 2.7% in the third quarter of 2021, due to new leases.
As of September 30, 2021, the Account's rents from industrial tenants were not materially affected by the COVID-19 pandemic, but the duration of the effects of the COVID-19 pandemic remain unknown. Tenants requesting rent relief have generally requested rent deferrals for a limited period of time (i.e., less than six months), with the unpaid rent to be paid over the duration of the remaining lease. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions, though demand for industrial space has been relatively steady throughout the pandemic.

			Account Square Foot Weighted Average Vacancy		Market Vacancy(2)
Top 5 Industrial Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q3 2021	Q2 2021	Q3 2021	Q2 2021
Account / Nation			2.7%	4.0%	5.1%	5.1%
Riverside-San Bernardino-Ontario, CA	$1,446.8	5.1%	—%	—%	2.7%	2.9%
Los Angeles-Long Beach-Anaheim, CA	520.1	1.8%	3.8%	3.9%	2.3%	2.3%
Seattle-Tacoma-Bellevue, WA	482.0	1.7%	2.9%	2.9%	5.6%	5.3%
Dallas-Fort Worth-Arlington, TX	397.3	1.4%	—%	—%	6.2%	6.3%
Miami-Fort Lauderdale-West Palm Beach, FL	304.8	1.1%	0.4%	1.1%	4.4%	4.7%
(1)The table above has been standardized to depict MSA definitions.
(2)Source: CoStar. Market vacancy is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space. Market vacancy rates are subject to change.

Multi-Family
Apartment demand is driven by a combination of economic and demographic forces including job growth, household formations, and changes in the U.S. homeownership rate. Lost wages due to the COVID-19 pandemic resulted in a demand for more affordable housing inventory. Urban submarkets were impacted more than suburban submarkets as amenities normally associated with urban living became limited (i.e. entertainment, restaurants/bars, public transit) and people desired areas with more living space as they began spending more time at home. These markets are expected to hit a steady recovery pace as more workers return to the office. The multi-family sector as a whole is stabilizing and declining vacancy rates are expected over the next year. The recovery is expected to be led by the suburban submarkets through 2021.
The national apartment vacancy rate decreased from 3.8% in the second quarter of 2021 to 2.9% in the third quarter, as reported by RealPage. This can be attributed to moderate growth in the more affordable markets, although urban submarkets are beginning to show recovery as well. Additional growth is expected to be driven by the improving economy. The vacancy rate of the Account’s apartment properties decreased to 5.4% in the third quarter of 2021 as compared to 6.1% in the prior quarter, notably driven by the increased leasing at the Account's student housing properties.
As of September 30, 2021, the Account's rents from multifamily tenants were not materially affected by the COVID-19 pandemic, but the duration of the effects of the COVID-19 pandemic remain unknown. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions. Rent concessions for new and existing tenants have moderately increased in recent months in an effort to generate and keep occupancy.

			Account Units Weighted Average Vacancy		Market Vacancy(2)
Top 5 Apartment Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q3 2021	Q2 2021	Q3 2021	Q2 2021
Account / Nation			5.4%	6.1%	2.9%	3.8%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$765.8	2.7%	7.8%	7.1%	3.4%	4.7%
Los Angeles-Long Beach-Anaheim, CA	703.6	2.5%	5.0%	4.6%	2.7%	4.1%
Miami-Fort Lauderdale-West Palm Beach, FL	598.1	2.1%	3.4%	4.7%	3.7%	4.4%
San Diego-Carlsbad, CA	376.6	1.3%	2.0%	4.7%	1.6%	2.6%
New York-Newark-Jersey City, NY-NJ-PA	351.7	1.2%	4.7%	1.6%	3.1%	4.4%
(1)The table above has been standardized to depict MSA definitions.
(2)Source: RealPage. Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units. Market vacancy rates are subject to change.
Retail
While all core real estate sectors have been negatively impacted by the COVID-19 pandemic to some degree, the impact to the retail sector has been especially pronounced since traditional retail was facing ongoing challenges from e-commerce platforms long before the COVID-19 pandemic. The pandemic served to accelerate the shift in consumers' preferences from brick-and-mortar retail to digital storefronts as retailers attempted to find alternative ways to deliver products to customers through e-commerce solutions. However, the outlook for brick-and-mortar retail has improved as they have begun seeing more traffic as COVID-19 restrictions gradually ease and COVID-19 vaccines progress. New retail concepts, health and wellness, grocery stores, and quick services restaurants, among others, are expected to repurpose space vacated by previous retailers, eliminating the immediate need for new inventory.

The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers. The retail portfolio is managed to minimize significant exposure to any single retailer. The Account has over 1,100 retailers across its portfolio, with its largest retail exposure comprising less than 5.0% of total retail rentable area. The Account’s retail vacancy was 10.7% in the third quarter of 2021, down slightly from 11.0% in the second quarter.
Retail tenants requesting rent relief have generally requested rent deferrals for a limited period of time (i.e., less than six months), with the unpaid rent to be paid over the duration of the remaining lease. If the severity of the COVID-19 pandemic persists throughout 2021, the likelihood that tenants may request additional rent deferrals, rent concessions or default increases. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions. The Account is closely monitoring the collectability of accrued rental income and adjusting its allowances for uncollectible rent as needed.

			Account Units Weighted Average Vacancy		Market Vacancy(1)
	Total Exposure ($M)	% of Total Investments	Q3 2021	Q2 2021	Q3 2021	Q2 2021
All Retail			10.7%	11.0%	5.0%	5.0%
Lifestyle & Mall	$1,817.1	6.4%	12.6%	13.1%	7.4%	7.3%
Neighborhood, Community & Strip(2)	1,313.7	4.6%	8.7%	9.0%	7.3%	7.4%
Power Center(2)	602.1	2.1%	13.3%	14.3%	5.7%	5.7%
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
Hotel
The impact of the COVID-19 pandemic on the hospitality sector has been especially severe among hotels that cater primarily to business travelers. Business travel has been curtailed significantly, with travel limited primarily to those who must travel for essential reasons. Business travel is likely to continue to be significantly depressed in the coming months, with businesses shifting to virtual meetings and conferences. Leisure travel has continued to increase and is expected to remain steady. Recovery trends in markets with significant drive-to destinations and outdoor attractions, such as beaches and mountains, are expected to continue but a larger recovery may not be seen until business and international travel resume their pre-pandemic levels.
The Account's exposure to the hospitality sector is limited to one hotel in the Dallas metro area. The hotel is located in a business park in the Dallas metro area and caters largely to business travelers. Key metrics to track hotel performance include occupancy, the average daily rate (“ADR”) and revenue per available room (“RevPAR”). For the quarter ended September 30, 2021, occupancy of the property increased to 38.6%, as compared to 36.5% in the previous quarter. ADR and RevPAR were $114.24 and $62.18, respectively, for the third quarter of 2021, as compared to $110.07 and $58.01, respectively, in the prior quarter.
INVESTMENTS
As of September 30, 2021, the Account held 85.6% of its total investments in real estate and real estate joint ventures. The Account also held investments in loans receivable, including those with related parties, representing 4.9% of total investments, U.S. treasury securities representing 2.6% of total investments, real estate funds representing 2.3% of total investments, U.S. government agency notes representing 1.9% of total investments, corporate bonds representing 1.7% of total investments and a real estate operating business representing 1.0% of total investments.
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of September 30, 2021 was $2.3 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $3.0 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the Consolidated Schedules of Investments. Total outstanding principal on the Account’s portfolio as of September 30, 2021, inclusive of loans payable within the joint venture investments, was $5.3 billion, which represented a loan-to-value ratio of 16.7%.
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
The following table lists the Account's ten largest investments as of September 30, 2021. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Concentrations of Risk.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Simpson Housing Portfolio	80%	Various	U.S.A.	Apartment	$1,025.8	$392.7	$633.1	3.8%	3.3%
Fashion Show	50%	Las Vegas	NV	Retail	967.7	420.5	547.2	3.5%	3.1%
1001 Pennsylvania Avenue	100%	Washington	D.C.	Office	806.1	309.3	496.8	2.9%	2.6%
The Florida Mall	50%	Orlando	FL	Retail	735.7	149.2	586.5	2.7%	2.3%
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	703.6	—	703.6	2.6%	2.2%
Colorado Center	50%	Santa Monica	CA	Office	604.2	276.0	328.2	2.2%	1.9%
99 High Street	100%	Boston	MA	Office	527.7	284.1	243.6	1.9%	1.7%
Lincoln Centre	100%	Dallas	TX	Office	521.1	—	521.1	1.9%	1.7%
701 Brickell Avenue	100%	Miami	FL	Office	471.2	184.9	286.3	1.7%	1.5%
Four Oaks Place	51%	Houston	TX	Office	418.1	81.3	336.8	1.5%	1.3%
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

Results of Operations
Three months ended September 30, 2021 compared to three months ended September 30, 2020
Net Investment Income
The following table shows the results of operations for the three months ended September 30, 2021 and 2020 and the dollar and percentage changes for those periods (dollars in millions).

	For the Three Months Ended September 30,		Change
	2021	2020	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$295.9	$295.0	$0.9	0.3%
Real estate property level expenses:
Operating expenses	67.7	66.5	1.2	1.8%
Real estate taxes	52.6	53.3	(0.7)	(1.3)%
Interest expense	21.6	24.1	(2.5)	(10.4)%
Total real estate property level expenses	141.9	143.9	(2.0)	(1.4)%
Real estate income, net	154.0	151.1	2.9	1.9%
Income from real estate joint ventures	56.8	28.3	28.5	N/M
Income from real estate funds	6.9	4.8	2.1	43.8%
Interest	19.7	20.7	(1.0)	(4.8)%
Dividends	—	6.0	(6.0)	N/M
TOTAL INVESTMENT INCOME	237.4	210.9	26.5	12.6%
Expenses:
Investment management charges	15.0	16.4	(1.4)	(8.5)%
Administrative charges	12.3	10.9	1.4	12.8%
Distribution charges	5.9	5.8	0.1	1.7%
Mortality and expense risk charges	0.3	0.3	—	N/M
Liquidity guarantee charges	18.8	14.3	4.5	31.5%
TOTAL EXPENSES	52.3	47.7	4.6	9.6%
INVESTMENT INCOME, NET	$185.1	$163.2	$21.9	13.4%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the three months ended September 30, 2021 and 2020. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2021	2020	$	%	2021	2020	$	%	2021	2020	$	%
Same Property	$291.8	$278.9	$12.9	4.6%	$66.9	$63.4	$3.5	5.5%	$52.4	$51.3	$1.1	2.1%
Properties Acquired	1.5	—	1.5	N/M	0.1	—	0.1	N/M	0.1	—	0.1	N/M
Properties Sold	2.6	16.1	(13.5)	N/M	0.7	3.1	(2.4)	N/M	0.1	2.0	(1.9)	N/M
Impact of Properties Acquired/Sold	4.1	16.1	(12.0)	N/M	0.8	3.1	(2.3)	N/M	0.2	2.0	(1.8)	N/M
Total Property Portfolio	$295.9	$295.0	$0.9	0.3%	$67.7	$66.5	$1.2	1.8%	$52.6	$53.3	$(0.7)	(1.3)%
N/M—Not meaningful

Rental Income:
Rental income increased by $0.9 million, or 0.3%, when compared to the third quarter of 2020. Income from properties held in both periods increased $12.9 million, or 4.6%, primarily due to a decrease in bad debt reserves and rental concessions put into place in 2020 due to the COVID-19 pandemic.
Operating Expenses:
Operating expenses increased $1.2 million, or 1.8%, when compared to the third quarter of 2020. Operating expenses among properties held in both periods were up $3.5 million or 5.5%. The increase is attributed to increases in repair and maintenance costs, as well as utility costs, across the portfolio.
Real Estate Taxes:
Real estate taxes decreased $0.7 million, or 1.3%, when compared to the same period in 2020, due to slight decreases in property taxes across all sectors.
Interest Expense:
Interest expense decreased $2.5 million, or 10.4%, when compared to the same period in 2020, as a result of lower average interest rates and outstanding principal balances on loans payable, as compared to the same period in 2020.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures increased $28.5 million, when compared to the same period in 2020, as a result of higher distributed income, most notably in the Account's retail properties in the Southern and Western regions, as the sector began to rebound from the effects of the COVID-19 pandemic. Additionally, the increase in income is inclusive of the partial sale of properties in the Fort Worth, TX and Tampa, FL metropolitan areas.
Income from Real Estate Funds:
Income from real estate funds increased $2.1 million, when compared to the same period in 2020, primarily as a result of the increase in investments in real estate funds due to the purchase of additional interests pursuant to existing commitments.
Interest and Dividend Income:
Interest income decreased $1.0 million from the prior period due to fluctuations in the size of the Account's short-term securities portfolio and loans receivable investments. Dividend income decreased $6.0 million from the prior period due to the Account selling its REIT holdings at the end of 2020.
Expenses:
Investment management, administrative and distribution costs charged to the Account are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. These expenses were flat with the comparable period of 2020.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. Mortality and expense risk expenses remained unchanged between the comparative periods. Liquidity guarantee expenses increased $4.5 million as a result of the eight basis point increase to the liquidity guarantee expense charge that became effective on August 1, 2021.
Net Realized and Unrealized Gains and Losses on Investments and Loans Payable
The following table shows the net realized and unrealized gains and losses on investments and loans payable for the three months ended September 30, 2021 and 2020 and the dollar and percentage changes for those periods (dollars in millions).

	For the Three Months Ended September 30,		Change
	2021	2020	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(9.2)	$(3.0)	$(6.2)	N/M
Real estate joint ventures	4.1	—	4.1	N/M
Marketable securities	—	19.7	(19.7)	N/M
Total realized (loss) gain on investments:	(5.1)	16.7	(21.8)	N/M
Net change in unrealized appreciation (depreciation) on:
Real estate properties	540.1	(89.1)	629.2	N/M
Real estate joint ventures	421.0	(45.7)	466.7	N/M
Real estate funds	44.1	(11.0)	55.1	N/M
Real estate operating business	12.5	—	12.5	N/M
Marketable securities	—	1.5	(1.5)	N/M
Loans receivable	1.5	(9.2)	10.7	N/M
Loans receivable with related parties	—	0.4	(0.4)	N/M
Loans payable	(3.0)	(42.4)	39.4	(92.9)%
Net change in unrealized appreciation (depreciation) on investments and loans payable	1,016.2	(195.5)	1,211.7	N/M
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE	$1,011.1	$(178.8)	$1,189.9	N/M
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $530.9 million during the third quarter of 2021, compared to $92.1 million of net realized and unrealized losses during the comparable period of 2020. While the Account saw appreciation across various real estate sectors in the third quarter of 2021, unrealized gains were primarily driven by apartment and industrial properties in the Western region due to increased average market and contract rents.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized gains of $425.1 million during the third quarter of 2021. Net gains in the third quarter of 2021 were primarily driven by the Account's joint venture investments in apartments, offices and storage facilities, most notably in the Eastern and Western regions, due to an increase in average market rents and decreased discount rates.
Real Estate Funds:
Real estate funds experienced unrealized gains of $44.1 million during the third quarter of 2021. Gains in the third quarter of 2021 resulting from favorable valuations of real estate funds are primarily attributed to COVID-19 market recovery.
Real Estate Operating Business:
The Account's real estate operating business experienced unrealized gains of $12.5 million during the third quarter of 2021, which were primarily attributed to favorable projected cash flow and industry share price growth.
Marketable Securities:
The Account's marketable securities did not experience any realized or unrealized gains or losses in the third quarter of 2021 as a result of the short and intermediate-term nature of the Account's U.S. Treasuries, government agency notes and corporate bond holdings, paired with a nominal fluctuation in U.S. Treasury rates during the quarter.

Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced unrealized gains of $1.5 million during the third quarter of 2021 compared to a $8.8 million in unrealized losses during the comparable period of 2020. Net gains in the third quarter of 2021 are attributed to favorable valuations associated with a hotel and office property.
Loans Payable:
Loans payable experienced unrealized losses of $3.0 million in the third quarter of 2021, compared to $42.4 million of unrealized losses during the comparable period of 2020. The current and prior period are consistent with U.S. Treasury rates, which continually declined through most of 2020 but began to tick upward in the fourth quarter of 2020. U.S. Treasury rates continued to rise through the first half of 2021 and are relatively stable as of September 30, 2021.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
Net Investment Income
The following table shows the results of operations for the nine months ended September 30, 2021 and 2020 and the dollar and percentage changes for those periods (dollars in millions).

	For the Nine Months Ended September 30,		Change
	2021	2020	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$890.0	$906.0	$(16.0)	(1.8)%
Real estate property level expenses:
Operating expenses	200.3	196.6	3.7	1.9%
Real estate taxes	159.3	157.3	2.0	1.3%
Interest expense	68.1	74.0	(5.9)	(8.0)%
Total real estate property level expenses	427.7	427.9	(0.2)	—%
Real estate income, net	462.3	478.1	(15.8)	(3.3)%
Income from real estate joint ventures	149.0	103.0	46.0	44.7%
Income from real estate funds	11.6	7.5	4.1	54.7%
Interest	60.4	85.0	(24.6)	(28.9)%
Dividends	—	17.1	(17.1)	N/M
TOTAL INVESTMENT INCOME	683.3	690.7	(7.4)	(1.1)%
Expenses:
Investment management charges	48.5	46.6	1.9	4.1%
Administrative charges	38.8	34.2	4.6	13.5%
Distribution charges	19.8	18.1	1.7	9.4%
Mortality and expense risk charges	0.9	0.9	—	—%
Liquidity guarantee charges	47.2	45.4	1.8	4.0%
TOTAL EXPENSES	155.2	145.2	10.0	6.9%
INVESTMENT INCOME, NET	$528.1	$545.5	$(17.4)	(3.2)%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the nine months ended September 30, 2021 and 2020. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2021	2020	$	%	2021	2020	$	%	2021	2020	$	%
Same Property	$770.0	$782.8	$(12.8)	(1.6)%	$174.7	$174.6	$0.1	0.1%	$140.9	$138.2	$2.7	2.0%
Properties Acquired	93.3	75.4	17.9	N/M	19.5	12.7	6.8	N/M	15.5	12.9	2.6	N/M
Properties Sold	26.7	47.8	(21.1)	N/M	6.1	9.3	(3.2)	N/M	2.9	6.2	(3.3)	N/M
Impact of Properties Acquired/Sold	120.0	123.2	(3.2)	N/M	25.6	22.0	3.6	N/M	18.4	19.1	(0.7)	N/M
Total Property Portfolio	$890.0	$906.0	$(16.0)	(1.8)%	$200.3	$196.6	$3.7	1.9%	$159.3	$157.3	$2.0	1.3%
N/M—Not meaningful
Rental Income:
Rental income decreased by $16.0 million, or 1.8%, when compared to the prior period of 2020. Income from properties held in both periods declined $12.8 million, or 1.6%, primarily due to increases in rent concessions among multiple sectors as an incentive to keep and generate occupancy, as well as a decline in income from the Account's one hotel property due to decreased occupancy related to the COVID-19 pandemic. As reflected in the third quarter of 2021, the Account's rental income is slowly starting to rise as rent concessions start to ease.
Operating Expenses:
Operating expenses increased $3.7 million, or 1.9%, when compared to the prior period of 2020. Operating expenses among properties held in both periods remained relatively flat. As reflected in the second and third quarters of 2021, the Account's operating expenses are expected to rise as COVID-19 restrictions ease and businesses are able to operate as normal.
Real Estate Taxes:
Real estate taxes increased $2.0 million, or 1.3%, when compared to the same period in 2020, due to slight increases in property taxes across all sectors.
Interest Expense:
Interest expense decreased $5.9 million, or 8.0%, when compared to the same period in 2020, as a result of lower average interest rates and outstanding principal balances on loans payable, as compared to the same period in 2020.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures increased $46.0 million, or 44.7%, when compared to the prior period in 2020, as a result of higher distributed income, most notably from the Account's retail joint venture investments. The increases can be attributed to reduced COVID-19 restrictions, which promoted higher foot traffic at brick-and mortar retail locations. Additionally, the increase in income is inclusive of the partial sale of properties in the Fort Worth, TX and Tampa, FL metropolitan areas.
Income from Real Estate Funds:
Income from real estate funds increased $4.1 million, or 54.7%, when compared to the prior period in 2020, primarily as a result of the increase in investments in real estate funds due to the purchase of additional interests pursuant to existing commitments.
Interest and Dividend Income:
Interest income decreased $24.6 million, or 28.9%, when compared to the prior period in 2020 primarily due to a reduction in the size of the Account's short-term securities portfolio. The reduction was a result of an effort to fund heavy net participant outflows due to the COVID-19 pandemic. Net participant outflows have since subsided and the Account has started to rebuild its short-term securities portfolio, reinvesting over $1.0 billion in government-issued securities and corporate bonds since the beginning of 2021. Dividend income decreased $17.1 million due to the sale of the Account's REIT portfolio at the end of 2020.

Expenses:
Investment management, administrative and distribution costs charged to the Account are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. These expenses increased $8.2 million from the comparable period of 2020. The increase is primarily attributed to an increase in net assets coupled with a one basis point increase to the administrative expense charge that became effective on May 1, 2021.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. Mortality and expense risk expenses remained unchanged between the comparative periods. Liquidity guarantee expenses increased $1.8 million as a result of the eight basis point increase to the liquidity guarantee expense charge that became effective on August 1, 2021.
Net Realized and Unrealized Gains and Losses on Investments and Loans Payable
The following table shows the net realized and unrealized gains and losses on investments and loans payable for the nine months ended September 30, 2021 and 2020 and the dollar and percentage changes for those periods (dollars in millions).

	For the Nine Months Ended September 30,		Change
	2021	2020	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$193.6	$(61.0)	$254.6	N/M
Real estate joint ventures	4.0	(454.9)	458.9	N/M
Real estate funds	—	(5.6)	5.6	N/M
Marketable securities	—	41.0	(41.0)	N/M
Loans receivable	(14.1)	(1.6)	(12.5)	N/M
Total realized gain (loss) on investments:	183.5	(482.1)	665.6	N/M
Net change in unrealized appreciation (depreciation) on:
Real estate properties	1,232.1	(273.0)	1,505.1	N/M
Real estate joint ventures	575.2	32.7	542.5	N/M
Real estate funds	48.3	(30.1)	78.4	N/M
Real estate operating business	34.6	—	34.6	N/M
Marketable securities	(0.3)	(120.5)	120.2	N/M
Loans receivable	20.2	(31.4)	51.6	N/M
Loans payable	11.0	(6.1)	17.1	N/M
Net change in unrealized appreciation (depreciation) on investments and loans payable	1,921.1	(428.0)	2,349.1	N/M
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE	$2,104.6	$(910.1)	$3,014.7	N/M
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $1,425.7 million during the first nine months of 2021, compared to $334.0 million of net realized and unrealized losses during the comparable period of 2020. Unrealized gains in 2021 are a result of strong appreciation across various real estate sectors, most notably in the industrial sector of the Western region, primarily due to increased average market and contract rent. Additionally, the sale of an apartment property located in the Denver metropolitan area generated significant realized gains.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized gains of $579.2 million during the first nine months of 2021, compared to $422.2 million of net realized and unrealized losses during the comparable period of 2020. Net gains in 2021 were primarily driven by the Account's joint venture investments in storage properties, which is reflective of capitalization rate compression in the self-storage industry. Additionally, apartment and office properties saw favorable valuations due to an increase in average market rents and decreased terminal capitalization rates stemming from increased investor interest in various metropolitan areas. While favorable valuations in other sectors had a positive impact on the Account in the first nine months of 2021, we continue to see retail values struggle as market rents in the retail sector have flattened for several consecutive quarters. These unfavorable trends were present in retail prior to arrival of the COVID-19 pandemic and are likely to continue over the near term.
Real Estate Funds:
Real estate funds experienced unrealized gains of $48.3 million during the first nine months of 2021, compared to $35.7 in realized and unrealized losses during the comparable period in 2020. Net gains in 2021 are primarily a result of favorable valuations of real estate funds primarily attributed to COVID-19 market recovery.
Real Estate Operating Business:
The Account's real estate operating business experienced unrealized gains of $34.6 million during the first nine months of 2021, which were primarily attributed to favorable projected cash flow and industry share price growth.
Marketable Securities:
The Account's marketable securities experienced unrealized losses of $0.3 million during the first half of 2021. The nominal change is a result of the short and intermediate-term nature of the Account's U.S. Treasuries, government agency notes and corporate bond holdings.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced net realized and unrealized gains of $6.1 million during the first nine months of 2021 compared to a $33.0 million of net realized and unrealized losses during the comparable period of 2020. Net gains in 2021 are attributed to favorable valuations combined with the sale of several mezzanine loans, one of which had been in an unrealized loss position for some time due to its default status.
Loans Payable:
Loans payable experienced unrealized gains of $11.0 million in the first nine months of 2021, compared to $6.1 million of unrealized losses during the comparable period of 2020. The current and prior period are consistent with U.S. Treasury rates, which continually declined through most of 2020 but began to tick upward in the fourth quarter of 2020. U.S. Treasury rates continued to rise through the first half of 2021 and are relatively stable as of September 30, 2021.
Liquidity and Capital Resources
As of September 30, 2021 and December 31, 2020, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $1.7 billion and $0.8 billion representing 6.8% and 3.3% of the Account’s net assets at such dates, respectively. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and contract owner redemption requests (i.e., contract owner withdrawals or benefit payments). In addition, as disclosed in the Account's Form 10-K for the period ended December 31, 2020, the Account is able to meet its short-term and long-term liquidity needs through the Liquidity Guarantee provided by TIAA.

Net Income and Debt Outstanding
The Account’s net investment income is a source of liquidity for the Account. Net investment income was $528.1 million for the nine months ended September 30, 2021, as compared to $545.5 million for the comparable period of 2020. The decrease in total net investment income is described more fully in the Results of Operations section.
The Account has a $500 million unsecured line of credit, accessible as needed to fund the Account's near-term investment objectives, as further described in Note 10—Line of Credit. As of September 30, 2021, the Account had no outstanding borrowings on the line of credit. The Account previously held a second stand-alone unsecured line of credit ("Line of Credit II") that was terminated during the second quarter of 2021. Details on the termination of Line of Credit II are further described in the Account's Recent Transactions.
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
As of September 30, 2021, the Account’s loan-to-value ratio was 16.7%. The Account's loan-to-value ratio at any time is based on the outstanding principal amount of debt to the Account's total gross asset value, and excludes leverage, if any, employed by REITs and real estate funds in which the Account invests. The ratio will be measured at the time of any debt incurrence and will be assessed after giving effect thereto. The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets. In calculating outstanding indebtedness, we include only the Account’s actual percentage interest in any borrowings on a joint venture investment and not that of any joint venture partner. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving or other line of credit, management includes only amounts outstanding when calculating outstanding indebtedness.
The Account may borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of costs incurred in developing the property. Except for construction loans, any mortgage loans on a property will be non-recourse to the Account. For this purpose, non-recourse means that if there is a default on a loan in respect to a specific property, the lender will have recourse to (i.e., be able to foreclose on) only the property encumbered (or the joint venture owning the property), or to other specific Account properties that may have been pledged as security for the defaulted loan, but not to any other assets of the Account. Currently, TIAA, on behalf of the Account, maintains a senior revolving unsecured line of credit with a syndicate of third-party bank lenders, including JPMorgan Chase Bank, N.A. (the “Credit Agreement”). The Account may use the proceeds of borrowings under the Credit Agreement for funding general organizational purposes of the Account in the ordinary course of business, including financing certain real estate portfolio investments. The Account may enter into additional unsecured lines of credit, credit facilities and term bank loans underwritten by one or more third-party lenders. In addition, from time to time, the Account may, if permitted by applicable insurance laws, borrow capital for operating or other needs by offering debt securities
As of September 30, 2021, there are four mortgage obligations secured by real estate investments wholly-owned by the Account maturing within the next twelve months. The Account has sufficient liquidity to meet its mortgage obligations.

Recent Transactions
The following describes transactions occurring during the third quarter of 2021 related to real estate properties, real estate joint ventures, real estate funds, loans receivable, and loans payable. Except as noted, expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. Dollar amounts are shown in millions.
Real Estate Properties and Joint Ventures
Purchases

Property Name	Transaction Date	Ownership Percentage	Sector	Location	Net Purchase Price(1)
Storage Portfolio IV(2)	7/21/2021	90.00%	Storage	Various, U.S.A.	$75.4
Audubon MOB(3)	7/27/2021	50.00%	Office	Colorado Springs, CO	$4.6
Port St. Lucie	7/28/2021	100.00%	Land	Port St. Lucie, FL	$13.6
Storage Portfolio IV(2)	8/12/2021	90.00%	Storage	Spring, TX	$6.4
TREA NW Forum at Carlsbad JV LLC(4)	8/27/2021	50.00%	Retail	Carlsbad, CA	$92.9
Storage Portfolio IV(2)	9/01/2021	90.00%	Storage	Coral, FL	$13.1
Storage Portfolio IV(2)	9/22/2021	90.00%	Storage	Various, U.S.A.	$26.6
(1)     The net purchase price represents the purchase price and closing costs.
(2)     During the third quarter of 2021, the Account purchased a 90% interest in 10 storage properties located in various cities throughout the United States. These properties are held in the Account's Storage Portfolio IV joint venture investment.
(3)     Property held in Juniper MOB Portfolio.
(4)     On August 27, 2021, the Account sold 50% of its ownership in The Forum at Carlsbad to Northwood Investors. Concurrent with the sale, the Account and Northwood Investors formed a joint venture known as TREA NW Forum at Carlsbad JV LLC, each contributing 50% interest. The amount shown represents the Account's 50% interest in the joint venture.
Sales

Property Name	Transaction Date	Ownership Percentage	Sector	Location	Net Sales Price(1)	Realized Gain (Loss) on Sale(2)
Bellevue Place	7/07/2021	100.00%	Retail	Nashville, TN	$10.3	$2.5
Florida Retail Portfolio(3)	7/09/2021	80.00%	Retail	Palm Harbor, FL	$19.7	$(2.5)
Woodstock Square	7/14/2021	100.00%	Retail	Woodstock, GA	$37.5	$2.9
I-35 Logistics Center(4)	8/02/2021	95.00%	Land	Forth Worth, TX	$15.2	$6.7
Newnan Pavilion	8/05/2021	100.00%	Retail	Newnan, GA	$41.3	$0.7
The Forum at Carlsbad(5)	8/27/2021	100.00%	Retail	Carlsbad, CA	$178.8	$(15.1)
(1)     The net sales price represents the sales price, less selling expenses.
(2)     Majority of the realized gain(loss) has been previously recognized as unrealized gains (losses) in the Account's Consolidated Statements of Operations.
(3)     Partial sale. The Account sold a retail property within Florida Retail Portfolio.
(4)     Partial sale. The Account sold Building 3 within I-35 Logistics Center.
(5)     On August 27, 2021, the Account sold 50% of its ownership in The Forum at Carlsbad to Northwood Investors. Concurrent with the sale, the Account and Northwood Investors formed a joint venture known as TREA NW Forum at Carlsbad JV LLC, each contributing 50% interest. The amounts shown represent the sale of the Account's wholly-owned investment.
Loans Receivable
Originations

Description	Transaction Date	Interest Rate	Sector	Maturity Date	Amount
Reserve at Chino Hills	7/29/2021	2.40% + LIBOR	Apartments	8/09/2025	$88.0
Payoffs and Sales

Description	Transaction Date	Interest Rate	Sector	Maturity Date	Amount
Modera Observatory	8/10/2021	2.35% + LIBOR	Apartments	06/10/2022	$20.0

Financings
New Debt

Description	Transaction Date	Interest Rate	Sector	Maturity Date	Amount
TREA NW Forum at Carlsbad JV LLC(1)	8/27/2021	3.00% + LIBOR	Retail	9/09/2024	$57.0
(1)     On August 27, 2021, the Account sold 50% of its ownership in The Forum at Carlsbad to Northwood Investors. Concurrent with the sale, the Account and Northwood Investors formed a joint venture known as TREA NW Forum at Carlsbad JV LLC, each contributing 50% interest. The amount shown represents the Account's 50% interest in the new debt associated with The Forum at Carlsbad.
Debt Payoff

Description	Transaction Date	Interest Rate	Sector	Maturity Date	Amount
The Forum at Carlsbad(1)	8/27/2021	4.25%	Retail	3/01/2022	$82.8
(1)     On August 27, 2021, the Account sold 50% of its ownership in The Forum at Carlsbad to Northwood Investors. Concurrent with the sale, the Account and Northwood Investors formed a joint venture known as TREA NW Forum at Carlsbad JV LLC, each contributing 50% interest. The amount shown represents the payoff of debt associated with the Account's wholly-owned investment in The Forum at Carlsbad.
Other

Description	Extension Date	Transaction Type	Updated Termination Date	Commitment Amount
Line of Credit I	7/16/2021	Commitment Extension	9/20/2022	$500.0
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint ventures, funds, an operating business and loans receivable, including those with related parties, which, as of September 30, 2021, represented 93.8% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:
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
As of September 30, 2021, 6.2% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., government agency notes and corporate bond securities) and, when applicable, REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in Critical Accounting Policies section above and in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements included herewith. As of the date of this report, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.
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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2021. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures provide reasonable assurance that material information required to be included in the Account's periodic reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
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

	(I)	Form of OneIRA Non-Qualified Deferred Annuity Contract (and Rate Schedule)[14]
	(J)	(1) Form of Endorsement to Retirement Choice and Retirement Choice Plus Contracts for Custom Portfolios[16]
(2) Form of Endorsement to Retirement Choice and Retirement Choice Plus Certificates for Custom Portfolios[16]
	(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate[17]
	(L)	(1)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Annuity Contract[18]
(2)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Plus Annuity Contract[18]
	(M)	Form of Retirement Plan Loan Endorsement to Group Retirement Annuity Certificate[20]
	(N)	Form of Retirement Plan Loan Endorsement to Retirement Annuity Contract[21]
	(O)	Form of Retirement Plan Loan Endorsement to Supplemental Retirement Annuity Contract[22]
	(P)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[23]
	(Q)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[24]
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of February 21, 2018 (the "Independent Fiduciary Agreement"), between TIAA, on behalf of the registrant, and RERC, LLC[15]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.[8]
	(C)	Side Letter Agreement, dated as of September 22, 2020, between TIAA, on behalf of the registrant, and RERC, LLC extending the term of the Independent Fiduciary Agreement.[19]
(31)		Rule 13(a)Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications*(e)/ Rule 13a-15(e)/15d-15(e) Certifications*
(32)		Section 1350 Certifications*
(101)		The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2021 (Unaudited), formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities as of September 30, 2021 (Unaudited), (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (Unaudited), (iii) the Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2021 and 2020 (Unaudited), (iv) the Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2021 and 2020 (Unaudited), and (v) the Notes to the Consolidated Financial Statements (Unaudited).**

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 5th day of November 2021.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

November 5, 2021	By:	/s/ Liza M. Tyler
Liza M. Tyler Senior Managing Director, Lifetime Income, Teachers Insurance and Annuity Association of America (Principal Executive Officer)

November 5, 2021	By:	/s/ Austin P. Wachter
Austin P. Wachter Executive Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)