Form 10-K
period 2021-12-31
TIAA REAL ESTATE ACCOUNT
filed 2022-03-10
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. Management intends that the Account will not hold more than 10% of net assets in such securities on a long-term basis. As of December 31, 2021, the Account did not hold any publicly traded REITs or CMBS.
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
Foreign Investments. The Account may also make foreign real estate, foreign real estate-related investments and foreign liquid, fixed-income investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management does not intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of December 31, 2021, the Account held $39.9 million in foreign real estate investments.
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
Investments Summary. At December 31, 2021, the Account’s net assets totaled $28.1 billion. As of that date, the Account’s investments in real estate properties, real estate joint ventures, real estate funds, a real estate operating business and loans receivable, net of the fair value of loans payable on real estate and the Account's outstanding balance on the line of credit, represented 92.1% of the Account’s net assets. The remaining 7.9% of net assets is primarily comprised of short-term marketable securities such as U.S. Treasury securities, U.S. government agency notes and corporate bonds.
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
As of December 31, 2021, the principal amount of mortgages secured by the Account's wholly-owned properties was $2.1 billion. When combined with the Account’s equity share of the $3.2 billion in mortgages held within and serviced by the Account’s joint venture investments, $500.0 million outstanding on the Account's line of credit and $240.3 million in loans collateralized by loans receivable, the Account's total outstanding debt is $6.1 billion, which is used to derive the Account’s loan-to-value ratio of 17.6% as of December 31, 2021.
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
Currently, TIAA, on behalf of the Account, maintains a senior revolving unsecured line of credit pursuant to an existing credit agreement with a syndicate of third-party bank lenders, including JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Account may use the proceeds of borrowings under the Credit Agreement for funding general organizational purposes of the Account in the ordinary course of business, including financing certain real estate portfolio investments. The Account may enter into additional unsecured lines of credit, credit facilities and term bank loans underwritten by one or more third-party lenders. In addition, from time to time, the Account may, if permitted by applicable insurance laws, borrow capital for operating or other needs by offering debt securities
Risk Factors. The Account’s assets and income can be affected by a variety of risk factors. These risks are more fully described under Item 1A of this report.
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
Independent Fiduciary. Because TIAA’s ability to purchase and sell liquidity units raises certain technical issues under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), TIAA applied for and received a prohibited transaction exemption from the U.S. Department of Labor in 1996 (“PTE 96-76”). In connection with the exemption, TIAA has appointed an independent fiduciary for the Account, with overall responsibility for reviewing the Account’s transactions to determine whether they are in accordance with the Account’s investment guidelines. SitusAMC Real Estate Valuation Services, LLC, formerly known as RERC, LLC,, a real estate consulting firm whose principal offices are located in West Des Moines, IA (“SitusAMC”), was appointed as independent fiduciary beginning March 1, 2006 and currently serves as the Account’s independent fiduciary, pursuant to an engagement letter agreement effective March 1, 2022, whose term expires on February 28, 2027. The independent fiduciary’s responsibilities include:
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
•Joint ventures and real estate funds, including the risk that the Account may have limited rights with respect to the joint venture or that a co-venturer or fund manager may have financial difficulties;
•Governmental regulatory matters such as zoning laws, rent control laws, and property and other taxes;
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
•Utilization of ESG criteria in its commercial real estate underwriting may result in the Account foregoing some commercial real estate market opportunities and subsequently underperforming relative to other investment vehicles that do not utilize such ESG criteria in selecting portfolio properties;
•Countries with emerging market, foreign commercial real properties, foreign real estate loans, foreign debt investments and foreign securities investments that may experience unique risks such as changes in currency exchange rates, imposition of market controls or currency exchange controls, seizure, expropriation or nationalization of assets, political, social or diplomatic events or unrest, regulatory and taxation risks and risks associated with enforcing judgments in foreign countries that could cause the Account to lose money;
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
•Risks associated with the Account’s investments in, and leasing of, single-family real estate include risks relating to the condition of the properties, the credit quality and employment stability of the tenants, and compliance with applicable local laws regarding the acquisition and leasing of single family real estate;
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
•The tax rules applicable to the contracts vary and your rights under a contract may be subject to the terms of your employer's retirement plan itself, regardless of the terms of the contract.
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
•The Account also owns and operates office properties, which, in addition to the risks listed above, are subject to specific risks, including the risk of long term demand for traditional office space declining significantly in the future as employers shift from traditional in-office working models to work-from-home and hybrid working arrangements as a result of the ongoing COVID-19 pandemic or other factors.
•From time to time, the Account may own and lease single family real estate. In addition to the risks listed above, single-family real estate investment may subject the Account to a variety of additional risks, including risks relating to the condition of the properties, the credit quality and employment stability of the tenants, and compliance with applicable local laws regarding the acquisition and leasing of single family real estate. Until recently, the single-family rental business consisted primarily of private and individual investors in local markets and was managed individually or by small, local property managers. This part of our real estate-related investment strategy involves purchasing, renovating, maintaining and managing residential properties and leasing them to suitable tenants. Large, well-capitalized institutional investors such as the Account have only recently entered this business and, as a result, there are very few peer companies with an established long-term track record to assist us in predicting whether our single family investment strategy can be implemented and sustained successfully over time. Furthermore, the single family real estate that we acquire vary materially in terms of time to possession, renovation, quality and type of construction, location and hazards. Our success depends on our ability to acquire single family properties that can be quickly possessed renovated, repaired, upgraded and rented with minimal expense and maintained in rentable condition. Our ability to identify and acquire such properties is fundamental to this part of our real related investment strategy. In addition, the recent market and regulatory environments relating to single-family residential properties have been changing rapidly, making future trends difficult to forecast. For example, an increasing number of homeowners now wait for an eviction notice or eviction proceedings to commence before vacating foreclosed premises, which can significantly increase the time period between the acquisition and leasing of a single family property. Such changes affect the accuracy of our assumptions on investment return for single family properties and, in turn, may adversely affect the Account’s performance.
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
Risk of ESG-Related Factors. Third party property management services employed by TIAA may not sufficiently assess and/or appropriately manage ESG-related criteria when acquiring and/or operating commercial real property held in the Account’s portfolio, and any resulting ESG-related financial performance issues with the commercial property may have the potential in certain circumstances to negatively impact the value of the property and resulting investment returns for the Account.

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
Valuation and Appraisal Risks. Investments in the Account’s assets are stated at fair value, which is defined as the price that would be received to sell the asset in an orderly transaction between market participants at the measurement date. Because fair value excludes transaction costs that will be incurred to sell an investment, the Account's unit value won't necessarily reflect the net realizable value of its investments. Determination of fair value, particularly for real estate assets, involves significant judgment. Valuation of the Account’s real estate properties (which comprise a substantial majority of the Account’s net assets) are based on real estate appraisals, which are estimates of property values based on a professional's opinion and may not be accurate predictors of the amount the Account would actually receive if it sold a property. Appraisals can be subjective in certain respects and rely on a variety of assumptions and conditions at that property or in the market in which the property is located, which may change materially after the appraisal is conducted. Among other things, market prices for comparable real estate may be volatile, in particular if there has been a lack of recent transaction activity in such market. Any future disruptions in the macro-economy, real estate markets and the credit markets, such as those that occurred from 2008-2011 or that were caused by the COVID-19 pandemic, could lead to a significant decline in real estate transaction activity in most markets and sectors in which the Account is invested. The resulting lack of observable transaction data may make it more difficult for a property appraisal to determine the fair value of the Account’s investment in one or more real estate assets. In addition, a portion of the data used by appraisers is based on historical information at the time the appraisal is conducted, and subsequent changes to such data, after an appraiser has used such data in connection with the appraisal, may not be adequately captured in the appraised value. Also, to the extent that the Account uses a relatively small number of independent appraisers to value a significant portion of its properties, valuations may be subject to any institutional biases of such appraisers and their valuation procedures.
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
Risks of Borrowing. The Account acquires some of its properties subject to existing financing and from time to time borrows new funds at the time of purchase. The Account may borrow pursuant to mortgages placed on individual properties, under the Account’s Credit Agreement, under another unsecured line of credit, credit facility or term bank loan into which the Account enters in the future, or under the terms of debt securities issued by the Account. Also, the Account may from time to time place new leverage on, increase the leverage already placed on, or refinance maturing debt on, existing properties the Account owns. Under the Account's current investment guidelines, the Account intends to maintain its loan-to-value ratio at or below 30% (measured at the time of incurrence and after giving effect thereto) with a targeted loan-to-value ratio of 20% or less. As of December 31, 2021, the Account’s loan-to-value ratio was approximately 17.6%. Also, the Account may borrow up to 70% of the then-current value of a particular property. Non-construction mortgage loans on a property will be non-recourse to the Account, except for standard non-recourse carve outs. Among the risks of borrowing money, including borrowing under the Credit Agreement, any additional future line of credit, credit facility or term bank loan, the issuance of debt securities by the Account, or under another line of credit or credit facility, or otherwise investing in a property subject to a mortgage are the following:
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
•Default Risk. The property or group of encumbered properties may not generate sufficient cash flow to support the debt service on the mortgage loan. The property may also fail to meet certain financial or operating covenants contained in the loan documents and/or the property may have negative equity (i.e., the loan balance exceeds the value of the property) or inadequate equity. In addition, income from properties or investments or any other source of income for the Account may not generate sufficient cash flow to support the debt service on a line of credit or credit facility or debt securities issued by the Account. In any of these circumstances, we (or a joint venture in which we invest) may default on the loan, including due to the failure to make required debt service payments when due. If a loan is in default, the Account or the venture may determine that it is not economically desirable and/or in the best interests of the Account to continue to make payments on the loan (including accessing other sources of funds to support debt service on the loan), and/or the Account or venture may not be able to otherwise remedy such default on commercially reasonable terms or at all. In either case, the lender then could accelerate the outstanding amount due on the loan and/or foreclose on the underlying property, in which case the Account could lose the value of its investment in the foreclosed property. Further, any such default or acceleration could trigger a default under loan agreements in respect of other Account properties pledged as security for the defaulted loan or other loans. Finally, any such default could subject the Account to the costs of litigation, increase the Account’s borrowing costs, or result in less favorable terms, with respect to financing future properties or entering into future lines of credit or credit facilities, obtaining future bank term loans or issuing debt securities.
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
•Variable Interest Rate Risk. If the Account obtains variable-rate loans, the Account’s returns may be volatile when interest rates are volatile. Generally, changes in interest rates will have a smaller effect on the market value of variable-rate loans than on the market value of comparable fixed-rate obligations. Further, the Account is exposed to interest rate risk with respect to variable-rate indebtedness based on current property-level mortgage financings, and may become exposed to such interest rate risk in any future borrowings under the Credit Agreement, one or more future bank term loans or any issuance of debt securities. Any increase in interest rates under such debt financing arrangements would directly result in higher interest expense costs to the Account. Any interest rate hedging activities the Account engages in to mitigate this risk may not fully protect the Account from the impact of interest rate volatility. As of December 31, 2021, the outstanding principal balance of our variable rate indebtedness, including mortgage loans payable and line of credit was $754.2 million.
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
Investment and Cash Management Risks Associated with Contract Owner Transactions. The amount the Account has available to invest in new properties and other real estate-related assets will depend, in large part, on the level of net contract owner transfers into or out of the Account as well as contract owner premiums into the

Account. As noted elsewhere in this report, the Account intends to hold between 15% and 25% of its net assets in liquid, fixed-income investments. These liquid assets are intended to be used to satisfy contract owner redemption requests and meet the Account’s expense needs (including, from time to time, obligations on debt). Significant contract owner transaction activity into or out of the Account’s units is generally not predictable, and wide fluctuations can occur as a result of macroeconomic, geopolitical or market conditions (including market disruptions, volatility or downturns), the performance of equities or fixed income securities or general investor sentiment, regardless of the historical performance of the Account or of the performance of the real estate asset class generally. In the event that the Account were to experience significant net contract owner transfers out of the Account, such transfers can eventually cause the Account’s liquid, fixed-income investments to comprise less than 10% of the Account’s assets (on a net and total basis), as occurred over the course of 2021. As of December 31, 2021, the Account’s liquid, fixed-income investments comprised 7.9% of its net assets. Such situations could trigger the need to execute the TIAA liquidity guarantee. If a significant amount of net contract owner transfers out of the Account were to recur, particularly in high volumes, the Account may not have enough available liquid assets to pursue, or consummate, new investment opportunities presented to us that are otherwise attractive to the Account. This, in turn, could harm the Account’s returns. Even though the Account has over time experienced both net inflows (purchases) and net outflows (redemptions) of contract owner investments on an annual basis, there is no guarantee that net outflow or redemption activity will not increase, perhaps in a significant and rapid manner, particularly in response to market cycles in the domestic and foreign securities and commercial real estate markets and other factors.
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
•A partner that administratively operates a particular co-venture may not sufficiently assess and/or appropriately manage ESG-related criteria when acquiring and/or operating commercial real property, and any resulting ESG-related financial performance issues with the commercial property may have the potential in certain circumstances to negatively impact the value of, and subsequent investment returns on, the property.
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
Real Estate Regulatory Risks. Government regulation at the federal, state and local levels, including, without limitation, zoning laws, rent control or rent stabilization laws, laws regulating housing on the Account’s multi-family and single family properties, the Americans with Disabilities Act, property taxes and fiscal, accounting, environmental or other government policies, could operate or change in a way that adversely affects the Account and its properties. For example, these regulations could raise the cost of acquiring, owning, improving or maintaining properties, present barriers to otherwise desirable investment opportunities or make it harder to sell, rent, finance, or refinance properties either on economically desirable terms, or at all, due to the increased costs associated with regulatory compliance.

In addition, some state and local municipal jurisdictions, such as New York City, Boston, MA, and Washington D.C. and the States of Washington and Colorado, have enacted legislation which compels building owners to meet standards for energy efficiency or carbon emission limits which may result in unplanned capital expenditures or require amendments to leases or other financial agreements with tenants (which represent a significant portion of building energy consumption) to improve building efficiency. If standards are not met, the Account could be subject to fines and/or other regulatory penalties that may impact the value of non-compliant building held in the Account’s portfolio. Additional state and local jurisdictions (including foreign jurisdictions where the Account could own commercial property) that have committed to achieve carbon reduction, clean energy standards and other ESG-related criteria may implement similar legislation impacting commercial real estate that could increase costs and negatively impact the performance of such properties in the Account’s portfolio where it may not be financially feasible to meet such standards.
Environmental Risks. How well a company manages its impacts on the natural environment can support longer-term sustainable growth, or present unmitigated costs and risks. The Account may be liable for damage to the environment or injury to individuals caused by hazardous substances used or found on its properties. Under various environmental regulations, the Account may also be liable, as a current or previous property owner or mortgagee, for the cost of removing or cleaning up hazardous substances found on a property, even if it did not know of and was not responsible for the hazardous substances. If any hazardous substances are present or the Account does not properly clean up any hazardous substances, or if the Account fails to comply with regulations requiring it to actively monitor the business activities on its premises, the Account may have difficulty selling or renting a property or be liable for monetary penalties. Further, environmental laws may impose restrictions on the manner in which a property may be used, the tenants which may be allowed, or the manner in which businesses may be operated, which may require the Account to expend funds in order to comply with these laws. These laws may also cause the most ideal use of the property to differ from that originally contemplated and as a result could impair the Account’s returns. The cost of any required clean-up relating to a single real estate investment (including remediating contaminated property) and the Account’s potential liability for environmental damage, including paying personal injury claims and performing under indemnification obligations to third parties, could exceed the value of the Account’s investment in a property, the property’s value, or in an extreme case, a significant portion of the Account’s assets. Finally, while the Account may from time to time acquire third-party insurance related to environmental risks, such insurance coverage may be inadequate to cover the full cost of any loss and would cause the Account to be reliant on the financial health of our third-party insurer at the time any such claim is submitted.
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
Climate Change Transition Risks. Climate change poses long-term risks to investments that should be assessed and mitigated. Risks fall into two primary categories, as outlined with the Task Force on Climate related Financials Disclosures (“TCFD”):
•Physical Risk; and
•Low Carbon Transition Related Risks: Transitioning to a low-carbon economy may entail extensive policy, legal, regulatory, technology and market changes as public and private organizations and institutions attempt to mitigate and adapt to climate change. Depending on the nature, speed and focus of these changes, transition risks may pose varying levels of financial and reputational risk to organizations and, by definition, also to their investors and portfolio assets (such as those held by the Account). While transition risk is relevant across sectors, it is likely to be especially severe for carbon-intensive industries. The Account will attempt to develop a specific pathway to achieve net zero carbon impact across its portfolio properties (“Net Zero Carbon”) in order to mitigate financial risk associated with the transition to a low-carbon economy as part of what TIAA believes is its fiduciary responsibility to mitigate risk in the Account’s portfolio and enhance the financial performance for the Account’s real estate investments. Given the long-term nature of commercial real estate investments, TIAA will target to protect and enhance the value of the Account’s commercial real estate investments by achieving Net Zero Carbon prior to the time period where a commercial real estate investment may become obsolete or illiquid if it cannot reasonably reduce emissions to meet required standards. TIAA will continue to ensure that all portfolio investment decisions for the Account with regard to Net Zero Carbon are based on expected financial performance, taking into account potential risks to asset value or liquidity, and opportunities to improve performance through improvements to commercial real estate properties held by the Account that reduce energy use and carbon emissions and thus decrease long-term costs for the Account.
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

RISKS OF INVESTING IN REAL ESTATE INVESTMENT TRUST (REIT) SECURITIES
The Account may invest in registered and unregistered REIT securities for diversification, liquidity management and other purposes. The Account’s investment in REITs may also increase, as a percentage of net assets, during periods in which the Account is experiencing large net inflow activity, in particular due to net contract owner transfers into the Account. As of December 31, 2021, the Account did not hold any REIT securities. Investments in REIT securities are subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying properties owned by the entity, while mortgage REITs may be affected by the quality of any credit extended. Moreover, changes in consumer behavior that affect the use of commercial spaces could negatively impact the value of properties underlying certain REITs. In addition to these risks, because REIT investments are securities and generally publicly traded, they may be exposed to market risk and potentially significant price volatility due to changing conditions in the financial markets and, in particular, changes in overall interest rates, regardless of the value of the underlying real estate such REIT may own. In general, during periods of high interest rates, REITs may lose some of their appeal for investors who may be able to obtain higher yields from other income-producing investments, such as long-term bonds. Rising interest rates generally increase the cost of financing for real estate projects, which could cause the value of an equity REIT to decline. During periods of declining interest rates, mortgagors may elect to prepay mortgages held by mortgage REITs, which could lower or diminish the yield on the REIT. Also, sales of REIT securities by the Account for liquidity management purposes may occur at times when values of such securities have declined and it is otherwise an inopportune time to sell the security. Volatility in REITs can cause significant fluctuations in the Account’s AUV on a daily basis, as they are correlated to equity markets which have experienced significant day to day fluctuations over the past few years. Finally, certain REITs may be self-liquidating in that a specific term of existence is provided for in their trust document. In acquiring the securities of REITs, the Account runs the risk that it will sell them at an inopportune time. REITs do not pay federal income taxes if they distribute most of their earnings to their shareholders and meet other tax requirements. Many of the requirements to qualify as a REIT, however, are highly technical and complex. Failure to qualify as a REIT results in tax consequences, as well as disqualification from operating as a REIT for a period of time. Consequently, if the Account invests in securities of a REIT that later fails to qualify as a REIT, this may adversely affect the performance of our investment.
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
Interest Rate Risk. The risk that the value or yield of fixed-income investments may decline if interest rates change. In general, when prevailing interest rates decline, the market values of outstanding fixed-income investments (particularly those paying a fixed rate of interest) tend to increase while yields on similar newly issued fixed-income investments tend to decrease, which could adversely affect the Account’s income. Conversely, when prevailing interest rates increase, the market values of outstanding fixed-income investments (particularly those paying a fixed rate of interest) tend to decline while yields on similar newly issued fixed income investments tend to increase. If a fixed-income investment pays a floating or variable rate of interest, changes in prevailing interest rates may increase or decrease the investment’s yield. Fixed-income investments with longer durations tend to be more sensitive to interest rate changes than shorter-term investments. Interest rate risk is generally heightened during periods when prevailing interest rates are low or negative. During periods of very low or negative interest rates, a fixed-income investment may not be able to maintain positive returns. As of December 31, 2021, interest rates in the United States and in certain foreign markets have risen from historic low levels. In general, changing interest rates could have unpredictable effects on the markets and may expose fixed-income and related markets to heightened volatility. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions). Additional interest rate-related risk include the following:
•London Interbank Offered Rate (“LIBOR”) Risks. LIBOR is an average interest rate, determined by the ICE Benchmark Administration, that banks charge one another for the use of short-term money. Certain instruments in which the Account may invest are subject to rates that are tied to a specific interest rate, such as LIBOR. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that the FCA will no longer persuade nor compel banks to submit rates for the calculation of LIBOR after 2021. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator, or no longer be representative immediately after December 31, 2021, for all four LIBOR settings (British Pound (“GBP”), Euro, Swiss Franc and Japanese Yen) and one-week and two-month U.S. dollar LIBOR settings, and immediately after June 30, 2023 for the remaining U.S. dollar LIBOR settings, including three-month U.S. dollar LIBOR. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the Alternative Reference Rates Committee, a steering committee convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York and comprised of large U.S. financial institutions, has recommended the use of the Secured Overnight Financing Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR and measures the cost of overnight borrowings through repurchase agreement transactions collateralized with U.S. Treasury securities. Another potential replacement rate is the Sterling Overnight Index Average Rate (“SONIA”), which is intended to replace GBP LIBOR and measures the overnight interest rate paid by banks for unsecured transactions in the sterling market. Other replacement rates could be adopted by market participants. Although the transition process away from LIBOR has become increasingly well-defined in advance of the anticipated discontinuation date, there remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate. Any potential effects of the transition away from LIBOR on the Account or on certain instruments in which the Account invests can be difficult to ascertain, and they may vary depending on factors that include, but are not limited to: (i) existing fallback or termination provisions in individual contracts and (ii) whether, how, and when industry participants develop and adopt new reference rates and fallbacks for both legacy and new products and instruments. In addition, interest rate provisions included in such contracts may need to be renegotiated in contemplation of the transition away from LIBOR. The transition may also result in a reduction in the value of certain instruments held by the Account or a reduction in the effectiveness of related Account transactions such as currency or other hedges. In addition, an instrument’s transition to a replacement rate could result in variations in the reported yields of such instrument held by the Account. The usefulness of LIBOR as a benchmark could deteriorate during the transition period and, at this time, it is not possible to predict the effect of the establishment of SOFR, SONIA or any other replacement rates or any other reforms to LIBOR. Any such effects of the transition away from LIBOR, as well as other unforeseen effects, could result in losses to the Account; and
•Negative Interest Rate Risk. Certain European countries and Japan have pursued negative interest rate policies, the consequences of which are uncertain. In response to recent volatility and economic uncertainty, the U.S. government and certain foreign central banks have taken steps to stabilize markets by, among other things, reducing interest rates. A negative interest rate policy is an unconventional central bank monetary policy tool where nominal target interest rates are set with a negative value (i.e., below zero percent) intended to help create self-sustaining growth in the local economy. If a bank charges negative interest, instead of receiving interest on deposits, a depositor must pay the bank fees to keep money with the bank. As a result, certain debt instruments have recently begun to trade at negative yields, which means the purchaser of the instrument may receive at maturity less than the total amount invested. Negative interest rates may become more prevalent among foreign (non-U.S.) issuers, and potentially within the United States. These market conditions may increase the Account’s exposure to the risks associated with rising interest rates. A wide variety of factors can cause interest rates or yields of U.S. Treasury securities (or yields of other types of bonds) to rise. This is especially true under current market conditions because, as of December 31, 2021, interest rates in the United States and in certain foreign markets are at low levels. Thus, the Account currently faces a heightened level of risk associated with rising interest rates. This could be driven by a variety of factors, including, but not limited, to central bank monetary policies, changing inflation or real growth rates, general economic conditions, increasing bond issuances or reduced market demand for low yielding investments. To the extent the Federal Reserve Board continues to raise interest rates, there is a risk that rates across the financial system may rise. To the extent the Account has a bank deposit or holds a debt or mortgage instrument with a negative interest rate to maturity, the Account would generate a negative return on that investment. A number of factors may contribute to debt instruments trading at a negative yield. While negative yields can be expected to reduce demand for fixed-income investments trading at a negative interest rate, investors may be willing to continue to purchase such investments for a number of reasons including, but not limited to, price insensitivity, arbitrage opportunities across fixed-income markets, rules-based investment strategies, capital preservation, reduced volatility, or decreased investment opportunities. If negative interest rates become more prevalent in the market, it is expected that investors will seek to reallocate assets to other income-producing assets such as investment-grade and high-yield debt instruments, or equity investments that pay a dividend. This increased demand for higher yielding assets may cause the price of such instruments to rise while triggering a corresponding decrease in yield and the value of debt instruments over time. In addition, a move to higher yielding investments may cause investors, including the Account, to seek fixed-income investments with longer duration and/or potentially reduced credit quality in order to seek the desired level of yield. These considerations may limit the Account’s ability to locate fixed-income instruments containing the desired risk/return profile. Changing interest rates, including, but not limited to, rates that fall below zero, could have unpredictable effects on the markets and may expose fixed-income and related markets to heightened volatility and potential illiquidity, increasing the potential for losses for the Account.
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
Risks of Hedging Strategies for Domestic and Foreign Loans and Securities. In managing any domestic or foreign mezzanine debt or other domestic or foreign loans, securities or real estate, the Account may use or enter into forward currency contracts and foreign currency swaps, and may buy or sell put and call options and futures contracts on foreign currencies as well as other types of derivatives transactions (including interest rate swaps and options, futures contracts or swaps) in order to hedge against the risks of exchange rate uncertainties, interest rate uncertainties and foreign currency or market fluctuations impacting the Account’s domestic or foreign loans, securities and real estate investments. Changes in exchange rates and exchange control regulations or interest rates may increase or reduce the value of domestic or foreign mezzanine debt or other types of loans,securities and real estate. Currency hedging, interest rate hedging and similar transactions involve special risks and may limit potential gains due to increases in a currency’s value or changes in interest rates. Unanticipated changes in interest rates, domestic or foreign securities prices or currency exchange rates may result in poorer overall performance of the Account than if it had not entered into any such currency-related or interest rate-related hedging transactions for such loans and securities. In addition, the Account could incur additional costs of paying hedge unwind fees, if it has to terminate cross-currency or interest rate swaps, futures contracts or options prematurely due to early repayment of domestic or foreign mezzanine or other debt or securities. The Account does not intend to speculate in foreign currency exchange transactions, forward currency contracts, interest rate options, futures contracts or swaps or other types of hedging transactions relating to its portfolio of domestic and foreign loans and securities.
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
Interest Rate Risk. The risk that increases or volatility in interest rates can cause the prices of certain fixed-income investments to decline. This risk is heightened to the extent the Account invests in fixed-income investments and during periods when prevailing interest rates are low. Periods of very low or negative interest rates may challenge the Account’s ability to maintain positive returns. As of December 31, 2021, interest rates in the United States and in certain foreign markets have risen recently from historic low levels in anticipation of tightening monetary policy by central banks, which may increase the Account’s exposure to risks associated with rising interest rates. In general, changing interest rates could have unpredictable effects on the markets and may expose fixed-income and related markets to heightened volatility. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions).
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
CONFLICTS OF INTEREST WITHIN TIAA
General. TIAA and its affiliates (including Nuveen Alternatives Advisors LLC (“NAA”) and Teachers Advisors, LLC (“TAL”), its wholly owned subsidiaries and registered investment advisers, and Nuveen Management AIFM Limited (dba Nuveen Real Estate (“NRE”), its wholly owned subsidiary) have interests in other real estate programs and accounts and also engage in other business activities. As such, they will have conflicts of interest in allocating their time between the Account’s business and these other activities. Also, the Account may be buying properties at the same time as TIAA affiliates that may have similar investment objectives to those of the Account. There is also a risk that TIAA will choose a property that provides lower returns to the Account than a property purchased by TIAA and its affiliates. Further, the Account will likely acquire properties in geographic areas where TIAA and its affiliates own or manage properties, including in foreign markets. In addition, the Account may desire to sell a property at the same time another TIAA affiliate is selling a property in an overlapping market. Conflicts could also arise because some properties owned or managed by TIAA and its affiliates may compete with the Account’s properties for tenants. Among other things, if one of the TIAA entities attracts a tenant that the Account is competing for, the Account could suffer a loss of revenue due to delays in locating another suitable tenant. TIAA has adopted allocation policies and procedures applicable to the purchasing conflicts scenario, but the resolution of such conflicts may be economically disadvantageous to the Account. As a result of TIAA’s and its affiliates’ obligations to TIAA itself and to other current and potential investment vehicles sponsored by TIAA affiliates with similar objectives to those of the Account, there is no assurance that the Account will be able to take advantage of every attractive investment opportunity that otherwise is in accordance with the Account’s investment objectives.
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
TAX RISKS
The tax rules applicable to the contracts vary according to the type of retirement plan and the terms and conditions of the plan. Your rights under a contract may be subject to the terms of the retirement plan itself, regardless of the terms of the contract. Adverse tax consequences may result if contributions, distributions, and other transactions with respect to the contract are not made or effected in compliance with applicable law. We cannot provide detailed information on all tax aspects of the contracts. Moreover, the tax aspects that apply to a particular person’s contract may vary depending on the facts applicable to that person and state of residence. Tax rules may change without notice. We cannot predict whether, when, or how these rules could change. Any change could affect contracts purchased before the change. We cannot predict what, if any, legislation will actually be proposed or enacted. Before making contributions to your contract or taking other action related to your contract, you should consult with a tax advisor to determine the tax implications of an investment in, and payments received under, the contract.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.
THE PROPERTIES—GENERAL
In the table below, contract owners will find general information about each of the Account’s investments as of December 31, 2021. The Account’s investments include both properties that are wholly owned by the Account and properties owned by the Account’s joint venture investments. Certain investments include a portfolio of properties.

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
OFFICE PROPERTIES
1001 Pennsylvania Ave	Washington, D.C.	100.00%	761,714	91.1%	$811.2	(3)
Lincoln Centre	Dallas, TX	100.00%	1,624,006	76.5%	538.7
99 High Street	Boston, MA	100.00%	730,210	87.5%	530.7	(3)
701 Brickell Avenue	Miami, FL	100.00%	686,333	88.9%	490.3	(3)
Colorado Center	Santa Monica, CA	50.00%	1,189,114	83.1%	377.3	(4)
780 Third Avenue	New York, NY	100.00%	513,402	52.7%	374.5	(3)
Four Oaks Place	Houston, TX	51.00%	2,341,067	82.8%	347.4	(4)
1900 K Street, NW	Washington, D.C.	100.00%	358,610	97.6%	336.0	(3)
Wilshire Rodeo Plaza	Beverly Hills, CA	100.00%	256,144	84.8%	322.1
Foundry Square II	San Francisco, CA	50.10%	520,218	85.7%	315.7
21 Penn Plaza	New York, NY	100.00%	379,281	92.1%	312.5
One Boston Place	Boston, MA	50.25%	805,247	83.4%	265.8
Seavest MOB	Pittsburgh, PA	98.30%	764,154	96.0%	243.2	(4)
1401 H Street, NW	Washington, D.C.	100.00%	359,789	94.1%	228.5	(3)
Campus Pointe 1	San Diego, CA	45.00%	449,759	99.2%	221.8
Fort Point Creative Exchange Portfolio	Boston, MA	100.00%	406,674	62.8%	206.0
837 Washington Street	New York, NY	100.00%	55,497	100.0%	203.0
88 Kearny Street	San Francisco, CA	100.00%	233,887	60.7%	199.3
501 Boylston	Boston, MA	50.10%	611,039	71.0%	192.2	(4)
Campus Pointe 2 & 3	San Diego, CA	45.00%	305,006	100.0%	177.4
Camput Pointe 6	San Diego, CA	45.00%	314,103	87.6%	169.6
Fourth & Madison	Seattle, WA	51.00%	845,533	95.3%	164.3	(4)
Juniper MOB Portfolio	Various	50.00%	674,007	90.6%	163.2
150 Industrial Road	San Carlos, CA	98.00%	229,640	100.0%	151.3
Vista Station Office Portfolio	Draper, UT	100.00%	400,000	100.0%	124.5	(3)
440 Ninth Avenue	New York, NY	88.52%	410,815	88.8%	123.1	(4)
1600 Broadway Street	Denver, CO	100.00%	444,595	84.6%	108.0
101 Pacific Coast Highway	El Segundo, CA	100.00%	200,228	91.4%	95.3
The Ellipse at Ballston	Arlington, VA	100.00%	197,741	72.2%	77.3
9625 Towne Centre Drive	San Diego, CA	49.90%	163,648	100.0%	73.8
Wilton Woods Corporate Campus	Wilton, CT	100.00%	534,196	68.4%	73.7
Campus Pointe 5	San Diego, CA	45.00%	269,048	100.0%	64.7
200 Middlefield Road	Menlo Park, CA	100.00%	43,081	85.5%	59.2
West Lake North Business Park	Westlake Village, CA	100.00%	197,366	79.3%	58.6
Camelback Center	Phoenix, AZ	100.00%	236,553	75.0%	55.0
101 North Tryon Street	Charlotte, NC	85.00%	546,751	53.2%	47.4	(4)
8270 Greensboro Drive	McLean, VA	100.00%	160,296	69.0%	45.2
3131 McKinney	Dallas, TX	100.00%	146,651	49.2%	44.4
30700 Russell Ranch	Westlake Village, CA	100.00%	136,262	97.7%	36.6

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
Campus Pointe 4	San Diego, CA	45.00%	44,034	100.0%	$31.3
817 Broadway	New York, NY	61.46%	139,062	24.1%	25.2	(4)
Subtotal—Office Properties				83.1%	$8,485.3

INDUSTRIAL PROPERTIES
Ontario Industrial Portfolio	Various	100.00%	3,361,602	100.0%	$836.0
Great West Industrial Portfolio	Rancho Cucamonga and Fontana, CA	100.00%	1,358,925	100.0%	402.0
Dallas Industrial Portfolio	Dallas and Coppell, TX	100.00%	3,684,941	100.0%	333.0
Cerritos Industrial Park	Cerritos, CA	100.00%	934,213	99.1%	281.0
Southern CA RA Industrial Portfolio	Los Angeles, CA	100.00%	920,078	96.7%	267.7
Oakmont IE West Portfolio	Fontana, CA	100.00%	709,941	100.0%	244.0
Rainier Corporate Park	Fife, WA	100.00%	1,104,071	100.0%	210.9
South River Road Industrial	Cranbury, NJ	100.00%	858,957	100.0%	198.3
Frontera Industrial Business Park	San Diego, CA	100.00%	794,330	99.6%	181.4
Pinto Business Park	Houston, TX	100.00%	1,641,141	90.6%	174.6
Rancho Cucamonga Industrial Portfolio	Rancho Cucamonga, CA	100.00%	573,000	100.0%	164.0
Seneca Industrial Park	Pembroke Park, FL	100.00%	882,182	96.3%	163.1
Regal Logistics Campus	Seattle, WA	100.00%	968,535	100.0%	161.0
Northern CA RA Industrial Portfolio	Oakland, CA	100.00%	625,304	99.1%	147.3
Shawnee Ridge Industrial Portfolio	Atlanta, GA	100.00%	1,422,922	100.0%	132.1
Ontario Mills Industrial Portfolio	Ontario, CA	100.00%	435,733	100.0%	129.2
Hendricks Gateway	Indianapolis, IN	100.00%	1,072,069	100.0%	115.0
Weston Business Center EF	Weston, FL	100.00%	396,090	100.0%	110.0
Stevenson Point	Newark, CA	100.00%	312,885	100.0%	106.0
Chicago Caleast Industrial Portfolio	Chicago, IL	100.00%	1,145,152	98.3%	103.0
Weston Business Center	Weston, FL	100.00%	455,268	100.0%	97.2
Northwest Houston Industrial Portfolio	Houston, TX	100.00%	1,010,957	92.0%	88.3
Pinnacle Industrial Portfolio	Grapevine, TX	100.00%	899,200	100.0%	87.3
Centre Pointe and Valley View	Los Angeles County, CA	100.00%	307,685	100.0%	83.3
The Hub	Long Island City, NY	95.00%	345,643	72.8%	82.3	(4)
Broward Industrial Portfolio	Various, FL	100.00%	355,088	100.0%	82.2
Pacific Corporate Park	Fife, WA	100.00%	388,783	100.0%	79.4
Northeast RA Industrial Portfolio	Boston, MA	100.00%	384,126	100.0%	77.3
200 Milik Street	Carteret, NJ	100.00%	232,134	100.0%	75.4
Midway 840	Mount Juliet, TN	100.00%	670,680	100.0%	70.8
Landover Logistics	Landover, MD	100.00%	360,550	84.0%	67.7
Atlanta Industrial Portfolio	Lawrenceville, GA	100.00%	495,440	100.0%	60.9
Fairfield Tolenas Development	Fairfield, CA	95.00%	427,020	—%	59.0
Northwest RA Industrial Portfolio	Seattle, WA	100.00%	312,321	100.0%	57.9
Otay Mesa Industrial Portfolio	San Diego, CA	100.00%	265,712	100.0%	52.6
I-35 Logistics Center	Fort Worth, TX	95.00%	119,665	56.1%	50.6
One Beeman Road	Northborough, MA	100.00%	342,900	100.0%	49.7
Chicago Industrial Portfolio	Chicago, IL	100.00%	334,824	88.7%	46.6
Almond Avenue	Fontana, CA	100.00%	146,864	100.0%	45.3

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
Riverside 202 Industrial	Phoenix, AZ	100.00%	319,860	100.0%	$33.3
10 New Maple	Pine Brook, NJ	100.00%	266,338	95.0%	32.7
Jackson Shaw Forward Portfolio: Centerpoint	San Antonio, TX	100.00%	302,518	—%	29.6
Park 10 Distribution	Houston, TX	100.00%	152,638	100.0%	14.5
Chisolm Trail	Houston, TX	100.00%	86,904	64.8%	5.7
Subtotal—Industrial Properties				95.8%	$5,889.2
RETAIL PROPERTIES
The Florida Mall	Orlando, FL	50.00%	1,112,424	82.9%	$613.7	(4)
Fashion Show	Las Vegas, NV	50.00%	1,904,448	95.2%	557.8	(4)
Westwood Marketplace	Los Angeles, CA	100.00%	202,202	100.0%	174.0
Village Crossing	Skokie, IL	100.00%	722,457	95.0%	153.8
Pacific City	Huntington Beach, CA	100.00%	189,951	81.2%	140.0	(3)
Florida Retail Portfolio	Various, FL	80.00%	328,594	86.0%	128.2
Birkdale Village	Huntersville, NC	93.00%	128	94.1%	127.7	(4)
350 Washington	Boston, MA	100.00%	147,353	92.6%	125.0
Bridgepointe Shopping Center	San Mateo, CA	100.00%	231,519	61.6%	121.0
West Town Mall	Knoxville, TN	50.00%	777,065	93.5%	116.6	(4)
Fayette Pavilion	Fayetteville, GA	100.00%	1,521,852	92.7%	113.4
Plaza America	Reston, VA	100.00%	164,232	88.0%	108.0
Marketfair	West Windsor, NJ	100.00%	243,212	95.0%	96.1
The Shops at Wisconsin Place	Chevy Chase, MD	100.00%	117,202	78.5%	89.2	(5)
Miami International Mall	Miami, FL	50.00%	1,085,795	92.6%	84.9	(4)
Marketplace at Mill Creek	Buford, GA	100.00%	401,896	91.4%	83.8	(3)
Publix at Weston Commons	Weston, FL	100.00%	126,922	92.7%	73.1
Charleston Plaza	Mountain View, CA	100.00%	132,590	50.6%	72.1
South Denver Marketplace	Denver, CO	100.00%	261,135	100.0%	69.5
Overlook At King Of Prussia	King of Prussia, PA	100.00%	192,218	95.0%	53.5	(3)
Valencia Town Center	Valencia, CA	50.00%	1,251,396	69.9%	51.5	(4)
Pavilion at Turkey Creek	Knoxville, TN	100.00%	452,770	96.6%	51.2
Winslow Bay Commons	Mooresville, NC	100.00%	441,773	99.4%	49.0	(3)
Columbiana Station	Columbia, SC	100.00%	435,592	88.1%	48.2
Southside at McEwen	Franklin, TN	100.00%	92,470	89.3%	47.9
Creeks at Virginia Center	Glen Allen, VA	100.00%	265,973	85.2%	46.7
Heritage Pavilion	Smyrna, GA	100.00%	255,971	100.0%	45.6
32 South State Street	Chicago, IL	100.00%	96,354	100.0%	42.9	(3)
The Forum at Carlsbad	Carlsbad, CA	50.00%	262,448	94.4%	40.9	(4)
Alexander Place	Raleigh, NC	100.00%	198,309	88.3%	40.4
Cypress Trace	Fort Myers, FL	100.00%	279,171	85.9%	37.9
Riverchase Village	Hoover, AL	100.00%	176,211	96.4%	34.9
Town and Country	Knoxville, TN	100.00%	650,229	97.2%	33.2
401 West 14th Street	New York, NY	42.19%	62,200	86.3%	31.2	(4)
River Ridge	Birmingham, AL	100.00%	349,734	98.4%	26.9
Market Square	Fort Myers, FL	100.00%	118,945	89.6%	21.9
Shoppes at Lake Mary	Lake Mary, FL	100.00%	74,234	93.9%	20.5

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
1619 Walnut Street	Philadelphia, PA	100.00%	34,047	30.0%	$17.3
Warwick Shopping Center	Warwick, RI	100.00%	159,958	85.3%	12.5
Subtotal—Retail Properties				89.8%	$3,802.0

OTHER PROPERTIES
Storage Portfolio IV	Various, U.S.A.	90.00%	2,187,384	91.2%	$389.2
Storage Portfolio II	Various, U.S.A.	90.00%	2,690,942	97.3%	285.9	(4)
Storage Portfolio I	Various, U.S.A.	66.02%	1,683,922	95.2%	161.8	(4)
Lincoln Centre - Hilton Dallas	Dallas, TX	100.00%	384,791	43.4%	98.1
Storage Portfolio III	Various, U.S.A.	90.00%	359,977	95.8%	65.8
Port St. Lucie	Port St. Lucie, FL	100.00%	N/A	N/A	55.2	(6)
Castleforbes	Dublin, Ireland	51.00%	N/A	N/A	39.9	(6)
735 Watkins Mill	Washington, D.C.	50.00%	N/A	N/A	6.5	(6)
Subtotal—Other Properties				92.1%	$1,102.4
Subtotal—Commercial Properties				90.8%	$19,278.9

RESIDENTIAL PROPERTIES
Simpson Housing Portfolio	Various, U.S.A.	80.00%	N/A	94.6%	$689.2	(4)
The Colorado	New York, NY	100.00%	N/A	98.3%	260.2	(3)
THP Student Housing Portfolio	Various, U.S.A.	97.00%	N/A	92.7%	249.4	(4)
Holly Street Village	Pasadena, CA	100.00%	N/A	95.2%	189.1	(3)
Houston Apartment Portfolio	Houston, TX	100.00%	N/A	91.0%	173.4
AmpliFi - Fullerton	Fullerton, CA	100.00%	N/A	95.2%	168.0
Terra House	San Jose, CA	100.00%	N/A	92.0%	166.1
Stella	Marina Del Rey, CA	100.00%	N/A	96.4%	164.9
Larkspur Courts	Larkspur, CA	100.00%	N/A	93.1%	163.0
The Louis at 14th	Washington, D.C.	100.00%	N/A	91.0%	161.2
BLVD63	San Diego, CA	100.00%	N/A	99.3%	161.0
Mass Court	Washington, D.C.	100.00%	N/A	95.4%	157.2
The Legacy at Westwood	Los Angeles, CA	100.00%	N/A	92.0%	157.1	(3)
Hudson Woodstock	Woodstock, GA	100.00%	N/A	96.4%	148.0
The Palatine	Arlington, VA	100.00%	N/A	90.8%	141.0
The Manor at Flagler Village	Fort Lauderdale, FL	100.00%	N/A	96.9%	140.1
Henley at Kingstowne	Alexandria, VA	100.00%	N/A	93.0%	129.2	(3)
Union - South Lake Union	Seattle, WA	100.00%	N/A	85.6%	129.0	(3)
Regents Court	San Diego, CA	100.00%	N/A	94.0%	128.0	(3)
Ashford Meadows Apartments	Herndon, VA	100.00%	N/A	92.3%	122.4
803 Corday	Naperville, IL	100.00%	N/A	95.5%	120.0
Circa Green Lake	Seattle, WA	100.00%	N/A	89.4%	115.0	(3)
MiMA	New York, NY	70.00%	N/A	98.2%	114.7	(4)
Creekside Alta Loma	Rancho Cucamonga, CA	100.00%	N/A	96.2%	114.0
Sole at Brandon	Riverview, FL	100.00%	N/A	90.9%	111.0
Casa Palma	Coconut Creek, FL	100.00%	N/A	93.4%	109.1
Rancho Del Mar	San Clemente, CA	100.00%	N/A	94.4%	107.9
The District at La Frontera	Austin, TX	100.00%	N/A	91.4%	106.6	(3)
Fusion 1560	St. Petersburg, FL	100.00%	N/A	92.9%	106.0	(3)

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
Oceano at Warner Center	Woodland Hills, CA	100.00%	N/A	93.4%	$103.0
Sole at Brandon	Riverview, FL	100.00%	N/A	92.9%	99.9
Ascent at Windward	Alpharetta, GA	100.00%	N/A	91.8%	92.6
Greene Crossing	Columbia, SC	100.00%	N/A	98.5%	89.2
Lofts at SoDo	Orlando, FL	100.00%	N/A	94.8%	87.6	(3)
5 West	Tampa, FL	100.00%	N/A	92.5%	86.9
Prescott Wallingford Apartments	Seattle, WA	100.00%	N/A	96.1%	86.5
Churchill on the Park	Dallas, TX	100.00%	N/A	91.3%	84.4
Carrington Park	Plano, TX	100.00%	N/A	91.8%	84.3
Biltmore at Midtown	Atlanta, GA	100.00%	N/A	87.3%	82.8	(3)
Boca Arbor Club	Boca Raton, FL	100.00%	N/A	98.7%	80.2
Centric Gateway	Charlotte, NC	100.00%	N/A	93.9%	79.4
The Residences at the Village of Merrick Park	Coral Gables, FL	100.00%	N/A	97.5%	77.0
Cherry Knoll	Germantown, MD	100.00%	N/A	95.3%	73.1	(3)
Allure at Camarillo	Camarillo, CA	100.00%	N/A	95.2%	71.6
Glen Lake	Atlanta, GA	100.00%	N/A	91.1%	69.7
The Bridges	Minneapolis, MN	100.00%	N/A	92.8%	69.2
Westcreek	Westlake Village, CA	100.00%	N/A	96.8%	65.5
Orion on Orpington	Orlando, FL	100.00%	N/A	100.0%	64.4
The Maroneal	Houston, TX	100.00%	N/A	91.9%	63.5
Lakepointe at Jacaranda	Plantation, FL	100.00%	N/A	98.0%	59.8
The Row at the Stadium	Columbia, SC	98.50%	N/A	100.0%	58.7
Cliffs at Barton Creek	Austin, TX	100.00%	N/A	96.2%	56.5
Park Creek	Fort Worth, TX	100.00%	N/A	92.3%	54.0
The Manor Apartments	Plantation, FL	100.00%	N/A	94.9%	52.5
The Cordelia	Portland, OR	100.00%	N/A	94.8%	38.9
The Knoll	Minneapolis, MN	100.00%	N/A	92.3%	38.7
The Ashton	Washington, D.C.	100.00%	N/A	98.0%	29.2
Subtotal—Residential Properties				94.1%	$6,800.9
Total—All Properties				92.1%	$26,079.8
(1)The square footage is an approximate measure and is subject to periodic remeasurement.
(2)Wholly owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.
(3)Property is subject to a mortgage. The fair value shown represents the Account's interest gross of debt.
(4)Property held by the joint venture is subject to a mortgage. The fair value reflects the Account's interest in the joint venture and is net of debt.
(5)Fair value shown reflects a retail property wholly-owned by the Account, as well as the Account's 33.33% interest in a joint venture investment.
(6)Investment represents developable land or land currently under development.

Commercial (Non-Residential) Investments
Major Tenants: The following tables list the Account’s ten most significant tenants based on the total space they occupied as of December 31, 2021 in each of the Account’s commercial property types.

Major Office Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Office Properties	% of Total Rentable Area of Non-Residential Properties
BHP Petroleum (Americas), Inc.(1)	1,002,947	5.1%	1.5%
WeWork(3)	485,564	2.5%	0.7%
Crowell & Moring LLP(2)	391,757	2.0%	0.6%
Hulu LLC(1)	342,939	1.7%	0.5%
Atmos Energy Corporation(2)	312,238	1.6%	0.5%
Eli Lilly and Company(1)	305,006	1.5%	0.5%
Leidos, Inc.(1)	269,048	1.4%	0.4%
Signal Pharmaceuticals(1)	251,893	1.3%	0.4%
Bank of New York Mellon(1)	226,165	1.1%	0.3%
McKenna Long & Aldridge LLP(2)	211,528	1.1%	0.3%

Major Industrial Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Industrial Properties	% of Total Rentable Area of Non-Residential Properties
Wal-Mart Stores, Inc.(2)	1,099,112	3.4%	1.6%
XPO Logistics, LLC(2)	1,072,069	3.3%	1.6%
Federal Express(2)	1,036,064	3.2%	1.5%
Regal West Corporation(2)	968,535	3.0%	1.4%
Custom Goods, LLC(2)	886,055	2.8%	1.3%
Kumho Tire U.S.A. Inc.(2)	830,485	2.6%	1.2%
Del Monte Fresh Product, N.A., Inc.(2)	689,660	2.1%	1.0%
R.R Donnelley & Sons Company(2)	659,157	2.0%	1.0%
Rheem Sales Company, Inc.(2)	656,600	2.0%	1.0%
HD Supply(2)	648,121	2.0%	1.0%

Major Retail Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Retail Properties	% of Total Rentable Area of Non-Residential Properties
Target Corporation(2)	784,349	4.9%	1.2%
Dick's Sporting Goods, Inc.(3)	664,453	4.2%	1.0%
Macy's Inc.(1)	496,603	3.1%	0.7%
Belk, Inc.(3)	372,812	2.4%	0.6%
J.C. Penney Corporation, Inc (1)	330,096	2.1%	0.5%
Best Buy Co., Inc.(2)	313,219	2.0%	0.5%
Nordstrom Inc.(3)	304,610	1.9%	0.4%
PetSmart, Inc.(2)	268,061	1.7%	0.4%
Ross Stores, Inc.(2)	232,811	1.5%	0.3%
Wal-Mart Stores, Inc.(2)	209,751	1.3%	0.3%
(1)Tenant occupied space within joint venture investments.
(2)Tenant occupied space within wholly-owned investments.
(3)Tenant occupied space within wholly-owned and joint venture investments.

The following tables list the rentable area for long term leases subject to expiring leases during the next ten years and an aggregate figure for expirations in 2032 and after, in the Account’s commercial (non-residential) properties that are both wholly-owned by the Account and held within the Account’s joint venture investments. While many of the leases contain renewal options with varying terms, these charts assume that none of the tenants exercise their renewal options, including those with terms that expired on December 31, 2021 or are month to month leases.
Office Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Base Rent Associated with Such Leases (millions)(1)	Expiring Rent as a % of Rental Income(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Office Properties Represented by Expiring Leases
2022	151	$29.7	1.7%	1,468,568	7.5%
2023	120	32.9	1.9%	1,376,271	7.0%
2024	125	30.8	1.7%	1,634,622	8.3%
2025	125	62.0	3.5%	2,198,238	11.2%
2026	85	40.5	2.3%	1,653,546	8.4%
2027	62	31.6	1.8%	1,142,028	5.8%
2028	70	23.9	1.3%	1,229,321	6.2%
2029	43	19.4	1.1%	868,312	4.4%
2030	31	18.7	1.1%	602,502	3.1%
2031	20	28.2	1.6%	903,331	4.6%
Thereafter	70	86.5	4.9%	2,352,398	12.0%
Total	902	$404.2	22.9%	15,429,137	78.5%
Industrial Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Base Rent Associated with Such Leases (millions)(1)	Expiring Rent as a % of Rental Income(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Industrial Properties Represented by Expiring Leases
2022	110	$21.6	1.2%	6,012,559	18.7%
2023	96	19.3	1.1%	5,298,203	16.5%
2024	114	21.5	1.2%	4,443,431	13.8%
2025	56	12.8	0.7%	3,023,080	9.4%
2026	67	22.1	1.2%	6,525,064	20.3%
2027	28	6.1	0.3%	870,918	2.7%
2028	10	8.3	0.5%	1,039,071	3.2%
2029	8	5.1	0.3%	900,645	2.8%
2030	1	0.1	—%	45,220	0.1%
2031	5	5.2	0.3%	1,229,836	3.8%
Thereafter	6	3.4	0.2%	1,007,748	3.1%
Total	501	$125.5	7.0%	30,395,775	94.4%

Retail Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Base Rent Associated with Such Leases (millions)(1)	Expiring Rent as a % of Rental Income(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Retail Properties Represented by Expiring Leases
2022	282	$17.0	1.0%	1,558,698	9.8%
2023	295	20.4	1.1%	1,658,225	10.5%
2024	238	19.1	1.1%	1,689,473	10.7%
2025	189	23.4	1.3%	1,527,249	9.6%
2026	176	14.9	0.8%	1,822,005	11.5%
2027	105	9.6	0.5%	658,767	4.2%
2028	64	7.5	0.4%	445,561	2.8%
2029	48	3.9	0.2%	256,664	1.6%
2030	76	15.5	0.9%	521,399	3.3%
2031	54	6.1	0.3%	642,538	4.1%
Thereafter	37	11.1	0.6%	1,187,469	7.5%
Total	1,564	$148.5	8.2%	11,968,048	75.6%
(1)Includes base rent from wholly-owned properties and properties held through joint ventures.
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
The following table details the leasing activity during the year ended December 31, 2021.

Leasing Activity (sq. ft.)
Vacant space beginning of year	7,266,912
Vacant space acquired during the year	574,928
Vacant space disposed of during the year	(226,254)
Vacant space placed into service during the year	(7,573,213)
Expiring leases during the year	6,473,700
Vacant space end of year	6,516,073
Average remaining lease term*	45 months
*Includes office, industrial and retail properties.
Based on leases in place at December 31, 2021, leases representing approximately 13.3% of net rentable area are scheduled to expire throughout 2022. Upon lease expirations, current prevailing market rent estimates will be applied to the respective space based on market-oriented rollover assumptions.
Residential Investments
The Account’s residential property investment portfolio is comprised of first class or luxury multi-family, garden, mid-rise, and high-rise apartment buildings. The complexes generally contain one to three bedroom apartment units with a range of amenities, such as patios or balconies, washers and dryers, and central air conditioning. Many of these apartment communities have on-site fitness facilities, including some with swimming pools. Rents on each of the properties tend to be comparable with competitive communities and are not subject to rent regulation. The Account is responsible for the expenses of operating its residential properties. As of December 31, 2021, the Account’s residential properties had an aggregate fair value of approximately $6.8 billion.

The following table contains detailed information regarding the apartment complexes in the Account’s portfolio as of December 31, 2021.

Property	Location	Number Of Units	Average Unit Size (Sq. Ft.)
The Ashton	Washington, D.C.	49	1,639
The Residences at the Village of Merrick Park	Coral Gables, FL	120	1,231
Glen Lake	Atlanta, GA	270	1,199
The Legacy at Westwood	Los Angeles, CA	187	1,181
Houston Apartment Porfolio(1)	Houston, TX	877	1,158
Birkdale Village	Huntersville, NC	320	1,147
Casa Palma	Coconut Creek, FL	350	1,123
Ascent at Windward	Alpharetta, GA	328	1,075
Sole at Brandon	Riverview, FL	366	1,060
The Palatine	Arlington, VA	262	1,055
Ashford Meadows Apartments	Herndon, VA	440	1,050
Simpson Housing Portfolio(1)	Various, U.S.A.	3,827	1,010
Larkspur Courts	Larkspur, CA	248	1,001
5 West	Tampa, FL	318	978
The Manor Apartments	Plantation, FL	197	977
Cherry Knoll	Germantown, MD	300	968
The Manor at Flagler Village	Fort Lauderdale, FL	382	964
Stella	Marina Del Rey, CA	250	941
Lofts at SoDo	Orlando, FL	308	961
Cliffs at Barton Creek	Austin, TX	210	952
Westcreek	Westlake Village, CA	126	951
803 Corday	Naperville, IL	440	937
Carrington Park	Plano, TX	364	936
Oceano at Warner Center	Woodland Hills, CA	244	935
Henley at Kingstowne	Alexandria, VA	358	930
The Maroneal	Houston, TX	309	928
District at La Frontera	Austin, TX	512	920
Boca Arbor Club	Boca Raton, FL	304	896
Centric Gateway	Charlotte, NC	297	890
Creekside Alta Loma	Rancho Cucamonga, CA	290	887
Regents Court	San Diego, CA	251	886
Allure at Camarillo	Camarillo, CA	165	880
Lakepointe at Jacaranda	Plantation, FL	246	880
Holly Street Village	Pasadena, CA	374	879
The Colorado	New York, NY	175	877
Churchill on the Park	Dallas, TX	448	868
Avana	San Clemente, CA	250	841
Mass Court	Washington, DC	371	836
Fusion 1560	St. Petersburg, FL	325	834
Park Creek Apartments	Fort Worth, TX	300	833
Sole at City Center	West Balm Beach, FL	317	822
Terra House	San Jose, CA	348	814
Biltmore at Midtown	Atlanta, GA	276	766
Circa Green Lake	Seattle, WA	199	765

Property	Location	Number Of Units	Average Unit Size (Sq. Ft.)
MiMA	New York, NY	500	739
Union - South Lake Union	Seattle, WA	284	695
The Cordelia	Portland, OR	135	667
Prescott Wallingford Apartments	Seattle, WA	154	665
The Louis at 14th	Washington, DC	268	665
The Bridges(2)	Minneapolis, MN	720	523
The Knoll(2)	Minneapolis, MN	452	459
Greene Crossing(2)	Columbia, SC	727	444
THP Student Housing Portfolio(1)(2)	Various, U.S.A.	4,647	496
BLVD 63(2)	San Diego, CA	1,379	361
Orion on Orpington(2)	Orlando, FL	624	324
Hudson Woodstock	Woodstock, GA	498	1,110
AmpliFi	Fullerton, CA	290	901

(1)Represents a portfolio containing multiple properties.
(2)Investment is a student housing asset. Units are rented per bedroom, and multiple bedrooms can exist in one apartment.
Other Real Estate Investments
In addition to the Account's commercial and residential real estate investments, the Account has other real estate investments comprised of four storage portfolios, two properties under development, two developable parcels of land and a hotel. The storage portfolios are held through joint ventures with an established operator in the self-storage industry. The storage portfolios are diversified throughout the United States, with exposure present in more than twenty metropolitan areas. The two properties under development are an office property and retail property, each located in the Washington D.C. area. The developable land sites are slated for an office property, located in Port St. Lucie, FL and a multifamily property located in North Dock, Dublin, Ireland. The hotel, located in Dallas, TX, is located within the Lincoln Centre campus, which is also the location of an office property held by the Account.
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
As of December 31, 2021, management of the Account does not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material effect on the Account’s business, financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S SECURITIES, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information. There is no established public trading market for securities issued by the Account. Accumulation units in the Account are sold to eligible contract owners at the Account’s current accumulation unit value, which is based on the value of the Account’s then current net assets, and are redeemable in accordance with the terms of the contract owner’s annuity contract. For the period from January 1, 2021 to December 31, 2021, the high and low accumulation unit values for the Account were $514.765 and $436.778, respectively. For the period January 1, 2020 to December 31, 2020, the high and low accumulation unit values for the Account were $442.781 and $433.383, respectively.
Holders. The approximate number of Account contract owners at December 31, 2021 was 989,851.
Securities Authorized for Issuance under Equity Compensation Plans. Not applicable.
Use of Proceeds. Not applicable.
Purchases of Equity Securities by Issuer. Not applicable.
ITEM 6. [RESERVED]

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
2021 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
Economic Overview and Outlook
Key Macro Economic Indicators*

	Actuals				Forecast
	1Q 2021	2Q 2021	3Q 2021	4Q 2021	2022	2023
Economy(1)
Gross Domestic Product ("GDP")	6.3%	6.7%	2.3%	6.9%	3.8%	2.5%
Employment Growth (Thousands)	1,934	1,267	1,630	1,834	296	175
Unemployment Rate	6.2%	5.9%	5.1%	3.9%	3.7%	3.5%
Interest Rates(2)
10 Year Treasury	1.32%	1.59%	1.32%	1.54%	2.15%	2.44%
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

After a 2021 dominated by upside risks — to growth, inflation, interest rates, and investment returns — we see a more balanced outlook heading into 2022. Global economic growth and inflation will slow this year from their fastest rates in decades, but will likely remain relatively high. We have positive growth and investment return outlooks in 2022 despite fading stimulus and continued supply/demand imbalances. U.S. GDP increased 6.9% quarter-over-quarter (seasonally adjusted annualized rate) in Q4 2021 and 5.7% year-over-year. The U.S. labor market has restored almost 18.7 million of the 21 million jobs lost at the beginning of the pandemic, as measured by nonfarm employment, bringing the unemployment rate to 3.9% as of Q4 2021. The economy is estimated to have gained 1.8 million jobs in Q4 2021, according to the nonfarm payroll measurement from the U.S. Bureau of Labor Statistics.
As of December 31, 2021, the 7-day averages of COVID-19 cases and deaths, 399,400 and 1,280, respectively (according to the CDC), increased from prior quarter levels due to the spread of the Omicron variant of COVID-19. However, deaths from COVID-19 are still significantly lower now than they were in January 2021, when the 7-day average death rate peaked at 3,500. As of December 31, 2021, 205 million Americans have been fully vaccinated against COVID-19, and 72 million have received a COVID-19 vaccine booster shot. Most states have not instituted new mitigation measures to control the spread of the Omicron variant; however, some mitigation strategies remain in place.
2021 was a year of historically strong growth, fueled by a combination of unprecedented fiscal and monetary stimulus and a once-in-a-century global economic reopening. Growth was suppressed mainly by the unexpected surge in COVID-19 over the summer that interrupted the global recovery and exacerbated issues with products reaching consumers. We anticipate that many factors contributing positively to growth will fade in 2022, but we believe that the strong consumer demand and the inflation they helped create remain as we head into a new year. While the positive demand shock of 2021 has receded, it has not gone away entirely. The hole left by expiring stimulus is filled by robust wage growth in a prematurely tight labor market. For the first time in recent history, workers have a clear upper hand over employers in negotiations over terms of employment. We think the economic benefits of this realignment outweigh the potential costs.
Meanwhile, the supply/demand imbalance in the global market for goods are expected to begin to resolve. Global manufacturing output and trade are already at all-time highs, but production could rise further to meet demand and help businesses replenish depleted inventories. More countries will fully reopen as their populations are vaccinated against COVID-19, and global consumers are expected to resume activities like leisure and travel that have yet to see full recoveries. There are encouraging signs of reacceleration in China and other Asian economies after a recent series of lockdowns, with Japan likely in store for better growth after a Delta-induced contraction in fall 2021. Supply chain stress will ease as factories return to full production capacity across East and Southeast Asia. At the same time, higher consumer spending in reopening countries are expected to lift overall growth in the region and around the world.
Inflation is running high in developed economies, while unemployment continues to trend lower and wage growth accelerates. Global production, orders, and shipments are at or near all-time highs, but input costs and delivery delays remain. We continue to expect price increases — which peaked in the first half of 2021 — to moderate as supply increases and consumer preferences shift. U.S. personal spending is well above its pre-pandemic trend, but the mix of that spending remains skewed toward goods over services. Even a partial reversion to January 2020 conditions would have a disinflationary effect, as service prices have not been under nearly as much pressure as goods prices.
Central banks are, for now, getting pressure from markets, politicians, and economists to become less accommodative. The pedal-to-the-metal response to the COVID-19 pandemic by legislators and central banks helped engineer the strongest bounce back from a severe recession on record. However, it now appears that markets do not expect central banks' newfound dovishness to withstand a second year of elevated inflation. The Bank of England has started increasing rates, as of December 2021, while markets are pricing in Fed rates hikes as early as March 2022.
Real Estate Market Conditions and Outlook
The strong U.S. economic recovery is benefiting real estate prices overall. COVID-19 vaccines have been widely administered, and pandemic-related restrictions have largely been removed, though some remain in place to control the spread of the Omicron variant of COVID-19. The U.S. real estate recovery is generally tracking with the broader economic recovery; however, we expect certain regions, cities, and property types to continue to outperform. U.S. commercial real estate should benefit even during a rising interest rate environment, as real-estate assets will continue to be a higher-yielding alternative to fixed-income assets in the short term.
The pandemic severely impacted real estate property types dependent on social interactions such as retail, office, and lodging. While the retail and office sectors have continued to underperform, the lodging sector has recovered quickly, with prices exceeding pre-pandemic levels in particular sub-sectors. Simultaneously, the pandemic has accelerated online shopping, the movement to the suburbs and Sunbelt cities, and the shift to the digital economy. As a result, warehouse, storage, single-family rentals, and data center values have risen since the onset of the pandemic and have continued to outperform during recent quarters. Additionally, health care and medical research spending is increasing, which has benefited the life science and medical office sectors. According to Real Capital Analytics, U.S. real estate transaction volumes are up 88% year-to-year as of December 2021. In 2021, apartments and industrial captured approximately 62% of total U.S. transaction volumes, illustrating the strong investor interest in these two property types.
The Account experienced materially positive appreciation within the warehouse, apartment, and alternative real estate sectors during the fourth quarter of 2021, driving a net participant return of 5.96%. Attractive supply and demand fundamentals, favorable borrowing costs, and heightened investor appetite for the industrial and apartment sectors, in particular, have largely contributed to property appreciation in the fourth quarter. As of December 31, 2021, the Account's leverage position was 17.6%. This low level of leverage and ability to access financing at attractive rates allows the Account to opportunistically deploy capital during periods of market volatility when other funds may focus on shoring up balance sheets. The Account will seek to improve diversification in 2022 by selling lower productivity assets and acquiring assets with higher growth potential and economic resiliency.

Data for the Account’s top five markets in terms of market value as of December 31, 2021 are provided below. The five markets presented below represent 42.1% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 92.1% leased.

Top 5 Metro Areas by Fair Value	Account % Leased Fair Value Weighted*	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio**	Metro Area Fair Value as a % of Total Investments**
Los Angeles-Long Beach-Anaheim, CA	86.6%	21	10.9%	9.2%
Washington-Arlington-Alexandria, DC-VA-MD-WV	88.7%	18	10.2%	8.6%
Riverside-San Bernardino-Ontario, CA	100.0%	7	7.4%	6.3%
New York-Newark-Jersey City, NY-NJ-PA	83.5%	12	7.0%	5.9%
Miami-Fort Lauderdale-West Palm Beach, FL	95.0%	14	6.6%	5.6%
*Weighted by fair value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair value of the Account’s monetary investments in those markets.
**Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.
Office
The effects of the COVID-19 pandemic can still be seen in the office sector and it is expected that office vacancy will continue to trend at a high rate; however, market activity is showing improvement and it will likely continue through 2022. The new COVID variants caused many employers to revise their return to office plans, and many companies are still moving cautiously but planning for gradual reentry into the office in early 2022. Companies are continuing to invest in telecommuting options and infrastructure to facilitate remote work (e.g. new hardware, additional data storage), which will likely persist after the pandemic subsides. Companies may begin requiring less space due to reduced on-site employee presence; however, some companies may require additional space to better facilitate open-office concepts that incorporate distancing between employees.
Vacancy nationwide held steady at 12.2% in the fourth quarter of 2021, as reported by CoStar. Vacancy rates in large downtown markets, such as New York and Los Angeles are expected to see the greatest improvements in the coming year. New construction effectively stalled with the arrival of the COVID-19 pandemic, but the completion of construction already underway has continued to deliver new supply into a weak leasing environment, contributing to the high vacancy rates. The vacancy rate of the Account’s office portfolio decreased to 16.9% in the fourth quarter of 2021, as compared to 17.1% in the prior quarter. The above-average vacancy rate in the New York metro area is driven by two properties currently undergoing redevelopment to increase the long term value of the properties. The vacancy rate in the New York metro will remain elevated over the near term as legacy tenants fully vacate the properties and redevelopment efforts continue. The increased vacancy rate in the Boston and San Diego markets can be attributed to expiring leases.
As of December 31, 2021, the Account's rents from office tenants were not materially affected by the COVID-19 pandemic, but the duration of the effects of the COVID-19 pandemic remain unknown. Tenants requesting rent relief have generally requested rent deferrals for a limited period of time (i.e., less than six months), with the unpaid rent to be paid over the duration of the remaining lease. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2021 Q4	2021 Q3	2021 Q4	2021 Q3
Account / Nation			16.9%	17.1%	12.2%	12.2%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,498.3	4.8%	11.0%	13.8%	14.7%	14.7%
Boston-Cambridge-Newton, MA-NH	1,194.5	3.9%	21.7%	19.9%	9.4%	9.4%
New York-Newark-Jersey City, NY-NJ-PA	1,038.3	3.4%	28.3%	28.1%	12.1%	11.9%
Los Angeles-Long Beach-Anaheim, CA	932.7	3.0%	16.0%	17.7%	13.6%	13.5%
San Diego-Carlsbad, CA	738.8	2.4%	2.7%	1.4%	11.2%	11.7%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account’s vacancy is defined as the square foot-weighted percentage of unleased space.
Industrial
The industrial sector has experienced record demand in 2021, despite the challenges of the COVID-19 pandemic, and high demand is expected to continue in 2022. The pandemic has accelerated consumers' long-term shift to e-commerce, and this shift has caused demand for industrial space to rise. We expect e-commerce expansion will continue to drive demand for space. Despite adaptive reuse of existing spaces, as well as record setting delivery of new developments, demand continues to outweigh supply, which could slow leasing activity in 2022.
The national industrial availability decreased to 4.2% in the fourth quarter of 2021 from 4.6% in the third quarter of 2021, as reported by CoStar. The average vacancy rate of the industrial properties held by the Account increased from 2.7% in the third quarter of 2021 to 4.2% in the four quarter of 2021, primarily due to newly delivered properties currently in lease-up, as well as expiring leases at existing properties.
As of December 31, 2021, the Account's rents from industrial tenants were not materially affected by the COVID-19 pandemic, but the duration of the effects of the COVID-19 pandemic remain unknown. Tenants requesting rent relief have generally requested rent deferrals for a limited period of time (i.e., less than six months), with the unpaid rent to be paid over the duration of the remaining lease.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2021 Q4	2021 Q3	2021 Q4	2021 Q3
Account / Nation			4.2%	2.7%	4.2%	4.6%
Riverside-San Bernardino-Ontario, CA	$1,820.5	5.9%	0.0%	0.0%	1.5%	2.0%
Los Angeles-Long Beach-Anaheim, CA	632.0	2.0%	1.8%	3.8%	1.6%	2.0%
Seattle-Tacoma-Bellevue, WA	509.2	1.6%	—%	2.9%	4.3%	4.7%
Miami-Fort Lauderdale-West Palm Beach, FL	452.5	1.5%	1.5%	0.4%	3.2%	3.7%
Dallas-Fort Worth-Arlington, TX	420.3	1.4%	—%	—%	5.3%	5.6%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account's vacancy is the square foot-weighted percentage of unleased space.
Multi-Family
Apartment demand, previously suppressed by the COVID-19 pandemic, is now being driven by a growing economy and is expected to rise above pre-pandemic level in 2022.

The national apartment vacancy rate decreased from 2.9% in the third quarter of 2021 to 2.6% in the fourth quarter, as reported by RealPage. This can be attributed to urban market occupancy increasing, nearing their pre-pandemic levels, as COVID-19 restrictions are stripped back, vaccination rates increase and more people are returning to the downtown areas for entertainment and work. The vacancy rate of the Account’s apartment properties increased to 5.9% in the fourth quarter of 2021 as compared to 5.4% in the prior quarter, as small increases can be seen across the portfolio.
As of December 31, 2021, the Account's rents from multifamily tenants were not materially affected by the COVID-19 pandemic, but the duration of the effects of the COVID-19 pandemic remain unknown.

			Account Units Weighted Average Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2021 Q4	2021 Q3	2021 Q4	2021 Q3
Account / Nation			5.9%	5.4%	2.6%	2.9%
Los Angeles-Long Beach-Anaheim, CA	$917.1	3.0%	5.3%	5.0%	2.2%	2.8%
Washington-Arlington-Alexandria, DC-VA-MD-WV	813.3	2.6%	6.8%	7.8%	2.9%	3.5%
Miami-Fort Lauderdale-West Palm Beach, FL	629.7	2.0%	4.5%	3.4%	2.0%	3.7%
Atlanta-Sandy Springs-Roswell, GA	393.1	1.3%	7.6%	10.0%	2.9%	3.9%
San Diego-Carlsbad, CA	380.0	1.2%	2.5%	2.0%	1.4%	1.6%
*Source: RealPage. Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units.
Retail
While all core real estate sectors have been negatively impacted by the COVID-19 pandemic to some degree, the impact to the retail sector has been especially pronounced since traditional retail was facing ongoing challenges from e-commerce platforms long before the COVID-19 pandemic. However, the sector is now showing signs of recovery and foot traffic at brick-and-mortar stores is above pre-pandemic levels. With delivery of new space at a stand-still, retailers are making efficient use of existing space, contributing to the decline in vacancy.
The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers. The retail portfolio is managed to minimize significant exposure to any single retailer. The Account has over 1,100 retailers across its portfolio, with its largest retail exposure comprising less than 5.0% of total retail rentable area. The Account’s retail vacancy was 10.2% in the fourth quarter of 2021, down slightly from 10.7% in the third quarter.
Retail tenants requesting rent relief have generally requested rent deferrals for a limited period of time (i.e., less than six months), with the unpaid rent to be paid over the duration of the remaining lease. The Account is closely monitoring the collectability of accrued rental income and adjusting its allowances for uncollectible rent as needed.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
	Total by Retail Type ($M)	% of Total Investments	2021 Q4	2021 Q3	2021 Q4	2021 Q3
National Retail			10.2%	10.7%	4.6%	4.8%
Lifestyle & Mall	$1,775.0	5.7%	12.6%	12.6%	7.4%	7.7%
Neighborhood, Community & Strip**	1,323.5	4.3%	7.0%	8.7%	6.7%	7.0%
Power Center**	599.7	1.9%	15.5%	13.3%	5.3%	5.5%
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
Hotel
The impact of the COVID-19 pandemic on the hospitality sector has been especially severe among hotels that cater primarily to business travelers. Business travel has been curtailed significantly, with travel limited primarily to those who must travel for essential reasons. Business travel is likely to continue to be depressed during the first quarter of 2022, due to the spread of COVID variants. Leisure travel has continued to increase and is expected to remain steady, with inbound travelers from abroad increasing hotel demand in 2022.
The Account's exposure to the hospitality sector is limited to one hotel in the Dallas metro area. The hotel is located in a business park in the Dallas metro area and caters largely to business travelers. Key metrics to track hotel performance include occupancy, the average daily rate (“ADR”) and revenue per available room (“RevPAR”). For the quarter ended December 31, 2021, occupancy of the property decreased to 34.2%, as compared to 38.6% in the previous quarter. ADR and RevPAR were $111.73 and $50.63, respectively, for the fourth quarter of 2021, as compared to $114.24 and $62.18, respectively, in the prior quarter.
INVESTMENTS
As of December 31, 2021, the Account had total net assets of $28.1 billion, a 20.8% increase from December 31, 2020.
As of December 31, 2021, the Account held 84.3% of its total investments in real estate and real estate joint ventures. The Account also held investments in loans receivable, including those with related parties, representing 4.8% of total investments, U.S. government agency notes representing 2.8% of total investments, real estate funds representing 2.6% of total investments, U.S. treasury securities representing 2.5% of total investments, corporate bonds representing 1.8%, and a real estate operating business representing 1.2% of total investments.
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of December 31, 2021 was $2.1 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $3.2 billion, which is netted against the underlying properties when determining the joint venture investments fair value presented on the Consolidated Schedules of Investments. Total outstanding principal on the Account’s portfolio as of December 31, 2021, inclusive of loans payable within the joint venture investments, $240.3 million in loans collateralized by a loan receivable and $500.0 million outstanding on the Account's line of credit, was $6.1 billion, which represented a loan-to-value ratio of 17.6%.
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
The following charts reflect the diversification of the Account's real estate assets by region and property type and the Account's ten largest investments based on fair value at December 31, 2021.

Diversification by Fair Value(1)
	West(2)	South(3)	East(4)	Midwest(5)	Foreign(6)	Total
Office	11.3%	5.8%	15.1%	0.2%	—%	32.4%
Apartment	9.3%	9.2%	6.9%	1.1%	—%	26.5%
Industrial	13.6%	5.7%	2.2%	1.0%	—%	22.5%
Retail	4.7%	5.9%	2.9%	0.8%	—%	14.3%
Other(7)	1.2%	1.7%	1.0%	0.2%	0.2%	4.3%
Total	40.1%	28.3%	28.1%	3.3%	0.2%	100.0%
(1)Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.
(2)Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY
(3)Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV
(4)Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX
(5)Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI
(6)Represents a developable land investment in Ireland.
(7)Represents interests in Storage Portfolio investments, a hotel investment and land.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Simpson Housing Portfolio	80%	Various	U.S.A.	Apartment	$1,072.0	$392.1	$679.9	3.7%	3.1%
Fashion Show	50%	Las Vegas	NV	Retail	968.3	418.5	549.8	3.3%	2.8%
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	836.0	—	836.0	2.9%	2.4%
1001 Pennsylvania Avenue	100%	Washington	DC	Office	811.3	308.1	503.2	2.8%	2.4%
The Florida Mall	50%	Orlando	FL	Retail	736.0	148.4	587.6	2.5%	2.2%
Colorado Center	50%	Santa Monica	CA	Office	632.5	277.9	354.6	2.2%	1.9%
Lincoln Centre	100%	Dallas	TX	Office	538.7	—	538.7	1.8%	1.6%
99 High Street	100%	Boston	MA	Office	530.7	282.7	248.0	1.8%	1.6%
701 Brickell Avenue	100%	Miami	FL	Office	490.3	184.1	306.2	1.7%	1.4%
Storage Portfolio II	90%	Various	U.S.A.	Other	465.8	183.4	282.4	1.6%	1.4%
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

Property Investments Acquired in 2021 (millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Purchase Price (less closing costs(1)	Mortgage Debt
Wholly-Owned
Frontera Business Park(3)	100.00%	Industrial	San Diego	CA	$13.1	$—
Hendricks Gateway	100.00%	Industrial	Clayton	IN	101.3	—

Property Investments Acquired in 2021 (millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Purchase Price (less closing costs(1)	Mortgage Debt
Port St. Lucie	100.00%	Land	Port St. Lucie	FL	$13.6	$—
Weston Business Center - E&F	100.00%	Industrial	Weston	FL	110.0	—
Hudson Woodstock	100.00%	Apartments	Woodstock	GA	147.6	—
AmpliFi	100.00%	Apartments	Fullerton	CA	168.2	—
Jackson Shaw Forward Portfolio	100.00%	Industrial	San Antonio	TX	27.0	—
Total Wholly-Owned					$580.8	$—
Joint Ventures
Juniper MOB Portfolio(4)	50.00%	Office	Various	U.S.A	$90.1	$—
Storage Portfolio IV(5)	90.00%	Storage	Various	U.S.A	360.1	$—
The Row at the Stadium	98.50%	Apartments	Columbia	SC	54.6	$—
TREA NW Forum at Carlsbad JV LLC(6)	50.00%	Retail	Carlsbad	CA	92.9	$57.0
735 Watkins Mill	50.00%	Land	Gaithersburg	MD	5.9	$—
Castleforbes	51.00%	Land	North Docklands	Dublin	34.7	$—
Seavest MOB Portfolio(7)	98.30%	Office	Various	U.S.A	414.0	$165.3
Total Joint Ventures					$1,052.3	$222.3
Total Properties Acquired					$1,633.1	$222.3

Property Investments Sold in 2021 (millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Sales Price (less selling expense)(2)	Mortgage Loan Payoff
Wholly-Owned
Pacific Plaza	100.00%	Office	San Diego	CA	$122.0	$—
Ascent at Windward(8)	100.00%	Apartments	Alpharetta	GA	0.4	34.6
Palomino Park	100.00%	Apartments	Highlands	CO	433.4	—
Bellevue Place	100.00%	Retail	Nashville	TN	10.3	—
Woodstock Square	100.00%	Retail	Woodstock	GA	37.5	—
Newnan Pavilion	100.00%	Retail	Newnan	GA	41.3	—
The Forum at Carlsbad(9)	100.00%	Retail	Carlsbad	CA	178.8	82.8
Fort Point Creative Exchange Portfolio	100.00%	Office	Boston	MA	72.7	—
Eisenhower Crossing	100.00%	Retail	Macon	GA	11.4	—
The Palantine	100.00%	Apartments	Arlington	VA	—	73.2
Total Wholly-Owned					$907.8	$190.6
Joint Ventures
Florida Retail Portfolio(10)	80.00%	Retail	Palm Harbor	FL	$19.7	$—
I-35 Logistics Center(11)	95.00%	Land	Forth Worth	TX	15.2	—
1500 Owens	49.90%	Office	San Francisco	CA	81.7	—
409-499 Illinois St	40.00%	Office	San Francisco	CA	253.9	—
225 Binney Street	70.00%	Office	Cambridge	MA	330.4	—
Total Joint Ventures					$700.9	$—
Total Properties Sold					$1,608.7	$190.6
(1)The net purchase price represents the Account's interest.

(2)The net sales price represents the Account's interest.
(3)Partial acquisition. The Account purchased Building 3 within Frontera Business Park, an industrial property wholly-owned by the Account.
(4)Partial acquisition. The Account purchased a 50% interest in ten office properties located throughout the United States. These properties will be held in the Juniper MOB Portfolio joint venture.
(5)The Account purchased a 90% interest in a portfolio of 27 storage properties located throughout the United States. These properties will be collectively known as Storage Portfolio IV.
(6)The Account sold 50% of its ownership in The Forum at Carlsbad to Northwood Investors. Concurrent with the sale, the Account and Northwood Investors formed a joint venture known as TREA NW Forum at Carlsbad JV LLC, each contributing 50% interest. The amount shown represents the Account's 50% interest in the joint venture.
(7)The Account's purchased a 98.3% interest in a portfolio of 11 office properties located throughout the United States. These properties will be collectively know as Seavest MOB Portfolio.
(8)The Account sold a small portion of land on the property to the City of Alpharetta for use in a road widening and improvement project.
(9)The Account sold 50% of its ownership in The Forum at Carlsbad to Northwood Investors. Concurrent with the sale, the Account and Northwood Investors formed a joint venture known as TREA NW Forum at Carlsbad JV LLC, each contributing 50% interest. The amounts shown represent the sale of the Account's wholly-owned investment.
(10)Partial sale. The Account sold a retail property within Florida Retail Portfolio.
(11)Partial sale. The Account sold Building 3 within I-35 Logistics Center.

Results of Operations
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net Investment Income
The following table shows the results of operations for the years ended December 31, 2021 and 2020 and the dollar and percentage changes for those periods (millions).

	Years Ended December 31,		Change
	2021	2020	$	%
INVESTMENT INCOME
Real estate income, net
Rental income	$1,194.8	$1,192.6	$2.2	0.2%
Real estate property level expenses:
Operating expenses	266.9	261.1	5.8	2.2%
Real estate taxes	208.1	209.2	(1.1)	(0.5)%
Interest expense	90.5	97.5	(7.0)	(7.2)%
Total real estate property level expenses	565.5	567.8	(2.3)	(0.4)%
Real estate income, net	629.3	624.8	4.5	0.7%
Income from real estate joint ventures	191.1	146.8	44.3	30.2%
Income from real estate funds	15.9	10.4	5.5	52.9%
Interest	81.5	105.7	(24.2)	(22.9)%
Dividends	—	18.0	(18.0)	(100.0)%
TOTAL INVESTMENT INCOME	917.8	905.7	12.1	1.3%
Expenses
Investment management charges	62.4	65.3	(2.9)	(4.4)%
Administrative charges	51.1	48.5	2.6	5.4%
Distribution charges	26.2	26.5	(0.3)	(1.1)%
Mortality and expense risk charges	1.3	1.2	0.1	8.3%
Liquidity guarantee charges	69.1	59.4	9.7	16.3%
TOTAL EXPENSES	210.1	200.9	9.2	4.6%
INVESTMENT INCOME, NET	$707.7	$704.8	$2.9	0.4%
The table below illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the entirety of each respective year, "same property," as compared to the comparative increases or decreases associated with the acquisition and disposition of properties throughout each respective year.

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2021	2020	$	%	2021	2020	$	%	2021	2020	$	%
Same Property	$1,021.2	$1,016.4	$4.8	0.5%	$230.5	$226.4	$4.1	1.8%	$180.2	$179.9	$0.3	0.2%
Properties Acquired	129.4	100.6	28.8	28.6%	25.9	18.5	7.4	40.0%	20.4	17.3	3.1	17.9%
Properties Sold	44.2	75.6	(31.4)	(41.5)%	10.5	16.2	(5.7)	(35.2)%	7.5	12.0	(4.5)	(37.5)%
Impact of Properties Acquired/Sold	173.6	176.2	(2.6)	(1.5)%	36.4	34.7	1.7	4.9%	27.9	29.3	(1.4)	(4.8)%
Total Property Portfolio	$1,194.8	$1,192.6	$2.2	0.2%	$266.9	$261.1	$5.8	2.2%	$208.1	$209.2	$(1.1)	(0.5)%
N/M—Not meaningful
Rental Income:
Rental income increased $2.2 million, or 0.2%, primarily driven by increases across the industrial, apartment and retail sectors due to decreases in rent concessions and bad debt expenses which increased in 2020 due to the COVID-19 pandemic. The Account's hotel property also experienced an increase in income due to an increase in occupancy levels.
Operating Expenses:
Operating expenses increased $5.8 million, or 2.2%, primarily attributed to a rise in repairs and maintenance costs amongst office properties. These types of expenses are expected to continue to rise as usage of space increases with more and more people returning to the office as recovery from the COVID-19 pandemic continues. The apartment sector also experienced an increase in operating expenses as costs for services related to maintaining the properties increased.
Real Estate Taxes:
Real estate taxes decreased $1.1 million, or 0.5%, primarily attributed to net disposition activity.
Interest Expense:
Interest expense decreased $7.0 million, or 7.2%, primarily due to a lower average interest rate on outstanding principal balances of loans payable, paired with a lower average outstanding principal balance of loans payable, as compared to the same period in 2020.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures increased $44.3 million, or 30.2%, which is attributed to the Account's retail joint venture investments, most notably, a retail property located in Las Vegas, Nevada. The increases can be attributed to reduced COVID-19 restrictions, which promoted higher foot traffic at brick-and-mortar retail locations.
Income from Real Estate Funds:
Income from real estate funds increased $5.5 million, or 52.9%, when compared to 2020, as a result of the increase in investments in real estate funds, including the purchase of additional interests pursuant to existing commitments.
Interest and dividend income:
Interest income decreased $24.2 million, primarily attributed to the reduction of short-term securities held by the Account. The reduction was a result of an effort to fund heavy net participant outflows in 2020 due to the COVID-19 pandemic. Net participant outflows have since subsided and the Account has started to rebuild its short-term securities portfolio, reinvesting over $1.0 billion in government-issued securities and corporate bonds since the beginning of 2021. The Account did not have any dividend income in 2021 due to the sale of its REIT portfolio at the end of 2020.
Expenses:
Investment management, administrative and distribution costs charged to the Account are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. These expenses decreased $0.6 million, a nominal change from the prior year.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and is charged at a fixed rate based on the Account’s net assets. Mortality and expense risk expenses remained relatively flat between the comparative periods. Liquidity guarantee expenses increased $9.7 million as a result of the eight basis point increase to the liquidity guarantee expense charge that became effective on August 1, 2021.
Net Realized and Unrealized Gains and Losses on Investments and Loans Payable
The following table shows the net realized and unrealized (losses) gains on investments and loans payable for the years ended December 31, 2021 and 2020 and the dollar and percentage changes for those periods (millions).

	Years Ended December 31,		Change
	2021	2020	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$215.9	$(52.8)	$268.7	N/M
Real estate joint ventures	199.8	(454.9)	654.7	N/M
Real estate funds	3.5	(5.6)	9.1	N/M
Marketable securities	(0.1)	103.0	(103.1)	N/M
Loans receivable	(14.1)	(1.6)	(12.5)	N/M
Total realized gain (loss) on investments	405.0	(411.9)	816.9	N/M
Net change in unrealized gain (loss) on:
Real estate properties	2,250.3	(296.1)	2,546.4	N/M
Real estate joint ventures	644.5	(22.2)	666.7	N/M
Real estate funds	98.7	(18.6)	117.3	N/M
Real estate operating business	74.9	(0.2)	75.1	N/M
Marketable securities	(9.2)	(148.1)	138.9	N/M
Loans receivable	22.7	(33.0)	55.7	N/M
Loans receivable with related parties	—	0.4	(0.4)	N/M
Loans payable	12.2	(3.1)	15.3	N/M
Net change in unrealized gain (loss) on investments and loans payable	3,094.1	(520.9)	3,615.0	N/M
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE	$3,499.1	$(932.8)	$4,431.9	N/M
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $2.5 billion during 2021, compared to losses of $348.9 million during 2020. Net gains within the portfolio were primarily driven by strong appreciation across all real estate sectors, most notably in the Western industrial sector. Rising demand in the industrial sector has increased average market and contract rents.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized gains of $844.3 million in 2021, compared to $477.1 million in net losses during 2020. Net gains are primarily attributed to the Account's joint venture investments in apartment properties, particularly student housing investments, which saw favorable valuations due to an increase in average market rents and decreased terminal capitalization rates. The Account's joint venture investments in storage properties also saw a large increase in appreciation, which is reflective of capitalization rate compression in the self-storage industry.

Real Estate Funds:
Real estate funds incurred net realized and unrealized gains of $102.2 million in 2021, compared to $24.2 million in net losses during 2020. Net gains in 2021 are a result of favorable valuations of real estate funds, primarily attributed to COVID-19 market recovery.
Marketable Securities:
The Account’s marketable securities positions experienced net realized and unrealized losses of $9.3 million for the year ended December 31, 2021, compared to net realized and unrealized losses of $45.1 million for 2020. The change is a result of the short and intermediate-term nature of the Account's U.S. Treasuries, government agency notes and corporate bond holdings.
Loans Receivable, including those with related parties:
Loans receivable, including loans receivable with related parties, experienced net realized and unrealized gains of $8.6 million during the 2021 compared to losses of $34.2 million in 2020. Net gains are attributable to favorable valuations, one of which had been in an unrealized loss position for some time due to its default status but is now current.
Loans Payable:
Loans payable experienced unrealized gains of $12.2 million during 2021, compared to unrealized losses of $3.1 million during 2020. The unrealized gains in 2021 were attributable to increases in U.S. Treasury yields driven by inflation risk, partially offset by narrowing of credit spreads.
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

	Years Ended December 31,		Change
	2020	2019	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(52.8)	$583.1	$(635.9)	N/M
Real estate joint ventures and funds	(460.5)	(114.4)	(346.1)	N/M
Marketable securities	103.0	301.1	(198.1)	(65.8)%
Loans receivable	(1.6)	—	(1.6)	N/M
TOTAL REALIZED (LOSS) GAIN ON INVESTMENTS	(411.9)	769.8	(1,181.7)	N/M
Net change in unrealized gain (loss) on:
Real estate properties	(296.1)	(56.8)	(239.3)	N/M
Real estate joint ventures and funds	(40.8)	50.3	(91.1)	N/M
Real estate operating business	(0.2)	—	(0.2)	N/M
Marketable securities	(148.1)	0.7	(148.8)	N/M
Loans receivable	(33.0)	(3.8)	(29.2)	N/M
Loans receivable with related parties	0.4	(0.3)	0.7	N/M
Loans payable	(3.1)	(107.1)	104.0	(97.1)%
NET CHANGE IN UNREALIZED LOSS ON INVESTMENTS AND LOANS PAYABLE	(520.9)	(117.0)	(403.9)	N/M
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND LOANS PAYABLE	$(932.8)	$652.8	$(1,585.6)	N/M
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
Liquidity and Capital Resources
As of December 31, 2021 and 2020, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $2.2 billion and $0.8 billion, respectively (7.9% and 3.3% of the Account’s net assets at such dates, respectively). The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and contract owner redemption requests (i.e., contract owner withdrawals or benefit payments).
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
Management cannot predict whether any future TIAA liquidity unit purchases will be required under this liquidity guarantee. If net outflows occur as they did in 2020, it could have a negative impact on the Account’s operations and returns and could require TIAA to purchase additional liquidity units, perhaps to a significant degree, as was the case in late 2008 and early 2009.
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
Net Income and Marketable Securities
Net investment income continues to be an additional source of liquidity for the Account. Net investment income was $707.7 million for the year ended December 31, 2021 as compared to $704.8 million in the prior year. Total net investment income increased slightly as described more fully in the Results of Operations section.
Leverage
As of December 31, 2021, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments and any loans outstanding on the Account's Credit Agreement) to total gross asset value (i.e., a “loan-to-value ratio”) was 17.6%. The Account intends to maintain its loan-to-value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s net equity interest in joint ventures), with no reduction associated with any indebtedness on such assets.
As of December 31, 2021, total principal and interest payments due for mortgages on properties held directly by the account, and five collateralized by a loan receivable, are $2.4 billion and $315.7 million, respectively. See Contractual Obligations table below for future payment schedule. Principal and interest payments due in the next twelve months for mortgages on properties held directly by the Account are $270.7 million and $85.9 million, respectively. The Account currently has sufficient liquidity in the form of cash and cash equivalents and short term securities to meet its current mortgage obligations.
The Account's Credit Agreement, which is a $500.0 million unsecured revolving credit loan, is used to facilitate short-term cash needs. As of December 31, 2021, the Account had $500.0 million outstanding on the line of credit.
In times of high net inflow activity, in particular during times of high net contract owner transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan-to-value ratio.
Contractual Obligations(1)
The following table sets forth a summary regarding the Account’s known contractual obligations, including required interest payments for those items that are interest bearing, as of December 31, 2021 (millions):

	Amounts Due During Years Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Loans Payable:
Principal Payments	$270.7	$523.1	$245.6	$621.4	$170.2	$531.6	$2,362.6
Interest Payments(2)	81.1	65.8	54.3	37.8	22.8	45.9	307.7
Total Loans Payable	$351.8	$588.9	$299.9	$659.2	$193.0	$577.5	$2,670.3
Ground Leases(3)	2.3	2.3	2.4	2.4	2.4	414.0	425.8
Other Commitments(4)	486.8	—	—	—	—	—	486.8
Tenant improvements(5)	69.3	—	—	—	—	—	69.3
Total Contractual Obligations	$910.2	$591.2	$302.3	$661.6	$195.4	$991.5	$3,652.2
(1)The contractual obligations do not include payments on the line of credit, due to its short-term nature, or payments on debt held in joint ventures, which are the obligation of the individual joint venture entities.
(2)These amounts represent interest payments due on loans payable based on the stated rates at December 31, 2021.

(3)These amounts represent future minimum annual payments related to ground leases at December 31, 2021.
(4)This includes the Account’s commitment to purchase interest in its real estate funds and remaining funding commitments on loans receivable, which could be called by the partner or borrower at any time.
(5)This amount represents tenant improvements and leasing inducements committed by the Account as of December 31, 2021.
Recent Transactions
The following describes property and property-related transactions by the Account during the fourth quarter of 2021. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease.
Real Estate Properties and Joint Ventures
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price (1)
735 Watkins Mill	10/01/2021	50.00%	Land	Gaithersburg, MD	$5.9
Storage Portfolio IV(2)	10/06/2021	90.00%	Storage	Phoenix, AZ	17.3
Weston Business Center - E&F	10/14/2021	100.00%	Industrial	Weston, FL	110.0
Dry Creek(3)	10/21/2021	50.00%	Office	Englewood, CO	11.5
Storage Portfolio IV(2)	11/02/2021	90.00%	Storage	Sugarland, TX	11.8
Castleforbes	11/15/2021	51.00%	Land	Dublin, Republic of Ireland	34.7
Hudson Woodstock	11/17/2021	100.00%	Apartments	Woodstock, GA	147.6
AmpliFi	12/01/2021	100.00%	Apartments	Fullerton, CA	168.2
Storage Portfolio IV(2)	12/06/2021	90.00%	Storage	Orlando, FL	14.6
Storage Portfolio IV(2)	12/06/2021	90.00%	Storage	St. Cloud, FL	17.1
Storage Portfolio IV(2)	12/08/2021	90.00%	Storage	Palmdale, CA	15.4
Sonterra Medical Park(3)	12/10/2021	50.00%	Office	San Antonio, TX	21.0
Jackson Shaw Forward Portfolio	12/15/2021	100.00%	Industrial	San Antonio, TX	27.0
Storage Portfolio IV(2)	12/16/2021	90.00%	Storage	Missouri City, TX	17.2
Storage Portfolio IV(2)	12/16/2021	90.00%	Storage	Englewood, CO	13.3
Storage Portfolio IV(2)	12/17/2021	90.00%	Storage	Zion, IL	10.9
Storage Portfolio IV(2)	12/17/2021	90.00%	Storage	Cicero, IL	6.4
Storage Portfolio IV(2)	12/22/2021	90.00%	Storage	Avon, CT	19.8
Grandview Physicians Plaza(4)	12/22/2021	98.30%	Office	Birmingham, AL	94.1
Arapahoe Medical Plaza I(4)	12/22/2021	98.30%	Office	Littleton, CO	23.6
Arapahoe Medical Plaza II(4)	12/22/2021	98.30%	Office	Littleton, CO	11.3
Lincoln Court Medical Pavilion(4)	12/22/2021	98.30%	Office	Littleton, CO	6.8
Storage Portfolio IV(2)	12/23/2021	90.00%	Storage	Bronx, NY	14.2
Storage Portfolio IV(2)	12/28/2021	90.00%	Storage	Clayton, NC	18.1
Kirkwood Professional Plaza(4)	12/28/2021	98.30%	Office	Dearborn, MI	60.3
NYU Medical Plaza(4)	12/28/2021	98.30%	Office	Bethpage, NY	30.4
AHN Brentwood(4)	12/28/2021	98.30%	Office	Brentwood, PA	43.4
AHN Harmar(4)	12/28/2021	98.30%	Office	Harmar, PA	20.8
AHN Hempfield(4)	12/28/2021	98.30%	Office	Greensburg, PA	52.3
AHN McCandless(4)	12/28/2021	98.30%	Office	McCandless, PA	36.6
Common Street Professional Building(3)	12/29/2021	50.00%	Office	New Braunfels, TX	4.4
Sonterra Medical IV(3)	12/29/2021	50.00%	Office	San Antonio, TX	3.1
Loker Medical Arts Pavilion(4)	12/29/2021	98.30%	Office	Los Angeles, CA	34.4
(1)     The net purchase price represents the purchase price and closing costs.
(2)    During the fourth quarter of 2021, the Account purchased multiple storage properties located in various cities throughout the United States. These properties are held in the Account's Storage Portfolio IV joint venture investment, in which the Account has a 90% interest.
(3)    Property held in Juniper MOB Portfolio.
(4)    Property held in Seavest MOB Portfolio.

Sales

Property Name	Sales Date	Ownership Percentage	Sector	Location	Net Sales Price (1)	Realized Gain on Sale(2)
1500 Owens	10/05/2021	49.90%	Office	San Francisco, CA	$81.7	$7.7
409-499 Illinois Street	10/05/2021	40.00%	Office	San Francisco, CA	253.9	51.7
Fort Point Creative Exchange Portfolio(3)	12/15/2021	100.00%	Office	Boston, MA	72.7	22.4
Eisenhower Crossing	12/17/2021	100.00%	Retail	Macon, GA	11.4	0.8
225 Binney Street	12/23/2021	70.00%	Office	Cambridge, MA	330.4	140.3
(1)     The net sales price represents the sales price, less selling expenses.
(2)    Majority of the realized gain has been previously recognized as unrealized gains in the Account's Consolidated Statements of Operations.
(3)    Partial disposition.
Loans Receivable
Originations

Description	Transaction Date	Interest Rate	Sector	Maturity Date	Amount
Sixth & Main	10/20/2021	3.85% + LIBOR	Office	11/09/2025	$67.4
Financings
Assumption of debt

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
Grandview Physicians Plaza	12/22/2021	1.50% + LIBOR	Office	11/16/2023	$35.2
Arapahoe Medical Plaza I	12/22/2021	1.95% + LIBOR	Office	03/05/2026	10.6
Arapahoe Medical Plaza II	12/22/2021	1.95% + LIBOR	Office	03/05/2026	5.0
Lincoln Court Medical Pavilion	12/22/2021	2.35% + LIBOR	Office	10/15/2022	1.8
Kirkwood Professional Plaza	12/28/2021	4.87%	Office	11/30/2027	22.1
NYU Medical Plaza	12/28/2021	2.50% + LIBOR	Office	12/22/2026	11.8
AHN Brentwood	12/28/2021	2.70%	Office	09/29/2025	17.3
AHN Harmar	12/28/2021	2.70%	Office	09/29/2025	9.2
AHN Hempfield	12/28/2021	2.70%	Office	09/25/2025	24.2
AHN McCandless	12/28/2021	2.70%	Office	09/29/2025	15.4
Loker Medical Arts Pavilion	12/29/2021	2.10% + LIBOR	Office	06/14/2024	12.7
New debt

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
Spring House Innovation Park	11/23/2021	1.25% + LIBOR	Office	07/09/2024	$40.0
Reserve at Chino Hills	11/12/2021	1.50% + LIBOR	Apartment	08/09/2025	68.2
Sixth & Main	12/08/2021	1.87% + LIBOR	Office	11/09/2025	40.4
Debt payoff

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
Ascent at Windward	10/01/2021	3.51%	Apartment	01/01/2022	$34.6
The Palantine	10/11/2021	4.25%	Apartment	01/10/2022	73.2

Other

Description	Transaction Date	Transaction Type	Transaction Amount
Line of Credit	11/16/2021	Withdrawal	$200.00
Line of Credit	12/17/2021	Withdrawal	300.00
Critical Accounting Estimates
Management’s discussion and analysis of the Account’s financial condition and results of operations is based on the Account’s Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of the Account’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses. Management considers the valuation of real estate properties and valuation of real estate joint ventures to be critical accounting estimates because they involve a significant level of estimation uncertainty and have a material impact on the Account’s financial condition and results of operations.
Valuation of Real Estate Properties
Investments in real estate properties are stated at fair value, the determination of which involves significant levels of judgment because the actual fair value of real estate can be determined only by negotiation between the parties in a sales transaction. Property and investment values are affected by, among other things, the availability of capital, occupancy rates, rental rates, and interest and inflation rates. As a result, determining real estate and investment values involves many assumptions. Key inputs and assumptions include, but are not limited to, rental income and expense amounts, related rental income and expense growth rates, capital expenditures, discount rates and capitalization rates. Valuation techniques include discounted cash flow analysis, direct capitalization analysis, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties.
Valuation of Real Estate Joint Ventures
Real estate joint ventures are stated at the fair value of the Account’s ownership interests of the underlying entities. The Account’s ownership interests are valued based on the fair value of the underlying real estate, any related loans payable, and other factors, such as ownership percentage, ownership rights, buy/sell agreements, distribution provisions and capital call obligations. The fair value of real estate held by joint ventures is determined in the same manner and involves the same judgment, uncertainties and assumptions described above in Valuation of Real Estate Properties.
For further discussion of the Account’s valuation methodologies used to determine the fair value of the Account’s investments as well as a summary of the Account’s significant accounting policies, please see Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements included herewith.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Account’s real estate holdings, including real estate joint ventures, funds, an operating business and loans receivable including those with related parties, which, as of December 31, 2021, represented 92.9% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:
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
As of December 31, 2021, 7.1% of the Account’s total investments were comprised of marketable securities. Marketable securities may include high-quality debt instruments (i.e., government agency notes) and REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described earlier in Critical Accounting Estimates section above and in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements included herewith. As of December 31, 2021, the Account does not invest in derivative financial investments, nor does the Account engage in any hedging activity, although it may do so in selected circumstances in the future.
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
TIAA has established and maintains an effective system of internal controls over financial reporting designed to provide reasonable assurance that assets are properly safeguarded, that transactions are properly executed in accordance with management’s authorization, and to carry out the ongoing responsibilities of management for reliable consolidated financial statements. In addition, TIAA’s internal audit personnel provide regular reviews and assessments of the internal controls and operations of the Account, and the Executive Vice President, Chief Auditor regularly reports to the Audit Committee of the TIAA Board of Trustees.
The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the accompanying consolidated financial statements for the years ended December 31, 2021, 2020 and 2019. The report of the independent registered public accounting firm expresses an independent opinion on the fairness of presentation of the Account’s consolidated financial statements.
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

March 10, 2022	/s/ Christine E. Dugan
Executive Vice President and Product General Manager –Institutional Lifetime Income, Teachers Insurance and Annuity Association of America
(Principal Executive Officer)

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

Lisa W. Hess, Audit Committee Chair
Jason E. Brown, Audit Committee Member
Jeffrey R. Brown, Audit Committee Member
Maureen O’Hara, Audit Committee Member
Dorothy K. Robinson, Audit Committee Member
La June Montgomery Tabron, Audit Committee Member

March 10, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees of Teachers Insurance and Annuity Association of America and Participants of TIAA Real Estate Account
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of TIAA Real Estate Account and its subsidiaries (the “Account”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Account as of December 31, 2021 and 2020, and the results of its operations, the changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
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
Valuation of Real Estate Properties and Real Estate Joint Ventures
As described in Notes 1 and 5 to the consolidated financial statements, the Account had total investments in real estate properties of $18.9 billion and real estate joint ventures of $7.2 billion as of December 31, 2021. Investments in real estate properties are stated at fair value and investments in real estate joint ventures are stated at fair value of the Account’s ownership based on the fair value of the underlying real estate, any related loans payable, and other factors. To determine the valuation of the real estate properties and the real estate joint ventures, management utilizes the income approach, either the discounted cash flow or direct capitalization valuation model, provided by an independent third party appraiser, using key inputs and assumptions including, but not limited to, rental income and expense amounts, related rental income and expense growth rates, capital expenditures, discount rates, and capitalization rates (terminal capitalization rates for the discounted cash flow model and overall capitalization rates for the direct capitalization model).
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

/s/ PricewaterhouseCoopers LLP (Auditor Firm ID 238)
Charlotte, North Carolina
March 10, 2022
We have served as the Account's auditor since 2005.

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	December 31,
	2021	2020
ASSETS
Investments, at fair value:
Real estate properties (cost: $14,163.2 and $13,986.3)	$18,903.9	$16,476.7
Real estate joint ventures (cost: $5,497.9 and $5,021.9)	7,175.9	6,128.9
Real estate funds (cost: $692.9 and $373.3)	811.5	393.2
Real estate operating business (cost: $251.6 and $250.2)	326.3	250.0
Marketable securities (cost: $2,217.0 and $739.3)	2,207.8	739.3
Loans receivable (cost: $1,434.3 and $1,527.6)	1,422.7	1,493.2
Loans receivable with related parties (cost: $69.8 and $69.3)	69.9	69.4
Total investments (cost: $24,326.7 and $21,967.9)	30,918.0	25,550.7
Cash and cash equivalents	21.2	37.8
Due from investment manager	9.9	17.9
Other	327.3	331.4
TOTAL ASSETS	31,276.4	25,937.8
LIABILITIES
Loans payable, at fair value
(principal outstanding: $2,362.6 and $2,381.3)	2,380.5	2,411.4
Line of credit, at fair value	500.0	—
Accrued real estate property expenses	287.6	246.5
Other	36.3	36.0
TOTAL LIABILITIES	3,204.4	2,693.9
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	27,476.0	22,729.0
Annuity Fund	596.0	514.9
TOTAL NET ASSETS	$28,072.0	$23,243.9
NUMBER OF ACCUMULATION UNITS OUTSTANDING	53.4	52.0
NET ASSET VALUE, PER ACCUMULATION UNIT	$514.765	$436.722

See notes to the audited consolidated financial statements

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions)

	Years Ended December 31,
	2021	2020	2019
INVESTMENT INCOME
Real estate income, net
Rental income	$1,194.8	$1,192.6	$1,103.5
Real estate property level expenses and taxes:
Operating expenses	266.9	261.1	237.5
Real estate taxes	208.1	209.2	187.4
Interest expense	90.5	97.5	105.7
Total real estate property level expenses and taxes	565.5	567.8	530.6
Real estate income, net	629.3	624.8	572.9
Income from real estate joint ventures	191.1	146.8	208.6
Income from real estate funds	15.9	10.4	5.4
Interest	81.5	105.7	173.0
Dividends	—	18.0	23.2
TOTAL INVESTMENT INCOME	917.8	905.7	983.1
Expenses
Investment management charges	62.4	65.3	68.1
Administrative charges	51.1	48.5	50.0
Distribution charges	26.2	26.5	31.7
Mortality and expense risk charges	1.3	1.2	1.3
Liquidity guarantee charges	69.1	59.4	57.8
TOTAL EXPENSES	210.1	200.9	208.9
INVESTMENT INCOME, NET	707.7	704.8	774.2
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE
Net realized gain (loss) on investments
Real estate properties	215.9	(52.8)	583.1
Real estate joint ventures	199.8	(454.9)	(111.0)
Real estate funds	3.5	(5.6)	(3.4)
Marketable securities	(0.1)	103.0	301.1
Loans receivable	(14.1)	(1.6)	—
Net realized gain (loss) on investments	405.0	(411.9)	769.8
Net change in unrealized gain (loss) on
Real estate properties	2,250.3	(296.1)	(56.8)
Real estate joint ventures	644.5	(22.2)	10.8
Real estate funds	98.7	(18.6)	39.5
Real estate operating business	74.9	(0.2)	—
Marketable securities	(9.2)	(148.1)	0.7
Loans receivable	22.7	(33.0)	(3.8)
Loans receivable with related parties	—	0.4	(0.3)
Loans payable	12.2	(3.1)	(107.1)
Net change in unrealized gain (loss) on investments and loans payable	3,094.1	(520.9)	(117.0)
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE	3,499.1	(932.8)	652.8
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$4,206.8	$(228.0)	$1,427.0
See notes to the audited consolidated financial statements

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(millions)

	Years Ended December 31,
	2021	2020	2019
FROM OPERATIONS
Investment income, net	$707.7	$704.8	$774.2
Net realized gain (loss) on investments	405.0	(411.9)	769.8
Net change in unrealized gain (loss) on investments and loans payable	3,094.1	(520.9)	(117.0)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	4,206.8	(228.0)	1,427.0
FROM PARTICIPANT TRANSACTIONS
Premiums	2,981.7	2,025.9	2,655.9
Annuity payments	(47.7)	(47.8)	(47.3)
Withdrawals and death benefits	(2,312.7)	(5,814.1)	(2,570.3)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	621.3	(3,836.0)	38.3
NET INCREASE (DECREASE) IN NET ASSETS	4,828.1	(4,064.0)	1,465.3
NET ASSETS
Beginning of period	23,243.9	27,307.9	25,842.6
End of period	$28,072.0	$23,243.9	$27,307.9

See notes to the audited consolidated financial statements

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$4,206.8	$(228.0)	$1,427.0
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(405.0)	411.9	(769.8)
Net change in unrealized (gain) loss on investments and loans payable	(3,094.1)	520.9	117.0
Purchase of real estate properties	(581.8)	(1,147.7)	(1,059.7)
Capital improvements on real estate properties	(283.9)	(242.4)	(304.4)
Proceeds from sale of real estate properties	920.9	612.1	1,285.4
Purchases of long term investments	(1,231.2)	(1,322.6)	(1,373.4)
Proceeds from long term investments	711.2	2,357.7	1,210.5
Purchases and originations of loans receivable	(326.2)	(118.0)	(695.5)
Originations of loans receivable with related parties	(0.5)	—	(69.3)
Proceeds from sales of loans receivable	294.5	63.0	50.8
Proceeds from payoffs of loans receivable	110.8	28.6	50.8
(Increase) Decrease in other investments	(1,477.8)	3,398.5	(54.9)
Change in due from investment manager	8.0	(12.4)	(3.3)
Decrease (Increase) in other assets	5.6	(43.1)	23.3
Decrease (Increase) in other liabilities	25.0	(2.9)	(70.4)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,117.7)	4,275.6	(235.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	500.0	540.0	250.0
Payments on line of credit	—	(790.0)	—
Mortgage loan proceeds received	188.9	—	47.5
Payments on mortgage loans	(207.6)	(168.9)	(106.8)
Premiums	2,981.7	2,025.9	2,655.9
Annuity payments	(47.7)	(47.8)	(47.3)
Withdrawals and death benefits	(2,312.7)	(5,814.1)	(2,570.3)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,102.6	(4,254.9)	229.0
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(15.1)	20.7	(6.9)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period cash, cash equivalents and restricted cash	61.1	40.4	47.3
Net (decrease) increase in cash, cash equivalents and restricted cash	(15.1)	20.7	(6.9)
End of period cash, cash equivalents and restricted cash	$46.0	$61.1	$40.4
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$94.9	$97.8	$107.8
Mortgage loan assumed as part of a real estate acquisition	$—	$289.6	$181.0
Loan receivable converted to equity in real estate investment	$—	$(1.7)	$—
Loan assignment as part of a real estate disposition	$—	$77.4	$471.8
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (millions):

	As of December 31,
	2021	2020	2019
Cash and cash equivalents	$21.2	$37.8	$15.1
Restricted cash(1)	24.8	23.3	25.3
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$46.0	$61.1	$40.4
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
The outbreak of the novel coronavirus (commonly known as “COVID-19”) and the subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the first quarter of 2020. During the second and third quarters of 2020, the Account received multiple requests for rent and loan payment relief as a result of the COVID-19 pandemic, however, the requests slowed during the fourth quarter of 2020 and no new requests were received in 2021. Requests were generally been comprised of deferrals, with payments postponed for a brief period (i.e., less than six months) and then repaid over the remaining duration of the contract.
As of December 31, 2021, the Account has not had material exposure to rent concessions, tenant defaults or loan defaults. The duration and extent of COVID-19 over the long-term cannot be reasonably estimated at this time. The ultimate impact of the COVID-19 pandemic and the extent to which the COVID-19 pandemic impacts the Account’s business, results of operations, investments, and cash flows will depend on future developments, which are highly uncertain and difficult to predict.
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
Property and investment values are affected by, among other things, the availability of capital, occupancy rates, rental rates, and interest and inflation rates. As a result, determining real estate and investment values involves many assumptions. Key inputs and assumptions include, but are not limited to, rental income and expense amounts, related rental income and expense growth rates, capital expenditures, discount rates and capitalization rates. Valuation techniques include discounted cash flow analysis, direct capitalization analysis, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties.
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
The independent fiduciary, SitusAMC, has been appointed by a special subcommittee of the Investment Committee of the Board to, among other things, oversee the appraisal process. The independent fiduciary must approve all independent appraisers used by the Account. All appraisals are performed in accordance with Uniform Standards of Professional Appraisal Practices, the real estate appraisal industry standards created by The Appraisal Foundation. Real estate appraisals are estimates of property values based on a professional’s opinion. Appraisals of properties held outside of the U.S. are performed in accordance with industry standards commonly applied in the applicable jurisdiction. These independent appraisers are always expected to be MAI-designated members of the Appraisal Institute (or its European equivalent, Royal Institute of Chartered Surveyors) and state certified appraisers from national or regional firms with relevant property type experience and market knowledge. Under the Account’s current procedures, each independent appraisal firm will be rotated off of a particular property at least every three years, although such appraisal firm may perform appraisals of other Account properties subsequent to such rotation.
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
Valuation of Real Estate Funds—Real estate fund interests are stated at the fair value of the Account’s ownership in the fund. Management uses net asset value information provided by fund managers as a practical expedient to estimate fair value. The Account receives estimates from fund managers on a quarterly basis, and audited information is provided annually. Upon receipt of the information, management reviews and concludes on whether the net asset values provided are an appropriate representation of the fair value of the Account's interests in the real estate funds and makes valuation adjustments as necessary. Valuation of real estate funds proceeds under the direction of the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole.
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
Valuation of Loans Payable (i.e. the Account as a debtor)—Mortgage or other loans payable, including the Account's line of credit, are stated at fair value. The estimated fair value of loans payable is generally based on the amount at which the liability could be transferred in a current transaction, exclusive of transaction costs. Fair values are estimated based on market factors, such as market interest rates and spreads on comparable loans, the liquidity for loans of similar characteristics, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the maturity date of the loan, the return demands of the market, and the credit quality of the Account. Different assumptions or changes in future market conditions could significantly affect estimated fair values. At times, the Account may assume debt in connection with the purchase of real estate, including under the Credit Agreement (as defined below) or additional credit facilities or other lines of credit in the future or the issuance of debt securities by the Account.
See Note 5—Assets and Liabilities Measured at Fair Value on a Recurring Basis for further discussion and disclosure regarding the determination of the fair value of the Account’s investments.
Foreign Currency Transactions and Translation: The Account's investments, other assets and liabilities that are denominated in a foreign currency are translated into U.S. dollars using the effective exchange rates at the end of the period. Transactions, such as the purchases and sales of securities or properties, income received, and expenses paid, executed in a foreign currency are translated into U.S. dollars at the effective exchange rate on the date of the transaction. The effects of foreign currency exchange rate translation on the Account's assets and liabilities are included in realized and unrealized gains and losses on the Account's Consolidated Statements of Operations.
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
Real Estate Operating Business—The Account has a non-controlling ownership interest in one real estate operating business. The Account records contributions into the business as increases to the cost basis of its investment. Distributions are characterized by the business as either income, capital gains, or return of capital. Distributions classified as income are presented within income from real estate operating businesses in the Account’s Consolidated Statements of Operations. Distributions identified as capital gains are presented as realized gains in the Account’s Consolidated Statements of Operations. Distributions identified as returns of capital are recorded as a reduction to the cost basis of the investment. Unrealized gains and losses are recorded based upon the changes in the fair value of the enterprise value of the business.
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
Once an Account participant begins receiving lifetime annuity income benefits, payment levels cannot be reduced as a result of the Account’s actual mortality experience. As such, mortality and expense risk are contractual charges for TIAA’s assumption of this risk.
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
The Account has loans receivable outstanding with related parties as of December 31, 2021. One loan is with a joint venture partner and the others are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies. The following table presents the key terms of the loans as of the reporting date:

		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
Principal						December 31, 2021	December 31, 2020
2021	2020
$36.5	$36.5	MRA Hub 34 Holding, LLC	95.00%	2.50% + LIBOR	9/1/2022	$36.5	$36.5
0.5	—	MRA 34 LLC	—%	3.75% + LIBOR	8/26/2022	0.5	—
32.8	32.8	THP Student Housing, LLC	97.00%	3.20%	9/1/2024	32.9	32.9
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						$69.9	$69.4
Note 3—Concentration Risk
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
As of December 31, 2021, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry.

The Account’s wholly-owned real estate investments and investments in joint ventures are primarily located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of December 31, 2021:

Diversification by Fair Value(1)
	West(2)	South(3)	East(4)	Midwest(5)	Foreign(6)	Total
Office	11.3%	5.8%	15.1%	0.2%	—%	32.4%
Apartment	9.3%	9.2%	6.9%	1.1%	—%	26.5%
Industrial	13.6%	5.7%	2.2%	1.0%	—%	22.5%
Retail	4.7%	5.9%	2.9%	0.8%	—%	14.3%
Other(7)	1.2%	1.7%	1.0%	0.2%	0.2%	4.3%
Total	40.1%	28.3%	28.1%	3.3%	0.2%	100.0%
(1)Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.
(2)Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY
(3)Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV
(4)Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX
(5)Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI
(6)Represents a developable land investment in Ireland.
(7)Represents interests in Storage Portfolio investments, a hotel investment and land.
Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2032. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, are as follows (millions):

For the Years Ending December 31,
2022	$635.8
2023	594.2
2024	517.7
2025	436.1
2026	330.2
Thereafter	1,172.7
Total	$3,686.7
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
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (millions):

As of December 31, 2021
Assets:
Right-of-use assets, at fair value	$40.3
Liabilities:
Ground lease liabilities, at fair value	$40.3

Key Terms
Weighted-average remaining lease term (years)	69.5
Weighted-average discount rate(1)	7.71%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.
For the year ended December 31, 2021, operating lease costs related to ground leases were $2.3 million. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (millions):

For the Years Ending December 31,
2022	$2.3
2023	2.3
2024	2.4
2025	2.4
2026	2.4
Thereafter	414.0
Total	$425.8
In April 2020, the FASB staff released guidance focused on treatment of concessions related to the effects of the COVID-19 pandemic on the application of lease modification guidance in Accounting Standards Codification (“ASC”) 842, “Leases.” The guidance provides a practical expedient to forgo the associated reassessments required by ASC 842 when changes to a lease result in similar or lower future consideration. There was no material exposure to rent concessions or lease defaults for tenants impacted by the COVID-19 pandemic for the year ended December 31, 2021.
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

The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); significant unobservable inputs (Level 3); and Practical Expedient (millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2021
Real estate properties	—	—	18,903.9	—	18,903.9
Real estate joint ventures	—	—	7,175.9	—	7,175.9
Real estate funds	—	—	—	811.5	811.5
Real estate operating business	—	—	326.3	—	326.3
Marketable securities:
United States Government agency notes	—	864.1	—	—	864.1
Foreign Government agency notes	—	7.6	—	—	7.6
United States Treasury securities	—	784.3	—	—	784.3
Corporate bonds	—	551.8	—	—	551.8
Loans receivable(1)	—	—	1,492.6	—	1,492.6
Total Investments at December 31, 2021	$—	$2,207.8	$27,898.7	$811.5	$30,918.0
Loans payable	$—	$—	$(2,380.5)	$—	$(2,380.5)
Line of credit	$—	$—	$(500.0)	$—	$(500.0)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2020
Real estate properties	$—	$—	$16,476.7	$—	$16,476.7
Real estate joint ventures	—	—	6,128.9	—	6,128.9
Real estate funds	—	—	—	393.2	393.2
Real estate operating business			250.0	—	250.0
Marketable securities:
Government agency notes	—	157.0	—	—	157.0
United States Treasury securities	—	582.3	—	—	582.3
Loans receivable(1)	—	—	1,562.6	—	1,562.6
Total Investments at December 31, 2020	$—	$739.3	$24,418.2	$393.2	$25,550.7
Loans payable	$—	$—	$(2,411.4)	$—	$(2,411.4)
Line of credit	$—	$—	$—	$—	$—
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2021 and 2020 (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the year ended December 31, 2021
Beginning balance January 1, 2021	$16,476.7	$6,128.9	$250.0	$1,562.6	$24,418.2	$(2,411.4)	$—
Total realized and unrealized (losses) gains included in changes in net assets	2,466.2	844.3	74.9	8.6	3,394.0	12.2	—
Purchases(1)	881.9	899.6	1.4	326.7	2,109.6	(188.9)	(500.0)
Sales	(920.9)	—	—	(294.5)	(1,215.4)	—	—
Settlements(2)	—	(696.9)	—	(110.8)	(807.7)	207.6	—
Ending balance December 31, 2021	$18,903.9	$7,175.9	$326.3	$1,492.6	$27,898.7	$(2,380.5)	$(500.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the year ended December 31, 2020
Beginning balance January 1, 2020	$15,835.0	$7,204.2	$—	$1,572.1	$24,611.3	$(2,365.0)	$(250.0)
Total realized and unrealized gains (losses) included in changes in net assets	(348.9)	(477.0)	(0.2)	(34.2)	(860.3)	(3.1)	—
Purchases(1)	1,680.1	247.2	250.2	118.0	2,295.5	(289.6)	(540.0)
Sales	(689.5)	—	—	(64.7)	(754.2)	—	—
Settlements(2)	—	(845.5)	—	(28.6)	(874.1)	246.3	790.0
Ending balance December 31, 2020	$16,476.7	$6,128.9	$250.0	$1,562.6	$24,418.2	$(2,411.4)	$—
(1)Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable and assumption of loans payable.
(2)Includes operating income for real estate joint ventures net of distributions, principal payments and payoffs of loans receivable, and principal payments and extinguishment of loans payable.
(3)Amount shown is reflective of loans receivable and loans receivable with related parties.
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2021.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate	5.8%–9.5% (6.6%)
			Terminal Capitalization Rate	4.5%–8.5% (5.5%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0%–8.0% (5.0%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate	5.0% - 8.3% (6.0%)
			Terminal Capitalization Rate	4.0% - 6.8% (4.6%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	2.5% - 6.5% (4.0%)

	Residential	Income Approach—Discounted Cash Flow	Discount Rate	5.3% - 7.3% (5.9%)
			Terminal Capitalization Rate	4.0% - 5.8% (4.5%)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.5% - 5.3% (4.0%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate	6.0% - 11.8% (7.0%)
			Terminal Capitalization Rate	5.0% - 9.5% (5.7%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 9.3% (5.2%)

	Hotel	Income Approach—Discounted Cash Flow	Discount Rate	9.8%
			Terminal Capitalization Rate	7.8%

		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.3%

Real Estate Operating Business		Income Approach—Discounted Cash Flow	Discount Rate	7.3%
			Terminal Growth Rate	4.0%
		Market Approach	EBITDA Multiple	21.6x

Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan-to-Value Ratio	41.9% - 94.7% (73.1%)
			Equivalency Rate	2.4% - 9.5% (5.7%)
	Industrial	Discounted Cash Flow	Loan-to-Value Ratio	29.9% - 71.3% (65.9%)
			Equivalency Rate	4.3% - 5.1% (4.6%)
	Residential	Discounted Cash Flow	Loan-to-Value Ratio	38.4% - 77.3% (49.1%)
			Equivalency Rate	2.5% - 8.6% (5.0%)
	Retail & Hospitality	Discounted Cash Flow	Loan-to-Value Ratio	59.8% - 79.8% (65.0%)
			Equivalency Rate	3.5% - 6.9% (5.2%)

Loans Payable	Office	Discounted Cash Flow	Loan-to-Value Ratio	36.1% - 63.5% (45.8%)
			Equivalency Rate	1.8% - 3.7% (3.2%)

		Net Present Value	Loan-to-Value Ratio	36.1% - 63.5% (45.8%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2 - 1.4 (1.3)
	Industrial	Discounted Cash Flow	Loan-to-Value Ratio	34.0% - 44.9% (38.3%)
			Equivalency Rate	3.3% - 3.7% (3.4%)

		Net Present Value	Loan-to-Value Ratio	34.0% - 44.9% (38.3%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2 - 1.3 (1.3)

	Residential	Discounted Cash Flow	Loan-to-Value Ratio	28.8% - 53.6% (40.0%)
			Equivalency Rate	2.1% - 3.0% (2.8%)

		Net Present Value	Loan-to-Value Ratio	28.8% - 53.6% (40.0%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.3 - 1.4 (1.3)

	Retail	Discounted Cash Flow	Loan-to-Value Ratio	36.0% - 76.3% (46.0%)
			Equivalency Rate	3.1% - 4.0% (3.5%)

		Net Present Value	Loan-to-Value Ratio	36.0% - 76.3% (46.0%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2 - 1.9 (1.4)

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2020.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate	5.5%–9.0% (6.7%)
			Terminal Capitalization Rate	4.0%–8.3% (5.6%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0%–8.0% (5.0%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate	5.2% - 9.0% (6.6%)
			Terminal Capitalization Rate	4.3% - 7.3% (5.4%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 7.0% (4.8%)

	Residential	Income Approach—Discounted Cash Flow	Discount Rate	5.5% - 7.8% (6.4%)
			Terminal Capitalization Rate	4.3% - 6.8% (5.1%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 6.0% (4.6%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate	5.0% - 12.0% (6.8%)
			Terminal Capitalization Rate	4.3% - 9.4% (5.7%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 11.5% (5.2%)

	Hotel	Income Approach—Discounted Cash Flow	Discount Rate	10.3%
			Terminal Capitalization Rate	7.8%

		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.8%
Real Estate Operating Business		Income Approach—Discounted Cash Flow	Discount Rate	7.3%
			Terminal Growth Rate	2.5%
		Market Approach	EBITDA Multiple	13.9x
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan-to-Value Ratio	50.6% - 91.8% (77.2%)
			Equivalency Rate	3.5% - 9.6% (6.6%)
	Industrial	Discounted Cash Flow	Loan-to-Value Ratio	30.9% - 90.2% (69.1%)
			Equivalency Rate	4.3% - 12.7% (6.8%)
	Residential	Discounted Cash Flow	Loan-to-Value Ratio	47.4% - 74.7% (64.1%)
			Equivalency Rate	3.2% - 7.0% (4.9%)
	Retail & Hospitality	Discounted Cash Flow	Loan-to-Value Ratio	61.2% - 86.2% (68.7%)
			Equivalency Rate	5.4% - 9.9% (6.3%)
Loans Payable	Office	Discounted Cash Flow	Loan-to-Value Ratio	35.4% - 54.9% (45.5%)
			Equivalency Rate	2.4% - 3.3% (3.0%)

		Net Present Value	Loan-to-Value Ratio	35.4% - 54.9% (45.5%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2 - 1.4 (1.3)
	Industrial	Discounted Cash Flow	Loan-to-Value Ratio	54.6% - 59.2% (56.6%)
			Equivalency Rate	3.3% - 3.3% (3.3%)

		Net Present Value	Loan-to-Value Ratio	54.6% - 59.2% (56.6%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.4 - 1.5 (1.5)

	Residential	Discounted Cash Flow	Loan-to-Value Ratio	29.6% - 65.9% (48.2%)
			Equivalency Rate	2.3% - 3.2% (2.8%)

		Net Present Value	Loan-to-Value Ratio	29.6% - 65.9% (48.2%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2 - 1.7 (1.4)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
	Retail	Discounted Cash Flow	Loan-to-Value Ratio	40.2% - 73.4% (47.6%)
			Equivalency Rate	2.8% - 4.2% (3.0%)

		Net Present Value	Loan-to-Value Ratio	40.2% - 73.4% (47.6%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.3 - 1.8 (1.4)
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
Line of Credit: The Account's line of credit is recorded at par as Management believes par approximates fair value due to the short-term nature of the facility.
During the years ended December 31, 2021 and 2020 there were no transfers between Levels 1, 2 or 3.
The amount of total net unrealized (losses) gains included in changes in net assets attributable to the change in net unrealized gains relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2021	$2,371.8	$745.7	$74.9	$10.9	$3,203.3	$12.2
For the year ended December 31, 2020	$(344.2)	$(382.8)	$(0.2)	$(32.7)	$(759.9)	$(3.1)
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At December 31, 2021, the Account held investments in joint ventures with ownership interest percentages that ranged from 33.3% to 98.5%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a pre-determined threshold.
A condensed summary of the gross financial position and results of operations of the combined joint ventures is shown below (millions):

	December 31,
	2021	2020
Assets
Real estate properties, at fair value	$16,681.2	$15,494.7
Other assets	684.9	696.0
Total assets	$17,366.1	$16,190.7
Liabilities & Equity
Mortgage notes payable and other obligations, at fair value	$5,187.3	$4,959.6
Other liabilities	240.7	250.0
Total liabilities	5,428.0	5,209.6
Total equity	11,938.1	10,981.1
Total liabilities and equity	$17,366.1	$16,190.7

	Years ended December 31,
	2021	2020	2019
Operating Revenue and Expenses
Revenues	$1,040.5	$1,021.6	$1,126.5
Expenses	577.7	571.9	604.1
Excess of revenues over expenses	$462.8	$449.7	$522.4

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
No financial support (such as loans or financial guarantees) was provided to the Funds during the year ended December 31, 2021. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are included in the maximum exposure to loss presented below.
The carrying amount and maximum exposure to loss relating to unconsolidated VIEs in which the Company holds a variable interest but is not the primary beneficiary were as follows at December 31, 2021 (in millions):

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
LCS SHIP Venture I, LLC (90.0% Account Interest)	$230.2	$230.2	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.

Veritas - Trophy VI, LLC (90.4% Account Interest)	$81.6	$102.2	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles metropolitan statistical area ("MSA").
			The Account is not permitted to sell or transfer its interest in the fund until August 2022. After this date, the Account can sell or transfer its interest in the fund with the consent and approval of the manager.

SP V - II, LLC (61.8% Account Interest)	$102.3	$115.2	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.
			Liquidation estimated to begin no earlier than 2022.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Taconic New York City GP Fund, LP (60.0% Account Interest)	$29.8	$34.0	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City MSA.
			Liquidation estimated to begin no earlier than 2024.
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
Silverpeak NRE FundCo LLC (90.0% Account Interest)	$62.9	$100.2	Redemptions prohibited prior to liquidation.	To invest in alternative real estate investments primarily in major U.S. metropolitan markets.
			Liquidation estimated to begin no earlier than 2028.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
IDR - Core Property Index Fund, LLC (2.5% Account Interest)	$40.6	$40.6	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.
Townsend Group Value-Add Fund (99.0% Account Interest)	$114.8	$240.7	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the U.S. market.
			Liquidation estimated to begin no earlier than 2027.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion
Flagler REA Healthcare Properties Partnership (90.0% Account Interest)	$26.5	$27.8	Redemptions prohibited prior to liquidation.	To acquire healthcare properties within the top 50 MSA's in the U.S.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to transfer its interest in the fund to a qualified institutional investor, subject to the right first offer by the partner, following the one year anniversary of the fund launch.
Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)	$34.5	$34.5	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
			Liquidation estimated to begin no earlier than 2026.
			The Account is permitted to sell or transfer its interest in the fund with the consent and approval of the manager.
Silverpeak NRE FundCo 2 LLC (90.0% Account Interest)	$62.8	$106.5	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.

JCR Capital - REA Preferred Equity Parallel Fund (31.1% Account Interest)	$25.5	$100.8	Redemptions prohibited prior to liquidation.	To invest primarily in multi-family properties.
			Liquidation estimated to begin no earlier than 2026.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion

Total	$811.5	$1,132.7
Note 8—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s indirect interest in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (in millions):

	December 31, 2021			December 31, 2020
	Principal Outstanding	Fair Value	% of Fair Value	Principal Outstanding	Fair Value	% of Fair Value
Office(1)	$862.4	$853.4	57.2%	$794.5	$778.4	49.9%
Apartments(1)	253.3	252.0	16.9%	262.2	259.7	16.6%
Industrial	161.4	161.3	10.8%	194.3	194.3	12.4%
Storage	—	—	—%	82.0	73.8	4.7%
Hotel	125.3	125.3	8.4%	135.3	129.9	8.3%
Retail	101.7	100.6	6.7%	128.6	126.5	8.1%
	$1,504.1	$1,492.6	100.0%	$1,596.9	$1,562.6	100.0%
(1) Includes loans receivable with related parties.
The Account monitors the risk profile of the loan receivable portfolio with the assistance of a third-party rating service that models the loans and assigns risk ratings based on inputs such as loan-to-value ratios, yields, credit quality of the borrowers, property types of the collateral, geographic and local market dynamics, physical condition of the collateral, and the underlying structure of the loans. Ratings for loans are updated monthly. Assigned ratings can range from AAA to C, with an AAA designation representing debt with the lowest level of credit risk and C representing a greater risk of default or principal loss. Loans that are more than 90 days past due are classified as delinquent and assigned a D rating. Mezzanine debt in good health is typically reflective of a risk rating in the B range (e.g., BBB, BB, or B), as these ratings reflect borrowers' having adequate financial resources to service their financial commitments, but also acknowledging that adverse economic conditions, should they occur, would likely impede on a borrowers' ability to pay. All borrowers of loans rated C or higher are current as of December 31, 2021.
The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of December 31, 2021, listed in order of the strength of the risk rating (from strongest to weakest):

	December 31, 2021			December 31, 2020
	Number of Loans	Fair Value	% of Fair Value	Number of Loans	Fair Value	% of Fair Value
AA	1	62.6	4.2%	—	—	—%
A	4	248.5	16.6%	—	—	—%
BBB	6	374.7	25.1%	1	69.6	4.5%
BB	10	437.8	29.3%	10	444.6	28.5%
B	5	144.3	9.7%	11	758.2	48.5%
C	2	154.8	10.4%	2	147.0	9.4%
D	—	—	—%	1	73.8	4.7%
NR(1)	3	69.9	4.7%	2	69.4	4.4%
	31	$1,492.6	100.0%	27	$1,562.6	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of December 31, 2021 and 2020, this is comprised of three loans with related parties. The loans are collateralized by equity interests in real estate investments.
Note 9—Loans Payable
At December 31, 2021 and 2020, the Account had outstanding loans payable secured by the following properties (millions):

Property	Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of December 31,		Maturity
		2021	2020
Ascent at Windward	3.51% paid monthly	$—	$34.6	January 1, 2022
The Palatine	4.25% paid monthly	—	74.4	January 10, 2022
The Forum at Carlsbad	4.25% paid monthly	—	84.0	March 1, 2022
Fusion 1560	3.42% paid monthly	37.4	37.4	June 10, 2022
San Diego Office Portfolio(4)	3.62% paid monthly	51.4	51.2	August 9, 2022
The Colorado(1)	3.69% paid monthly	84.7	86.4	November 1, 2022
The Legacy at Westwood(1)	3.69% paid monthly	43.2	44.0	November 1, 2022
Regents Court(1)	3.69% paid monthly	36.6	37.3	November 1, 2022
1001 Pennsylvania Avenue(1)	3.70% paid monthly	308.1	314.3	June 1, 2023
Biltmore at Midtown	3.94% paid monthly	36.4	36.4	July 5, 2023
Cherry Knoll	3.78% paid monthly	35.3	35.3	July 5, 2023
Lofts at SoDo	3.94% paid monthly	35.1	35.1	July 5, 2023
Pacific City	2.00% + LIBOR paid monthly	105.0	105.0	October 1, 2023
The Stratum(4)	2.45% paid monthly	39.8	—	May 9, 2024
Spring House Innovation Park(4)	1.25% + LIBOR paid monthly	40.5	—	July 9, 2024
1401 H Street, NW	3.65% paid monthly	115.0	115.0	November 5, 2024
The District at La Frontera(1)	3.84% paid monthly	37.8	38.4	December 1, 2024
The District at La Frontera(1)	4.96% paid monthly	4.2	4.2	December 1, 2024
Circa Green Lake	3.71% paid monthly	52.0	52.0	March 5, 2025
Union - South Lake Union	3.66% paid monthly	57.0	57.0	March 5, 2025
Holly Street Village	3.65% paid monthly	81.0	81.0	May 1, 2025
Henley at Kingstowne(1)	3.60% paid monthly	69.1	70.3	May 1, 2025
32 South State Street	4.48% paid monthly	24.0	24.0	June 6, 2025
Vista Station Office Portfolio(1)	4.00% paid monthly	19.3	19.9	July 1, 2025
780 Third Avenue	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue	3.55% paid monthly	20.0	20.0	August 1, 2025

Property	Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of December 31,		Maturity
		2021	2020
Reserve at Chino Hills(4)	1.50% + LIBOR paid monthly	$68.2	$—	August 9, 2025
Vista Station Office Portfolio(1)	4.20% paid monthly	42.9	43.9	November 1, 2025
Sixth & Main(4)	1.87% + LIBOR paid monthly	40.4	—	November 9, 2025
701 Brickell Avenue(1)	3.66% paid monthly	182.0	184.0	April 1, 2026
Marketplace at Mill Creek	3.82% paid monthly	39.6	39.6	September 11, 2027
Overlook At King Of Prussia	3.82% paid monthly	40.8	40.8	September 11, 2027
Winslow Bay	3.82% paid monthly	25.8	25.8	September 11, 2027
1900 K Street, NW	3.93% paid monthly	163.0	163.0	April 1, 2028
99 High Street	3.90% paid monthly	277.0	277.0	March 1, 2030
Total Principal Outstanding		$2,362.6	$2,381.3
Fair Value Adjustment(3)		17.9	30.1
Total Loans Payable		$2,380.5	$2,411.4
(1)The mortgage is adjusted monthly for principal payments.
(2)All interest rates are fixed except for Pacific City, Spring House Innovation Park, Reserve at Chino Hills and Sixth & Main, which have variable interest rates based on a spread above the one month London Interbank Offered Rate, as published by ICE Benchmark Administration Limited. Some mortgages held by the Account are structured to begin principal and interest payments after an initial interest only period.
(3)The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1—Organization and Significant Accounting Policies.
(4)The loan is collateralized by a mezzanine loan receivable. The mezzanine loan receivable is collateralized by the property reflected within the table above.
Principal payment schedule on loans payable as of December 31, 2021 was as follows (in millions):

Amount
2022	$270.7
2023	523.1
2024	245.6
2025	621.4
2026	170.2
Thereafter	531.6
Total maturities	$2,362.6
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
For the years ended December 31, 2021 and 2020, expenses charged to the Account related to the Credit Agreements were $2.5 million and $4.9 million, respectively. As of December 31, 2021, the Account was in compliance with all covenants required by the Credit Agreement.
The following table provides a summary of the key characteristics of the Credit Agreement as of December 31, 2021:

Current Balance	$500.0
Maximum Capacity (in millions)	$500.0
Inception Date	September 20, 2018
Maturity Date	September 20, 2022	(1)
Extension Option	Yes	(1)
Eurodollar Applicable Rate Range	0.85% - 1.05%
ABR Applicable Rate Range	0.85% - 1.05%
Unused Fee(2)	0.20% per annum
(1)On July 16, 2021, the Account exercised its option to extend the commitment terms until September 20, 2022, with one consecutive twelve month extension option remaining. The Account may request an additional $250.0 million in commitments from the lenders at any time; however, this request is subject to approval at the sole discretion of the lenders and is not a guarantee that an expansion beyond the original $500.0 million commitment will be granted.
(2)The Account is charged a fee on the unused portion of the Credit Agreement.
Note 11—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	Years ended December 31,
	2021	2020	2019	2018	2017
Per Accumulation Unit Data:
Rental income	$22.672	$21.145	$18.165	$17.757	$17.132
Real estate property level expenses and taxes	10.731	10.067	8.734	8.548	7.722
Real estate income, net	11.941	11.078	9.431	9.209	9.410
Other income	5.474	4.980	6.752	6.162	4.762
Total income	17.415	16.058	16.183	15.371	14.172
Expense charges(1)	3.987	3.562	3.439	3.161	3.318
Investment income, net	13.428	12.496	12.744	12.210	10.854
Net realized and unrealized gain (loss) on investments and loans payable	64.615	(16.196)	10.262	6.877	5.839
Net increase (decrease) in Accumulation Unit Value	78.043	(3.700)	23.006	19.087	16.693
Accumulation Unit Value:
Beginning of period	$436.722	$440.422	$417.416	$398.329	$381.636
End of period	$514.765	$436.722	$440.422	$417.416	$398.329

	Years ended December 31,
	2021	2020	2019	2018	2017
Total return	17.87%	(0.84)%	5.51%	4.79%	4.37%
Ratios to Average net Assets:
Expenses(1)	0.84%	0.81%	0.78%	0.76%	0.83%
Investment income, net	2.82%	2.85%	2.90%	2.95%	2.72%
Portfolio turnover rate:
Real estate properties(2)	7.6%	7.1%	7.8%	11.8%	2.7%
Marketable securities(3)	—%	113.4%	28.7%	5.1%	5.7%
Accumulation Units outstanding at end of period (millions):	53.4	52.0	60.8	60.7	61.3
Net assets end of period (millions)	$28,072.0	$23,243.9	$27,307.9	$25,842.6	$24,942.6
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
Note 12—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	Years ended December 31,
	2021	2020	2019
Outstanding:
Beginning of period	52.0	60.8	60.7
Credited for premiums	6.4	4.6	6.2
Annuity, other periodic payments, withdrawals and death benefits	(5.0)	(13.4)	(6.1)
End of period	53.4	52.0	60.8
Note 13—Commitments and Contingencies
Commitments—As of December 31, 2021 and 2020, the Account had the following immediately callable commitments to purchase additional interests in its real estate funds or provide additional funding through its loan receivable investments (in millions):

	Commitment Expiration	December 31, 2021	December 31, 2020

Real Estate Funds(1)
LCS SHIP Venture I, LLC	06/2021	$—	$28.1
Grubb Southeast Real Estate Fund VI, LLC	06/2021	—	81.5
Townsend Group Value-Add Fund	12/2021	125.9	241.9
Veritas Trophy VI, LLC	08/2022	20.6	29.4
SP V - II, LLC	09/2022	12.9	67.1
JCR Capital - REA Preferred Equity Parallel Fund	12/2022	75.3	92.3
Silverpeak NRE FundCo 2 LLC	12/2022	43.7	—
Silverpeak NRE FundCo LLC	12/2022	37.3	81.1
Taconic New York City GP Fund	11/2023	4.2	6.0
Flagler - REA Healthcare Properties Partnership	02/2025	1.2	49.6
		$321.1	$677.0

	Commitment Expiration	December 31, 2021	December 31, 2020
Loans Receivable(2)
Rosemont Towson	09/2021	$—	$1.2
BREP VIII Industrial Mezzanine	03/2022	22.4	15.5
SCG Oakland Portfolio Mezzanine	03/2022	6.1	6.5
311 South Wacker Mezzanine	06/2022	2.2	5.4
San Diego Office Portfolio Senior Loan	08/2022	6.8	7.0
San Diego Office Portfolio Mezzanine	08/2022	2.2	2.3
MRA Hub 34 Holding, LLC	08/2022	1.5	1.5
1330 Broadway Mezzanine	09/2022	10.9	10.9
Liberty Park Mezzanine	11/2022	2.6	3.1
Colony New England Hotel Portfolio Senior Loan	11/2022	14.1	14.1
Colony New England Hotel Portfolio Mezzanine	11/2022	4.7	4.7
Exo Apartments Senior Loan	01/2023	—	7.1
Exo Apartments Mezzanine	01/2023	2.4	2.4
Five Oak Mezzanine	03/2023	1.6	2.3
5 Points Towers Mezzanine	03/2024	4.2	—
The Stratum Senior Loan	05/2024	2.0	—
The Stratum Mezzanine	05/2024	0.7	—
Spring House Innovation Park Senior Loan	07/2024	38.0	—
Spring House Innovation Park Mezzanine	07/2024	12.7	—
The Reserve at Chino Hills	08/2025	20.0	—
Sixth and Main Senior Loan	11/2025	6.9	—
Sixth and Main Mezzanine	11/2025	3.7	—
		$165.7	$84.0

TOTAL COMMITMENTS		$486.8	$761.0
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
As of December 31, 2021, management of the Account does not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material effect on the Account’s business, financial position or results of operations.

Note 14—Subsequent Events
In preparing these financial statements, the Account has evaluated events and transactions for potential recognition or disclosure subsequent to December 31, 2021, through March 10, 2022, the date the financial statements were available to be issued.
Real Estate Properties and Joint Ventures
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price (1)
SYNC at Vinings(2)	01/06/2022	95.00%	Apartments	Atlanta, GA	$87.0
SYNC at Ten Oaks(2)	01/06/2022	95.00%	Apartments	Lawrenceville, GA	70.1
SYNC at Purgatory Creek(2)	01/06/2022	95.00%	Apartments	San Marcos, TX	62.5
SYNC at Kingsland Ranch(2)	01/06/2022	95.00%	Apartments	Katy, TX	67.0
Storage Portfolio IV	01/12/2022	90.00%	Storage	Marietta, GA	20.9
Storage Portfolio IV	01/12/2022	90.00%	Storage	Tucker, GA	17.7
Northpark III(3)	02/04/2022	100.00%	Industrial	Brooklyn Park, MN	38.9
Northpark V(3)	02/04/2022	100.00%	Industrial	Brooklyn Park, MN	27.9
Park 81 East(3)	02/04/2022	100.00%	Industrial	Maple Grove, MN	56.3
Constellation Business Center(3)	02/04/2022	100.00%	Industrial	White Bear Township, MN	14.0
Carson South End Co-GP Development	02/18/2022	75.00%	Land	Charlotte, NC	28.9
Bethpage Land(4)	03/03/2022	98.30%	Land	Bethpage, NY	0.3
Marin Cancer Institute(5)	03/07/2022	50.00%	Office	Greenbrae, CA	18.4
Lakeside Medical Building(5)	03/07/2022	50.00%	Office	San Francisco, CA	10.2
Valley Medical Building I(5)	03/07/2022	50.00%	Office	Van Nuys, CA	8.6
Valley Medical Building II(5)	03/07/2022	50.00%	Office	Van Nuys, CA	7.8
Fountain Grove Medical Building(5)	03/07/2022	50.00%	Office	Santa Rosa, CA	5.0
(1)     The net purchase price represents the purchase price and closing costs.
(2)    Property held within the Sun Holdings Multifamily Portfolio.
(3)    Property held within the Minneapolis Core Portfolio.
(4)    Property held within the Seavest MOB Portfolio.
(5)    Property held within the Juniper MOB Portfolio.
Sales

Property Name	Sales Date	Ownership Percentage	Sector	Location	Net Sales Price (1)	Realized Gain on Sale(2)
150 Industrial Road	02/01/2022	98.00%	Office	San Carlos, CA	$147.7	$49.5
Warwick Shopping Center	03/03/2022	100.00%	Retail	Warwick, RI	11.8	0.3
South Denver Marketplace	03/03/2022	100.00%	Retail	Lone Tree, CO	73.0	1.0
(1)     The net sales price represents the sales price, less selling expenses.
(2)    Majority of the realized gain has been previously recognized as unrealized gains in the Account's Consolidated Statements of Operations.
Financings
New debt

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
SYNC at Vinings(2)	01/06/2022	1.92% + SOFR	Apartment	02/01/2029	$56.7
SYNC at Ten Oaks(2)	01/06/2022	1.92% + SOFR	Apartment	02/01/2029	45.9
SYNC at Purgatory Creek(2)	01/06/2022	1.92%+ SOFR	Apartment	02/01/2029	41.8
SYNC at Kingsland Ranch(2)	01/06/2022	1.92%+ SOFR	Apartment	02/01/2029	45.5

Refinance

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
Florida Mall	02/04/2022	1.97%+ SOFR	Retail	02/09/2024	$300.0
Debt payoff

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
Fusion 1560	02/22/2022	3.42%	Apartment	06/10/2022	$37.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—67.3% and 70.9%

Property Name		Property Type	Fair Value at December 31,
	Location		2021		2020
River Ridge	Alabama	Retail	$26.9		$29.0
Riverchase Village	Alabama	Retail	34.9		36.1
Camelback Center	Arizona	Office	55.0		52.0
Riverside 202 Industrial	Arizona	Industrial	33.3		30.4
101 Pacific Coast Highway	California	Office	95.3		94.7
200 Middlefield Road	California	Office	59.2		60.2
30700 Russell Ranch	California	Office	36.6		36.5
88 Kearny Street	California	Office	199.3		199.3
Allure at Camarillo	California	Apartment	71.6		62.0
Almond Avenue	California	Industrial	45.3		13.4
AmpliFi - Fullerton	California	Apartment	168.0		—
BLVD63	California	Apartment	161.0		145.1
Bridgepointe Shopping Center	California	Retail	121.0		124.1
Centre Pointe And Valley View	California	Industrial	83.3		62.1
Cerritos Industrial Park	California	Industrial	281.0		171.8
Charleston Plaza	California	Retail	72.1		95.3
Creekside Alta Loma	California	Apartment	114.0		85.5
Frontera Industrial Business Park	California	Industrial	181.4		101.2
Great West Industrial Portfolio	California	Industrial	402.0		215.1
Holly Street Village	California	Apartment	189.1	(1)	153.1	(1)
Larkspur Courts	California	Apartment	163.0		141.0
The Legacy at Westwood	California	Apartment	157.1	(1)	149.1	(1)
Northern CA RA Industrial Portfolio	California	Industrial	147.3		117.2
Oakmont IE West Portfolio	California	Industrial	244.0		123.9
Oceano at Warner Center	California	Apartment	103.0		90.1
Ontario Industrial Portfolio	California	Industrial	836.0		540.4
Ontario Mills Industrial Portfolio	California	Industrial	129.2		79.2
Otay Mesa Industrial Portfolio	California	Industrial	52.6		40.2
Pacific City	California	Retail	140.0	(1)	158.0	(1)
Pacific Plaza	California	Office	—		111.0
Rancho Cucamonga Industrial Portfolio	California	Industrial	164.0		95.4
Rancho del Mar	California	Apartment	107.9		93.5
Regents Court	California	Apartment	128.0	(1)	103.0	(1)
Southern CA RA Industrial Portfolio	California	Industrial	267.7		160.9
Stella	California	Apartment	164.9		161.0
Stevenson Point	California	Industrial	106.0		75.0
Terra House	California	Apartment	166.1		140.2
The Forum at Carlsbad	California	Retail	—		203.0	(1)
Westcreek	California	Apartment	65.5		55.4
West Lake North Business Park	California	Office	58.6		58.3
Westwood Marketplace	California	Retail	174.0		150.0
Wilshire Rodeo Plaza	California	Office	322.1		311.4
1600 Broadway	Colorado	Office	108.0		116.0
Palomino Park	Colorado	Apartment	—		352.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Property Name		Property Type	Fair Value at December 31,
	Location		2021		2020
South Denver Marketplace	Colorado	Retail	$69.5		$65.1
Wilton Woods Corporate Campus	Connecticut	Office	73.7		100.0
5 West	Florida	Apartment	86.9		63.0
701 Brickell Avenue	Florida	Office	490.3	(1)	421.5	(1)
Broward Industrial Portfolio	Florida	Industrial	82.2		68.5
Casa Palma	Florida	Apartment	109.1		98.7
Cypress Trace	Florida	Retail	37.9		35.9
Fusion 1560	Florida	Apartment	106.0	(1)	72.7	(1)
Lakepointe at Jacaranda	Florida	Apartment	59.8		48.7
Lofts at SoDo	Florida	Apartment	87.6	(1)	65.3	(1)
Market Square	Florida	Retail	21.9		20.1
Orion on Orpington	Florida	Apartment	64.4		51.6
Port St. Lucie	Florida	Other	55.2		—
Publix at Weston Commons	Florida	Retail	73.1		69.6
Seneca Industrial Park	Florida	Industrial	163.1		128.7
Shoppes At Lake Mary	Florida	Retail	20.5		19.6
Sole at Brandon	Florida	Apartment	99.9		78.0
Sole at City Center	Florida	Apartment	111.0		100.0
Boca Arbor Club	Florida	Apartment	80.2		63.9
The Manor Apartments	Florida	Apartment	52.5		47.5
The Manor at Flagler Village	Florida	Apartment	140.1		131.2
The Residences at the Village of Merrick Park	Florida	Apartment	77.0		69.5
Weston Business Center	Florida	Industrial	97.2		81.7
Weston Business Center EF	Florida	Industrial	110.0		—
Ascent at Windward	Georgia	Apartment	92.6		72.3	(1)
Atlanta Industrial Portfolio	Georgia	Industrial	60.9		41.5
Biltmore at Midtown	Georgia	Apartment	82.8	(1)	72.6	(1)
Eisenhower Crossing	Georgia	Retail	—		12.9
Fayette Pavilion	Georgia	Retail	113.4		101.4
Glen Lake	Georgia	Apartment	69.7		59.0
Heritage Pavilion	Georgia	Retail	45.6		40.6
Hudson Woodstock	Georgia	Apartment	148.0		—
Marketplace At Mill Creek	Georgia	Retail	83.8	(1)	76.4	(1)
Newnan Pavilion	Georgia	Retail	—		40.0
Shawnee Ridge Industrial Portfolio	Georgia	Industrial	132.1		104.0
Woodstock Square	Georgia	Retail	—		32.0
32 South State Street	Illinois	Retail	42.9	(1)	48.5	(1)
803 Corday	Illinois	Apartment	120.0		92.6
Chicago CalEast Industrial Portfolio	Illinois	Industrial	103.0		85.3
Chicago Industrial Portfolio	Illinois	Industrial	46.6		33.0
Village Crossing	Illinois	Retail	153.8		136.1
Hendricks Gateway	Indiana	Industrial	115.0		—
Cherry Knoll	Maryland	Apartment	73.1	(1)	57.8	(1)
Landover Logistics Center	Maryland	Industrial	67.7		54.3
The Shops at Wisconsin Place	Maryland	Retail	73.5		72.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Property Name		Property Type	Fair Value at December 31,
	Location		2021		2020
350 Washington	Massachusetts	Retail	$125.0		$121.0
99 High Street	Massachusetts	Office	530.7	(1)	540.2	(1)
Fort Point Creative Exchange Portfolio	Massachusetts	Office	206.0		264.6
Northeast RA Industrial Portfolio	Massachusetts	Industrial	77.3		44.2
One Beeman Road	Massachusetts	Industrial	49.7		36.0
The Bridges	Minnesota	Apartment	69.2		66.0
The Knoll	Minnesota	Apartment	38.7		37.2
10 New Maple Avenue	New Jersey	Industrial	32.7		21.0
200 Milik Street	New Jersey	Industrial	75.4		59.1
Marketfair	New Jersey	Retail	96.1		98.4
South River Road Industrial	New Jersey	Industrial	198.3		138.5
21 Penn Plaza	New York	Office	312.5		302.5
780 Third Avenue	New York	Office	374.5	(1)	354.3	(1)
837 Washington Street	New York	Office	203.0		211.0
The Colorado	New York	Apartment	260.2	(1)	243.1	(1)
Alexander Place	North Carolina	Retail	40.4		39.9
Centric Gateway	North Carolina	Apartment	79.4		74.0
Winslow Bay Commons	North Carolina	Retail	49.0	(1)	46.9	(1)
The Cordelia	Oregon	Apartment	38.9		40.8
1619 Walnut Street	Pennsylvania	Retail	17.3		16.7
Overlook At King Of Prussia	Pennsylvania	Retail	53.5	(1)	55.6	(1)
Warwick Shopping Center	Rhode Island	Retail	12.5		17.8
Columbiana Station	South Carolina	Retail	48.2		47.0
Greene Crossing	South Carolina	Apartment	89.2		81.3
Bellevue Place	Tennessee	Retail	—		8.4
Midway 840	Tennessee	Industrial	70.8		50.9
Pavilion at Turkey Creek	Tennessee	Retail	51.2		51.1
Southside at McEwen	Tennessee	Retail	47.9		48.2
Town and Country	Tennessee	Retail	33.2		30.7
3131 McKinney	Texas	Office	44.4		39.3
Carrington Park	Texas	Apartment	84.3		66.7
Churchill on the Park	Texas	Apartment	84.4		72.3
Cliffs at Barton Creek	Texas	Apartment	56.5		45.6
Dallas Industrial Portfolio	Texas	Industrial	333.0		258.3
Jackson Shaw Forward Portfolio: Centerpoint	Texas	Industrial	29.6		—
Lincoln Centre - Hilton Dallas	Texas	Other	98.1		63.6
Chisolm Trail	Texas	Industrial	5.7		5.2	(8)
Lincoln Centre	Texas	Office	538.7		467.7
The Maroneal	Texas	Apartment	63.5		58.8
Montecito Apartments	Texas	Apartment	53.4		51.6
Northwest Houston Industrial Portfolio	Texas	Industrial	88.3		75.5
Park 10 Distribution Center	Texas	Industrial	14.5		12.0
Park Creek Apartments	Texas	Apartment	54.0		43.1
Phoenician Apartments	Texas	Apartment	55.6		50.5
Pinnacle Industrial Portfolio	Texas	Industrial	87.3		75.5

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Property Name		Property Type	Fair Value at December 31,
	Location		2021		2020
Pinto Business Park	Texas	Industrial	$174.6		$153.8
San Montego Apartments	Texas	Apartment	64.4		55.2
The District on La Frontera	Texas	Apartment	106.6	(1)	72.4	(1)
Vista Station Office Portfolio	Utah	Office	124.5	(1)	116.3	(1)
8270 Greensboro Drive	Virginia	Office	45.2		46.0
Ashford Meadows Apartments	Virginia	Apartment	122.4		107.4
Creeks At Virginia Center	Virginia	Retail	46.7		47.5
The Ellipse at Ballston	Virginia	Office	77.3		79.8
Henley at Kingstowne	Virginia	Apartment	129.2	(1)	107.4	(1)
Plaza America	Virginia	Retail	108.0		103.0
The Palatine	Virginia	Apartment	141.0		125.0	(1)
Circa Green Lake	Washington	Apartment	115.0	(1)	96.0	(1)
Northwest RA Industrial Portfolio	Washington	Industrial	57.9		49.6
Pacific Coast Corporate Park	Washington	Industrial	79.4		66.8
Prescott Wallingford Apartments	Washington	Apartment	86.5		67.4
Rainier Corporate Park	Washington	Industrial	210.9		169.9
Regal Logistics Campus	Washington	Industrial	161.0		132.0
Union - South Lake Union	Washington	Apartment	129.0	(1)	111.0	(1)
1001 Pennsylvania Avenue	Washington, D.C.	Office	811.2	(1)	806.8	(1)
1401 H Street, NW	Washington, D.C.	Office	228.5	(1)	217.1	(1)
1900 K Street, NW	Washington, D.C.	Office	336.0	(1)	338.0	(1)
Mass Court	Washington, D.C.	Apartment	157.2		160.0
The Ashton	Washington, D.C.	Apartment	29.2		30.7
The Louis	Washington, D.C.	Apartment	161.2		160.1
(Cost $14,163.2 and $13,986.3)			$18,903.9		$16,476.7
REAL ESTATE JOINT VENTURES—25.6% and 26.4%

Entity/Property Name	Account Interest		Property Type	Fair Value at December 31,
		Location		2021	2020
TREA GM Industrial Road Owner LLC 150 Industrial Road	98.00%	California	Office	$151.3	$101.2
ARE-San Francisco No 36 LLC 1500 Owens Street	49.90%	California	Office	—	89.8
ARE-San Francisco No 43 LLC 409-499 Illinois Street	40.00%	California	Office	—	242.8
ARE-SD Region No 39 LLC 9625 Towne Centre Drive	49.90%	California	Office	73.8	60.6
TREA Campus Pointe 1, LLC Campus Pointe 1	45.00%	California	Office	221.8	177.3
TREA Campus Pointe 2 & 3, LLC Campus Pointe 2 & 3	45.00%	California	Office(5)	177.4	154.7
ARE SD Region No 47 LLC Campus Pointe 4	45.00%	California	Office	31.3	11.2
TREA Campus Pointe 5, LLC Campus Pointe 5	45.00%	California	Office	64.7	45.0
ARE-SD Regions No 58, LLC Campus Pointe 6	45.00%	California	Office	169.6	130.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Entity/Property Name	Account Interest		Property Type	Fair Value at December 31,
		Location		2021		2020
Colorado Center LP Colorado Center	50.00%	California	Office	$377.3	(2)	$346.4	(2)
TREA JP Venture Fairfield LLC Fairfield Tolenas Development	95.00%	California	Industrial	59.0		26.6
T-C Foundry Square II Venture LLC Foundry Square II	50.10%	California	Office	315.7		307.5
TREA The Forum at Carlsbad Investor Member The Forum at Carlsbad	50.00%	California	Retail	40.9	(2)	—
Valencia Town Center Associates LP Valencia Town Center	50.00%	California	Retail	51.5	(2)	93.0	(2)
TREA Florida Retail, LLC Florida Retail Portfolio	80.00%	Florida	Retail	128.2		155.5
West Dade County Associates Miami International Mall	50.00%	Florida	Retail	84.9	(2)	110.0	(2)
Florida Mall Associates Ltd The Florida Mall	50.00%	Florida	Retail	613.7	(2)	655.8	(2)
TREA MCC3 Investor Member LLC 735 Watkins Mill	50.00%	Maryland	Land	6.5		—
WP Project Developer LLC The Shops at Wisconsin Place	33.33%	Maryland	Retail	15.7		17.2
ARE-MA Region No 34 LLC 225 Binney Street	70.00%	Massachusetts	Office	—		233.6
T-C 501 Boylston Street Venture LLC 501 Boylston	50.10%	Massachusetts	Office	192.2	(2)	195.1	(2)
One Boston Place REIT One Boston Place	50.25%	Massachusetts	Office	265.8		259.3
Fashion Show Holding I LLC Fashion Show	50.00%	Nevada	Retail	557.8	(2)	568.7	(2)
401 West 14th Associates LLC 401 West 14th Street	42.19%	New York	Retail	31.2	(2)	27.1	(2)
440 Ninth Avenue Holdings LLC 440 Ninth Avenue	88.52%	New York	Office	123.1	(2)	133.1	(2)
817 Broadway Holdings LLC 817 Broadway	61.46%	New York	Office	25.2	(2)	26.0	(2)
RGM 42 LLC MiMA	70.00%	New York	Apartments	114.7	(2)	92.2	(2)
MRA Hub 34 Holding LLC The Hub	95.00%	New York	Industrial	82.3	(2)	79.2	(2)
Crescent/TREA 101 North Tryon Venture LLC 101 North Tryon Street	85.00%	North Carolina	Office	47.4	(2)	56.0	(2)
NAP Birkdale, LLC Birkdale Village	93.00%	North Carolina	Retail	127.7	(2)	109.0	(2,9)
TREA The Row at the Stadium Investor Member The Row at the Stadium	98.50%	South Carolina	Apartments	58.7		—
West Town Mall Joint Venture West Town Mall	50.00%	Tennessee	Retail	116.6	(2)	122.9	(2)
Four Oaks Venture LP Four Oaks Place	51.00%	Texas	Office	347.4	(2)	336.2	(2)
FW I-35 Logistics Center LLC I-35 Logistics Center	95.00%	Texas	Industrial	50.6		33.1
TREA 4th and Madison Investor Member LLC Fourth and Madison	51.00%	Washington	Office	164.3	(2)	172.0	(2)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Entity/Property Name	Account Interest		Property Type	Fair Value at December 31,
		Location		2021		2020
Juniper MOB Investment Venture, LLC Juniper MOB Portfolio	50.00%	Various, U.S.A.	Office	$163.2	(3)	$65.4	(3)
TREA SV MOB Investor Member LLC Seavest MOB Portfolio	98.30%	Various, U.S.A.	Office	243.2	(2,3)	—	(2,3)
TREA SH Venture LLC Simpson Housing Portfolio	80.00%	Various, U.S.A.	Apartments	689.2	(2,3)	427.5	(2,3)
THP Student Housing, LLC THP Student Housing Portfolio	97.00%	Various, U.S.A.	Apartments	249.4	(2,3)	188.7	(2,3)
Storage Portfolio I, LLC Storage Portfolio	66.02%	Various, U.S.A.	Storage	161.8	(2,3)	93.6	(2,3)
Storage Portfolio II, LLC Storage Portfolio II	90.00%	Various, U.S.A.	Storage	285.9	(2,3)	131.7	(2,3)
Storage Portfolio III JV LLC Storage Portfolio III	90.00%	Various, U.S.A.	Storage	65.8	(3)	53.3	(3)
TREA Self Storage Investor Member IV LLC Storage Portfolio IV	90.00%	Various, U.S.A.	Storage	389.2	(3)	—
TREA European Investment Holdco LP Castleforbes	51.00%	Foreign	Land	39.9	(10)	—
TOTAL REAL ESTATE JOINT VENTURES (Cost $5,497.9 and $5,021.9)				$7,175.9		$6,128.9

REAL ESTATE FUNDS—2.9% and 1.7%
				Fair Value at December 31,
Fund Name			Account Interest	2021		2020
LCS SHIP Venture I, LLC			90.00%	$230.2		$200.9
Veritas Trophy VI, LLC			90.40%	81.6		54.6
Taconic New York City GP Fund			60.00%	29.8		31.6
SP V - II, LLC			61.80%	102.3		31.3
IDR - Core Property Index Fund, LLC			2.70%	40.6		24.6
Silverpeak NRE FundCo LLC			90.00%	62.9		18.8
Grubb Southeast Real Estate Fund VI, LLC			66.67%	34.5		18.0
JCR Capital - REA Preferred Equity Parallel Fund			31.10%	25.5		7.2
Townsend Group Value-Add Fund			99.00%	114.8		5.8
Flagler-REA Healthcare Properties Partnership			90.00%	26.5		0.4
Silverpeak NRE FundCo II LLC			90.00%	62.8		—
TOTAL REAL ESTATE FUNDS (Cost $692.9 and $373.3)				$811.5		$393.2

REAL ESTATE OPERATING BUSINESS—1.2% and 1.1%
				Fair Value at December 31,
Fund Name			Account Interest	2021		2020
Colony Zeus Partners LP			34.70%	$326.3		$250.0
TOTAL REAL ESTATE OPERATING BUSINESS (Cost $251.6 and $250.2)				$326.3		$250.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—7.9% and 3.2%
U.S. GOVERNMENT AGENCY NOTES—3.1% and 0.7%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2021	2020				2021	2020
$—	$43.0	Farmer Mac Discount Notes	0.101%	10/29/2021	$—	$43.0
4.0	—	Farmer Mac Discount Notes	0.010%	1/3/2022	4.0	—
47.5	—	Farmer Mac Discount Notes	0.005%-1.752%	2/28/2022	47.5	—
25.0	—	Federal Farm Credit Discount Notes	0.050%	2/16/2022	25.0	—
13.9	—	Federal Farm Credit Discount Notes	0.030%	2/25/2022	13.9	—
12.5	—	Federal Farm Credit Discount Notes	0.040%	3/1/2022	12.5	—
35.0	—	Federal Farm Credit Discount Notes	0.040%	3/17/2022	35.0	—
25.0	—	Federal Farm Credit Discount Notes	0.051%	4/8/2022	25.0	—
20.0	—	Federal Farm Credit Discount Notes	0.070%	5/11/2022	20.0	—
8.0	—	Federal Farm Credit Discount Notes	0.071%	5/23/2022	8.0	—
—	24.0	Federal Home Loan Bank Discount Notes	0.086%	5/19/2021	—	24.0
—	65.0	Federal Home Loan Bank Discount Notes	0.091%	5/26/2021	—	65.0
—	10.0	Federal Home Loan Bank Discount Notes	1.734%	11/19/2021	—	10.0
—	15.0	Federal Home Loan Bank Discount Notes	1.700%	12/20/2021	—	15.0
13.0	—	Federal Home Loan Bank Discount Notes	0.010%	1/3/2022	13.0	—
28.5	—	Federal Home Loan Bank Discount Notes	0.010%	1/4/2022	28.5	—
123.3	—	Federal Home Loan Bank Discount Notes	0.005%-0.049%	1/5/2022	123.3	—
54.8	—	Federal Home Loan Bank Discount Notes	0.041%-0.046%	1/10/2022	54.8	—
25.0	—	Federal Home Loan Bank Discount Notes	0.005%-0.041%	1/12/2022	25.0	—
30.0	—	Federal Home Loan Bank Discount Notes	0.050%	1/20/2022	30.0	—
11.0	—	Federal Home Loan Bank Discount Notes	0.040%	1/21/2022	11.0	—
38.0	—	Federal Home Loan Bank Discount Notes	0.010%	1/28/2022	38.0	—
20.0	—	Federal Home Loan Bank Discount Notes	0.050%	2/4/2022	20.0	—
20.4	—	Federal Home Loan Bank Discount Notes	0.035%-0.050%	2/9/2022	20.4	—
6.3	—	Federal Home Loan Bank Discount Notes	0.020%-0.045%	2/16/2022	6.3	—
134.2	—	Federal Home Loan Bank Discount Notes	0.020%-0.051%	2/18/2022	134.2	—
25.1	—	Federal Home Loan Bank Discount Notes	0.050%	2/22/2022	25.1	—
50.0	—	Federal Home Loan Bank Discount Notes	0.050%	2/23/2022	50.0	—
50.0	—	Federal Home Loan Bank Discount Notes	0.040%	3/9/2022	50.0	—
28.0	—	Federal Home Loan Bank Discount Notes	0.051%-0.054%	4/1/2022	28.0	—
15.6	—	Federal Home Loan Bank Discount Notes	0.060%	4/8/2022	15.6	—
TOTAL U.S. GOVERNMENT AGENCY NOTES (Cost $864.1 and $157.0)					$864.1	$157.0
FOREIGN GOVERNMENT AGENCY NOTES—0.0% and 0.0%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2021	2020				2021	2020
$2.5	$—	Kommuninvest I Sverige	0.550%	7/5/2023	$2.5	$—
2.1	—	Japan Bank for International Cooperation	0.530%	4/15/2024	2.1	—
3.1	—	Swedish Export Credit	0.680%	10/7/2024	3.0	—
TOTAL FOREIGN GOVERNMENT AGENCY NOTES (Cost $7.7 and $0.0)					$7.6	$—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

UNITED STATES TREASURY SECURITIES—2.8% and 2.5%

Principal		Issuer	Yield(4)	Maturity Date	Fair Value at December 31,
2021	2020				2021	2020
$—	$24.1	United States Treasury Bills	0.071%	1/19/2021	$—	$24.1
—	84.0	United States Treasury Bills	0.091%	1/21/2021	—	84.0
—	100.0	United States Treasury Bills	0.094%	1/28/2021	—	100.0
—	50.0	United States Treasury Bills	0.091%	2/23/2021	—	50.0
—	47.8	United States Treasury Bills	0.092%	3/2/2021	—	47.8
—	80.0	United States Treasury Bills	0.092%	3/11/2021	—	79.9
10.5	—	United States Treasury Bills	0.020%	1/6/2022	10.4	—
25.0	—	United States Treasury Bills	0.010%	2/17/2022	25.0	—
49.9	—	United States Treasury Bills	0.080%	4/30/2022	49.9	—
50.0	—	United States Treasury Bills	0.150%	6/23/2022	50.0	—
20.0	—	United States Treasury Bills	0.120%	10/6/2022	20.0	—
105.0	—	United States Treasury Bills	0.155%-0.168%	3/31/2023	104.5	—
25.0	—	United States Treasury Bills	0.160%	4/30/2023	24.9	—
20.0	—	United States Treasury Bills	0.160%	5/31/2023	19.9	—
208.9	—	United States Treasury Bills	0.238%-0.270%	6/30/2023	207.9	—
20.0	—	United States Treasury Bills	0.200%	7/31/2023	19.8	—
69.9	—	United States Treasury Bills	0.218%-0.220%	8/31/2023	69.4	—
25.0	—	United States Treasury Bills	0.360%	4/15/2024	24.7	—
24.9	—	United States Treasury Bills	0.370%	5/15/2024	24.7	—
49.8	—	United States Treasury Bills	0.391%-0.474%	6/15/2024	49.3	—
34.9	—	United States Treasury Bills	0.446%-0.463%	7/15/2024	34.6	—
49.9	—	United States Treasury Bills	0.450%	9/15/2024	49.3	—
—	5.0	United States Treasury Cash Management Bill	0.010%	1/5/2021	—	5.0
—	56.5	United States Treasury Cash Management Bill	0.108%	1/12/2021	—	56.5
—	85.0	United States Treasury Cash Management Bill	0.086%	3/9/2021	—	85.0
—	50.0	United States Treasury Cash Management Bill	0.096%	4/13/2021	—	50.0
TOTAL UNITED STATES TREASURY SECURITIES (Cost $788.7 and $582.3)					$784.3	$582.3
CORPORATE BOND SECURITIES—2.0% and 0.0%

Principal		Issuer	Coupon Rate	Credit Rating(7)	Maturity Date	Fair Value at December 31,
2021	2020					2021	2020
$3.2	$—	Abbvie, Inc.	0.660%	BBB+	11/14/2023	$3.1	$—
10.5	—	Abbvie, Inc.	0.870%-0.969%	BBB+	11/21/2024	10.4	—
4.9	—	American Express Credit Account	0.290%	AAA	10/15/2025	4.9	—
3.9	—	American Express Credit Account	0.930%	NR	11/15/2026	3.9	—
5.7	—	AmeriCredit Automobile Receivables Trust	0.780%	NR	8/18/2026	5.6	—
2.7	—	AmeriCredit Automobile Receivables Trust	0.550%	AAA	12/18/2026	2.6	—
3.2	—	American Honda Finance	0.600%	A-	10/10/2023	3.1	—
5.0	—	American Honda Finance	0.790%	A-	8/9/2024	4.9	—
5.0	—	Astrazeneca Finance, LLC	0.720%	A-	5/28/2024	5.0	—
4.0	—	Banco Santander	0.710%	A+	6/30/2024	4.0	—
15.4	—	Bank of America Corporation	0.517%-0.613%	A-	12/20/2023	15.3	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Coupon Rate	Credit Rating(7)	Maturity Date	Fair Value at December 31,
2021	2020					2021	2020
$3.0	$—	Bank of America Corporation	0.600%	A-	5/28/2024	$3.0	$—
2.2	—	Bank of America Corporation	1.180%	BBB+	8/26/2024	2.1	—
1.0	—	Bank of America Credit Card Trust	0.450%	AAA	9/15/2026	1.0	—
5.0	—	Bank of Montreal	0.450%	A-	9/15/2023	5.0	—
5.0	—	Bank of Montreal	0.520%	A-	12/8/2023	5.0	—
5.0	—	Bank of Montreal	0.690%	A-	7/9/2024	4.9	—
3.0	—	Bank of New York Mellon Corporation	0.550%	A	4/26/2024	3.0	—
3.0	—	Bank of Nova Scotia	0.720%	A-	4/15/2024	3.0	—
5.0	—	Bank of Nova Scotia	0.450%	A-	9/15/2023	5.0	—
2.4	—	BOC Aviation USA Corporation	1.750%	A-	4/29/2024	2.4	—
4.9	—	Barclays Dryrock Issuance	0.650%	AAA	7/15/2027	4.8	—
5.0	—	Baxter International, Inc.	1.340%	BBB	11/29/2024	5.0	—
5.0	—	Canadian Imperial Bank	0.610%	BBB+	12/14/2023	4.9	—
6.0	—	Canadian Pacific Railway	1.410%	BBB+	12/2/2024	6.0	—
4.9	—	Capital One Multi Asset	0.190%	AAA	8/15/2024	4.9	—
5.0	—	Carmax Auto	0.770%	AAA	6/15/2026	5.0	—
2.4	—	Carmax Auto	0.580%	AAA	9/15/2026	2.3	—
5.0	—	Carmax Auto Owner Trust	0.530%	AAA	2/17/2026	5.0	—
8.2	—	Carvana Auto Receivables Trust	1.330%	AAA	1/11/2027	8.2	—
3.1	—	Cigna Corporation	0.540%	A-	7/15/2023	3.1	—
13.0	—	Citigroup Inc.	0.709%-0.868%	BBB+	10/30/2024	12.9	—
2.1	—	CNH Equipment Trust	0.460%	AAA	8/17/2026	2.1	—
3.3	—	CNH Equipment Trust	0.830%	AAA	12/15/2026	3.3	—
5.3	—	Credit Agricole London	1.060%	A-	10/4/2024	5.2	—
5.0	—	Credit Suisse New York	0.530%	A+	8/9/2023	5.0	—
5.0	—	Discover Card Execution Note Trust	0.610%	AAA	9/15/2026	4.9	—
7.8	—	DTE Energy Corporation	0.914%-0.918%	BBB	10/1/2024	7.7	—
3.5	—	Enbridge, Inc.	0.590%	BBB+	10/4/2023	3.5	—
5.0	—	Equitable Financial Life	0.830%	A+	8/12/2024	4.9	—
5.0	—	European Investment Bank	0.500%	AAA	7/24/2024	4.9	—
4.9	—	Eversource Energy	0.980%	BBB+	10/1/2024	4.8	—
5.0	—	Fed Caisses Desjardins	0.730%	A-	5/21/2024	4.9	—
5.0	—	Ford Credit Auto	0.680%	AAA	10/15/2024	5.0	—
5.0	—	Ford Credit Auto	0.670%	AAA	12/15/2024	4.9	—
2.1	—	GM Financial Automobile	0.680%	AAA	5/20/2025	2.1	—
2.2	—	GM Financial	0.490%	AAA	6/16/2026	2.2	—
1.8	—	GM Financial	0.700%	AAA	9/16/2026	1.8	—
3.0	—	Goldman Sachs Group, Inc.	1.230%	BBB+	12/6/2023	3.0	—
2.1	—	Goldman Sachs Group, Inc.	0.820%	BBB+	2/20/2024	2.1	—
5.0	—	Goldman Sachs Group, Inc.	0.710%	BBB+	3/8/2024	5.0	—
8.5	—	Goldman Sachs Group, Inc.	0.666%-0.725%	BBB+	9/10/2024	8.4	—
5.0	—	Goldman Sachs Group, Inc.	0.940%	BBB+	10/21/2024	5.0	—
4.9	—	Honda Auto	0.340%	AAA	8/15/2025	4.9	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Coupon Rate	Credit Rating(7)	Maturity Date	Fair Value at December 31,
2021	2020					2021	2020
$3.5	$—	Honda Auto	0.420%	AAA	11/18/2025	$3.5	$—
2.5	—	Honda Auto Receivables Owner Trust	0.900%	AAA	1/21/2026	2.5	—
3.3	—	HSBC Holdings PLC	0.750%	A-	8/17/2024	3.3	—
2.2	—	Hyundai Auto	0.390%	AAA	9/15/2025	2.2	—
3.0	—	Hyundai Capital America	0.910%	BBB+	6/14/2024	2.9	—
3.0	—	Hyundai Capital America	1.090%	BBB+	9/17/2024	2.9	—
10.6	—	Ing Groep Nv	0.634%-0.729%	A-	10/2/2023	10.5	—
3.9	—	John Deere Owner Trust	0.540%	AAA	3/16/2026	3.9	—
5.3	—	Jpmorgan Chase & Co.	0.750%	A-	12/5/2024	5.3	—
5.0	—	Jpmorgan Chase & Co.	0.560%	A-	3/16/2024	5.0	—
10.0	—	KFW	0.530%	AAA	9/20/2024	9.9	—
1.3	—	Kia Corporation	1.120%	BBB+	4/16/2024	1.3	—
3.2	—	Marathon Petroleum Corporation	0.980%	BBB	9/15/2024	3.2	—
5.0	—	Met Life Glob Funding I	0.600%	AA-	6/7/2024	4.9	—
5.0	—	Mondelez Intl Hldings Ne	0.830%	BBB	9/24/2024	4.9	—
5.2	—	Morgan Stanley	0.700%	BBB	5/22/2023	5.2	—
5.0	—	Morgan Stanley	0.550%	BBB+	1/25/2024	5.0	—
1.7	—	Morgan Stanley	0.740%	BBB+	4/5/2024	1.7	—
5.0	—	Morgan Stanley	0.740%	BBB+	1/22/2025	4.9	—
7.0	—	National Rural Utilities Cooperative	1.050%	A-	10/18/2024	6.9	—
0.8	—	Natwest Markets PLC	0.880%	A-	8/12/2024	0.8	—
5.0	—	NBN Co. Ltd.	1.000%	AA	10/8/2024	4.9	—
3.0	—	New York Life Global Funding	0.580%	AA+	4/26/2024	3.0	—
5.0	—	Nextera Energy Capital	0.510%	BBB+	3/1/2023	5.0	—
8.8	—	Niagara Mohawk Power	1.020%	BBB+	10/1/2024	8.7	—
13.7	—	Oracle Corporation	0.834%-0.887%	BBB+	11/15/2024	13.5	—
3.0	—	Phillips 66	0.810%	BBB+	2/15/2024	3.0	—
2.0	—	Pioneer Natural Resource	0.560%	BBB	5/15/2023	2.0	—
5.0	—	Principal Lfe Glb Fnd Ii	0.790%	A+	8/23/2024	4.9	—
5.0	—	Protective Life	0.800%	AA-	7/5/2024	4.9	—
5.7	—	Raytheon Tech Corporation	0.580%	A-	12/15/2023	5.6	—
5.0	—	Royal Bank of Canada	0.690%	A	7/29/2024	4.9	—
10.0	—	Salesforce.Com, Inc.	0.660%	A+	7/15/2024	9.9	—
2.9	—	Santander Drive Auto	0.350%	AAA	2/18/2025	2.9	—
3.2	—	Santander Drive Auto	0.340%	AAA	3/17/2025	3.2	—
2.9	—	Santander Drive Auto Receivable	0.520%	AAA	8/15/2025	2.9	—
8.3	—	Shell International Fin	0.682%-0.753%	A+	11/7/2024	8.2	—
5.2	—	Societe Generale	1.270%	BBB	10/16/2024	5.1	—
5.3	—	Sumitomo Mitsui Finl Grp	0.630%	A-	10/16/2023	5.3	—
5.2	—	Sumitomo Mitsui Finl Grp	0.920%	A-	9/27/2024	5.1	—
10.0	—	Swedish Export Credit	0.600%	NR	11/10/2023	9.9	—
8.0	—	Thermo Fisher Scientific	1.230%	BBB+	10/18/2024	8.0	—
5.0	—	Toronto Dominion Bank	0.750%	A	9/10/2024	4.9	—
5.0	—	Toyota Auto	0.620%	AAA	11/17/2025	5.0	—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Coupon Rate	Credit Rating(7)	Maturity Date	Fair Value at December 31,
2021	2020					2021	2020
$4.2	$—	Toyota Auto	0.440%	AAA	1/15/2026	$4.2	$—
3.6	—	Trane Technologies Lux	0.980%	BBB	11/1/2024	3.6	—
5.0	—	UBS AG London	0.730%	A+	8/9/2024	4.9	—
5.0	—	Unilever Capital Corporation	0.640%	A+	8/12/2024	5.0	—
5.0	—	UnitedHealth Group, Inc.	0.600%	A+	5/15/2024	5.0	—
4.4	—	Verizon Master Trust	0.870%	AAA	5/20/2027	4.5	—
5.3	—	Verizon Communications	1.040%	BBB+	11/1/2024	5.3	—
3.8	—	Verizon Master Trust	1.010%	AAA	4/20/2028	3.8	—
6.5	—	Volkswagen Auto Loan Enhanced	1.030%	AAA	6/22/2026	6.5	—
11.5	—	Volkswagen Group America	0.958%-1.046%	BBB+	9/26/2024	11.3	—
3.0	—	Volkswagen Group America	0.700%	BBB+	11/22/2023	3.0	—
5.0	—	Wec Energy Group, Inc.	0.790%	BBB+	3/15/2024	4.9	—
2.5	—	World Omni Auto	0.430%	AAA	6/15/2026	2.5	—
3.0	—	World Omni Auto	0.450%	AAA	8/17/2026	3.0	—
5.0	—	World Omni Automobile	0.430%	AAA	8/15/2024	5.0	—
2.9	—	World Omni Auto Receivables Trust	0.830%	AAA	10/15/2026	2.9	—
TOTAL CORPORATE BOND SECURITIES (Cost $556.5 and $0.0)						$551.8	$—
LOANS RECEIVABLE—5.1% and 6.4%

Principal					Maturity Date	Fair Value at December 31,
2021	2020	Borrower	Property Type	Interest Rate(6)		2021	2020
$54.7	$54.3	SCG Oakland Portfolio	Office	4.25% + LIBOR	3/1/2022	$54.4	$54.3
92.9	89.7	311 South Wacker Mezzanine	Office	4.70% + LIBOR	6/7/2022	92.2	86.5
60.0	60.0	River North Point Junior Mezzanine	Office	4.30% + LIBOR	7/9/2021	60.0	59.2
41.7	68.6	Blackstone RioCan Retail Portfolio Mezzanine	Retail	4.65% + LIBOR	6/9/2022	40.6	66.5
60.0	60.0	SoNo Collection Mezzanine	Retail	6.75% + LIBOR	8/6/2021	60.0	60.0
98.7	124.7	Project Glacier Mezzanine	Industrial	4.40% + LIBOR	10/9/2022	98.7	124.7
17.1	16.7	Liberty Park Mezzanine	Office	6.080%	11/9/2021	17.0	16.6
—	125.0	State Street Financial Center Mezzanine	Office	6.500%	11/10/2021	—	122.0
—	20.0	Modera Observatory Park Mezzanine	Apartments	4.34% + LIBOR	6/10/2022	—	19.7
68.6	68.3	San Diego Office Portfolio Mezzanine & Senior Loan	Office	2.45% + LIBOR	8/9/2022	68.6	67.7
—	20.8	Rosemont Towson Mezzanine	Apartments	4.15% + LIBOR	9/9/2022	—	20.7
125.3	135.2	Colony New England Hotel Portfolio Mezzanine & Senior Loan	Hotel	2.80% + LIBOR	11/9/2022	125.3	129.9
33.9	135.5	Exo Apartments Mezzanine	Apartments	2.30% + LIBOR	1/9/2023	33.9	134.9
14.1	13.4	Five Oak Mezzanine	Office	2.35% + LIBOR	4/9/2023	14.1	13.4
30.6	30.6	1330 Broadway Mezzanine	Office	5.01% + LIBOR	8/10/2023	30.6	30.2
—	82.0	Great Value Storage Portfolio Mezzanine	Storage	7.875%	12/6/2023	—	73.8
85.0	85.0	Park Avenue Tower Mezzanine	Office	4.35% + LIBOR	3/9/2024	84.1	85.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal					Maturity Date	Fair Value at December 31,
2021	2020	Borrower	Property Type	Interest Rate(6)		2021	2020
$62.6	$69.6	BREP VIII Industrial Loan Facility Mezzanine	Industrial	5.00% + LIBOR	3/9/2026	$62.6	$69.6
20.0	20.0	Aspen Lake Office Portfolio Mezzanine	Office	8.250%	3/10/2028	20.0	20.0
95.0	95.0	Merritt on the River Office Portfolio Mezzanine	Office	8.000%	8/1/2028	87.9	87.0
100.0	100.0	Charles River Plaza North Mezzanine	Office	6.080%	4/6/2029	100.0	100.0
53.0	53.0	Sol y Luna Mezzanine	Apartments	6.550%	1/6/2030	51.6	51.5
45.7	—	5 Points Towers	Apartments	5.50% + LIBOR	3/9/2024	45.7	—
53.0	—	The Stratum	Office	3.15% + LIBOR	5/9/2024	53.0	—
66.9	—	Spring House Innovation Park	Office	3.15% + LIBOR	7/9/2024	66.9	—
88.0	—	Reserve at Chino Hills	Apartments	2.40% + LIBOR	8/9/2025	88.0	—
67.5	—	Sixth & Main	Office	3.85% + LIBOR	11/9/2025	67.5	—
TOTAL LOANS RECEIVABLE (Cost $1,434.3 and $1,527.6)						$1,422.7	$1,493.2

LOANS RECEIVABLE WITH RELATED PARTIES—0.2% and 0.3%

Principal					Maturity Date	Fair Value at December 31,
2021	2020	Borrower	Property Type	Interest Rate(6)		2021	2020
$36.5	$36.5	MRA Hub 34 Holding, LLC	Office	2.50% + LIBOR	9/1/2022	$36.5	$36.5
0.5	—	MRA 34 LLC	Office	3.75 + LIBOR	8/26/2022	0.5	—
32.8	32.8	THP Student Housing, LLC	Apartments	3.200%	9/1/2024	32.9	32.9
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES (Cost $69.8 and $69.3)						$69.9	$69.4
TOTAL INVESTMENTS (Cost $24,326.7 and $21,967.9)						$30,918.0	$25,550.7
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
(7)Credit ratings are sourced from Standard & Poor's ("S&P"), Moody's or Fitch. Ratings are presented using the S&P rating tier definition. (NR designation represents "Not Rated").
(8)Property previously held within Colony Industrial Portfolio.
(9)On November 19, 2020, the Account sold 7% of its ownership in Birkdale Village, retaining a 93% ownership in TREA NAP Birkdale Village LLC, a joint venture with North American Properties.
(10)Property is located outside of the United States.

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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act, under the supervision and with the participation of our PEO and PFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon management’s review, the PEO and the PFO concluded with reasonable assurance that the registrant’s disclosure controls and procedures were effective as of December 31, 2021.
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
Management has made a comprehensive review, evaluation, and assessment of the Account’s internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management has concluded that as of December 31, 2021, the Account’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTION
Not applicable.

PART III

ITEMS 10 AND 11. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT; EXECUTIVE COMPENSATION.
The TIAA Real Estate Account has no officers or directors. Rather, TIAA officers, under the direction and control of the Board, manage the investment of the Account's assets, following investment management procedures that TIAA has adopted for the Account. No TIAA Trustee or executive officer receives compensation from the Account. The Trustees and certain executive officers of TIAA as of March 1, 2022, their years of birth and their principal occupations during at least the past five years, are as follows:
Trustees
James R. Chambers (Chairman of the TIAA Board of Trustees), YOB: 1957
Director, President and Chief Executive Officer (2013 to 2016), and Special Advisor, Board (2016), Weight Watchers International, Inc. Chairman (2018 to present). Director (2012 to present), Big Lots, Inc. Investment Committee Member (2021 to present), Atlantic Health Systems.
Samuel R. Bright, YOB: 1984
Chief Product and Experience Officer, Upwork (2020 to present). Vice President, General Manager – Verticals (2019 to 2020); Vice President, Soft Goods (2018 to 2019); Senior Director, Art & Collectibles (2016 to 2018); and a series of other M&A and Strategic Partnership roles (2012 to 2016), eBay. President and Board Member of certain Upwork subsidiaries (2020 to present). Advisory Council Member, Smithsonian National Postal Museum (2019 to present). Board Member, Benetech (2016 to 2021).
Jason E. Brown, YOB: 1978
CEO, MRO Corp. (2022 to present). CEO, Discovery Health Partners (2018 to 2022). President, Evolent Health (2014 to 2018). Board Member, YMCA Chicago.
Jeffrey R. Brown, YOB: 1968
Josef and Margot Lakonishok Professor of Business and Dean of the Gies College of Business at the University of Illinois at Urbana-Champaign (2015 to present). Chair (2019 to present) and Member (2016 to present), Board of Managers of Illinois Global Gateway, LLC. Member, Board of Managers of University of Illinois Research Park (2019 to present). Board Member, Center for Audit Quality (2016 to present). Member, Carle Foundation Finance Committee (2020 to present).
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
Gina L. Loften, YOB: 1965
Chief Technology Officer for the US at Microsoft Corporation (2019 to 2021). Chief Technology Officer for IBM North American Consulting Services (2018 to 2019), Chief Innovation Officer for IBM (2015 to 2018). Board Member, TTEC (2021 to present). Director, Thoughtworks (2021 to present). Board Member, Foursquare (2021 to present). Board Member, Modernizing Medicine (2021 to present). Board Member, Museum of Life and Science (2018 to present). Board Member, NC School of Science and Mathematics Foundation (2021 to present). Advisory Board Member, North Carolina Agricultural and Technical State University Foundation (2021 to present). Board Member, DECODE (2021 to present).

La June Montgomery Tabron, YOB: 1962
President and CEO of the W.K. Kellogg Foundation (2014 to present). Board Member, Kellogg Company, Chair of the W.K. Kellogg Trust (2014 to present). Board Member, Bronson Healthcare Group (2011 to present), and Detroit Regional Partnership (2019 to present).
Maureen O’Hara, YOB: 1953
R.W. Purcell Professor of Finance, Johnson Graduate School of Management, Cornell University (1992 to present), where she has taught since 1979. Professor of Finance, University of Technology Sydney (2016 to 2018). Director, National Bureau of Economic Research (2021 to present). Executive Advisor, Symbiont (2015 to present). Executive Advisor, Ava Labs, Inc. (2019 to present). Executive Advisor, BMLL Technologies (2022 to present).
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
Kim M. Sharan, YOB: 1957
Founder and CEO, Kim M. Sharan, LLC (2014 to present). Consultant, The Council (2021 to present). Partner, Connective Partners (2022 to present). President of Financial Planning and Wealth Strategies and Chief Marketing Officer, Ameriprise Financial (2005 to 2014). Board Member, PartnerHere (2014 to present). Executive Advisor, Own the Room (2016 to present). Executive Advisor, Hearsay Social (2019 to 2021). Executive Advisor, Girls, Inc. (2020 to present). Executive Advisor, Yext (2016 to 2018 and 2021 to present). Executive Advisor, Vera Health (2021 to present). Member, Council for Economic Education (2021 to present). Director, TIAA, FSB (a wholly owned subsidiary of TIAA) (2020 to present).
Marta Tienda, YOB: 1950
Professor Emeritus (2021 to present), Maurice P. During ’22 Professor in Demographic Studies (1999 to 2021) and Professor of Sociology and Public Affairs (1997 to 1999), Princeton University. President, American Academy of Political and Social Science (2021 to present). Director, Robin Hood Foundation (2017 to present). Trustee (2004 to 2021), Board Chair (2017 to 2021), Alfred P. Sloan Foundation. Trustee, Urban Institute (2019 to present). Director, Holdsworth Center (2019 to present).
Officer—Trustees
Thasunda Brown Duckett, YOB: 1973
President and Chief Executive Officer of TIAA (effective as of May 1, 2021).
Prior positions: Chief Executive Officer, Consumer Banking (2016-2021) and Chief Executive Officer, Chase Auto Finance (2013-2016) at JPMorgan Chase & Co.
Other TIAA Executive Officers
Colbert Narcisse, YOB: 1965
Senior Executive Vice President, Chief Product and Business Development Officer, TIAA; Manager, TIAA-CREF Individual & Institutional Services, LLC. Prior Positions: Executive Vice President, National Wealth Advisory Services; Senior Managing Director, National Wealth Advisory Services, TIAA. Managing Director and the Head of International Wealth Management at Morgan Stanley (2017-2019).

Christine E. Dugan, YOB: 1963
Executive Vice President and Product General Manager – Institutional Lifetime Income, TIAA. Prior positions: Senior Vice President, Chief Actuary, TIAA. U.S. Life M&A Leader at Willis Towers Watson (2016-2018).
Austin P. Wachter, YOB: 1974
Executive Vice President, Chief Accounting Officer and Corporate Controller, TIAA; Executive Vice President, Chief Accounting Officer and Corporate Controller, CREF. Prior positions: Senior Managing Director, Controller, Nuveen; Senior Managing Director, Nuveen Controller, CREF; Managing Director, Nuveen Controller, CREF; Vice President, Funds Treasurer TGAM Controller, TIAA; Vice President, Funds Treasurer, TIAA.
Portfolio Management Team
Randy Giraldo, YOB: 1975
Managing Director, Portfolio Manager, Head of TIAA Real Estate Account, TIAA. Prior position: Managing Director, TIAA.
Audit Committee Financial Expert
On February 17, 2022, the Board of Trustees of TIAA determined that Jeffrey R. Brown, Lisa W. Hess, La June Montgomery Tabron and Maureen O’Hara qualify as Audit Committee Financial Experts. Each such Trustee is independent (as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934) and has not accepted, directly or indirectly, any consulting, advisory or other compensatory fee from TIAA, other than in his or her capacity as Trustee.
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
Liquidity Guarantee. If the Account’s liquid assets and its cash flow from operating activities and participant transactions are insufficient to fund redemption requests, the TIAA general account has agreed to purchase liquidity units. TIAA thereby guarantees that a participant can redeem accumulation units at their net asset value next determined. For the year ended December 31, 2021, the Account expensed $69.1 million for this liquidity guarantee from TIAA through a daily deduction from the net assets of the Account.
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

For the year ended December 31, 2021, the Account expensed $62.4 million for investment management services and $1.3 million for mortality and expense risks provided/borne by TIAA. For the same period, the Account expensed $77.3 million for administrative and distribution services provided by TIAA and Services.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PricewaterhouseCoopers LLP (“PwC”) performs independent audits of the registrant’s consolidated financial statements. To maintain auditor independence and avoid even the appearance of conflicts of interest, the registrant, as a policy, does not engage PwC for management advisory or consulting services.
Audit Fees. PwC’s fees for professional services rendered for the audits of the registrant’s annual consolidated financial statements for the years ended December 31, 2021 and 2020 and review of consolidated financial statements included in the registrant’s quarterly reports were $1,190,052 and $1,181,332 respectively.
Audit-Related Fees. The registrant had no audit-related services for the years ended December 31, 2021 and 2020.
Tax Fees. PwC had no tax fees with respect to registrant for the years ended December 31, 2021 and 2020.
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

	(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate[17]
(L)
(1) Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Annuity Contract [18]
(2) Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Plus Annuity Contract [18]

	(M)	Form of Retirement Plan Loan Endorsement to Group Retirement Annuity Certificate[19]
	(N)	Form of Retirement Plan Loan Endorsement to Retirement Annuity Contract[20]
	(O)	Form of Retirement Plan Loan Endorsement to Supplemental Retirement Annuity Contract[21]
	(P)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[22]
	(Q)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[23]
(10)	(A)	Engagement Letter Agreement with Independent Fiduciary, dated February 10, 2022, between TIAA, on behalf of the Registrant, and SitusAMC Real Estate Valuation Services, LLC[12]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.[8]
(21)		Subsidiaries of the Registrant
(14)		Code of Conduct of TIAA*
(31)		Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications*
(32)		Section 1350 Certifications*
(101)		The following financial information from the annual report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Assets and Liabilities, (ii) the Statements of Operations, (iii) the Statements of Changes in Net Assets, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements. Any other required schedule has been omitted because the schedule is not applicable to the registrant.**
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
(12)Previously filed and incorporated by reference to Exhibit 10.1 to the Account's Current Report on Form 8-K, filed with the Commission on February 16, 2022 (File No. 33-92990).
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
(19)Previously filed and incorporated by reference to Exhibit 4(M) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 11, 2021 (File No. 33-92990).
(20)Previously filed and incorporated by reference to Exhibit 4(N) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 11, 2021 (File No. 33-92990).
(21)Previously filed and incorporated by reference to Exhibit 4(O) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 11, 2021 (File No. 33-92990).
(22)Previously filed and incorporated by reference to Exhibit 4(P) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 11, 2021 (File No. 33-92990).
(23)Previously filed and incorporated by reference to Exhibit 4(Q) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 11, 2021 (File No. 33-92990).
ITEM 16. FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 10th day of March, 2022.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

March 10, 2022		/s/ Christine E. Dugan
Christine E. Dugan
Executive Vice President and Product General Manager –Institutional Lifetime Income, Teachers Insurance and Annuity Association of America (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THASUNDA BROWN DUCKETT	President and Chief Executive Officer of Teachers Insurance and Annuity Association of America and Trustee	March 10, 2022
/s/ CHRISTINE E. DUGAN	Executive Vice President and Product General Manager –Institutional Lifetime Income, Teachers Insurance and Annuity Association of America (Principal Executive Officer)	March 10, 2022
/s/ AUSTIN P. WACHTER	Executive Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)	March 10, 2022
/s/ JAMES R. CHAMBERS	Chairman of the Board of Trustees	March 10, 2022
/s/ SAMUEL R. BRIGHT	Trustee	March 10, 2022
/s/ JASON E. BROWN	Trustee	March 10, 2022
/s/ JEFFREY R. BROWN	Trustee	March 10, 2022
/s/ LISA W. HESS	Trustee	March 10, 2022
/s/ EDWARD M. HUNDERT, M.D.	Trustee	March 10, 2022
/s/ GINA L. LOFTEN	Trustee	March 10, 2022
/s/ LA JUNE MONTGOMERY TABRON	Trustee	March 10, 2022
/s/ MAUREEN O’HARA	Trustee	March 10, 2022
/s/ DONALD K. PETERSON	Trustee	March 10, 2022
/s/ DOROTHY K. ROBINSON	Trustee	March 10, 2022
/s/ KIM M. SHARAN	Trustee	March 10, 2022
/s/ MARTA TIENDA	Trustee	March 10, 2022

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT
Because the Registrant has no voting securities, nor its own management or board of directors, no annual report or proxy materials will be sent to contract owners holding interests in the Account.