Form 10-Q
period 2022-03-31
TIAA REAL ESTATE ACCOUNT
filed 2022-05-06
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022.
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
Yes ☐  No ☒

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)
(In millions, except per accumulation unit amounts)

	March 31,	December 31,
	2022	2021

ASSETS
Investments, at fair value:
Real estate properties (cost: $14,226.1 and $14,163.2)	$20,179.1	$18,903.9
Real estate joint ventures (cost: $5,505.6 and $5,497.9)	7,253.3	7,175.9
Real estate funds (cost: $696.7 and $692.9)	805.8	811.5
Real estate operating business (cost: $352.5 and $251.6)	487.6	326.3
Marketable securities (cost: $2,579.1 and $2,217.0)	2,541.2	2,207.8
Loans receivable (principal: $1,270.0 and $1,434.3)	1,259.3	1,422.7
Loans receivable with related parties (principal: $69.8 and $69.8)	69.9	69.9
Total investments (cost: $24,699.8 and $24,326.7)	$32,596.2	$30,918.0
Cash and cash equivalents	34.9	21.2
Due from investment manager	9.2	9.9
Receivable for securities sold	4.8	—
Other	304.7	327.3
TOTAL ASSETS	$32,949.8	$31,276.4
LIABILITIES
Loans payable, at fair value (principal outstanding: $2,323.8 and $2,362.6)	2,338.0	2,380.5
Line of credit, at fair value	500.0	500.0
Accrued real estate property expenses	257.5	287.6
Payable for securities purchased	45.0	—
Other	38.3	36.3
TOTAL LIABILITIES	$3,178.8	$3,204.4
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	29,141.9	27,476.0
Annuity Fund	629.1	596.0
TOTAL NET ASSETS	$29,771.0	$28,072.0
NUMBER OF ACCUMULATION UNITS OUTSTANDING	53.7	53.4
NET ASSET VALUE, PER ACCUMULATION UNIT	$542.752	$514.765

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
INVESTMENT INCOME
Real estate income, net:
Rental income	$303.7	$288.8
Real estate property level expenses and taxes:
Operating expenses	73.6	69.0
Real estate taxes	51.7	54.8
Interest expense	20.9	22.9
Total real estate property level expenses and taxes	146.2	146.7
Real estate income, net	157.5	142.1
Income from real estate joint ventures	60.5	43.0
Income from real estate funds	6.0	2.1
Interest	20.7	19.9
Other	0.8	—
TOTAL INVESTMENT INCOME	245.5	207.1
Expenses:
Investment management charges	22.5	17.2
Administrative charges	13.5	14.8
Distribution charges	7.3	8.3
Mortality and expense risk charges	0.4	0.3
Liquidity guarantee charges	22.7	13.9
TOTAL EXPENSES	66.4	54.5
INVESTMENT INCOME, NET	179.1	152.6
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	(8.4)	3.0
Real estate joint ventures	50.9	—
Marketable securities	(1.0)	—
Loans receivable	—	(0.7)
Net realized gain on investments	41.5	2.3
Net change in unrealized gain (loss) on:
Real estate properties	1,212.4	287.8
Real estate joint ventures	71.9	65.9
Real estate funds	(9.4)	(7.6)
Real estate operating business	60.4	—
Marketable securities	(28.6)	—
Loans receivable	1.0	13.3
Loans payable	3.7	3.5
Net change in unrealized gain on investments and loans payable	1,311.4	362.9
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND LOANS PAYABLE	1,352.9	365.2
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,532.0	$517.8

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
FROM OPERATIONS
Investment income, net	$179.1	$152.6
Net realized gain on investments	41.5	2.3
Net change in unrealized gain on investments and loans payable	1,311.4	362.9
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	1,532.0	517.8
FROM PARTICIPANT TRANSACTIONS
Premiums	808.4	688.1
Annuity payments	(12.5)	(12.0)
Withdrawals and death benefits	(628.9)	(665.7)
NET INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	167.0	10.4
NET INCREASE IN NET ASSETS	1,699.0	528.2
NET ASSETS
Beginning of period	28,072.0	23,243.9
End of period	$29,771.0	$23,772.1

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,532.0	$517.8
Adjustments to reconcile net changes in net assets resulting from operations to net cash used in operating activities:
Net realized gain on investments	(41.5)	(2.3)
Net change in unrealized gain on investments and loans payable	(1,311.4)	(362.9)
Purchase of real estate properties	(137.2)	(0.6)
Capital improvements on real estate properties	(84.8)	(56.0)
Proceeds from sales of real estate properties	157.7	3.0
Purchases of other real estate investments	(369.8)	(96.7)
Proceeds from sales of other real estate investments	310.8	—
Purchases and originations of loans receivable	(5.2)	(46.6)
Proceeds from sales of loans receivable	161.4	81.2
Proceeds from payoffs of loans receivable	8.2	10.9
Increase in other investments	(363.2)	(90.8)
Net change in due to/from investment manager	0.7	4.4
Increase in receivable for securities sold	(4.8)	—
Increase in payable for securities purchased	45.0	—
Decrease in other assets	20.3	21.2
(Increase) decrease in other liabilities	(35.0)	1.7
NET CASH USED IN OPERATING ACTIVITIES	(116.8)	(15.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	3.0	—
Payments of mortgage loans	(41.8)	(4.3)
Premiums	808.4	688.1
Annuity payments	(12.5)	(12.0)
Withdrawals and death benefits	(628.9)	(665.7)
NET CASH PROVIDED BY FINANCING ACTIVITIES	128.2	6.1
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	11.4	(9.6)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period cash, cash equivalents and restricted cash	46.0	61.1
Net increase (decrease) in cash, cash equivalents and restricted cash	11.4	(9.6)
End of period cash, cash equivalents and restricted cash	$57.4	$51.5
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$21.9	$23.5
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	As of March 31,
	2022	2021
Cash and cash equivalents	$34.9	$30.3
Restricted cash(1)	22.5	21.2
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$57.4	$51.5
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
Interim Financial Information: The Consolidated Financial Statements of the Account as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Account’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).
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
The outbreak of the novel coronavirus (commonly known as “COVID-19”) and the subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the first quarter of 2020. During the second and third quarters of 2020, the Account received multiple requests for rent and loan payment relief as a result of the COVID-19 pandemic; however, the requests were slowed during the fourth quarter of 2020 and reasonably estimated at this time. The ultimate impact of the COVID-19 pandemic and the extent to which the

COVID-19 pandemic impacts the Account’s business, results of operations, investments, and cash flows will depend on future developments, which are highly uncertain and difficult to predict.
Significant Accounting Policy Updates: In the quarter ended March 31, 2022, the Account began hedging its foreign currency risk through the use of derivative instruments. The impact of this hedging activity was not material to the results of operations for the first quarter of 2022 or the Consolidated Statement of Assets and Liabilities at March 31, 2022. Other than the addition of the following accounting policy related to derivative instruments, there were no changes to the Account's significant accounting policies as described in the Account's Annual Report on Form 10-K for the year ended December 31, 2021.
Foreign Currency Forwards—The Account uses foreign currency forward contracts to manage foreign currency exchange rate risk related to foreign currency-denominated investments. Foreign currency forward contracts are recorded at fair value and are reflected in Other assets or liabilities on the Consolidated Statements of Assets and Liabilities. The fair value of foreign currency forward contracts is determined using the prevailing forward exchange rate which is derived from quotes provided by an independent pricing source.
Recent Accounting Pronouncements: In July 2021, the FASB issued ASU 2021-05—Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments (“ASU 2021-05”). The amendments in ASU 2021-05 amend the lease classification requirements for lessors to align them with practice under Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if certain criteria are met. When a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset, and, therefore, does not recognize a selling profit or loss. The amendments are effective for fiscal years beginning after December 15, 2021, for all entities, and interim periods within those fiscal years for public business entities. Entities that have adopted Topic 842 before the issuance date of ASU 2016-05 have the option to apply the amendments either (1) retrospectively to leases that commenced or were modified on or after the adoption of Update 2016-02 or (2) prospectively to leases that commence or are modified on or after the date that an entity first applies the amendments. Management has adopted the guidance and it did not materially impact the Account.
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
The Account has loans receivable outstanding with related parties as of March 31, 2022. One loan is with a joint venture partner and the other loans are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies of the Account's 2021 Form 10-K. The following table presents the key terms of the loans as of the reporting date (in millions):

		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
Principal						March 31, 2022	December 31, 2021
2022	2021

36.5	36.5	MRA Hub 34 Holding, LLC	95.00%	2.50% + LIBOR	9/1/2022	$36.5	$36.5
0.5	0.5	MRA 34 LLC	—%	3.75% + LIBOR	8/26/2022	0.5	0.5
32.8	32.8	THP Student Housing, LLC	97.00%	3.20%	9/1/2024	32.9	32.9
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						$69.9	$69.9

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
As of March 31, 2022, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry.
The Account’s wholly-owned real estate investments and investments in joint ventures are primarily located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of March 31, 2022:

Diversification by Fair Value(1)
	West(2)	South(3)	East(4)	Midwest(5)	Foreign(6)	Total
Office	10.6%	5.7%	14.5%	0.2%	—%	31.0%
Apartment	9.0%	9.7%	6.8%	1.0%	—%	26.5%
Industrial	15.3%	6.1%	2.4%	1.5%	—%	25.3%
Retail	3.9%	5.0%	2.8%	0.7%	—%	12.4%
Other(7)	1.3%	2.1%	1.1%	0.2%	0.1%	4.8%
Total	40.1%	28.6%	27.6%	3.6%	0.1%	100.0%

(1)Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.
(2)Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY.
(3)Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX.
(4)Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV.
(5)Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI.
(6)Represents a developable land investment in Ireland.
(7)Represents interests in Storage Portfolio investments, a hotel investment and land.
Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2051. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, as of March 31, 2022 and December 31, 2021 are as follows (in millions):

	As of
Years Ended	March 31, 2022		December 31, 2021
2022	$477.4	(1)	$635.8
2023	599.7		594.2
2024	526.2		517.7
2025	445.5		436.1
2026	341.2		330.2
Thereafter	1,207.0		1,172.7
Total	$3,597.0		$3,686.7
(1) Representative of minimum rents owed for the remaining months of the calendar year ending December 31, 2022.

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
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (in millions):

	As of
	March 31, 2022	December 31, 2021

Assets:
Right-of-use assets, at fair value	$38.6	$40.3
Liabilities:
Ground lease liabilities, at fair value	$38.6	$40.3
Key Terms:
Weighted-average remaining lease term (years)	67.9	69.5
Weighted-average discount rate(1)	7.71%	7.71%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.
For the three months ended March 31, 2022 and 2021, operating lease costs related to ground leases were $0.5 million and $0.6 million, respectively. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (in millions):

	As of
	March 31, 2022	December 31, 2021
Years Ended
2022	$1.7	$2.3
2023	2.4	2.3
2024	2.5	2.4
2025	2.5	2.4
2026	2.5	2.4
Thereafter	438.4	414.0
Total	$450.0	$425.8
In April 2020, the FASB staff released guidance focused on treatment of concessions related to the effects of the COVID-19 pandemic on the application of lease modification guidance in Accounting Standards Codification (“ASC”) 842, “Leases.” The guidance provides a practical expedient to forgo the associated reassessments required by ASC 842 when changes to a lease result in similar or lower future consideration. There was no material exposure to rent concessions or lease defaults for tenants impacted by the COVID-19 pandemic for the three months ended March 31, 2022.

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
An investment’s categorization within the valuation hierarchy described above is based upon the lowest level of input that is significant to the fair value measurement. Real estate fund investments are excluded from the valuation hierarchy, as these investments are fair valued using their net asset value as a practical expedient since market quotations or values from independent pricing services are not readily available. See Note 1—Organization and Significant Accounting Policies of the Account's 2021 Form 10-K for further discussion regarding the use of a practical expedient for the valuation of real estate funds.
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3); and fair value using the practical expedient (millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at March 31, 2022
Real estate properties	$—	$—	$20,179.1	$—	$20,179.1
Real estate joint ventures	—	—	7,253.3	—	7,253.3
Real estate funds	—	—	—	805.8	805.8
Real estate operating business	—	—	487.6	—	487.6
Marketable securities:
U.S. government agency notes	—	1,076.5	—	—	1,076.5
Foreign government agency notes	—	17.1	—	—	17.1
U.S. treasury securities	—	875.2	—	—	875.2
Corporate bonds	—	572.4	—	—	572.4
Loans receivable(1)	—	—	1,329.2	—	1,329.2
Total Investments at March 31, 2022	$—	$2,541.2	$29,249.2	$805.8	$32,596.2
Loans payable	$—	$—	$(2,338.0)	$—	$(2,338.0)
Line of credit	$—	$—	$(500.0)	$—	$(500.0)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2021
Real estate properties	$—	$—	$18,903.9	$—	$18,903.9
Real estate joint ventures	—	—	7,175.9	—	7,175.9
Real estate funds	—	—	—	811.5	811.5
Real estate operating business	—	—	326.3	—	326.3
Marketable securities:
U.S. government agency notes	—	864.1	—	—	864.1
Foreign government agency notes	—	7.6	—	—	7.6
U.S. treasury securities	—	784.3	—	—	784.3
Corporate bonds	—	551.8	—		551.8
Loans receivable(1)	—	—	1,492.6	—	1,492.6
Total Investments at December 31, 2021	$—	$2,207.8	$27,898.7	$811.5	$30,918.0
Loans payable	$—	$—	$(2,380.5)	$—	$(2,380.5)
Line of credit	$—	$—	$(500.0)	$—	$(500.0)
(1) Includes loans receivable with related parties.
The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2022 and 2021 (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the three months ended March 31, 2022
Beginning balance January 1, 2022	$18,903.9	$7,175.9	$326.3	$1,492.6	$27,898.7	$(2,380.5)	$(500.0)
Total realized and unrealized gains included in changes in net assets	1,204.0	122.8	60.4	1.0	1,388.2	3.7	—
Purchases(1)	228.9	251.3	100.9	5.2	586.3	(3.0)	—
Sales	(157.7)	—	—	(161.4)	(319.1)	—	—
Settlements(2)	—	(296.7)	—	(8.2)	(304.9)	41.8	—
Ending balance March 31, 2022	$20,179.1	$7,253.3	$487.6	$1,329.2	$29,249.2	$(2,338.0)	$(500.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable
For the three months ended March 31, 2021
Beginning balance January 1, 2021	$16,476.7	$6,128.9	$250.0	$1,562.5	$24,418.1	$(2,411.4)
Total realized and unrealized gains included in changes in net assets	290.8	54.3	—	12.6	357.7	3.5
Purchases(1)	52.0	32.2	—	46.6	130.8	—
Sales(4)	(3.0)	—	—	(81.2)	(84.2)	—
Settlements(2)	—	(0.1)	—	(10.9)	(11.0)	4.3
Ending balance March 31, 2021	$16,816.5	$6,215.3	$250.0	$1,529.6	$24,811.4	$(2,403.6)

(1)Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable and assumption of loans payable.
(2)Includes operating income for real estate joint ventures net of distributions, principal payments and payoffs of loans receivable, and principal payments and extinguishment of loans payable.
(3)Includes loans receivable with related parties.
(4)Real estate properties amount shown is inclusive of post closing realized losses.
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements for the quarter ended March 31, 2022.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.8% - 9.8% (6.6%) 4.5% - 8.5% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 8.0% (5.0%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	4.8% - 8.0% (5.8%) 3.5% - 6.8% (4.4%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	2.0% - 6.0% (3.8%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 7.0% (5.8%) 4.0% - 5.5% (4.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.5% - 5.0% (4.0%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 11.5% (7.0%) 5.0% - 8.7% (5.7%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 8.6% (5.2%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	9.8% (9.8%) 7.8% (7.8%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.5% (7.5%)
Real Estate Operating Business		Income Approach—Discounted Cash Flow	Discount Rate Terminal Growth Rate	8.2% 5.3%
		Market Approach	EBITDA Multiple	25.0x
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	35.8% - 57.5% (45.4%) 1.8% - 3.7% (3.2%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	35.8% - 57.5% (45.4%) 1.2 - 1.4 (1.3)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	31.2% - 38.4% (34.1%) 3.3% - 3.9% (3.6%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	31.2% - 38.4% (34.1%) 1.2 - 1.3 (1.2)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	27.2% - 67.8% (41.2%) 1.9% - 3.2% (2.6%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	27.2% - 67.8% (41.2%) 1.2 - 1.5 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	34.8% - 74.2% (45.4%) 3.2% - 4.2% (3.6%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	34.8% - 74.2% (45.4%) 1.2- 1.8 (1.4)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	40.4% - 94.7% (69.8%) 2.3% - 9.5% (5.6%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	29.9% - 71.3% (65.3%) 4.3% - 5.2% (4.7%)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	38.4% - 76.5% (49.0%) 2.5% - 8.6% (5.0%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	59.8% - 79.8% (67.6%) 3.0% - 7.3% (4.3%)
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2021.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.8% - 9.5% (6.6%) 4.5% - 8.5% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 8.0% (5.0%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.0% - 8.3% (6.0%) 4.0% - 6.8% (4.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	2.5% - 6.5% (4.0%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 7.3% (5.9%) 4.0% - 5.8% (4.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.5% - 5.3% (4.0%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 11.8% (7.0%) 5.0% - 9.5% (5.7%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 9.3% (5.2%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	9.8% 7.8%
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.3%
Real Estate Operating Business		Income Approach—Discounted Cash Flow	Discount Rate	7.3%
			Terminal Growth Rate	4.0%
		Market Approach	EBITDA Multiple	21.6x
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	36.1% - 63.5% (45.8%) 1.8% - 3.7% (3.2%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	36.1% - 63.5% (45.8%) 1.2 - 1.4 (1.3)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	34.0% - 44.9% (38.3%) 3.3% - 3.7% (3.4%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	34.0% - 44.9% (38.3%) 1.2 - 1.3 (1.3)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	28.8% - 53.6% (40.0%) 2.1% - 3.0% (2.8%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	28.8% - 53.6% (40.0%) 1.3 - 1.4 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	36.0% - 76.3% (46.0%) 3.1% - 4.0% (3.5%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	36.0% - 76.3% (46.0%) 1.2 - 1.9 (1.4)
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	41.9% - 94.7% (73.1%) 2.4% - 9.5% (5.7%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	29.9% - 71.3% (65.9%) 4.3% - 5.1% (4.6%)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	38.4% - 77.3% (49.1%) 2.5% - 8.6% (5.0%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	59.8% - 79.8% (65.0%) 3.5% - 6.9% (5.2%)
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
During the three months ended March 31, 2022 and 2021, there were no transfers between Levels 1, 2 or 3.
The amount of total net unrealized gains included in changes in net assets relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(1)	Total Level 3 Investments	Loans Payable
For the three months ended March 31, 2022	$1,202.3	$125.6	$60.4	$0.9	$1,389.2	$3.7
For the three months ended March 31, 2021	$287.8	$50.0	$—	$5.0	$342.8	$3.5
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At March 31, 2022, the Account held investments in joint ventures with ownership interest percentages that ranged from 33.3% to 98.5%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a predetermined threshold.
A condensed summary of the results of operations of the joint ventures are shown below (millions):

	For the Three Months Ended March 31,
	2022	2021
Operating Revenue and Expenses
Revenues	$269.2	$251.7
Expenses	167.3	143.0
Excess of revenues over expenses	$101.9	$108.7

Note 7—Investments in Real Estate Funds
The Account has ownership interests in real estate funds (each a “Fund”, and collectively the “Funds”). The Funds are setup as limited partnerships or entities similar to a limited partnership, and as such, meet the definition of a VIE as the limited partners collectively lack the power, through voting or similar rights, to direct the activities of the Fund that most significantly impact the Fund's economic performance. Management has determined that the Account is not the primary beneficiary for any of the Funds, as the Account lacks the power to direct the activities of each Fund that most significantly impact the respective Fund's economic performance, and the Account further lacks substantive kick-out rights to remove the entity with these powers. Refer to Note 1—Organization and Significant Accounting Policies of the Account's 2021 Form 10-K for a description of the methodology used to determine the primary beneficiary of a VIE.
No financial support (such as loans or financial guarantees) was provided to the Funds during the three months ended March 31, 2022. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are included in the maximum exposure to loss presented below.

The carrying amount and maximum exposure to loss relating to unconsolidated VIEs in which the Account holds a variable interest but is not the primary beneficiary were as follows at March 31, 2022 (in millions):

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
LCS SHIP Venture I, LLC (90.0% Account Interest)	$224.5	$224.5	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Veritas - Trophy VI, LLC (90.4% Account Interest)	$80.2	$100.1	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles metropolitan statistical area ("MSA").
			The Account is not permitted to sell or transfer its interest in the fund until August 2022. After this date, the Account can sell or transfer its interest in the fund with the consent and approval of the manager.

SP V - II, LLC (61.8% Account Interest)	$102.2	$115.2	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.
			Liquidation estimated to begin no earlier than 2022.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Taconic New York City GP Fund, LP (60.0% Account Interest)	$29.8	$34.0	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City MSA.
			Liquidation estimated to begin no earlier than 2024.
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
Silverpeak NRE FundCo LLC (90.0% Account Interest)	$70.1	$100.1	Redemptions prohibited prior to liquidation.	To invest in alternative real estate investments primarily in major U.S. metropolitan markets.
			Liquidation estimated to begin no earlier than 2028.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
IDR - Core Property Index Fund, LLC (1.8% Account Interest)	$40.4	$40.4	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
Townsend Group Value-Add Fund (99.0% Account Interest)	$122.3	$240.7	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the U.S. market.
			Liquidation estimated to begin no earlier than 2027.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion
Flagler REA Healthcare Properties Partnership (90.0% Account Interest)	$26.1	$27.3	Redemptions prohibited prior to liquidation.	To acquire healthcare properties within the top 50 MSA's in the U.S.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to transfer its interest in the fund to a qualified institutional investor, subject to the right first offer by the partner, following the one year anniversary of the fund launch.
Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)	$21.4	$21.4	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
			Liquidation estimated to begin no earlier than 2026.
			The Account is permitted to sell or transfer its interest in the fund with the consent and approval of the manager.
Silverpeak NRE FundCo 2 LLC (90.0% Account Interest)	$64.7	$106.5	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
JCR Capital - REA Preferred Equity Parallel Fund (31.1% Account Interest)	$24.1	$100.2	Redemptions prohibited prior to liquidation.	To invest primarily in multi-family properties.
			Liquidation estimated to begin no earlier than 2026.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion

Total	$805.8	$1,110.4

Note 8—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s direct and indirect interests in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (in millions):

	March 31, 2022			December 31, 2021

	Principal Outstanding	Fair Value	% of Fair Value	Principal Outstanding	Fair Value	% of Fair Value
Office(1)	$867.4	$858.1	64.6%	$862.4	$853.4	57.2%
Apartments(1)	253.5	252.1	19.0%	253.3	252.0	16.9%
Industrial	—	—	—%	161.4	161.3	10.8%
Hotel	125.2	125.3	9.4%	125.3	125.3	8.4%
Retail	93.7	93.7	7.0%	101.7	100.6	6.7%
	$1,339.8	$1,329.2	100.0%	$1,504.1	$1,492.6	100.0%
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
All borrowers of loans rated C or higher are current as of March 31, 2022.
The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of March 31, 2022 (in millions), listed in order of the strength of the risk rating (from strongest to weakest):

	March 31, 2022			December 31, 2021
	Number of Loans	Fair Value	% of Fair Value	Number of Loans	Fair Value	% of Fair Value
AA	—	—	—%	1	62.6	4.2%
A	2	195.4	14.7%	4	248.5	16.6%
A-	1	51.4	3.9%	—	—	—%
BBB	2	102.1	7.7%	6	374.7	25.1%
BBB-	4	117.3	8.8%	—	—	—%
BB+	5	197.1	14.8%	—	—	—%
BB	3	156.6	11.8%	10	437.8	29.3%
BB-	2	129.1	9.7%	—	—	—%
B+	2	74.7	5.6%	—	—	—%
B	2	77.1	5.8%	5	144.3	9.7%
C	2	158.5	11.9%	2	154.8	10.4%
NR(1)	3	69.9	5.3%	3	69.9	4.7%
	28	$1,329.2	100.0%	31	$1,492.6	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of March 31, 2022 and December 31, 2021, this is comprised of three loans with related parties. The loans are collateralized by equity interests in real estate investments.

Note 9—Loans Payable
At March 31, 2022, the Account had outstanding loans payable secured by the following assets (in millions):

Property	Annual Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of		Maturity
		March 31, 2022	December 31, 2021

Fusion 1560(5)	3.42% paid monthly	$—	$37.4	June 10, 2022
San Diego Office Portfolio(4)	3.62% paid monthly	52.3	51.4	August 15, 2022
The Colorado(1)	3.69% paid monthly	84.2	84.7	November 1, 2022
The Legacy at Westwood(1)	3.69% paid monthly	42.9	43.2	November 1, 2022
Regents Court(1)	3.69% paid monthly	36.4	36.6	November 1, 2022
1001 Pennsylvania Avenue(1)	3.70% paid monthly	306.5	308.1	June 1, 2023
Biltmore at Midtown	3.94% paid monthly	36.4	36.4	July 5, 2023
Cherry Knoll	3.78% paid monthly	35.3	35.3	July 5, 2023
Lofts at SoDo	3.94% paid monthly	35.1	35.1	July 5, 2023
Pacific City	2.00% + LIBOR paid monthly	105.0	105.0	October 1, 2023
The Stratum(4)	2.45% paid monthly	39.8	39.8	May 9, 2024
Spring House Innovation Park(4)	1.25% + LIBOR paid monthly	42.6	40.5	July 9, 2024
1401 H Street NW	3.65% paid monthly	115.0	115.0	November 5, 2024
The District on La Frontera(1)	3.84% paid monthly	37.6	37.8	December 1, 2024
The District on La Frontera(1)	4.96% paid monthly	4.2	4.2	December 1, 2024
Circa Green Lake	3.71% paid monthly	52.0	52.0	March 5, 2025
Union - South Lake Union	3.66% paid monthly	57.0	57.0	March 5, 2025
Holly Street Village	3.65% paid monthly	81.0	81.0	May 1, 2025
Henley at Kingstowne(1)	3.60% paid monthly	68.7	69.1	May 1, 2025
32 South State Street	4.48% paid monthly	24.0	24.0	June 6, 2025
Vista Station Office Portfolio(1)	4.00% paid monthly	19.1	19.3	July 1, 2025
780 Third Avenue	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue	3.55% paid monthly	20.0	20.0	August 1, 2025
Reserve at Chino Hills(4)	1.50% + LIBOR paid monthly	68.2	68.2	August 9, 2025
Vista Station Office Portfolio(1)	4.20% paid monthly	42.7	42.9	November 1, 2025
Sixth & Main(4)	1.87% + LIBOR paid monthly	40.4	40.4	November 9, 2025
701 Brickell Avenue(1)	3.66% paid monthly	181.2	182.0	April 1, 2026
Marketplace at Mill Creek	3.82% paid monthly	39.6	39.6	September 11, 2027
Overlook At King Of Prussia	3.82% paid monthly	40.8	40.8	September 11, 2027
Winslow Bay	3.82% paid monthly	25.8	25.8	September 11, 2027
1900 K Street, NW	3.93% paid monthly	163.0	163.0	April 1, 2028
99 High Street	3.90% paid monthly	277.0	277.0	March 1, 2030
Total Principal Outstanding		$2,323.8	$2,362.6
Fair Value Adjustment(3)		14.2	17.9
Total Loans Payable		$2,338.0	$2,380.5
(1) The mortgage is adjusted monthly for principal payments.
(2)All interest rates are fixed except for Pacific City, Spring House Innovations Park, Reserve at Chino Hills and Sixth & Main, which have variable interest rates based on a spread above the one month London Interbank Offered Rate, as published by ICE Benchmark Administration Limited. Some mortgages held by the Account are structured to begin principal and interest payments after an initial interest only period.
(3)The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1—Organization and Significant Accounting Policies of the Account's 2021 Form 10-K.
(4)The loan is collateralized by a mezzanine loan receivable. The mezzanine loan receivable is collateralized by the property reflected within the table above.
(5)The principal amount of the outstanding debt was paid off during the quarter.

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
As of March 31, 2022, the Account was in compliance with all covenants required by the Credit Agreement.
The following table provides a summary of the key characteristics of the Credit Agreement as of March 31, 2022:

Current Balance (in millions)	$500.0
Maximum Capacity (in millions)	$500.0
Inception Date	September 20, 2018
Maturity Date	September 20, 2022	(1)
Extension Option	Yes	(1)
Eurodollar Applicable Rate Range	0.85% - 1.05%
ABR Applicable Rate Range	0.85% - 1.05%
Unused Fee (2)	0.20% per annum

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

	For the Three Months Ended March 31, 2022	Years Ended December 31,
		2021	2020	2019

Per Accumulation Unit Data:
Rental income	$5.677	$22.672	$21.145	$18.165
Real estate property level expenses and taxes	2.733	10.731	10.067	8.734
Real estate income, net	2.944	11.941	11.078	9.431
Other income	1.645	5.474	4.980	6.752
Total income	4.589	17.415	16.058	16.183
Expense charges(1)	1.241	3.987	3.562	3.439
Investment income, net	3.348	13.428	12.496	12.744
Net realized and unrealized gain (loss) on investments and loans payable	24.639	64.615	(16.196)	10.262
Net increase (decrease) in Accumulation Unit Value	27.987	78.043	(3.700)	23.006
Accumulation Unit Value:
Beginning of period	514.765	436.722	440.422	417.416
End of period	$542.752	$514.765	$436.722	$440.422
Total return(3)	5.44%	17.87%	(0.84)%	5.51%
Ratios to Average net assets(2):
Expenses(1)	0.94%	0.84%	0.81%	0.78%
Investment income, net	2.52%	2.82%	2.85%	2.90%
Portfolio turnover rate(3):
Real estate properties(4)	1.7%	7.6%	7.1%	7.8%
Marketable securities(5)	2.0%	—%	113.4%	28.7%
Accumulation Units outstanding at end of period (millions)	53.7	53.4	52.0	60.8
Net assets end of period (millions)	$29,771.0	$28,072.0	$23,243.9	$27,307.9
(1)Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year-to-date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.
(2)Percentages for the three months ended March 31, 2022 are annualized.
(3)Percentages for the three months ended March 31, 2022 are not annualized.
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

Note 12—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Three Months Ended March 31, 2022	For the Year Ended December 31, 2021

Outstanding:
Beginning of period	53.4	52.0
Credited for premiums	1.5	6.4
Annuity, other periodic payments, withdrawals and death benefits	(1.2)	(5.0)
End of period	53.7	53.4
Note 13—Commitments and Contingencies
Commitments—As of March 31, 2022 and December 31, 2021, the Account had the following immediately callable commitments to purchase additional interests in its real estate funds or provide additional funding through its loans receivable investments (in millions):

	Commitment Expiration	March 31, 2022	December 31, 2021

Real Estate Funds(1)
Veritas Trophy VI, LLC	08/2022	$20.0	$20.6
SP V - II, LLC	09/2022	12.9	12.9
JCR Capital - REA Preferred Equity Parallel Fund	12/2022	76.1	75.3
Silverpeak NRE FundCo 2 LLC	12/2022	41.8	43.7
Silverpeak NRE FundCo LLC	12/2022	30.0	37.3
Taconic New York City GP Fund	11/2023	4.2	4.2
Flagler - REA Healthcare Properties Partnership	02/2025	1.2	1.2
Townsend Group Value-Add Fund	12/2026	118.4	125.9
		$304.6	$321.1
Loans Receivable(2)
BREP VIII Industrial Mezzanine	03/2022	$—	$22.4
311 South Wacker Mezzanine	06/2022	2.2	2.2
San Diego Office Portfolio Senior Loan	08/2022	5.9	6.8
San Diego Office Portfolio Mezzanine	08/2022	2.0	2.2
MRA Hub 34 Holding, LLC	08/2022	1.5	1.5
1330 Broadway Mezzanine	09/2022	10.9	10.9
Liberty Park Mezzanine	11/2022	2.6	2.6
Colony New England Hotel Portfolio Senior Loan	11/2022	14.1	14.1
Colony New England Hotel Portfolio Mezzanine	11/2022	4.7	4.7
Exo Apartments Mezzanine	01/2023	2.4	2.4
SCG Oakland Portfolio Mezzanine	03/2023	5.8	6.1
Five Oak Mezzanine	03/2023	1.6	1.6
5 Points Towers Mezzanine	03/2024	4.0	4.2
The Stratum Senior Loan	05/2024	2.0	2.0
The Stratum Mezzanine	05/2024	0.7	0.7
Spring House Innovation Park Senior Loan	07/2024	35.4	38.0
Spring House Innovation Park Mezzanine	07/2024	11.8	12.7
The Reserve at Chino Hills	08/2025	20.0	20.0
Sixth and Main Senior Loan	11/2025	6.9	6.9

	Commitment Expiration	March 31, 2022	December 31, 2021
Sixth and Main Mezzanine	11/2025	3.7	3.7
		$138.2	$165.7

TOTAL COMMITMENTS		$442.8	$486.8
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

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	March 31, 2022		December 31, 2021
	Fair Value	% of Net Assets	Fair Value	% of Net Assets

Alabama
Retail	62.2	0.2%	61.8	0.2%
	$62.2	0.2%	$61.8	0.2%
Arizona
Industrial	49.0	0.2%	33.3	0.1%
Office	56.9	0.2%	55.0	0.2%
	$105.9	0.4%	$88.3	0.3%
California
Apartments	1,813.8	6.1%	1,759.2	6.3%
Industrial	3,493.5	11.7%	2,939.8	10.5%
Office	763.0	2.6%	771.1	2.7%
Retail	440.0	1.5%	507.1	1.8%
	$6,510.3	21.9%	$5,977.2	21.3%
Colorado
Office	110.0	0.4%	108.0	0.4%
Retail	—	—%	69.5	0.2%
	$110.0	0.4%	$177.5	0.6%
Connecticut
Office	72.4	0.2%	73.7	0.3%
	$72.4	0.2%	$73.7	0.3%
Florida
Apartments	1,174.6	3.9%	1,074.5	3.8%
Industrial	500.6	1.7%	452.5	1.6%
Office	489.9	1.6%	490.3	1.8%
Retail	153.4	0.6%	153.4	0.5%
Other	102.1	0.3%	55.2	0.2%
	$2,420.6	8.1%	$2,225.9	7.9%
Georgia
Apartments	422.9	1.4%	393.1	1.4%
Industrial	224.5	0.7%	193.0	0.7%
Retail	255.7	0.9%	242.8	0.9%
	$903.1	3.0%	$828.9	3.0%
Illinois
Apartments	122.0	0.4%	120.0	0.4%
Industrial	166.0	0.6%	149.6	0.5%
Retail	198.7	0.6%	196.7	0.7%
	$486.7	1.6%	$466.3	1.6%
Indiana
Industrial	119.0	0.4%	115.0	0.4%
	$119.0	0.4%	$115.0	0.4%
Maryland
Apartments	88.7	0.3%	73.1	0.3%
Industrial	68.0	0.2%	67.7	0.2%
Retail	76.5	0.3%	73.5	0.3%
	$233.2	0.8%	$214.3	0.8%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	March 31, 2022		December 31, 2021
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Massachusetts
Industrial	145.9	0.5%	127.0	0.5%
Office	737.0	2.5%	736.7	2.6%
Retail	127.0	0.4%	125.0	0.4%
	$1,009.9	3.4%	$988.7	3.5%
Minnesota
Apartments	109.2	0.4%	107.9	0.4%
Industrial	137.3	0.4%	—	—%
	$246.5	0.8%	$107.9	0.4%
New Jersey
Industrial	354.3	1.2%	306.4	1.1%
Retail	92.7	0.3%	96.1	0.3%
	$447.0	1.5%	$402.5	1.4%
New York
Apartments	263.3	0.9%	260.2	0.9%
Office	899.1	3.0%	890.0	3.2%
	$1,162.4	3.9%	$1,150.2	4.1%
North Carolina
Apartments	79.5	0.3%	79.4	0.3%
Retail	90.8	0.3%	89.4	0.3%
	$170.3	0.6%	$168.8	0.6%
Oregon
Apartments	42.7	0.1%	38.9	0.1%
	$42.7	0.1%	$38.9	0.1%
Pennsylvania
Retail	71.8	0.2%	70.8	0.3%
	$71.8	0.2%	$70.8	0.3%
Rhode Island
Retail	—	—%	12.5	—%
	$—	—%	$12.5	—%
South Carolina
Apartments	87.0	0.3%	89.2	0.3%
Retail	48.6	0.2%	48.2	0.2%
	$135.6	0.5%	$137.4	0.5%
Tennessee
Industrial	75.0	0.3%	70.8	0.3%
Retail	138.3	0.5%	132.3	0.5%
	$213.3	0.8%	$203.1	0.8%
Texas
Apartments	652.6	2.1%	622.7	2.2%
Industrial	823.8	2.8%	733.0	2.6%
Office	613.8	2.1%	583.1	2.1%
Other(1)	106.0	0.4%	98.1	0.4%
	$2,196.2	7.4%	$2,036.9	7.3%
Utah
Office	128.6	0.4%	124.5	0.4%
	$128.6	0.4%	$124.5	0.4%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	March 31, 2022		December 31, 2021
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Virginia
Apartments	420.0	1.4%	392.6	1.4%
Office	114.0	0.4%	122.5	0.4%
Retail	156.0	0.5%	154.7	0.6%
	$690.0	2.3%	$669.8	2.4%
Washington
Apartments	336.6	1.1%	330.5	1.2%
Industrial	582.5	2.0%	509.2	1.8%
	$919.1	3.1%	$839.7	3.0%
Washington D.C.
Apartments	351.6	1.2%	347.6	1.2%
Office	1,370.7	4.6%	1,375.7	4.9%
	$1,722.3	5.8%	$1,723.3	6.1%
TOTAL REAL ESTATE PROPERTIES
(Cost: $14,226.1 and $14,163.2)	$20,179.1	67.8%	$18,903.9	67.3%

REAL ESTATE JOINT VENTURES
Location/Sector	March 31, 2022		December 31, 2021
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
California
Office	1,480.0	5.0%	1,582.9	5.6%
Retail	52.9	0.2%	92.4	0.3%
Industrial	62.2	0.2%	59.0	0.2%
	$1,595.1	5.4%	$1,734.3	6.1%
Florida
Retail	654.1	2.2%	826.8	3.0%
	$654.1	2.2%	$826.8	3.0%
Maryland
Other(1)	24.2	0.1%	22.2	0.1%
	$24.2	0.1%	$22.2	0.1%
Massachusetts
Office	468.4	1.6%	458.0	1.6%
	$468.4	1.6%	$458.0	1.6%
Nevada
Retail	568.2	1.9%	557.8	2.0%
	$568.2	1.9%	$557.8	2.0%
New York
Apartments	121.9	0.4%	114.7	0.4%
Industrial	82.0	0.3%	82.3	0.3%
Office	147.9	0.5%	148.3	0.5%
Retail	30.6	0.1%	31.2	0.1%
	$382.4	1.3%	$376.5	1.3%
North Carolina
Office	49.0	0.2%	47.4	0.2%
Retail	138.8	0.4%	127.7	0.5%
Other(1)	27.5	0.1%	—	—%
	$215.3	0.7%	$175.1	0.7%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE JOINT VENTURES
Location/Sector	March 31, 2022		December 31, 2021
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
South Carolina
Apartments	58.1	0.2%	58.7	0.2%
	$58.1	0.2%	$58.7	0.2%
Tennessee
Retail	119.1	0.4%	116.6	0.5%
	$119.1	0.4%	$116.6	0.5%
Texas
Industrial	59.8	0.2%	50.6	0.2%
Office	351.4	1.2%	347.4	1.2%
	$411.2	1.4%	$398.0	1.4%
Washington
Office	161.8	0.5%	164.3	0.6%
	$161.8	0.5%	$164.3	0.6%
Various(2)
Apartments	1,039.8	3.5%	938.6	3.3%
Office	470.9	1.6%	406.4	1.5%
Other(1)	1,048.3	3.5%	902.7	3.2%
	$2,559.0	8.6%	$2,247.7	8.0%
Foreign
Other(3)	36.4	0.1%	39.9	0.1%
	$36.4	0.1%	$39.9	0.1%
TOTAL REAL ESTATE JOINT VENTURES
(Cost: $5,505.6 and $5,497.9)	$7,253.3	24.4%	$7,175.9	25.6%
(1)Represents investments outside of the Account's core sectors such as storage portfolios, hotels and land.
(2)Properties within these investments are located throughout the United States.
(3)Property is located outside of the United States.

MARKETABLE SECURITIES
	March 31, 2022		December 31, 2021
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Corporate bonds	572.4	1.9%	551.8	2.0%
U.S. government agency notes	1,076.5	3.6%	864.1	3.1%
Foreign government agency notes	17.1	0.1%	7.6	—%
U.S. treasury securities	875.2	2.9%	784.3	2.8%
TOTAL MARKETABLE SECURITIES
(Cost: $2,579.1 and $2,217.0)	$2,541.2	8.5%	$2,207.8	7.9%

TOTAL REAL ESTATE FUNDS
(Cost: $696.7 and $692.9)	$805.8	2.7%	$811.5	2.9%

TOTAL REAL ESTATE OPERATING BUSINESS
(Cost: $352.5 and $251.6)	$487.6	1.6%	$326.3	1.2%

TOTAL LOANS RECEIVABLE
(Cost: ($1,270.0 and $1,434.3)	$1,259.3	4.2%	$1,422.7	5.1%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

	March 31, 2022		December 31, 2021
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES
(Cost: $69.8 and $69.8)	$69.9	0.3%	$69.9	0.2%

TOTAL INVESTMENTS
(Cost: $24,699.8 and $24,326.7)	$32,596.2	109.5%	$30,918.0	110.2%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Account’s financial condition and results of operations should be read together with the Consolidated Financial Statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, and the section entitled “Item 1A. Risk Factors,” of the Account's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 10, 2022 (the "Form 10-K"), as such risk factors may be updated in Item 1A of this Form 10-Q or in subsequent reports. The past performance of the Account is not indicative of future results.
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
Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended March 31, 2022 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.
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
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. Management intends that the Account will not hold more than 10% of net assets in such securities on a long-term basis. As of March 31, 2022, the Account did not hold any publicly traded REIT securities or CMBS.
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
Foreign Investments. The Account may also make foreign real estate and foreign real estate-related investments and foreign liquid, fixed-income investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management doesn't intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of March 31, 2022, the fair value of the Account's foreign real estate investments was $36.4 million.
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
FIRST QUARTER 2022 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook

Key Macro Economic Indicators*	Actuals		Forecast
	2021	1Q 2022	2022	2023
Economy(1)
Gross Domestic Product ("GDP")	5.7%	(1.4)%	3.1%	2.3%
Employment Growth (2)	549	562	353	159
Unemployment Rate	5.4%	3.8%	4.2%	3.8%
Interest Rates(3)
10 Year Treasury	1.5%	2.3%	2.7%	2.9%
Sources: Bloomberg, BEA, Bureau of Labor Statistics (“BLS”), Federal Reserve and Moody’s Analytics
*Data subject to revision
(1)GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while annual values represent a twelve-month average.
(2)Values presented in thousands. Forecast values represent average monthly employment growth in the respective periods.
(3)Treasury rates are an average over the stated period.

Initial 2022 outlook themes generally played out as expected in the first quarter: strong but slower economic growth, persistently higher inflation, the onset of interest rate hikes, and further bouts of elevated market volatility. Two developments were unexpected: The geopolitical and humanitarian crisis unleashed by Russia’s invasion of Ukraine and a worsening disconnect between hard economic data and investor sentiment. Risks of a premature end to this young cycle have increased, given the steep path of interest rate increases. U.S. GDP is estimated to have decreased by 1.4% quarter-over-quarter (seasonally adjusted annualized rate) in the first quarter of 2022 but increased 3.6% year-over-year. The U.S. labor market has restored almost all (20.5 million of the 21 million) jobs lost at the beginning of the pandemic, as measured by nonfarm employment, bringing the unemployment rate to 3.8% as of March 2022. The economy gained 1.7 million jobs in the first quarter of 2022, according to the nonfarm payroll measurement from the U.S. Bureau of Labor Statistics.
Russian military activity in Ukraine escalated rapidly in February and has resulted in full-scale armed conflict, with growing uncertainty about how it will continue to impact global markets. Management expects additional volatility should events deteriorate further. While Management does not expect military action to spread beyond the borders of Ukraine, the economic ramifications could be relatively far-reaching. Half of Europe's energy supplies originate in Russia, and Germany has already canceled a planned pipeline due to the current hostilities. This development will increase energy prices and cause further inflationary pressure in the U.S. and globally.
Management does not expect the ongoing turmoil to shift the pattern of a global economic expansion. While further inflationary pressures are a concern, we do not believe the current disruption will shift the Federal Reserve's goal of raising interest rates to a neutral long-term rate. The Federal Reserve may increase interest rates at a faster pace than otherwise expected due to increased inflationary pressures, or it could hold off if the potentially rising cost of energy slows the economy. Management does not believe broad economic contagion will be a concern, but supply chain disruptions, sanctions and higher energy prices could cause some regions and economic sectors to suffer. If the situation deteriorates, however, with sanctions being added, there could be an increased risk of spreading economic effects.
The energy price shock has arguably boosted already high inflation across developed and emerging markets. March likely marked the peak for headline and core inflation in most major economies, with many goods prices likely to fall outright and wage pressures showing signs of easing. Disinflation would be welcomed by policymakers and investors alike, and falling inflation would seem to go hand in hand with falling interest rates; however, we expect 10-year government bond yields to rise further from here. While rates are already up considerably — and by much more than we expected — this is mainly due to higher inflation expectations. We expect real rates to rise as policy turns more hawkish and inflation moderates, producing slightly higher nominal yields by the end of the year.
While geopolitical and inflation concerns remain, the coronavirus pandemic has become a much more minor risk to the economy. As of March 31, 2022, the 7-day averages of COVID-19 cases and deaths, 28,814 and 630, respectively, according to the Center for Disease Control and Prevention, have decreased significantly from the winter highs caused by the spread of the Omicron variant of COVID-19. Deaths from COVID-19 are still considerably lower than they were in January 2021, when the 7-day average death rate peaked at 3,500. As of March 31, 2022, 218 million Americans have been fully vaccinated against COVID-19, and 98 million have received the COVID-19 vaccine booster. Most states are now removing the remaining mitigation strategies that were in place to control the spread of COVID-19 due to the low spread of the virus.
Real Estate Market Conditions and Outlook
The strong U.S. economic recovery is benefiting real estate prices overall. The COVID-19 vaccine has been widely administered, and pandemic-related restrictions have largely been removed. Private real estate investments have been relatively insulated from recent market volatility, and we believe continuing global economic reopening and strong capital flows should provide ongoing tailwinds. U.S. commercial real estate should benefit even during a rising interest rate environment. Management believes real-estate assets will continue to be a higher-yielding alternative to fixed-income holdings in the short term.
The pandemic severely impacted real estate property types dependent on social interactions, such as retail, office, and lodging. While the mall and office sectors have continued to underperform, the lodging and strip center sectors have recovered quickly, with prices exceeding pre-pandemic levels in particular sub-sectors. Simultaneously, the pandemic accelerated online shopping, the movement to the suburbs and Sunbelt cities, and the shift to the digital economy. As a result, warehouse, storage, single-family rentals, and data center values have risen since the onset of the pandemic and have continued to outperform during recent quarters. Additionally, health care and medical research spending is increasing, which has benefited the life science and medical office sectors. According to Real Capital Analytics, U.S. real estate transaction volumes are up 34% year-to-year as of February 2022. In 2021, apartments and industrial property transactions captured approximately 62% of total U.S. transaction volumes, illustrating the strong investor interest in these two property types.
The Account experienced materially positive appreciation within the warehouse, apartment, and alternative real estate sectors during the first quarter of 2022, driving a net participant return of 5.44%. Attractive supply and demand fundamentals, favorable borrowing costs, and heightened investor appetite for the industrial and apartment sectors, in particular, have largely contributed to property appreciation in the first quarter. As of March 31, 2022, the Account's leverage position was 17.4%. This low level of leverage and ability to access financing at attractive rates allows the Account to opportunistically deploy capital during periods of market volatility when other funds may focus on shoring up balance sheets. The Account expects to continue to seek opportunities that improve portfolio diversification throughout 2022 by selling lower productivity assets and acquiring assets with higher growth potential and economic resiliency.
Data for the Account’s top five markets in terms of market value as of March 31, 2022 are provided below. The five markets presented below represent 42.9% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 91.2% leased.

Top 5 Metro Areas by Fair Market Value(1)	Account % Leased Fair Value Weighted(2)	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio(3)	Metro Area Fair Value as a % of Total Investments
Los Angeles-Long Beach-Anaheim, CA	86.2%	22	10.7%	9.0%
Washington-Arlington-Alexandria, DC-VA-MD-WV	85.7%	18	9.8%	8.3%
Riverside-San Bernardino-Ontario, CA	100.0%	7	8.7%	7.3%
New York-Newark-Jersey City, NY-NJ-PA	82.5%	12	6.9%	5.8%
Miami-Fort Lauderdale-West Palm Beach, FL	94.7%	14	6.8%	5.7%
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
Office
The effects of the COVID-19 pandemic can still be seen in the office sector as concerns over infections remain. Many companies are still moving cautiously in regards to reentry into the office and are continuing to invest in telecommuting options and infrastructure to facilitate remote work (e.g. new hardware, additional data storage), which will likely persist after the pandemic subsides. Companies may begin requiring less space due to reduced on-site employee presence; however, some companies may require additional space to better facilitate open-office concepts that incorporate distancing between employees. Current uncertainty surrounding the geopolitical climate and inflation have also contributed to the delay of long-term commitment for space; however, despite these uncertainties, the demand for space is expected improve throughout 2022.
Vacancy nationwide remained relatively flat with a slight increase from 12.2% in the fourth quarter of 2021 to 12.3% in the first quarter of 2022, as reported by CoStar. Vacancy rates have remained high in large downtown markets, such as New York and Los Angeles. New construction effectively stalled with the arrival of the COVID-19 pandemic, but the completion of construction already underway has continued to deliver new supply into a weak leasing environment; although, the first quarter of 2022 saw net positive absorption. The vacancy rate of the Account’s office portfolio increased to 18.0% in the first quarter of 2022, as compared to 16.9% in the prior quarter. The above-average vacancy rate in the New York metro area is driven by two properties currently undergoing redevelopment to increase the long term value of the properties. The vacancy rate in the New York metro is expected to remain elevated over the near term as legacy tenants fully vacate the properties and redevelopment efforts continue. The increased vacancy rate in the Los Angeles and Washington D.C. metro areas can both be attributed to expired leases.
As of March 31, 2022, the Account's rents from office tenants were not materially affected by the COVID-19 pandemic, but the duration of the effects of the COVID-19 pandemic remain unknown. Tenants requesting rent relief have generally requested rent deferrals for a limited period of time (i.e., less than six months), with the unpaid rent to be paid over the duration of the remaining lease. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions.

			Account Square Foot Weighted Average Vacancy		Market Vacancy(2)
Top 5 Office Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q1 2022	Q4 2021	Q1 2022	Q4 2021
			18.0%	16.9%	12.3%	12.2%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,484.6	4.6%	15.3%	11.0%	14.8%	14.7%
Boston-Cambridge-Newton, MA-NH	1,205.4	3.7%	21.6%	21.7%	9.2%	9.3%
New York-Newark-Jersey City, NY-NJ-PA	1,047.0	3.2%	30.7%	28.3%	12.3%	12.2%
Los Angeles-Long Beach-Anaheim, CA	942.6	2.9%	17.7%	16.0%	13.6%	13.5%
San Diego-Carlsbad, CA	775.9	2.4%	2.7%	2.7%	11.3%	11.3%
(1)The table above has been standardized to depict metropolitan statistical area ("MSA") definitions.
(2)Source: CoStar. Market vacancy is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space. Market vacancy rates are subject to change.
Industrial
The industrial sector saw record-breaking activity in the first quarter of 2022. The pandemic has accelerated consumers' long-term shift to e-commerce, and this shift has caused demand for industrial space to rise to unprecedented levels. Construction of industrial properties is also at a record high as developers try to keep up with the demand but timing of delivery remains uncertain as supply chain issues are creating challenges.
The national industrial availability rate for the first quarter of 2022 was 4.1%, which is the lowest level ever recorded, as compared to 4.2% during the prior quarter, as reported by CoStar. The average vacancy rate of the industrial properties held by the Account dropped from 4.2% in the fourth quarter of 2021 to 3.9% in the first quarter of 2022, due to new leases.
As of March 31, 2022, the Account's rents from industrial tenants were not materially affected by the COVID-19 pandemic, but the duration of the effects of the COVID-19 pandemic remain unknown. Tenants requesting rent relief have generally requested rent deferrals for a limited period of time (i.e., less than six months), with the unpaid rent to be paid over the duration of the remaining lease. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions, though demand for industrial space has been relatively steady throughout the pandemic.

			Account Square Foot Weighted Average Vacancy		Market Vacancy(2)
Top 5 Industrial Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q1 2022	Q4 2021	Q1 2022	Q4 2021
Account / Nation			3.9%	4.2%	4.1%	4.2%
Riverside-San Bernardino-Ontario, CA	$2,264.4	6.9%	—%	—%	1.3%	1.4%
Los Angeles-Long Beach-Anaheim, CA	719.9	2.2%	1.6%	1.8%	1.6%	1.7%
Seattle-Tacoma-Bellevue, WA	582.5	1.8%	—%	—%	4.0%	4.3%
Dallas-Fort Worth-Arlington, TX	502.9	1.5%	—%	—%	5.7%	5.3%
Miami-Fort Lauderdale-West Palm Beach, FL	500.6	1.5%	1.2%	1.5%	3.1%	3.2%
(1)The table above has been standardized to depict MSA definitions.
(2)Source: CoStar. Market vacancy is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space. Market vacancy rates are subject to change.
Multi-Family
The national apartment vacancy rate decreased from 2.6% in the fourth quarter of 2021 to 2.5% in the first quarter of 2022, as reported by RealPage. This can be attributed to moderate growth in the more affordable markets, although, urban submarkets are recovering as renters are coming back to the cities to return to the office, or in anticipation of returning to office, allowing them to take advantage of the favorable leasing environment created by the COVID-19 pandemic. The vacancy rate of the Account’s apartment properties increased to 6.4% in the first quarter of 2022 as compared to 5.9% in the prior quarter driven by expiring leases.
As of March 31, 2022, the Account's rents from multifamily tenants were not materially affected by the COVID-19 pandemic, but the duration of the effects of the COVID-19 pandemic remain unknown. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions. Rent concessions for new and existing tenants have moderately increased in recent months in an effort to generate and keep occupancy.

			Account Units Weighted Average Vacancy		Market Vacancy(2)
Top 5 Apartment Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q1 2022	Q4 2021	Q1 2022	Q4 2021
Account / Nation			6.4%	5.9%	2.5%	2.6%
Los Angeles-Long Beach-Anaheim, CA	$951.9	2.9%	6.2%	5.3%	2.1%	2.3%
Washington-Arlington-Alexandria, DC-VA-MD-WV	860.4	2.6%	8.4%	6.8%	2.6%	2.9%
Miami-Fort Lauderdale-West Palm Beach, FL	712.0	2.2%	6.4%	4.5%	1.5%	2.0%
Atlanta-Sandy Springs-Roswell, GA	422.9	1.3%	11.9%	7.6%	3.1%	3.0%
New York-Newark-Jersey City, NY-NJ-PA	385.2	1.2%	2.2%	—%	1.5%	2.1%
(1)The table above has been standardized to depict MSA definitions.
(2)Source: RealPage. Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units. Market vacancy rates are subject to change.

Retail
While all core real estate sectors have been negatively impacted by the COVID-19 pandemic to some degree, the impact to the retail sector has been especially pronounced since traditional retail was facing ongoing challenges from e-commerce platforms long before the COVID-19 pandemic. However, the sector continued to strengthen in the first quarter of 2022 despite the lingering effects of the pandemic, supply chain challenges, and economic uncertainty created by the Russian invasion of Ukraine.
The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers. The retail portfolio is managed to minimize significant exposure to any single retailer. The Account has over 1,100 retailers across its portfolio, with its largest retail exposure comprising less than 5.0% of total retail rentable area. The Account’s retail vacancy was 10.8% in the first quarter of 2022, up from 10.2% in the prior quarter. The increase can be attributed to lease expirations.
Retail tenants requesting rent relief have generally requested rent deferrals for a limited period of time (i.e., less than six months), with the unpaid rent to be paid over the duration of the remaining lease. The duration of the effects of the COVID-19 pandemic remain unknown; the Account is closely monitoring the collectability of accrued rental income and adjusting its allowances for uncollectible rent as needed.

			Account Units Weighted Average Vacancy		Market Vacancy*
	Total Exposure ($M)	% of Total Investments	Q1 2022	Q4 2021	Q1 2022	Q4 2021
All Retail			10.8%	10.2%	4.6%	4.6%
Lifestyle & Mall	$1,572.1	4.8%	14.0%	12.6%	7.3%	7.4%
Neighborhood, Community & Strip	1,340.6	4.1%	7.3%	8.7%	6.6%	6.7%
Power Center**	467.0	1.4%	15.2%	13.3%	5.2%	5.3%
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
Hotel
The impact of the COVID-19 pandemic on the hospitality sector has been especially severe among hotels that cater primarily to business travelers. Business travel has been curtailed significantly, with travel limited primarily to those who must travel for essential reasons. Business travel remained depressed during the first quarter of 2022 but is expected to grow significantly in 2022 as more employees return to office and conferences shift back to inperson. Leisure travel has continued to increase and is expected to remain steady, especially with the approaching summer season, which generally sees an influx of travelers.
The Account's exposure to the hospitality sector is limited to one hotel in the Dallas metro area. The hotel is located in a business park in the Dallas metro area and caters largely to business travelers. Key metrics to track hotel performance include occupancy, the average daily rate (“ADR”) and revenue per available room (“RevPAR”). For the quarter ended March 31, 2022, occupancy of the property increased to 35.5%, as compared to 34.2% in the previous quarter. ADR and RevPAR were $126.66 and $69.03, respectively, for the first quarter of 2022, as compared to $111.73 and $50.63, respectively, in the prior quarter.

INVESTMENTS
As of March 31, 2022, the Account held 84.1% of its total investments in real estate and real estate joint ventures. The Account also held investments in loans receivable, including those with related parties, representing 4.1% of total investments, U.S. treasury securities representing 2.7% of total investments, real estate funds representing 2.5% of total investments, U.S. government agency notes representing 3.3% of total investments, corporate bonds representing 1.7% of total investments, a real estate operating business representing 1.5% of total investments and foreign government agency notes representing 0.1% of total investments,
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of March 31, 2022 was $2.1 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $3.5 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the Consolidated Schedules of Investments. Total outstanding principal on the Account’s portfolio as of March 31, 2022, inclusive of loans payable within the joint venture investments, $243.3 million in loans collateralized by a loan receivable and $500.00 million outstanding on the Account's line of credit, was $6.4 billion, which represented a loan-to-value ratio of 17.4%.
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
The following table lists the Account's ten largest investments as of March 31, 2022. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Concentrations of Risk.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	$1,095.0	$—	$1,095.0	3.6%	3.0%
Simpson Housing Portfolio	80%	Various	U.S.A.	Apartment	1,048.0	392.9	655.1	3.4%	2.9%
Fashion Show	50%	Las Vegas	NV	Retail	979.4	420.1	559.3	3.2%	2.7%
1001 Pennsylvania Avenue	100%	Washington	DC	Office	800.9	306.4	494.5	2.6%	2.2%
The Florida Mall	50%	Orlando	FL	Retail	736.1	299.8	436.3	2.4%	2.0%
Colorado Center	50%	Santa Monica	CA	Office	634.0	276.8	357.2	2.1%	1.8%
Lincoln Centre	100%	Dallas	TX	Office	566.8	—	566.8	1.8%	1.6%
99 High Street	100%	Boston	MA	Office	531.2	282.6	248.6	1.7%	1.5%
Storage Portfolio II	90%	Various	USA	Other	502.3	183.0	319.3	1.6%	1.4%
701 Brickell Avenue	100%	Miami	FL	Office	489.9	182.5	307.4	1.6%	1.4%
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

Results of Operations
Three months ended March 31, 2022 compared to three months ended March 31, 2021
Net Investment Income
The following table shows the results of operations for the three months ended March 31, 2022 and 2021 and the dollar and percentage changes for those periods (dollars in millions).

	For the Three Months Ended March 31,		Change
	2022	2021	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$303.7	$288.8	$14.9	5.2%
Real estate property level expenses:
Operating expenses	73.6	69.0	4.6	6.7%
Real estate taxes	51.7	54.8	(3.1)	(5.7)%
Interest expense	20.9	22.9	(2.0)	(8.7)%
Total real estate property level expenses	146.2	146.7	(0.5)	(0.3)%
Real estate income, net	157.5	142.1	15.4	10.8%
Income from real estate joint ventures	60.5	43.0	17.5	40.7%
Income from real estate funds	6.0	2.1	3.9	N/M
Interest	20.7	19.9	0.8	4.0%
Other	0.8	—	0.8	N/M
TOTAL INVESTMENT INCOME	245.5	207.1	38.4	18.5%
Expenses:
Investment management charges	22.5	17.2	5.3	30.8%
Administrative charges	13.5	14.8	(1.3)	(8.8)%
Distribution charges	7.3	8.3	(1.0)	(12.0)%
Mortality and expense risk charges	0.4	0.3	0.1	33.3%
Liquidity guarantee charges	22.7	13.9	8.8	63.3%
TOTAL EXPENSES	66.4	54.5	11.9	21.8%
INVESTMENT INCOME, NET	$179.1	$152.6	$26.5	17.4%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the three months ended March 31, 2022 and 2021. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2022	2021	$	%	2022	2021	$	%	2022	2021	$	%
Same Property	$290.2	$266.0	$24.2	9.1%	$70.9	$64.3	$6.6	10.3%	$49.4	$51.3	$(1.9)	(3.7)%
Properties Acquired	8.1	22.8	(14.7)	(64.5)%	1.4	4.7	(3.3)	(70.2)%	1.1	3.5	(2.4)	(68.6)%
Properties Sold	5.4	—	5.4	N/M	1.3	—	1.3	N/M	1.2	—	1.2	N/M
Impact of Properties Acquired/Sold	13.5	22.8	(9.3)	(40.8)%	2.7	4.7	(2.0)	(42.6)%	2.3	3.5	(1.2)	(34.3)%
Total Property Portfolio	$303.7	$288.8	$14.9	5.2%	$73.6	$69.0	$4.6	6.7%	$51.7	$54.8	$(3.1)	(5.7)%
N/M—Not meaningful
Rental Income:
Rental income increased by $14.9 million, or 5.2%, when compared to the first quarter of 2021, driven by increases across the industrial, apartment and retail sectors due to reductions in bad debt expenses and decreases in rent concessions. The Account's hotel property also experienced an increase in income which can be attributed to an increase in occupancy, which was previously stifled by the restrictions placed on the hotel industry due to the COVID-19 pandemic.
Operating Expenses:
Operating expenses increased $4.6 million, or 6.7%, when compared to the first quarter of 2021.The increase is attributed to increases in repair and maintenance costs, as well as utility costs, across the office, industrial, and apartment sectors. The Account's hotel property also saw a large increase in operating expenses as occupancy increased.
Real Estate Taxes:
Real estate taxes decreased $3.1 million, or 5.7%, when compared to the same period in 2021, due to slight decreases in property taxes across the office sector.
Interest Expense:
Interest expense decreased $2.0 million, or 8.7%, when compared to the same period in 2021, as a result of lower average interest rates and outstanding principal balances on loans payable.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures increased $17.5 million, when compared to the same period in 2021, as a result of higher distributed income, most notably from the Account's storage portfolios.
Income from Real Estate Funds:
Income from real estate funds increased $3.9 million, when compared to the same period in 2021, primarily as a result of the increase in investments in real estate funds and the purchase of additional interests pursuant to existing commitments.
Interest Income:
Interest income remained relatively flat in comparison to the same period of 2021.
Expenses:
Investment management, administrative and distribution costs charged to the Account are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. These expenses increased $3.0 million over the comparable period of 2021.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. Mortality and expense risk expenses remained relatively unchanged between the comparative periods. Liquidity guarantee expenses were $8.8 million higher than the comparable period of 2021 as a result of a higher liquidity guarantee expense charge and higher average net assets.
Net Realized and Unrealized Gains and Losses on Investments and Loans Payable
The following table shows the net realized and unrealized gains and losses on investments and loans payable for the three months ended March 31, 2022 and 2021 and the dollar and percentage changes for those periods (dollars in millions).

	For the Three Months Ended March 31,		Change
	2022	2021	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND LOANS PAYABLE
Net realized gain (loss) on investments:
Real estate properties	$(8.4)	$3.0	$(11.4)	N/M
Real estate joint ventures	50.9	—	50.9	N/M
Marketable securities	(1.0)	—	(1.0)	N/M
Loans receivable	—	(0.7)	0.7	N/M
Total realized gain on investments:	41.5	2.3	39.2	N/M
Net change in unrealized gain (loss) on:
Real estate properties	1,212.4	287.8	924.6	N/M
Real estate joint ventures	71.9	65.9	6.0	9.1%
Real estate funds	(9.4)	(7.6)	(1.8)	23.7%
Real estate operating business	60.4	—	60.4	N/M
Marketable securities	(28.6)	—	(28.6)	N/M
Loans receivable	1.0	13.3	(12.3)	(92.5)%
Loans payable	3.7	3.5	0.2	5.7%
Net change in unrealized gain on investments and loans payable	1,311.4	362.9	948.5	N/M
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND LOANS PAYABLE	$1,352.9	$365.2	$987.7	N/M
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $1.2 billion during the first quarter of 2022, compared to $290.8 million of net realized and unrealized gains during the comparable period of 2021. While the Account saw appreciation across various real estate sectors in the first quarter of 2022, unrealized gains were primarily driven by industrial properties in the Western region due to increased average market and contract rents, reflective of increased demand.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized gains of $122.8 million during the first quarter of 2022, compared to $65.9 million during the first quarter of 2021. Net gains in the first quarter of 2022 were primarily driven by the Account's joint venture investments in storage facilities, which saw a large increase in appreciation, reflective of capitalization rate compression in the self-storage industry, coupled with gains from sales.
Real Estate Funds:
Real estate funds experienced unrealized losses of $9.4 million during the first quarter of 2022, compared to $7.6 net unrealized losses during the first quarter of 2021. Unrealized losses were driven by unfavorable valuations of two of the funds.

Real Estate Operating Business:
The Account's real estate operating business experienced unrealized gains of $60.4 million during the first quarter of 2022, which were primarily attributed to favorable projected cash flow and industry share price growth.
Marketable Securities:
The Account's marketable securities positions experienced net realized and unrealized losses of $29.6 million in the first quarter of 2022, The change is a result of the short and intermediate-term nature of the Account's U.S. Treasuries, government agency notes and corporate bond holdings, paired with a nominal fluctuation in U.S. Treasury rates during the quarter.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced unrealized gains of $1.0 million during the first quarter of 2022 compared to a $12.6 million of net realized and unrealized gains during the comparable period of 2021. Net gains in the first quarter of 2022 are attributed to favorable valuations on loans associated with two office properties.
Loans Payable:
Loans payable experienced unrealized gains of $3.7 million in the first quarter of 2022, compared to $3.5 million of unrealized gains during the comparable period of 2021. The unrealized gains in 2022 were attributable to increases in U.S. Treasury yields driven by inflation risk, partially offset by narrowing of credit spreads.
Liquidity and Capital Resources
As of March 31, 2022 and December 31, 2021, the Account’s cash and cash equivalents and marketable securities had a value of $2.6 billion and $2.2 billion representing 8.7% and 7.9% of the Account’s net assets at such dates, respectively. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and contract owner redemption requests (i.e., contract owner withdrawals or benefit payments). In addition, as disclosed in the Account's Form 10-K for the period ended December 31, 2021, the Account is able to meet its short-term and long-term liquidity needs through the Liquidity Guarantee provided by TIAA.
Net Income and Debt Outstanding
The Account’s net investment income is a source of liquidity for the Account. Net investment income was $179.1 million for the three months ended March 31, 2022, as compared to $152.6 million for the comparable period of 2021. The decrease in total net investment income is described more fully in the Results of Operations section.
The Account has a $500 million unsecured line of credit, accessible as needed to fund the Account's near-term investment objectives, as further described in Note 10—Line of Credit. As of March 31, 2022, the Account's line of credit was fully drawn.
The Account may from time to time borrow money and assume or obtain a mortgage on a property to make leveraged real estate investments. The Account is authorized to borrow money in accordance with its investment guidelines. Under the Account’s current investment guidelines, the Account’s loan to value ratio (as described below) is to be maintained at or below 30% (measured at the time of incurrence and after giving effect thereto). Such incurrence of debt from time to time may include:
•placing new debt on properties;
•refinancing outstanding debt;
•assuming debt on acquired properties or interests in the Account’s properties;
•extending the maturity date of outstanding debt;
•an unsecured line of credit, credit facility or bank loan; or
•the issuance of debt securities.
As of March 31, 2022, the Account’s loan-to-value ratio was 17.4%. The Account's loan-to-value ratio at any time is based on the outstanding principal amount of debt to the Account's total gross asset value, and excludes leverage, if any, employed by REITs and real estate funds in which the Account invests. The ratio will be measured at the time of any debt incurrence and will be assessed after giving effect thereto. The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets. In calculating outstanding indebtedness, we include only the Account’s actual percentage interest in any borrowings on a joint venture investment and not that of any joint venture partner. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving or other line of credit, management includes only amounts outstanding when calculating outstanding indebtedness.
The Account may borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of costs incurred in developing the property. Except for construction loans, any mortgage loans on a property will be non-recourse to the Account. For this purpose, non-recourse means that if there is a default on a loan in respect to a specific property, the lender will have recourse to (i.e., be able to foreclose on) only the property encumbered (or the joint venture owning the property), or to other specific Account properties that may have been pledged as security for the defaulted loan, but not to any other assets of the Account. Currently, TIAA, on behalf of the Account, maintains a senior revolving unsecured line of credit with a syndicate of third-party bank lenders, including JPMorgan Chase Bank, N.A. (the “Credit Agreement”). The Account may use the proceeds of borrowings under the Credit Agreement for funding general organizational purposes of the Account in the ordinary course of business, including financing certain real estate portfolio investments. The Account may enter into additional unsecured lines of credit, credit facilities and term bank loans underwritten by one or more third-party lenders. In addition, from time to time, the Account may, if permitted by applicable insurance laws, borrow capital for operating or other needs by offering debt securities
As of March 31, 2022, there are four mortgage obligations secured by real estate investments wholly-owned by the Account that mature within the next twelve months. The Account has sufficient liquidity to meet its mortgage obligations.

Recent Transactions
The following describes transactions occurring during the first quarter of 2022 related to real estate properties, real estate joint ventures, real estate funds, loans receivable, and loans payable. Except as noted, expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. Dollar amounts are shown in millions.
Real Estate Properties and Joint Ventures
Purchases

Property Name	Transaction Date	Ownership Percentage	Sector	Location	Net Purchase Price(1)
Sun Holdings Multifamily Portfolio	01/06/2022	95.00%	Apartments	Atlanta, GA	$87.0
Sun Holdings Multifamily Portfolio	01/06/2022	95.00%	Apartments	Lawrenceville, GA	$70.1
Sun Holdings Multifamily Portfolio	01/06/2022	95.00%	Apartments	San Marcos, TX	$62.5
Sun Holdings Multifamily Portfolio	01/06/2022	95.00%	Apartments	Katy, TX	$67.0
Storage Portfolio IV(2)	01/12/2022	90.00%	Storage	Marietta, GA	$20.9
Storage Portfolio IV(2)	01/12/2022	90.00%	Storage	Tucker, GA	$17.7
Minneapolis Core Portfolio (Northpark III)	02/04/2022	100.00%	Industrial	Brooklyn Park, MN	$38.9
Minneapolis Core Portfolio (Northpark V)	02/04/2022	100.00%	Industrial	Brooklyn Park, MN	$27.9
Minneapolis Core Portfolio (Park 81 East)	02/04/2022	100.00%	Industrial	Brooklyn Park, MN	$56.3
Minneapolis Core Portfolio (Constellation Business Center)	02/04/2022	100.00%	Industrial	Brooklyn Park, MN	$14.0
Carson South End Co-GP Development	02/18/2022	75.00%	Land	Charlotte, NC	$28.9
Bethpage Land(3)	03/03/2022	98.30%	Land	Bethpage, NY	$0.3
Marin Cancer Institute(4)	03/07/2022	50.00%	Office	Greenbrae, CA	$18.4
Lakeside Medical Building(4)	03/07/2022	50.00%	Office	San Francisco, CA	$10.2
Valley Medical Building I(4)	03/07/2022	50.00%	Office	Van Nuys, CA	$8.6
Valley Medical Building II(4)	03/07/2022	50.00%	Office	Van Nuys, CA	$7.8
Fountain Grove Medical Building(4)	03/07/2022	50.00%	Office	Santa Rosa, CA	$5.0
Archway Baytown	03/30/2022	95.00%	Land	Baytown, TX	$8.6
(1)     The net purchase price represents the purchase price and closing costs.
(2)     During the first quarter of 2022, the Account purchased multiple storage properties located in various cities throughout the United States. These properties are held in the Account's Storage Portfolio IV joint venture investment, in which the Account has a 90% interest.
(3)     Property held in Seavest MOB Portfolio.
(4)     Property held in Juniper MOB Portfolio.
Sales

Property Name	Transaction Date	Ownership Percentage	Sector	Location	Net Sales Price(1)	Realized Gain (Loss) on Sale(2)
150 Industrial Road	02/01/2022	98.00%	Office	San Carlos, CA	$147.7	$49.5
Warwick Center	03/03/2022	100.00%	Retail	Warwick, RI	$11.8	$0.3
South Denver Marketplace	03/03/2022	100.00%	Retail	Lone Tree, CO	$73.0	$1.0
Charleston Plaza	03/30/2022	100.00%	Retail	Mountain View, CA	$71.1	$(9.8)
(1)     The net sales price represents the sales price, less selling expenses.
(2)     Majority of the realized gain (loss) has been previously recognized as unrealized gains (losses) in the Account's Consolidated Statements of Operations.

Loans Receivable
Payoffs and Sales

Description	Transaction Date	Interest Rate	Sector	Maturity Date	Amount
BREP VIII Industrial Loan Facility Mezzanine	03/29/2022	5.00% + LIBOR	Industrial	03/09/2023	$61.8
Project Glacier Mezzanine	03/29/2022	4.40% + LIBOR	Industrial	10/09/2022	$98.7
Financings
New Debt

Description	Transaction Date	Interest Rate	Sector	Maturity Date	Amount
Sun Holdings Multifamily Portfolio	01/06/2022	1.92%+SOFR	Apartments	02/01/2029	$56.7
Sun Holdings Multifamily Portfolio	01/06/2022	1.92%+SOFR	Apartments	02/01/2029	$45.9
Sun Holdings Multifamily Portfolio	01/06/2022	1.92%+SOFR	Apartments	02/01/2029	$41.8
Sun Holdings Multifamily Portfolio	01/06/2022	1.92%+SOFR	Apartments	02/01/2029	$45.5
(*)     Secured Overnight Financing Rate (“SOFR”).
Debt Payoff

Description	Transaction Date	Interest Rate	Sector	Maturity Date	Amount
Fusion 1560	02/22/2022	3.42%	Apartments	06/10/2022	$37.4
Debt Re-finance

Description	Transaction Date	Interest Rate	Sector	Maturity Date	Amount
Florida Mall	02/04/2022	2.02%	Retail	02/09/2024	$300.0
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
There have been no material changes to the Account's critical accounting policies described in the Account's Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint ventures, funds, an operating business and loans receivable, including those with related parties, which, as of March 31, 2022, represented 92.2% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:
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
As of March 31, 2022, 7.8% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., government agency notes and corporate bond securities) and, when applicable, REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements of the Account's 2021 Form 10-K.
During the first quarter of 2022, the Account entered into currency forward contracts to hedge foreign currency risks.
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
In addition to these risks, real estate equity securities (such as REIT securities and MBS) would be subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. For more information on the risks associated with all of the Account’s investments, see Item 1A. Risk Factors, of the Account's Annual Report on Form 10-K for the year ended December 31, 2021, file with the Securities and Exchange Commission on March 10, 2022, as such risk factors may be updated in Item 1A of this Form 10-Q or in subsequent reports.
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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2022. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that material information required to be included in the Account's periodic reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
(b) There have been no changes in the registrant’s internal control over financial reporting that occurred during the registrant’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
There have been no material changes from the Account’s risk factors as previously reported in the Account’s Annual Report on Form 10-K for the year ended December 31, 2021.
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

	(I)	Form of OneIRA Non-Qualified Deferred Annuity Contract (and Rate Schedule)[14]
	(J)	(1) Form of Endorsement to Retirement Choice and Retirement Choice Plus Contracts for Custom Portfolios[16]
(2) Form of Endorsement to Retirement Choice and Retirement Choice Plus Certificates for Custom Portfolios[16]
	(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate[17]
	(L)	(1)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Annuity Contract[18]
(2)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Plus Annuity Contract[18]
	(M)	Form of Retirement Plan Loan Endorsement to Group Retirement Annuity Certificate[19]
	(N)	Form of Retirement Plan Loan Endorsement to Retirement Annuity Contract[20]
	(O)	Form of Retirement Plan Loan Endorsement to Supplemental Retirement Annuity Contract[21]
	(P)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[22]
	(Q)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[23]
(10)	(A)	Engagement Letter Agreement with Independent Fiduciary, dated February 10, 2022, between TIAA, on behalf of the Registrant, and SitusAMC Real Estate Valuation Services, LLC[15]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.[8]
(31)		Rule 13(a)Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications*(e)/ Rule 13a-15(e)/15d-15(e) Certifications*
(32)		Section 1350 Certifications*
(101)		The following financial information from the Quarterly Report on Form 10-Q for the period ended March 31, 2022 (Unaudited), formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities as of March 31, 2022 (Unaudited), (ii) the Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (Unaudited), (iii) the Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2022 and 2021 (Unaudited), (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (Unaudited), and (v) the Notes to the Consolidated Financial Statements (Unaudited).**
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
(15)Previously filed and incorporated by reference to Exhibit 10.1 to the Account's Current Report on Form 8-K, filed with the Commission on February 16, 2022 (File No. 33-92990).
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
(19)Previously filed and incorporated herein by reference to Exhibit 4(M) to the Account’s Current Report on Form 10-K, filed with the Commission on March 11, 2021 (File No. 33-92990).
(20)Previously filed and incorporated herein by reference to Exhibit 4(N) to the Account’s Current Report on Form 10-K, filed with the Commission on March 11, 2021 (File No. 33-92990).
(21)Previously filed and incorporated herein by reference to Exhibit 4(O) to the Account’s Current Report on Form 10-K, filed with the Commission on March 11, 2021 (File No. 33-92990).
(22)Previously filed and incorporated herein by reference to Exhibit 4(P) to the Account’s Current Report on Form 10-K, filed with the Commission on March 11, 2021 (File No. 33-92990).
(23)Previously filed and incorporated herein by reference to Exhibit 4(Q) to the Account’s Current Report on Form 10-K, filed with the Commission on March 11, 2021 (File No. 33-92990).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of May 2022.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

May 6, 2022	By:	/s/ Christine E. Dugan
Christine E. Dugan Executive Vice President and Product General Manager –Institutional Lifetime Income, Teachers Insurance and Annuity Association of America (Principal Executive Officer)

May 6, 2022	By:	/s/ Austin P. Wachter
Austin P. Wachter Executive Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)