Form 10-Q
period 2022-06-30
TIAA REAL ESTATE ACCOUNT
filed 2022-08-05
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to __________
Commission file number: 33-92990; 333-263515

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
Yes ☐  No ☒

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)
(In millions, except per accumulation unit amounts)

	June 30,	December 31,
	2022	2021

ASSETS
Investments, at fair value:
Real estate properties (cost: $14,395.8 and $14,163.2)	$21,288.6	$18,903.9
Real estate joint ventures (cost: $5,648.1 and $5,497.9)	7,642.9	7,175.9
Real estate funds (cost: $781.5 and $692.9)	907.0	811.5
Real estate operating business (cost: $352.5 and $251.6)	628.0	326.3
Marketable securities (cost: $2,771.7 and $2,217.0)	2,724.0	2,207.8
Loans receivable (principal: $1,582.0 and $1,434.3)	1,488.2	1,422.7
Loans receivable with related parties (principal: $69.9 and $69.8)	69.9	69.9
Total investments (cost: $25,601.5 and $24,326.7)	$34,748.6	$30,918.0
Cash and cash equivalents	32.1	21.2
Due from investment manager	8.9	9.9
Other	335.1	327.3
TOTAL ASSETS	$35,124.7	$31,276.4
LIABILITIES
Loans payable, at fair value (principal outstanding: $2,324.9 and $2,362.6)	2,293.0	2,380.5
Line of credit, at fair value	500.0	500.0
Senior notes payable, at fair value (principal outstanding: $500.0)	486.2	—
Accrued real estate property expenses	252.0	287.6
Payable for securities purchased	100.0	—
Other	44.7	36.3
TOTAL LIABILITIES	$3,675.9	$3,204.4
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	30,786.2	27,476.0
Annuity Fund	662.6	596.0
TOTAL NET ASSETS	$31,448.8	$28,072.0
NUMBER OF ACCUMULATION UNITS OUTSTANDING	54.0	53.4
NET ASSET VALUE, PER ACCUMULATION UNIT	$570.473	$514.765

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
INVESTMENT INCOME
Real estate income, net:
Rental income	$314.1	$305.3	$617.8	$594.1
Real estate property level expenses and taxes:
Operating expenses	71.1	63.6	144.7	132.6
Real estate taxes	50.3	51.9	102.0	106.7
Interest expense	21.3	23.6	42.2	46.5
Total real estate property level expenses and taxes	142.7	139.1	288.9	285.8
Real estate income, net	171.4	166.2	328.9	308.3
Income from real estate joint ventures	42.5	49.3	103.0	92.2
Income from real estate funds	5.5	2.5	11.5	4.7
Interest	22.3	20.8	43.0	40.7
Other	—	—	0.8	—
TOTAL INVESTMENT INCOME	241.7	238.8	487.2	445.9
Expenses:
Investment management charges	21.4	16.3	43.9	33.5
Administrative charges	8.9	11.7	22.4	26.5
Distribution charges	5.0	5.6	12.3	13.9
Mortality and expense risk charges	0.1	0.3	0.5	0.6
Liquidity guarantee charges	22.4	14.5	45.1	28.4
TOTAL EXPENSES	57.8	48.4	124.2	102.9
INVESTMENT INCOME, NET	183.9	190.4	363.0	343.0
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments:
Real estate properties	37.9	199.8	29.5	202.8
Real estate joint ventures	(37.8)	(0.1)	13.1	(0.1)
Marketable securities	(0.3)	—	(1.3)	—
Loans receivable	—	(13.4)	—	(14.1)
Net realized (loss) gain on investments	(0.2)	186.3	41.3	188.6
Net change in unrealized gain (loss) on:
Real estate properties	939.7	404.2	2,152.1	692.0
Real estate joint ventures	277.1	99.8	349.0	154.2
Real estate funds	16.3	0.3	6.9	4.2
Real estate operating business	140.4	22.1	200.8	22.1
Foreign currency exchange on forward contracts	1.6	—	1.6	—
Marketable securities	(9.9)	(0.3)	(38.5)	(0.3)
Loans receivable	(83.2)	5.4	(82.2)	18.7
Loans payable	46.1	10.5	49.8	14.0
Senior notes payable	13.8	—	13.8	—
Net change in unrealized gain on investments and debt	1,341.9	542.0	2,653.3	904.9
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND DEBT	1,341.7	728.3	2,694.6	1,093.5
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,525.6	$918.7	$3,057.6	$1,436.5

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions, Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
FROM OPERATIONS
Investment income, net	$183.9	$190.4	$363.0	$343.0
Net realized (loss) gain on investments	(0.2)	186.3	41.3	188.6
Net change in unrealized gain on investments and debt	1,341.9	542.0	2,653.3	904.9
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	1,525.6	918.7	3,057.6	1,436.5
FROM PARTICIPANT TRANSACTIONS
Premiums	859.1	777.0	1,667.5	1,465.1
Annuity payments	(14.5)	(11.7)	(27.0)	(23.7)
Withdrawals and death benefits	(692.4)	(540.8)	(1,321.3)	(1,206.5)
NET INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	152.2	224.5	319.2	234.9
NET INCREASE IN NET ASSETS	1,677.8	1,143.2	3,376.8	1,671.4
NET ASSETS
Beginning of period	29,771.0	23,772.1	28,072.0	23,243.9
End of period	$31,448.8	$24,915.3	$31,448.8	$24,915.3

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$3,057.6	$1,436.5
Adjustments to reconcile net changes in net assets resulting from operations to net cash used in operating activities:
Net realized gain on investments	(41.3)	(188.6)
Net change in unrealized gain on investments and debt	(2,653.3)	(904.9)
Purchase of real estate properties	(339.5)	(115.0)
Capital improvements on real estate properties	(195.8)	(112.1)
Proceeds from sales of real estate properties	334.0	561.5
Purchases of other real estate investments	(687.1)	(324.4)
Proceeds from sales of other real estate investments	392.7	—
Purchases and originations of loans receivable	(317.5)	(163.7)
Proceeds from sales of loans receivable	161.4	294.5
Proceeds from payoffs of loans receivable	8.4	44.4
Increase in other investments	(556.0)	(960.0)
Net change in due to/from investment manager	1.0	5.3
Increase in receivable for securities sold	—	(58.8)
Increase in payable for securities purchased	100.0	127.4
(Increase) Decrease in other assets	(4.8)	19.4
(Increase) decrease in other liabilities	(27.4)	76.5
NET CASH USED IN OPERATING ACTIVITIES	(767.6)	(262.0)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior notes payable	500.0	—
Mortgage loan proceeds received	9.1	—
Payments of mortgage loans	(46.8)	(9.2)
Premiums	1,667.5	1,465.1
Annuity payments	(27.0)	(23.7)
Withdrawals and death benefits	(1,321.3)	(1,206.5)
NET CASH PROVIDED BY FINANCING ACTIVITIES	781.5	225.7
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	13.9	(36.3)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period cash, cash equivalents and restricted cash	46.0	61.1
Net increase (decrease) in cash, cash equivalents and restricted cash	13.9	(36.3)
End of period cash, cash equivalents and restricted cash	$59.9	$24.8
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$43.2	$47.5
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	As of June 30,
	2022	2021
Cash and cash equivalents	$32.1	$1.0
Restricted cash(1)	27.8	23.8
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$59.9	$24.8
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
Interim Financial Information: The Consolidated Financial Statements of the Account as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Account’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).
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
The outbreak of the novel coronavirus (commonly known as “COVID-19”) and the subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the first quarter of 2020. During the second and third quarters of 2020, the Account received multiple requests for rent and loan payment relief as a result of the COVID-19 pandemic; however, the requests were slowed during the fourth quarter of 2020 and no new requests were received in 2021 or during the six months ended June 30, 2022. Requests were generally comprised of deferrals, with payments postponed for a brief period (i.e., less than six months) and then repaid over the remaining duration of the contract.
As of June 30, 2022, the Account has not had material exposure to rent concessions, tenant defaults, or loan defaults. The duration and extent of COVID-19 over the long-term cannot be reasonably estimated at this time. The ultimate impact of the COVID-19 pandemic and the extent to which the COVID-19 pandemic impacts the Account’s business, results of operations, investments, and cash flows will depend on future developments, which are highly uncertain and difficult to predict.
Significant Accounting Policy Updates: As further described in Note 11—Senior Notes Payable, the Account issued $500.0 million of senior notes payable in the second quarter of 2022. Pursuant to the fair value option allowed under Accounting Standards Codification ("ASC") 825, Financial Instruments, the Account's management has elected to report the senior notes payable at fair value, in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies of the Account's 2021 Form 10-K.
In the first quarter of 2022, the Account began hedging its foreign currency risk through the use of derivative instruments. The impact of this hedging activity was not material to the results of operations for the six months ended June 30, 2022 or the Consolidated Statement of Assets and Liabilities at June 30, 2022. Other than the addition of the following accounting policy related to derivative instruments, there were no changes to the Account's significant accounting policies as described in the Account's 2021 Form 10-K.
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
Recent Accounting Pronouncements: In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. The expedients and exceptions are effective for the period from March 12, 2020 through December 31, 2022. Management does not expect the guidance to materially impact the Account.
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
Expenses for the services and fees described above are identified as such in the accompanying Consolidated Statements of Operations and are further identified as "Expenses" in Note 12—Financial Highlights.
The Account has loans receivable outstanding with related parties as of June 30, 2022. One loan is with a joint venture partner and the other loans are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies of the Account's 2021 Form 10-K. The following table presents the key terms of the loans as of the reporting date (in millions):

		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
Principal						June 30, 2022	December 31, 2021
2022	2021

36.5	36.5	MRA Hub 34 Holding, LLC	95.00%	2.50% + LIBOR	9/1/2022	$36.5	$36.5
0.5	0.5	MRA 34 LLC	—%	3.75% + LIBOR	8/26/2022	0.5	0.5
32.8	32.8	THP Student Housing, LLC	97.00%	3.20%	9/1/2024	32.9	32.9
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						$69.9	$69.9

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
As of June 30, 2022, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry.
The Account’s wholly-owned real estate investments and investments in joint ventures are primarily located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of June 30, 2022:

Diversification by Fair Value(1)
	West(2)	South(3)	East(4)	Midwest(5)	Foreign(6)	Total
Office	9.9%	5.5%	14.0%	0.2%	—%	29.6%
Apartment	8.5%	10.1%	6.6%	1.0%	—%	26.2%
Industrial	16.0%	7.1%	2.5%	1.6%	—%	27.2%
Retail	3.7%	5.3%	2.6%	0.7%	—%	12.3%
Other(7)	1.4%	1.8%	1.2%	0.2%	0.1%	4.7%
Total	39.5%	29.8%	26.9%	3.7%	0.1%	100.0%

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
Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2051. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, as of June 30, 2022 and December 31, 2021 are as follows (in millions):

	As of
Years Ended	June 30, 2022		December 31, 2021
2022	$322.1	(1)	$635.8
2023	623.9		594.2
2024	557.1		517.7
2025	474.4		436.1
2026	374.5		330.2
Thereafter	1,332.0		1,172.7
Total	$3,684.0		$3,686.7
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
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (in millions):

	As of
	June 30, 2022	December 31, 2021

Assets:
Right-of-use assets, at fair value	$40.9	$40.3
Liabilities:
Ground lease liabilities, at fair value	$40.9	$40.3
Key Terms:
Weighted-average remaining lease term (years)	69.0	69.5
Weighted-average discount rate(1)	7.44%	7.71%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.
For the six months ended June 30, 2022 and 2021, operating lease costs related to ground leases were $1.1 million and $1.2 million, respectively. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (in millions):

	As of
	June 30, 2022	December 31, 2021
Years Ended
2022	$1.2	$2.3
2023	2.4	2.3
2024	2.5	2.4
2025	2.5	2.4
2026	2.5	2.4
Thereafter	438.4	414.0
Total	$449.5	$425.8
In April 2020, the FASB staff released guidance focused on treatment of concessions related to the effects of the COVID-19 pandemic on the application of lease modification guidance in ASC 842, “Leases.” The guidance provides a practical expedient to forgo the associated reassessments required by ASC 842 when changes to a lease result in similar or lower future consideration. There was no material exposure to rent concessions or lease defaults for tenants impacted by the COVID-19 pandemic for the six months ended June 30, 2022.

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
An asset or liability's categorization within the valuation hierarchy described above is based upon the lowest level of input that is significant to the fair value measurement. Real estate fund investments are excluded from the valuation hierarchy, as these investments are fair valued using their net asset value as a practical expedient since market quotations or values from independent pricing services are not readily available. See Note 1—Organization and Significant Accounting Policies of the Account's 2021 Form 10-K for further discussion regarding the use of a practical expedient for the valuation of real estate funds.
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3); and fair value using the practical expedient (millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at June 30, 2022
Real estate properties	$—	$—	$21,288.6	$—	$21,288.6
Real estate joint ventures	—	—	7,642.9	—	7,642.9
Real estate funds	—	—	—	907.0	907.0
Real estate operating business	—	—	628.0	—	628.0
Marketable securities:
U.S. government agency notes	—	1,505.0	—	—	1,505.0
Foreign government agency notes	—	17.0	—	—	17.0
U.S. treasury securities	—	621.6	—	—	621.6
Corporate bonds	—	580.4	—	—	580.4
Loans receivable(1)	—	—	1,558.1	—	1,558.1
Total Investments at June 30, 2022	$—	$2,724.0	$31,117.6	$907.0	$34,748.6
Loans payable	$—	$—	$(2,293.0)	$—	$(2,293.0)
Line of credit	$—	$—	$(500.0)	$—	$(500.0)
Senior notes payable	$—	$(486.2)	$—	$—	$(486.2)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2021
Real estate properties	$—	$—	$18,903.9	$—	$18,903.9
Real estate joint ventures	—	—	7,175.9	—	7,175.9
Real estate funds	—	—	—	811.5	811.5
Real estate operating business	—	—	326.3	—	326.3
Marketable securities:
U.S. government agency notes	—	864.1	—	—	864.1
Foreign government agency notes	—	7.6	—	—	7.6
U.S. treasury securities	—	784.3	—	—	784.3
Corporate bonds	—	551.8	—		551.8
Loans receivable(1)	—	—	1,492.6	—	1,492.6
Total Investments at December 31, 2021	$—	$2,207.8	$27,898.7	$811.5	$30,918.0
Loans payable	$—	$—	$(2,380.5)	$—	$(2,380.5)
Line of credit	$—	$—	$(500.0)	$—	$(500.0)
(1) Includes loans receivable with related parties.
The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2022 and 2021 (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the three months ended June 30, 2022
Beginning balance April 1, 2022	$20,179.1	$7,253.3	$487.6	$1,329.2	$29,249.2	$(2,338.0)	$(500.0)
Total realized and unrealized gains (losses) included in changes in net assets	977.6	239.3	140.4	(83.2)	1,274.1	46.1	—
Purchases(1)	308.3	230.4	—	312.3	851.0	(6.1)	—
Sales	(176.4)	—	—	—	(176.4)	—	—
Settlements(2)	—	(80.1)	—	(0.2)	(80.3)	5.0	—
Ending balance June 30, 2022	$21,288.6	$7,642.9	$628.0	$1,558.1	$31,117.6	$(2,293.0)	$(500.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the six months ended June 30, 2022
Beginning balance January 1, 2022	$18,903.9	$7,175.9	$326.3	$1,492.6	$27,898.7	$(2,380.5)	$(500.0)
Total realized and unrealized gains (losses) included in changes in net assets	2,181.6	362.1	200.8	(82.2)	2,662.3	49.8	—
Purchases(1)	537.1	481.8	100.9	317.5	1,437.3	(9.1)	—
Sales(4)	(334.0)	—	—	(161.4)	(495.4)	—	—
Settlements(2)	—	(376.9)	—	(8.4)	(385.3)	46.8	—
Ending balance June 30, 2022	$21,288.6	$7,642.9	$628.0	$1,558.1	$31,117.6	$(2,293.0)	$(500.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable
For the three months ended June 30, 2021
Beginning balance April 1, 2021	$16,816.5	$6,215.3	$250.0	$1,529.5	$24,811.3	$(2,403.6)
Total realized and unrealized gains (losses) included in changes in net assets	604.0	99.8	22.1	(8.0)	717.9	10.5
Purchases(1)	167.8	167.7	1.4	117.1	454.0	—
Sales(4)	(558.5)	—	—	(213.2)	(771.7)	—
Settlements(2)	—	(0.2)	—	(33.5)	(33.7)	4.9
Ending balance June 30, 2021	$17,029.8	$6,482.6	$273.5	$1,391.9	$25,177.8	$(2,388.2)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable
For the six months ended June 30, 2021
Beginning balance January 1, 2021	$16,476.7	$6,128.9	$250.0	$1,562.6	$24,418.2	$(2,411.4)
Total realized and unrealized gains included in changes in net assets	894.8	154.1	22.1	4.6	1,075.6	14.0
Purchases(1)	219.8	199.9	1.4	163.7	584.8	—
Sales(4)	(561.5)	—	—	(294.5)	(856.0)	—
Settlements(2)	—	(0.3)	—	(44.5)	(44.8)	9.2
Ending balance June 30, 2021	$17,029.8	$6,482.6	$273.5	$1,391.9	$25,177.8	$(2,388.2)
(1)Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable and assumption of loans payable.
(2)Includes operating income for real estate joint ventures net of distributions, principal payments and payoffs of loans receivable, and principal payments and extinguishment of loans payable.
(3)Includes loans receivable with related parties.
(4)Real estate properties amount shown is inclusive of post closing realized losses.
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of June 30, 2022.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.8% - 9.8% (6.6%) 4.5% - 8.5% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 8.0% (5.0%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	4.8% - 8.0% (5.8%) 3.3% - 6.8% (4.4%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	1.8% - 6.0% (3.8%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 7.0% (5.8%) 4.0% - 5.5% (4.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.5% - 5.0% (4.0%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 11.5% (7.0%) 5.0% - 8.5% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 8.3% (5.2%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	9.8% (9.8%) 7.8% (7.8%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.5% (7.5%)
Real Estate Operating Business		Income Approach—Discounted Cash Flow	Discount Rate Terminal Growth Rate	9.8% 7.1%
		Market Approach	EBITDA Multiple	28.3x

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	35.6% - 70.1% (46.2%) 3.5% - 5.0% (4.1%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	35.6% - 70.1% (46.2%) 1.2 - 1.3 (1.2)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	28.3% - 36.3% (31.5%) 4.5% - 4.7% (4.6%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	28.3% - 36.3% (31.5%) 1.1 - 1.2 (1.2)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	24.8% - 66.4% (39.1%) 1.9% - 4.4% (3.2%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	24.8% - 66.4% (39.1%) 1.2 - 1.4 (1.2)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	42.5% - 73.8% (46.0%) 4.1% - 5.1% (4.4%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	42.5% - 73.8% (46.0%) 1.2- 1.5 (1.3)
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	40.4% - 94.7% (72.2%) 2.7% - 9.6% (6.3%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	49.5% - 66.0% (57.8%) 2.9% - 6.6% (3.8%)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	36.4% - 76.5% (47.5%) 2.9% - 8.6% (4.7%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	57.1% - 79.8% (65.6%) 2.2% - 7.8% (4.0%)
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of June 30, 2021.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.8% - 9.3% (6.7%) 4.5% - 8.5% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.5% - 8.0% (5.0%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.1% - 9.0% (6.3%) 4.3% - 7.3% (5.0%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	2.8% - 6.8% (4.4%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 7.8% (6.2%) 4.0% - 6.8% (4.9%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.5% - 6.0% (4.4%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 12.0% (6.9%) 4.5% - 9.5% (5.8%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.3% - 9.3% (5.4%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.3% (10.3%) 7.8% (7.8%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.5% (7.5%)
Real Estate Operating Business		Income Approach—Discounted Cash Flow	Discount Rate	7.9%
			Terminal Growth Rate	4.0%
		Market Approach	EBITDA Multiple	16.2x
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	35.2% - 58.7% (45.5%) 1.8% - 3.4% (3.1%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	35.2% - 58.7% (45.5%) 1.2 - 1.4 (1.3)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	45.2% - 56.0% (49.6%) 3.3% - 3.7% (3.4%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	45.2% - 56.0% (49.6%) 1.3 - 1.4 (1.4)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	38.2% - 64.1% (48.1%) 2.1% - 3.2% (2.7%)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	38.2% - 64.1% (48.1%) 1.3 - 1.6 (1.4)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	38.0% - 74.5% (47.8%) 2.8% - 4.0% (3.4%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	38.0% - 74.5% (47.8%) 1.3 - 1.8 (1.4)
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	38.8% - 91.8% (76.1%) 2.4% - 11.3% (6.5%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.7% - 63.2% (59.6%) 4.3% - 5.1% (4.8%)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	38.4% - 74.7% (48.3%) 2.4% - 8.6% (48.3%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	59.8% - 79.8% (71.6%) 3.9% - 7.4% (5.0%)
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
During the six months ended June 30, 2022 and 2021, there were no transfers between Levels 1, 2 or 3.
The amount of total net unrealized gains (losses) included in changes in net assets relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(1)	Total Level 3 Investments	Loans Payable
For the three months ended June 30, 2022	$966.1	$279.4	$140.4	$(83.1)	$1,302.8	$46.1
For the six months ended June 30, 2022	$2,168.4	$405.0	$200.8	$(82.2)	$2,692.0	$49.8
For the three months ended June 30, 2021	$512.1	$99.8	$22.1	$2.1	$636.1	$10.5
For the six months ended June 30, 2021	$799.9	$154.2	$22.1	$7.1	$983.3	$14.0
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.

Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At June 30, 2022, the Account held investments in joint ventures with ownership interest percentages that ranged from 21.0% to 98.5%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a predetermined threshold.
A condensed summary of the results of operations of the joint ventures are shown below (millions):

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenue and Expenses
Revenues	$288.1	$249.4	$558.0	$501.1
Expenses	163.6	136.1	331.0	279.1
Excess of revenues over expenses	$124.5	$113.3	$227.0	$222.0
Note 7—Investments in Real Estate Funds
The Account has ownership interests in real estate funds (each a “Fund”, and collectively the “Funds”). The Funds are set up as limited partnerships or entities similar to a limited partnership, and as such, meet the definition of a VIE as the limited partners collectively lack the power, through voting or similar rights, to direct the activities of the Fund that most significantly impact the Fund's economic performance. Management has determined that the Account is not the primary beneficiary for any of the Funds, as the Account lacks the power to direct the activities of each Fund that most significantly impact the respective Fund's economic performance, and the Account further lacks substantive kick-out rights to remove the entity with these powers. Refer to Note 1—Organization and Significant Accounting Policies of the Account's 2021 Form 10-K for a description of the methodology used to determine the primary beneficiary of a VIE.
No financial support (such as loans or financial guarantees) was provided to the Funds during the six months ended June 30, 2022. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are included in the maximum exposure to loss presented below.
The carrying amount and maximum exposure to loss relating to unconsolidated VIEs in which the Account holds a variable interest but is not the primary beneficiary were as follows at June 30, 2022 (in millions):

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
LCS SHIP Venture I, LLC (90.0% Account Interest)	$223.7	$223.7	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Veritas - Trophy VI, LLC (90.4% Account Interest)	$81.3	$99.9	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles metropolitan statistical area ("MSA").
			The Account is not permitted to sell or transfer its interest in the fund until August 2022. After this date, the Account can sell or transfer its interest in the fund with the consent and approval of the manager.

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
SP V - II, LLC (61.8% Account Interest)	$104.6	$115.0	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.
			Liquidation estimated to begin no earlier than 2022.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Taconic New York City GP Fund, LP (60.0% Account Interest)	$27.5	$31.7	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City MSA.
			Liquidation estimated to begin no earlier than 2024.
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
Silverpeak NRE FundCo LLC (90.0% Account Interest)	$74.3	$104.0	Redemptions prohibited prior to liquidation.	To invest in alternative real estate investments primarily in major U.S. metropolitan markets.
			Liquidation estimated to begin no earlier than 2028.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
IDR - Core Property Index Fund, LLC (1.4% Account Interest)	$43.4	$43.4	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.
Townsend Group Value-Add Fund (99.0% Account Interest)	$160.5	$250.2	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the U.S. market.
			Liquidation estimated to begin no earlier than 2027.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion
Flagler REA Healthcare Properties Partnership (90.0% Account Interest)	$23.5	$24.7	Redemptions prohibited prior to liquidation.	To acquire healthcare properties within the top 50 MSA's in the U.S.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to transfer its interest in the fund to a qualified institutional investor, subject to the right first offer by the partner, following the one year anniversary of the fund launch.
Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)	$19.1	$19.1	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
			Liquidation estimated to begin no earlier than 2026.
			The Account is permitted to sell or transfer its interest in the fund with the consent and approval of the manager.
Silverpeak NRE FundCo 2 LLC (90.0% Account Interest)	$81.7	$113.8	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
JCR Capital - REA Preferred Equity Parallel Fund (31.1% Account Interest)	$44.2	$100.3	Redemptions prohibited prior to liquidation.	To invest primarily in multi-family properties.
			Liquidation estimated to begin no earlier than 2026.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion

Silverpeak NRE FundCo 3 LLC (90.0% Account Interest)	$23.2	$100.0	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
Total	$907.0	$1,225.8
Note 8—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s direct and indirect interests in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (in millions):

	June 30, 2022			December 31, 2021

	Principal Outstanding	Fair Value	% of Fair Value	Principal Outstanding	Fair Value	% of Fair Value
Office(1)	$873.6	$781.2	50.1%	$862.4	$853.4	57.2%
Apartments(1)	256.8	255.4	16.4%	253.3	252.0	16.9%
Industrial	131.6	131.6	8.5%	161.4	161.3	10.8%
Hotel	125.3	125.3	8.0%	125.3	125.3	8.4%
Retail	264.6	264.6	17.0%	101.7	100.6	6.7%
	$1,651.9	$1,558.1	100.0%	$1,504.1	$1,492.6	100.0%
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
All borrowers of loans rated C or higher are current as of June 30, 2022.

The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of June 30, 2022 (in millions), listed in order of the strength of the risk rating (from strongest to weakest):

	June 30, 2022			December 31, 2021
	Number of Loans	Fair Value	% of Fair Value	Number of Loans	Fair Value	% of Fair Value
AA	—	—	—%	1	62.6	4.2%
AA-	1	33.7	2.2%	—	—	—%
A	2	192.4	12.3%	4	248.5	16.6%
A-	3	104.5	6.7%	—	—	—%
BBB+	2	14.1	0.9%	—	—	—%
BBB	3	262.1	16.8%	6	374.7	25.1%
BBB-	1	46.3	3.0%	—	—	—%
BB+	5	197.7	12.7%	—	—	—%
BB	4	155.3	10.0%	10	437.8	29.3%
BB-	1	33.9	2.2%	—	—	—%
B+	2	138.0	8.9%	—	—	—%
B	2	56.2	3.6%	5	144.3	9.7%
B-	1	30.6	2.0%	—	—	—%
C	3	223.4	14.3%	2	154.8	10.4%
NR(1)	3	69.9	4.4%	3	69.9	4.7%
	33	$1,558.1	100.0%	31	$1,492.6	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of June 30, 2022 and December 31, 2021, this is comprised of three loans with related parties. The loans are collateralized by equity interests in real estate investments.

Note 9—Loans Payable
At June 30, 2022, the Account had outstanding loans payable secured by the following assets (in millions):

Property	Annual Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of		Maturity
		June 30, 2022	December 31, 2021

Fusion 1560(5)	3.42% paid monthly	$—	$37.4	June 10, 2022
San Diego Office Portfolio(4)	3.62% paid monthly	52.3	51.4	August 15, 2022
The Colorado(1)	3.69% paid monthly	83.7	84.7	November 1, 2022
The Legacy at Westwood(1)	3.69% paid monthly	42.7	43.2	November 1, 2022
Regents Court(1)	3.69% paid monthly	36.2	36.6	November 1, 2022
1001 Pennsylvania Avenue(1)	3.70% paid monthly	304.7	308.1	June 1, 2023
Biltmore at Midtown	3.94% paid monthly	36.4	36.4	July 5, 2023
Cherry Knoll	3.78% paid monthly	35.3	35.3	July 5, 2023
Lofts at SoDo	3.94% paid monthly	35.1	35.1	July 5, 2023
Pacific City	2.00% + LIBOR paid monthly	105.0	105.0	October 1, 2023
The Stratum(4)	2.45% paid monthly	40.0	39.8	May 9, 2024
Spring House Innovation Park(4)	1.25% + LIBOR paid monthly	45.7	40.5	July 9, 2024
1401 H Street NW	3.65% paid monthly	115.0	115.0	November 5, 2024
The District on La Frontera(1)	3.84% paid monthly	37.4	37.8	December 1, 2024
The District on La Frontera(1)	4.96% paid monthly	4.2	4.2	December 1, 2024
Circa Green Lake	3.71% paid monthly	52.0	52.0	March 5, 2025
Union - South Lake Union	3.66% paid monthly	57.0	57.0	March 5, 2025
Holly Street Village	3.65% paid monthly	81.0	81.0	May 1, 2025
Henley at Kingstowne(1)	3.60% paid monthly	68.4	69.1	May 1, 2025
32 South State Street	4.48% paid monthly	24.0	24.0	June 6, 2025
Vista Station Office Portfolio(1)	4.00% paid monthly	18.9	19.3	July 1, 2025
780 Third Avenue	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue	3.55% paid monthly	20.0	20.0	August 1, 2025
Reserve at Chino Hills(4)	1.50% + LIBOR paid monthly	70.7	68.2	August 9, 2025
Vista Station Office Portfolio(1)	4.20% paid monthly	42.4	42.9	November 1, 2025
Sixth & Main(4)	1.87% + LIBOR paid monthly	40.8	40.4	November 9, 2025
701 Brickell Avenue(1)	3.66% paid monthly	180.3	182.0	April 1, 2026
Marketplace at Mill Creek	3.82% paid monthly	39.6	39.6	September 11, 2027
Overlook At King Of Prussia	3.82% paid monthly	40.8	40.8	September 11, 2027
Winslow Bay	3.82% paid monthly	25.8	25.8	September 11, 2027
1900 K Street, NW(1)	3.93% paid monthly	162.5	163.0	April 1, 2028
99 High Street	3.90% paid monthly	277.0	277.0	March 1, 2030
Total Principal Outstanding		$2,324.9	$2,362.6
Fair Value Adjustment(3)		(31.9)	17.9
Total Loans Payable		$2,293.0	$2,380.5
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
(5)The principal amount of the outstanding debt was paid off during the first quarter of 2022.

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
As of June 30, 2022, the Account was in compliance with all covenants required by the Credit Agreement.
The following table provides a summary of the key characteristics of the Credit Agreement as of June 30, 2022:

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
Note 11—Senior Notes Payable
On June 10, 2022, the Account entered into a note purchase agreement with certain qualified institutional investors. Under the note purchase agreement, the Account issued $500.0 million of debt securities, in the form of Series A senior notes and Series B senior notes (the "Notes"). The Account may be obligated to repay the Notes at par, plus accrued and unpaid interest to, but not including, the date of repayment. The Account may also prepay the Notes in whole or in part at any time, or from time to time, at the Account's option at par plus accrued interest to the prepayment date and, if prepaid on or before 90 days prior to the applicable maturity date, a make-whole premium.
As of June 30, 2022, the Account was in compliance with all covenants required by the note purchase agreement.
The following table provides a summary of the key characteristics of the outstanding Notes, as of June 30, 2022:

	Principal (in millions)	Interest Rate	Maturity Date
Series A	$300.0	3.24%	June 10, 2029
Series B	$200.0	3.35%	June 10, 2032
Note 12—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Six Months Ended June 30, 2022	Years Ended December 31,
		2021	2020	2019

Per Accumulation Unit Data:
Rental income	$11.505	$22.672	$21.145	$18.165
Real estate property level expenses and taxes	5.380	10.731	10.067	8.734
Real estate income, net	6.125	11.941	11.078	9.431
Other income	2.948	5.474	4.980	6.752
Total income	9.073	17.415	16.058	16.183
Expense charges(1)	2.313	3.987	3.562	3.439
Investment income, net	6.760	13.428	12.496	12.744
Net realized and unrealized gain (loss) on investments and debt	48.948	64.615	(16.196)	10.262
Net increase (decrease) in Accumulation Unit Value	55.708	78.043	(3.700)	23.006
Accumulation Unit Value:
Beginning of period	514.765	436.722	440.422	417.416
End of period	$570.473	$514.765	$436.722	$440.422
Total return(3)	10.82%	17.87%	(0.84)%	5.51%
Ratios to Average net assets(2):
Expenses(1)	0.84%	0.84%	0.81%	0.78%
Investment income, net	2.46%	2.82%	2.85%	2.90%
Portfolio turnover rate(3):
Real estate properties(4)	3.2%	7.6%	7.1%	7.8%
Marketable securities(5)	2.2%	—%	113.4%	28.7%
Accumulation Units outstanding at end of period (millions)	54.0	53.4	52.0	60.8
Net assets end of period (millions)	$31,448.8	$28,072.0	$23,243.9	$27,307.9
(1)Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year-to-date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.
(2)Percentages for the six months ended June 30, 2022 are annualized.
(3)Percentages for the six months ended June 30, 2022 are not annualized.
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

Note 13—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Six Months Ended June 30, 2022	For the Year Ended December 31, 2021

Outstanding:
Beginning of period	53.4	52.0
Credited for premiums	3.1	6.4
Annuity, other periodic payments, withdrawals and death benefits	(2.5)	(5.0)
End of period	54.0	53.4
Note 14—Commitments and Contingencies
Commitments—As of June 30, 2022 and December 31, 2021, the Account had the following immediately callable commitments to purchase additional interests in its real estate funds or provide additional funding through its loans receivable investments (in millions):

	Commitment Expiration	June 30, 2022	December 31, 2021

Real Estate Funds(1)
Veritas Trophy VI, LLC	08/2022	$18.6	$20.6
SP V - II, LLC	09/2022	10.4	12.9
JCR Capital - REA Preferred Equity Parallel Fund	12/2022	56.1	75.3
Silverpeak NRE FundCo 2 LLC	12/2022	32.1	43.7
Silverpeak NRE FundCo LLC	12/2022	29.7	37.3
Silverpeak NRE FundCo 3 LLC	6/2023	76.8	—
Taconic New York City GP Fund	11/2023	4.2	4.2
Flagler - REA Healthcare Properties Partnership	02/2025	1.2	1.2
Townsend Group Value-Add Fund	12/2026	89.7	125.9
		$318.8	$321.1
Loans Receivable(2)
BREP VIII Industrial Mezzanine	03/2022	$—	$22.4
311 South Wacker Mezzanine	08/2022	2.2	2.2
San Diego Office Portfolio Senior Loan	08/2022	5.9	6.8
San Diego Office Portfolio Mezzanine	08/2022	2.0	2.2
MRA Hub 34 Holding, LLC	08/2022	1.4	1.5
1330 Broadway Mezzanine	09/2022	10.9	10.9
Liberty Park Mezzanine	11/2022	2.6	2.6
Colony New England Hotel Portfolio Senior Loan	11/2022	14.1	14.1
Colony New England Hotel Portfolio Mezzanine	11/2022	4.7	4.7
Exo Apartments Mezzanine	01/2023	2.4	2.4
SCG Oakland Portfolio Mezzanine	03/2023	5.4	6.1
Five Oak Mezzanine	03/2023	1.6	1.6
5 Points Towers Mezzanine	03/2024	3.7	4.2
The Stratum Senior Loan	05/2024	1.7	2.0
The Stratum Mezzanine	05/2024	0.6	0.7
Spring House Innovation Park Senior Loan	07/2024	31.7	38.0
Spring House Innovation Park Mezzanine	07/2024	10.6	12.7
Project Sonic Senior Loan	06/2025	3.9	—

	Commitment Expiration	June 30, 2022	December 31, 2021
Project Sonic Mezzanine	06/2025	1.3	—
One Biscayne Tower Senior Loan	07/2025	31.8	—
One Biscayne Tower Mezzanine	07/2025	10.6	—
The Reserve at Chino Hills	08/2025	16.8	20.0
Sixth and Main Senior Loan	11/2025	6.5	6.9
Sixth and Main Mezzanine	11/2025	3.6	3.7
		$176.0	$165.7

TOTAL COMMITMENTS		$494.8	$486.8
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

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	June 30, 2022		December 31, 2021
	Fair Value	% of Net Assets	Fair Value	% of Net Assets

Alabama
Retail	58.9	0.2%	61.8	0.2%
	$58.9	0.2%	$61.8	0.2%
Arizona
Industrial	52.5	0.2%	33.3	0.1%
Office	63.0	0.2%	55.0	0.2%
Other(1)	4.0	—%	—	—%
	$119.5	0.4%	$88.3	0.3%
California
Apartments	1,780.7	5.7%	1,759.2	6.3%
Industrial	3,890.8	12.4%	2,939.8	10.5%
Office	704.7	2.2%	771.1	2.7%
Retail	443.2	1.4%	507.1	1.8%
	$6,819.4	21.7%	$5,977.2	21.3%
Colorado
Office	110.0	0.3%	108.0	0.4%
Retail	—	—%	69.5	0.2%
	$110.0	0.3%	$177.5	0.6%
Connecticut
Office	72.2	0.2%	73.7	0.3%
	$72.2	0.2%	$73.7	0.3%
Florida
Apartments	1,283.2	4.1%	1,074.5	3.8%
Industrial	673.6	2.1%	452.5	1.6%
Office	504.6	1.6%	490.3	1.8%
Retail	160.2	0.5%	153.4	0.5%
Other(1)	—	—%	55.2	0.2%
	$2,621.6	8.3%	$2,225.9	7.9%
Georgia
Apartments	447.8	1.4%	393.1	1.4%
Industrial	251.7	0.8%	193.0	0.7%
Retail	270.9	0.9%	242.8	0.9%
	$970.4	3.1%	$828.9	3.0%
Illinois
Apartments	126.1	0.4%	120.0	0.4%
Industrial	175.6	0.6%	149.6	0.5%
Retail	203.1	0.6%	196.7	0.7%
Other(1)	5.6	—%	—	—%
	$510.4	1.6%	$466.3	1.6%
Indiana
Industrial	120.0	0.4%	115.0	0.4%
	$120.0	0.4%	$115.0	0.4%
Maryland
Apartments	93.1	0.3%	73.1	0.3%
Industrial	69.3	0.2%	67.7	0.2%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	June 30, 2022		December 31, 2021
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Retail	77.8	0.3%	73.5	0.3%
	$240.2	0.8%	$214.3	0.8%
Massachusetts
Apartments	59.7	0.2%	—	—%
Industrial	159.4	0.5%	127.0	0.5%
Office	736.0	2.3%	736.7	2.6%
Retail	128.1	0.4%	125.0	0.4%
	$1,083.2	3.4%	$988.7	3.5%
Minnesota
Apartments	109.7	0.4%	107.9	0.4%
Industrial	161.3	0.5%	—	—%
	$271.0	0.9%	$107.9	0.4%
New Jersey
Industrial	413.1	1.3%	306.4	1.1%
Retail	92.3	0.3%	96.1	0.3%
	$505.4	1.6%	$402.5	1.4%
New York
Apartments	266.2	0.8%	260.2	0.9%
Office	900.4	2.9%	890.0	3.2%
	$1,166.6	3.7%	$1,150.2	4.1%
North Carolina
Apartments	80.9	0.3%	79.4	0.3%
Retail	92.1	0.3%	89.4	0.3%
	$173.0	0.6%	$168.8	0.6%
Oregon
Apartments	43.7	0.1%	38.9	0.1%
	$43.7	0.1%	$38.9	0.1%
Pennsylvania
Retail	71.8	0.2%	70.8	0.3%
	$71.8	0.2%	$70.8	0.3%
Rhode Island
Retail	—	—%	12.5	—%
	$—	—%	$12.5	—%
South Carolina
Apartments	92.0	0.3%	89.2	0.3%
Retail	50.3	0.2%	48.2	0.2%
	$142.3	0.5%	$137.4	0.5%
Tennessee
Apartments	44.1	0.1%	—	—%
Industrial	76.0	0.2%	70.8	0.3%
Retail	146.9	0.5%	132.3	0.5%
	$267.0	0.8%	$203.1	0.8%
Texas
Apartments	706.5	2.2%	622.7	2.2%
Industrial	967.8	3.1%	733.0	2.6%
Office	623.6	2.0%	583.1	2.1%
Other(1)	100.0	0.3%	98.1	0.4%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	June 30, 2022		December 31, 2021
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
	$2,397.9	7.6%	$2,036.9	7.3%
Utah
Office	125.4	0.4%	124.5	0.4%
	$125.4	0.4%	$124.5	0.4%
Virginia
Apartments	425.7	1.4%	392.6	1.4%
Office	119.2	0.4%	122.5	0.4%
Retail	163.9	0.5%	154.7	0.6%
	$708.8	2.3%	$669.8	2.4%
Washington
Apartments	347.0	1.1%	330.5	1.2%
Industrial	615.8	2.0%	509.2	1.8%
	$962.8	3.1%	$839.7	3.0%
Washington D.C.
Apartments	358.7	1.1%	347.6	1.2%
Office	1,368.4	4.4%	1,375.7	4.9%
	$1,727.1	5.5%	$1,723.3	6.1%
TOTAL REAL ESTATE PROPERTIES
(Cost: $14,395.8 and $14,163.2)	$21,288.6	67.7%	$18,903.9	67.3%

REAL ESTATE JOINT VENTURES
Location/Sector	June 30, 2022		December 31, 2021
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
California
Office	1,492.6	4.7%	1,582.9	5.6%
Retail	53.6	0.2%	92.4	0.3%
Industrial	69.0	0.2%	59.0	0.2%
	$1,615.2	5.1%	$1,734.3	6.1%
Florida
Retail	659.5	2.1%	826.8	3.0%
	$659.5	2.1%	$826.8	3.0%
Maryland
Retail	17.5	0.1%	15.7	0.1%
Other(1)	9.7	—%	6.5	—%
	$27.2	0.1%	$22.2	0.1%
Massachusetts
Office	470.0	1.5%	458.0	1.6%
	$470.0	1.5%	$458.0	1.6%
Nevada
Retail	580.1	1.9%	557.8	2.0%
	$580.1	1.9%	$557.8	2.0%
New York
Apartments	50.3	0.2%	114.7	0.4%
Industrial	84.3	0.3%	82.3	0.3%
Office	192.2	0.6%	148.3	0.5%
Retail	34.0	0.1%	31.2	0.1%
	$360.8	1.2%	$376.5	1.3%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE JOINT VENTURES
Location/Sector	June 30, 2022		December 31, 2021
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
North Carolina
Office	63.6	0.2%	47.4	0.2%
Retail	139.6	0.5%	127.7	0.5%
Other(1)	30.0	0.1%	—	—%
	$233.2	0.8%	$175.1	0.7%
Phoenix
Other(1)	9.9	—%	—	—%
	$9.9	—%	$—	—%
South Carolina
Apartments	59.0	0.2%	58.7	0.2%
	$59.0	0.2%	$58.7	0.2%
Summerville
Other(1)	6.7	—%	—	—%
	$6.7	—%	$—	—%
Tennessee
Retail	222.7	0.7%	116.6	0.5%
	$222.7	0.7%	$116.6	0.5%
Texas
Industrial	52.9	0.2%	50.6	0.2%
Office	357.6	1.1%	347.4	1.2%
Other(1)	8.3	—%	—	—%
	$418.8	1.3%	$398.0	1.4%
Washington
Office	162.2	0.5%	164.3	0.6%
	$162.2	0.5%	$164.3	0.6%
Various(2)
Apartments	1,107.4	3.5%	938.6	3.3%
Office	484.1	1.5%	406.4	1.5%
Other(1)	1,187.1	3.8%	902.7	3.2%
	$2,778.6	8.8%	$2,247.7	8.0%
Foreign
Other(3)	39.0	0.1%	39.9	0.1%
	$39.0	0.1%	$39.9	0.1%
TOTAL REAL ESTATE JOINT VENTURES
(Cost: $5,648.1 and $5,497.9)	$7,642.9	24.3%	$7,175.9	25.6%
(1)Represents investments outside of the Account's core sectors such as storage portfolios, hotels and land.
(2)Properties within these investments are located throughout the United States.
(3)Property is located outside of the United States.

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES
	June 30, 2022		December 31, 2021
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Corporate bonds	580.4	1.8%	551.8	2.0%
U.S. government agency notes	1,505.0	4.8%	864.1	3.1%
Foreign government agency notes	17.0	0.1%	7.6	—%
U.S. treasury securities	621.6	2.0%	784.3	2.8%
TOTAL MARKETABLE SECURITIES
(Cost: $2,771.7 and $2,217.0)	$2,724.0	8.7%	$2,207.8	7.9%

TOTAL REAL ESTATE FUNDS
(Cost: $781.5 and $692.9)	$907.0	2.9%	$811.5	2.9%

TOTAL REAL ESTATE OPERATING BUSINESS
(Cost: $352.5 and $251.6)	$628.0	2.0%	$326.3	1.2%

TOTAL LOANS RECEIVABLE
(Cost: ($1,582.0 and $1,434.3)	$1,488.2	4.7%	$1,422.7	5.1%

TOTAL LOANS RECEIVABLE WITH RELATED PARTIES
(Cost: $69.9 and $69.8)	$69.9	0.2%	$69.9	0.2%

TOTAL INVESTMENTS
(Cost: $25,601.5 and $24,326.7)	$34,748.6	110.5%	$30,918.0	110.2%

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
Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended June 30, 2022 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.
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
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. Management intends that the Account will not hold more than 10% of net assets in such securities on a long-term basis. As of June 30, 2022, the Account did not hold any publicly traded REIT securities or CMBS.
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
Foreign Investments. The Account may also make foreign real estate and foreign real estate-related investments and foreign liquid, fixed-income investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management doesn't intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of June 30, 2022, the fair value of the Account's foreign real estate investments was $39.0 million.
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
SECOND QUARTER 2022 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook

Key Macro Economic Indicators*	Actuals		Forecast
	2021	2Q 2022	2022	2023
Economy(1)
Gross Domestic Product ("GDP")	5.7%	(0.9)%	2.5%	1.6%
Employment Growth (2)	549	375	337	125
Unemployment Rate	5.4%	3.6%	3.7%	3.9%
Interest Rates(3)
10 Year Treasury	1.5%	3.0%	3.3%	3.1%
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

Economic patterns have been abnormal for the past two years but are slowly reverting to pre-pandemic form. Countries and sectors are normalizing at different rates, creating market turbulence and contradicting economic forecasts. Significant moderation in inflation is expected over the next 18 months as financial conditions tighten and economic growth slows in the world's largest economies; however, a mild recession is certainly not out of the question. U.S. GDP is projected to have increased by 1% quarter-over-quarter (seasonally adjusted annualized rate) in the second quarter of 2022 and 2.2% year-over-year. The economy added over one million jobs in the second quarter of 2022, according to the nonfarm payroll measurement from the U.S. Bureau of Labor Statistics, bringing the unemployment rate down to 3.6% as of June 2022.
Consumer spending is supporting growth in the developed world, with many countries still benefiting from pandemic-era pent-up demand and excess savings. Jobs have returned quickly, and wages are rising about as fast as prices, yet consumers have never reported feeling more pessimistic. Sentiment surveys register lower readings today than even amid the 2008 financial crisis. At the same time, however, consumer spending growth is keeping pace with inflation. Rising net worth and job security will be far more significant predictors of consumer behavior than general sentiment.
Geopolitical strife, such as the continuing military conflict between Russia and Ukraine, has contributed to persistent energy and food cost increases. This affects every consumer, but higher-income households and wealthier countries are relatively insulated from the direct consequences. Some emerging markets may soon be susceptible to acute food shortages and even social unrest unless supplies replenish and price increases relent. The U.S. will have a narrower base of consumption growth this year as fewer households meaningfully increase their real spending.
Every economic data point is being refracted through the prism of how central banks will respond to higher inflation. This puts the labor market, a leading inflation indicator because wages play a significant role in determining prices, at the center of our attention for the balance of 2022. News of job or pay freezes sounds negative, but they are necessary to slow the rapid pace of aggregate demand growth, rebalance the economy and allow policymakers to take their feet off the brakes. While a lot more central bank rate hikes lie ahead, a modest softening in employment data can help ensure that central banks don't wholly halt economic expansion.
In June 2022, the U.S. Federal Reserve (“Fed”) met in a particularly chaotic period for financial markets and delivered a 75 basis point (bps) interest rate hike. The federal funds rate target range now stands at 1.50% - 1.75%, and it seems certain to travel higher at the next meeting. Inflation has not moderated as much as the Fed or the market expected it to over the year's first five months. This is mainly because the ongoing war in Ukraine has increased the prices of goods and services sensitive to food and energy costs, such as gasoline and core services like airfares.
The Fed and the market recognize that tighter financial conditions are required to dissuade employers from hiring and raising wages, effectively short-circuiting any budding wage-price spiral. Data showing falling job openings and softening wage growth are therefore welcome. The data collected between now and the end of the summer related to job openings, wage growth, and other measures of price inflation, is expected to help bring those rate expectations down a bit further.
Real Estate Market Conditions and Outlook
Real estate has produced strong returns over the last few years but has only priced in the effects of higher inflation and monetary policy tightening to a limited extent. Commercial real estate (“CRE”) investments have been relatively insulated from recent market volatility over the past two quarters, but CRE appreciation may be negative in the short term and have values correct due to upward pressure on capitalization rates. Some properties in strongly performing sectors, such as the housing, industrial, and storage sectors, will however continue to benefit from high-income growth as rolling leases are marked-up to account for higher rents.
The retail and office sectors have continued to underperform due to changes in structural demand initially caused by the pandemic, and contractionary economic drivers, such as decreases in office-using employment and consumer spending. Values in cyclical sectors, such as lodging and gaming, and sectors with the strongest appreciation over the last year, such as industrial, self storage, and life science, may correct in the short term due to capitalization rate expansion. However, properties that transport and store real assets, such as warehouses and cold-storage properties, could be more inflation-resistant and insulated from short-term volatility. Additionally, apartment properties, particularly affordable properties, may outperform due to a decrease in mortgage demand, which will support the rental market. According to Real Capital Analytics, U.S. real estate transaction volumes are up 17% year-to-year as of June 2022. Over the past year, apartments and industrial have captured approximately 63% of total U.S. transaction volumes, illustrating the strong investor interest in these two property types.
The Account earned a net 5.11% return in the second quarter of 2022 and 23.04% over the last year. The strong performance resulted from materially positive appreciation within the industrial, housing, and alternative real estate sectors over both periods. Favorable borrowing costs and attractive supply and demand fundamentals resulted in increased investor demand, which was the dominant contributor to appreciation; however, current market conditions and rising interest rates have reduced investor appetite in these sectors. As of June 30, 2022, the Account's leverage position was 17.2%. This low level of leverage and ability to access financing at attractive rates allows the Account to opportunistically deploy capital during periods of market volatility when other funds may focus on shoring up balance sheets. The Account expects to continue to seek opportunities that improve portfolio diversification throughout 2022 by selling lower productivity assets and acquiring assets with higher growth potential and economic resiliency.
Data for the Account’s top five markets in terms of market value as of June 30, 2022 are provided below. The five markets presented below represent 42.4% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 89.8% leased.

Top 5 Metro Areas by Fair Market Value(1)	Account % Leased Fair Value Weighted(2)	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio(3)	Metro Area Fair Value as a % of Total Investments
Los Angeles-Long Beach-Anaheim, CA	85.2%	23	10.1%	8.4%
Washington-Arlington-Alexandria, DC-VA-MD-WV	84.5%	18	9.4%	7.8%
Riverside-San Bernardino-Ontario, CA	100.0%	7	9.4%	7.8%
New York-Newark-Jersey City, NY-NJ-PA	85.2%	14	6.8%	5.6%
Miami-Fort Lauderdale-West Palm Beach, FL	95.2%	14	6.7%	5.6%
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
Office
The office sector is still suffering from the effects of the COVID-19 pandemic and the current uncertainty surrounding the geopolitical climate and inflation have added to the delay of long-term commitment for space. Many companies are still moving cautiously in regards to reentry into the office and are continuing to invest in telecommuting options and infrastructure to facilitate remote work (e.g. new hardware, additional data storage), which will likely persist after the pandemic fully subsides. Companies may also begin requiring less space due to reduced on-site employee presence; however, some companies may require additional space to better facilitate open-office concepts that incorporate distancing between employees.
Vacancy nationwide remained relatively flat with a slight increase from 12.2% in the first quarter of 2022 to 12.3% in the second quarter of 2022, as reported by CoStar. Vacancy rates have remained high in large downtown markets, such as New York and Los Angeles, while suburban markets are seeing strong rent growth. The vacancy rate of the Account’s office portfolio increased to 19.2% in the second quarter of 2022, as compared to 18.0% in the prior quarter. The above-average vacancy rate in the New York metro area is driven by two properties currently undergoing redevelopment to increase the long term value of the properties. The vacancy rate in the New York metro is expected to remain elevated over the near term as legacy tenants fully vacate the properties and redevelopment efforts continue. The increased vacancy rate in the Los Angeles and Washington D.C. metro areas can both be attributed to expired leases.

As of June 30, 2022, the Account's rents from office tenants were not materially affected by the COVID-19 pandemic, but the duration of the effects of the COVID-19 pandemic remain unknown. Tenants requesting rent relief have generally requested rent deferrals for a limited period of time (i.e., less than six months), with the unpaid rent to be paid over the duration of the remaining lease. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions.

			Account Square Foot Weighted Average Vacancy		Market Vacancy(2)
Top 5 Office Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q2 2022	Q1 2022	Q2 2022	Q1 2022
			19.2%	18.0%	12.3%	12.2%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,487.6	4.3%	17.4%	15.3%	15.1%	14.7%
Boston-Cambridge-Newton, MA-NH	1,206.1	3.5%	17.7%	21.6%	9.1%	9.0%
New York-Newark-Jersey City, NY-NJ-PA	1,105.6	3.2%	25.7%	30.7%	12.9%	12.3%
Los Angeles-Long Beach-Anaheim, CA	973.3	2.8%	18.8%	17.7%	13.5%	13.6%
San Diego-Carlsbad, CA	788.4	2.3%	2.7%	2.7%	10.5%	11.2%
(1)The table above has been standardized to depict MSA definitions.
(2)Source: CoStar. Market vacancy is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space. Market vacancy rates are subject to change.
Industrial
The industrial sector saw record-breaking activity in the first half of 2022. The pandemic has accelerated consumers' long-term shift to e-commerce, and this shift has caused demand for industrial space to rise to unprecedented levels. Construction of industrial properties is also at a record high as developers try to keep up with the demand but timing of delivery remains uncertain as supply chain issues are creating challenges.
The national industrial availability rate for the second quarter of 2022 was 3.9%, which is the lowest level ever recorded, as compared to 4.1% during the prior quarter, as reported by CoStar. The average vacancy rate of the industrial properties held by the Account increased from 3.9% in the first quarter of 2022 to 8.0% in the second quarter of 2022. The increase is due to the Account purchasing two newly developed industrial portfolios in the Dallas-Fort Worth area that are currently in their lease-up period.
As of June 30, 2022, the Account's rents from industrial tenants were not materially affected by the COVID-19 pandemic, but the duration of the effects of the COVID-19 pandemic remain unknown. Tenants requesting rent relief have generally requested rent deferrals for a limited period of time (i.e., less than six months), with the unpaid rent to be paid over the duration of the remaining lease. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions, though demand for industrial space has been relatively steady throughout the pandemic.

			Account Square Foot Weighted Average Vacancy		Market Vacancy(2)
Top 5 Industrial Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q2 2022	Q1 2022	Q2 2022	Q1 2022
Account / Nation			8.0%	3.9%	3.9%	4.1%
Riverside-San Bernardino-Ontario, CA	$2,598.4	7.5%	—%	—%	1.6%	1.5%
Los Angeles-Long Beach-Anaheim, CA	752.4	2.2%	2.9%	1.6%	1.8%	1.6%
Dallas-Fort Worth-Arlington, TX	616.9	1.8%	10.0%	—%	5.6%	5.8%
Seattle-Tacoma-Bellevue, WA	615.8	1.8%	—%	—%	4.2%	3.9%
Miami-Fort Lauderdale-West Palm Beach, FL	515.9	1.5%	—%	1.2%	2.8%	3.0%
(1)The table above has been standardized to depict MSA definitions.
(2)Source: CoStar. Market vacancy is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space. Market vacancy rates are subject to change.
Multi-Family
The national apartment vacancy rate increased from 2.5% in the first quarter of 2022 to 3.2% in the second quarter of 2022, as reported by RealPage. Rents are currently at an all time high and availability is low, which is causing rental growth to slow down. The growing economic uncertainty and rising inflation has also had a large impact on the demand for apartments. The vacancy rate of the Account’s apartment properties increased slightly to 6.9% in the second quarter of 2022 as compared to 6.4% in the prior quarter driven by expiring leases at several student housing properties.
As of June 30, 2022, the Account's rents from multifamily tenants were not materially affected by the COVID-19 pandemic, but the duration of the effects of the COVID-19 pandemic remain unknown. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions. Rent concessions for new and existing tenants have moderately increased in recent months in an effort to generate and keep occupancy.

			Account Units Weighted Average Vacancy		Market Vacancy(2)
Top 5 Apartment Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q2 2022	Q1 2022	Q2 2022	Q1 2022
Account / Nation			6.9%	6.4%	3.2%	2.5%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$877.4	2.5%	7.0%	8.4%	3.4%	2.6%
Los Angeles-Long Beach-Anaheim, CA	876.4	2.5%	5.6%	6.2%	2.7%	2.1%
Miami-Fort Lauderdale-West Palm Beach, FL	771.2	2.2%	6.8%	6.4%	1.5%	1.5%
Atlanta-Sandy Springs-Roswell, GA	447.8	1.3%	8.5%	11.9%	4.3%	3.1%
San Diego-Carlsbad, CA	401.2	1.2%	4.2%	2.7%	1.7%	1.3%
(1)The table above has been standardized to depict MSA definitions.
(2)Source: RealPage. Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units. Market vacancy rates are subject to change.

Retail
The retail sector continued to strengthen in the second quarter of 2022, despite the lingering effects of the pandemic, supply chain challenges, and economic uncertainty resulting from the Russian invasion of Ukraine. The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers. The retail portfolio is managed to minimize significant exposure to any single retailer. The Account has over 1,100 retailers across its portfolio, with its largest retail exposure comprising less than 5.0% of total retail rentable area. The Account’s retail vacancy was 10.5% in the second quarter of 2022, down slightly from 10.8% in the prior quarter.
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

			Account Units Weighted Average Vacancy		Market Vacancy*
	Total Exposure ($M)	% of Total Investments	Q2 2022	Q1 2022	Q2 2022	Q1 2022
All Retail			10.5%	10.8%	4.4%	4.5%
Lifestyle & Mall	$1,693.9	4.9%	14.1%	14.0%	6.9%	7.2%
Neighborhood, Community & Strip	1,387.2	4.0%	6.9%	7.3%	6.3%	6.4%
Power Center**	472.1	1.4%	10.8%	15.2%	4.9%	5.2%
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
Hotel
The impact of the COVID-19 pandemic on the hospitality sector has been especially severe among hotels that cater primarily to business travelers. Business travel increased during the second quarter of 2022 and is expected to grow as more employees return to office and conferences shift back to in-person. Leisure travel has continued to increase with the summer season, which generally sees an influx of travelers.
The Account's exposure to the hospitality sector is limited to one hotel in the Dallas metro area. The hotel is located in a business park in the Dallas metro area and caters largely to business travelers. Key metrics to track hotel performance include occupancy, the average daily rate (“ADR”) and revenue per available room (“RevPAR”). For the quarter ended June 30, 2022, occupancy of the property increased to 51.6%, as compared to 35.5% in the previous quarter. ADR and RevPAR were $132.54 and $109.58, respectively, for the second quarter of 2022, as compared to $126.66 and $69.03, respectively, in the prior quarter.

INVESTMENTS
As of June 30, 2022, the Account held 83.3% of its total investments in real estate and real estate joint ventures. The Account also held investments in loans receivable, including those with related parties, representing 4.5% of total investments, U.S. government agency notes representing 4.3% of total investments, real estate funds representing 2.6% of total investments, a real estate operating business representing 1.8% of total investments, U.S. treasury securities representing 1.8% of total investments, and corporate bonds representing 1.7% of total investments.
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of June 30, 2022 was $2.1 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $3.3 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the Consolidated Schedules of Investments. Total outstanding principal on the Account’s portfolio as of June 30, 2022, inclusive of loans payable within the joint venture investments, $249.5 million in loans collateralized by a loan receivable, $500.0 million outstanding on the Account's line of credit and $500.0 million in senior notes payable, was $6.6 billion, which represented a loan-to-value ratio of 17.2%.
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
The following table lists the Account's ten largest investments as of June 30, 2022. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Concentrations of Risk.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	$1,335.0	$—	$1,335.0	4.1%	3.5%
Simpson Housing Portfolio	80%	Various	U.S.A.	Apartment	1,101.2	388.8	712.4	3.4%	2.9%
Fashion Show	50%	Las Vegas	NV	Retail	985.4	414.4	571.0	3.1%	2.6%
1001 Pennsylvania Avenue	100%	Washington	DC	Office	804.4	304.7	499.7	2.5%	2.1%
The Florida Mall	50%	Orlando	FL	Retail	737.5	298.6	438.9	2.3%	2.0%
Colorado Center	50%	Santa Monica	CA	Office	634.2	262.3	371.9	2.0%	1.7%
Lincoln Centre	100%	Dallas	TX	Office	574.7	—	574.7	1.8%	1.5%
Storage Portfolio II	90%	Various	U.S.A.	Storage	544.8	172.5	372.3	1.7%	1.4%
99 High Street	100%	Boston	MA	Office	529.8	261.5	268.3	1.7%	1.4%
701 Brickell Avenue	100%	Miami	FL	Office	504.6	176.9	327.7	1.6%	1.4%
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

Results of Operations
Three months ended June 30, 2022 compared to three months ended June 30, 2021
Net Investment Income
The following table shows the results of operations for the three months ended June 30, 2022 and 2021 and the dollar and percentage changes for those periods (dollars in millions).

	For the Three Months Ended June 30,		Change
	2022	2021	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$314.1	$305.3	$8.8	2.9%
Real estate property level expenses:
Operating expenses	71.1	63.6	7.5	11.8%
Real estate taxes	50.3	51.9	(1.6)	(3.1)%
Interest expense	21.3	23.6	(2.3)	(9.7)%
Total real estate property level expenses	142.7	139.1	3.6	2.6%
Real estate income, net	171.4	166.2	5.2	3.1%
Income from real estate joint ventures	42.5	49.3	(6.8)	(13.8)%
Income from real estate funds	5.5	2.5	3.0	N/M
Interest	22.3	20.8	1.5	7.2%
TOTAL INVESTMENT INCOME	241.7	238.8	2.9	1.2%
Expenses:
Investment management charges	21.4	16.3	5.1	31.3%
Administrative charges	8.9	11.7	(2.8)	(23.9)%
Distribution charges	5.0	5.6	(0.6)	(10.7)%
Mortality and expense risk charges	0.1	0.3	(0.2)	(66.7)%
Liquidity guarantee charges	22.4	14.5	7.9	54.5%
TOTAL EXPENSES	57.8	48.4	9.4	19.4%
INVESTMENT INCOME, NET	$183.9	$190.4	$(6.5)	(3.4)%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the three months ended June 30, 2022 and 2021. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2022	2021	$	%	2022	2021	$	%	2022	2021	$	%
Same Property	$299.1	$284.0	$15.1	5.3%	$67.9	$59.2	$8.7	14.7%	$47.7	$48.1	$(0.4)	(0.8)%
Properties Acquired	9.7	0.1	9.6	N/M	1.9	—	1.9	N/M	1.5	—	1.5	N/M
Properties Sold	5.3	21.2	(15.9)	(75.0)%	1.3	4.4	(3.1)	(70.5)%	1.1	3.8	(2.7)	(71.1)%
Impact of Properties Acquired/Sold	15.0	21.3	(6.3)	(29.6)%	3.2	4.4	(1.2)	(27.3)%	2.6	3.8	(1.2)	(31.6)%
Total Property Portfolio	$314.1	$305.3	$8.8	2.9%	$71.1	$63.6	$7.5	11.8%	$50.3	$51.9	$(1.6)	(3.1)%

N/M—Not meaningful
Rental Income:
Rental income increased by $8.8 million, or 2.9%, when compared to the second quarter of 2021, driven by increases across the industrial and apartment sectors due to reductions in bad debt expenses and decreases in rent concessions. The Account's hotel property also experienced an increase in income which can be attributed to an increase in occupancy driven by convention activity, which was previously stifled by the restrictions placed on the hotel industry due to the COVID-19 pandemic.
Operating Expenses:
Operating expenses increased $7.5 million, or 11.8%, when compared to the second quarter of 2021.The increase is attributed to increases in repair and maintenance costs, as well as utility costs, across all sectors.
Real Estate Taxes:
Real estate taxes decreased $1.6 million, or 3.1%, when compared to the same period in 2021, primarily due to a slight decrease in property taxes at an office property located in Dallas, Texas.
Interest Expense:
Interest expense decreased $2.3 million, or 9.7%, when compared to the same period in 2021, as a result of lower average interest rates and outstanding principal balances on loans payable.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures decreased $6.8 million when compared to the same period in 2021, as a result of dispositions and lower distributed income from one of the Account's large retail properties located in Las Vegas, Nevada.
Income from Real Estate Funds:
Income from real estate funds increased $3.0 million when compared to the same period in 2021, primarily as a result of the increase in investments in real estate funds and the purchase of additional interests pursuant to existing commitments.
Interest Income:
Interest income increased $1.5 million in comparison to the same period of 2021, due to an increase in the Account's loans receivable.
Expenses:
Investment management, administrative and distribution costs charged to the Account are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. These expenses decreased $1.7 million over the comparable period of 2021.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. Mortality and expense risk expenses decreased between the comparative periods due to a decrease in the mortality and expense risk charge. Liquidity guarantee expenses were $7.9 million higher than the comparable period of 2021 as a result of a higher liquidity guarantee expense charge and higher average net assets.
Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized gains and losses on investments and debt for the three months ended June 30, 2022 and 2021 and the dollar and percentage changes for those periods (dollars in millions).

	For the Three Months Ended June 30,		Change
	2022	2021	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments:
Real estate properties	$37.9	$199.8	$(161.9)	(81.0)%
Real estate joint ventures	(37.8)	(0.1)	(37.7)	N/M
Marketable securities	(0.3)	—	(0.3)	N/M
Loans receivable	—	(13.4)	13.4	N/M
Total realized (loss) gain on investments:	(0.2)	186.3	(186.5)	N/M
Net change in unrealized gain (loss) on:
Real estate properties	939.7	404.2	535.5	N/M
Real estate joint ventures	277.1	99.8	177.3	N/M
Real estate funds	16.3	0.3	16.0	N/M
Real estate operating business	140.4	22.1	118.3	N/M
Foreign currency exchange on forward contracts	1.6	—	1.6	N/M
Marketable securities	(9.9)	(0.3)	(9.6)	N/M
Loans receivable	(83.2)	5.4	(88.6)	N/M
Loans payable	46.1	10.5	35.6	N/M
Senior notes payable	13.8	—	13.8	N/M
Net change in unrealized gain on investments and debt	1,341.9	542.0	799.9	N/M
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND DEBT	$1,341.7	$728.3	$613.4	84.2%
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $977.6 million during the second quarter of 2022, compared to $604.0 million of net realized and unrealized gains during the comparable period of 2021. While the Account saw appreciation across various real estate sectors in the second quarter of 2022, unrealized gains were primarily driven by industrial and multi-family properties in the Western and Southern regions due to increased average market and contract rents.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized gains of $239.3 million during the second quarter of 2022, compared to $99.7 million during the second quarter of 2021. Net gains were seen across the joint venture investment portfolio in the second quarter of 2022. The Account's joint venture investments in storage facilities, which saw a large increase in appreciation, reflective of capitalization rate compression in the self-storage industry, as well as a multi-family portfolio with properties located through out the United States and a large multi-family investment in New York, were the largest contributors to the gains.
Real Estate Funds:
Real estate funds experienced unrealized gains of $16.3 million during the second quarter of 2022, compared to $0.3 million net unrealized gains during the second quarter of 2021. Unrealized gains in the second quarter of 2022 were driven by favorable valuations of two of the Account's funds.
Real Estate Operating Business:
The Account's real estate operating business experienced unrealized gains of $140.4 million during the second quarter of 2022, compared to $22.1 million of unrealized gains during the second quarter of 2021. Unrealized gains in the second quarter of 2022 were primarily attributed to favorable projected cash flows and industry share price growth due to a recapitalization of the business.

Marketable Securities:
The Account's marketable securities positions experienced net realized and unrealized losses of $10.2 million in the second quarter of 2022. The current period losses are the result of the short and intermediate-term nature of the Account's U.S. Treasuries, government agency notes and corporate bond holdings, paired with a nominal fluctuation in U.S. Treasury rates during the quarter.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced unrealized losses of $83.2 million during the second quarter of 2022 compared to a $8.0 million of net realized and unrealized losses during the comparable period of 2021. The current period losses are attributed to an unfavorable valuation of one loan collateralized by an office property located in Chicago, Illinois.
Loans Payable:
Loans payable experienced unrealized gains of $46.1 million in the second quarter of 2022, compared to $10.5 million of unrealized gains during the comparable period of 2021. The unrealized gains in the second quarter of 2022 were attributable to increases in U.S. Treasury yields driven by inflation risk, partially offset by narrowing of credit spreads.
Senior Notes Payable:
Senior notes payable experienced unrealized gains of $13.8 million in the second quarter of 2022.
Six months ended June 30, 2022 compared to six months ended June 30, 2021
Net Investment Income
The following table shows the results of operations for the six months ended June 30, 2022 and 2021 and the dollar and percentage changes for those periods (dollars in millions).

	For the Six Months Ended June 30,		Change
	2022	2021	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$617.8	$594.1	$23.7	4.0%
Real estate property level expenses:
Operating expenses	144.7	132.6	12.1	9.1%
Real estate taxes	102.0	106.7	(4.7)	(4.4)%
Interest expense	42.2	46.5	(4.3)	(9.2)%
Total real estate property level expenses	288.9	285.8	3.1	1.1%
Real estate income, net	328.9	308.3	20.6	6.7%
Income from real estate joint ventures	103.0	92.2	10.8	11.7%
Income from real estate funds	11.5	4.7	6.8	N/M
Interest	43.0	40.7	2.3	5.7%
Other	0.8	—	0.8	N/M
TOTAL INVESTMENT INCOME	487.2	445.9	41.3	9.3%
Expenses:
Investment management charges	43.9	33.5	10.4	31.0%
Administrative charges	22.4	26.5	(4.1)	(15.5)%
Distribution charges	12.3	13.9	(1.6)	(11.5)%
Mortality and expense risk charges	0.5	0.6	(0.1)	(16.7)%
Liquidity guarantee charges	45.1	28.4	16.7	58.8%
TOTAL EXPENSES	124.2	102.9	21.3	20.7%
INVESTMENT INCOME, NET	$363.0	$343.0	$20.0	5.8%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the six months ended June 30, 2022 and 2021. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2022	2021	$	%	2022	2021	$	%	2022	2021	$	%
Same Property	$586.5	$547.6	$38.9	7.1%	$138.3	$122.9	$15.4	12.5%	$96.7	$98.8	$(2.1)	(2.1)%
Properties Acquired	17.8	0.1	17.7	N/M	3.3	—	3.3	N/M	2.6	—	2.6	N/M
Properties Sold	13.5	46.4	(32.9)	(70.9)%	3.1	9.7	(6.6)	(68.0)%	2.7	7.9	(5.2)	(65.8)%
Impact of Properties Acquired/Sold	31.3	46.5	(15.2)	(32.7)%	6.4	9.7	(3.3)	(34.0)%	5.3	7.9	(2.6)	(32.9)%
Total Property Portfolio	$617.8	$594.1	$23.7	4.0%	$144.7	$132.6	$12.1	9.1%	$102.0	$106.7	$(4.7)	(4.4)%
N/M—Not meaningful
Rental Income:
Rental income increased by $23.7 million, or 4.0%, when compared to the first half of 2021, driven by increases across the industrial and apartment sectors due to reductions in bad debt expenses and decreases in rent concessions. The Account's hotel property also experienced an increase in income which can be attributed to an increase in occupancy and convention activity.

Operating Expenses:
Operating expenses increased $12.1 million, or 9.1%, when compared to the first half of 2021.The increase is attributed to increases in repair and maintenance costs, as well as utility costs in the office and apartment sectors. The Account's hotel property also saw a large increase in operating expenses as occupancy increased.
Real Estate Taxes:
Real estate taxes decreased $4.7 million, or 4.4%, when compared to the same period in 2021, due to slight decreases in property taxes across the office sector.
Interest Expense:
Interest expense decreased $4.3 million, or 9.2%, when compared to the same period in 2021, as a result of lower average interest rates on the Account's outstanding principal balance of loans payable.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures increased $10.8 million, when compared to the same period in 2021, as a result of higher distributed income, most notably from one of the Account's Southern retail investments.
Income from Real Estate Funds:
Income from real estate funds increased $6.8 million, when compared to the same period in 2021, due to increased dividends received from one of the funds.
Interest Income:
Interest income increased moderately in comparison to the same period of 2021. The increase was driven by the increase in the Account' marketable securities holdings period-over-period, particularly government agency notes and corporate bonds.
Expenses:
Investment management, administrative and distribution costs charged to the Account are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. These expenses increased $4.7 million over the comparable period of 2021.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. Mortality and expense risk expenses remained relatively unchanged between the comparative periods. Liquidity guarantee expenses were $16.7 million higher than the comparable period of 2021 as a result of a higher liquidity guarantee expense charge and higher average net assets.
Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized gains and losses on investments and debt for the six months ended June 30, 2022 and 2021 and the dollar and percentage changes for those periods (dollars in millions).

	For the Six Months Ended June 30,		Change
	2022	2021	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments:
Real estate properties	$29.5	$202.8	$(173.3)	N/M
Real estate joint ventures	13.1	(0.1)	13.2	N/M
Marketable securities	(1.3)	—	(1.3)	N/M
Loans receivable	—	(14.1)	14.1	N/M
Total realized gain on investments:	41.3	188.6	(147.3)	(78.1)%
Net change in unrealized gain (loss) on:
Real estate properties	2,152.1	692.0	1,460.1	N/M
Real estate joint ventures	349.0	154.2	194.8	N/M
Real estate funds	6.9	4.2	2.7	64.3%
Real estate operating business	200.8	22.1	178.7	N/M
Foreign currency exchange on forward contracts	1.6	—	1.6	N/M
Marketable securities	(38.5)	(0.3)	(38.2)	N/M
Loans receivable	(82.2)	18.7	(100.9)	N/M
Loans payable	49.8	14.0	35.8	N/M
Senior notes payable	13.8	—	13.8	N/M
Net change in unrealized gain on investments and debt	2,653.3	904.9	1,748.4	N/M
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND DEBT	$2,694.6	$1,093.5	$1,601.1	N/M

N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $2.2 billion during the first six months of 2022, compared to $894.8 million of net realized and unrealized gains during the comparable period of 2021. While the Account saw appreciation across various real estate sectors in the first half of 2022, unrealized gains were primarily driven by industrial properties in the Western and Southern region, as well as multi-family properties in the South, due to increased average market and contract rents, reflective of increased demand.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized gains of $362.1 million during the first six months of 2022, compared to $154.1 million during the first six months of 2021. Net gains in the first half of 2022 were primarily driven by the Account's joint venture investments in storage facilities, which saw a large increase in appreciation, reflective of capitalization rate compression in the self-storage industry. Multi-family joint venture investments also contributed to the increase in unrealized gains as narrowing vacancy rates and increased market rents increased investor demand.
Real Estate Funds:
Real estate funds experienced unrealized gains of $6.9 million during the first six months of 2022, compared to unrealized gains of $4.2 million during the first six months of 2021. Current gains are a result of favorable valuations for six of the Account's fund investments.
Real Estate Operating Business:
The Account's real estate operating business experienced unrealized gains of $200.8 million during the first six months of 2022 compared to $22.1 million during the comparable period of 2021. Unrealized gains were primarily attributed to favorable projected cash flows and industry share price growth due to a recapitalization of the business.

Marketable Securities:
The Account's marketable securities positions experienced unrealized losses of $39.8 million in the first six months of 2022, as compared to losses of $0.3 million in the first half of 2021. The higher current period losses are the result of the short and intermediate-term nature of the Account's U.S. Treasuries, government agency notes and corporate bond holdings, paired with a nominal fluctuation in U.S. Treasury rates during the period.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced unrealized losses of $82.2 million during the first six months of 2022 compared to $4.6 million of net realized and unrealized gains during the comparable period of 2021. Net losses in the first six months of 2022 are attributed to an unfavorable valuation of one loan collateralized by an office property located in Chicago, Illinois.
Loans Payable:
Loans payable experienced unrealized gains of $49.8 million in the first six months of 2022, compared to $14.0 million of unrealized gains during the comparable period of 2021. The unrealized gains in 2022 were attributable to increases in U.S. Treasury yields driven by inflation risk, partially offset by narrowing of credit spreads.
Senior Notes Payable:
Senior notes payable experienced unrealized gains of $13.8 million in the second quarter of 2022.
Liquidity and Capital Resources
As of June 30, 2022 and December 31, 2021, the Account’s cash and cash equivalents and marketable securities had a value of $2.8 billion and $2.2 billion representing 8.8% and 7.9% of the Account’s net assets at such dates, respectively. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and contract owner redemption requests (i.e., contract owner withdrawals or benefit payments). In addition, as disclosed in the Account's Form 10-K for the year ended December 31, 2021, the Account is able to meet its short-term and long-term liquidity needs through the Liquidity Guarantee provided by TIAA.
Net Income and Debt Outstanding
The Account’s net investment income is a source of liquidity for the Account. Net investment income was $363.0 million for the six months ended June 30, 2022, as compared to $343.0 million for the comparable period of 2021. The increase in total net investment income is described more fully in the Results of Operations section.
The Account has a $500.0 million unsecured line of credit, accessible as needed to fund the Account's near-term investment objectives, as further described in Note 10—Line of Credit. As of June 30, 2022, the Account's line of credit was fully drawn.
On June 10, 2022, the Account issued $500.0 million of debt securities, as further described in Note 11—Senior Notes Payable.
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

As of June 30, 2022, the Account’s loan-to-value ratio was 17.2%. The Account's loan-to-value ratio at any time is based on the outstanding principal amount of debt to the Account's total gross asset value, and excludes leverage, if any, employed by REITs and real estate funds in which the Account invests. The ratio will be measured at the time of any debt incurrence and will be assessed after giving effect thereto. The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets. In calculating outstanding indebtedness, we include only the Account’s actual percentage interest in any borrowings on a joint venture investment and not that of any joint venture partner. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving or other line of credit, management includes only amounts outstanding when calculating outstanding indebtedness.
The Account may borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of costs incurred in developing the property. Except for construction loans, any mortgage loans on a property will be non-recourse to the Account. For this purpose, non-recourse means that if there is a default on a loan in respect to a specific property, the lender will have recourse to (i.e., be able to foreclose on) only the property encumbered (or the joint venture owning the property), or to other specific Account properties that may have been pledged as security for the defaulted loan, but not to any other assets of the Account. Currently, TIAA, on behalf of the Account, maintains a senior revolving unsecured line of credit with a syndicate of third-party bank lenders, including JPMorgan Chase Bank, N.A. (the “Credit Agreement”). The Account may use the proceeds of borrowings under the Credit Agreement for funding general organizational purposes of the Account in the ordinary course of business, including financing certain real estate portfolio investments. The Account may enter into additional unsecured lines of credit, credit facilities and term bank loans underwritten by one or more third-party lenders. In addition, from time to time, the Account may, if permitted by applicable insurance laws, borrow capital for operating or other needs by offering debt securities
As of June 30, 2022, there are five mortgage obligations, totaling $519.6 million, secured by real estate investments wholly-owned by the Account that mature within the next twelve months. The Account has sufficient liquidity to meet its mortgage obligations.

Recent Transactions
The following describes transactions occurring during the second quarter of 2022 related to real estate properties, real estate joint ventures, real estate funds, loans receivable, and loans payable. Except as noted, expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. Dollar amounts are shown in millions.
Real Estate Properties and Joint Ventures
Purchases

Property Name	Transaction Date	Ownership Percentage	Sector	Location	Net Purchase Price(1)
12 South Apartments	04/12/2022	100.00%	Apartments	Nashville , TN	$44.0
Storage Portfolio IV(2)	04/21/2022	90.00%	Storage	Maricopa , AZ	$24.6
Empire Business Park	04/28/2022	100.00%	Land	Peoria, AZ	$4.1
Storage Portfolio IV(2)	05/12/2022	90.00%	Storage	Pearland , TX	$15.4
Minneaoplis Core Portfolio (Northpark VI)	05/13/2022	100.00%	Industrial	Brooklyn Park, MN	$17.0
Orchards Apartments	05/20/2022	100.00%	Apartments	Marlborough, MA	$59.3
Jackson Shaw Portfolio - Parc 20	05/27/2022	100.00%	Industrial	Various, TX	$52.7
Jackson Shaw Portfolio - 46 Ranch	05/27/2022	100.00%	Industrial	Various, TX	$19.3
Lennar MFPV Cane Bay Phase	06/03/2022	90.00%	Land	Summerville, SC	$5.2
Monee Development	06/06/2022	100.00%	Industrial	Monee, IL	$5.8
Storage Portfolio IV(2)	06/09/2022	90.00%	Storage	Houston , TX	$13.4
Lennar MFPV Cave Creek	06/10/2022	90.00%	Land	Phoenix, AZ	$6.9
355 W 52nd Street(3)	06/14/2022	95.00%	Office	New York, NY	$45.6
(1)     The net purchase price represents the purchase price and closing costs.
(2)     During the second quarter of 2022, the Account purchased multiple storage properties located in various cities throughout the United States. These properties are held in the Account's Storage Portfolio IV joint venture investment, in which the Account has a 90% interest.
(3)     Property held in Seavest MOB Portfolio.
Sales

Property Name	Transaction Date	Ownership Percentage	Sector	Location	Net Sales Price(1)	Realized Gain (Loss) on Sale(2)
MiMa - Partial Sale(3)	05/09/2022	70.00%	Multifamily - Retail	New York, NY	$79.8	$(37.8)
Oceano	05/23/2022	100.00%	Multifamily	Woodland Hills, CA	$112.5	$26.8
200 Middlefield	06/09/2022	100.00%	Office	Menlo Park, CA	$62.1	$11.1
(1)     The net sales price represents the sales price, less selling expenses.
(2)     Majority of the realized gain (loss) has been previously recognized as unrealized gains (losses) in the Account's Consolidated Statements of Operations.
(3)     The Account sold a portion of it's interest in the RGM 42, LLC joint venture, which holds the property known as MiMA, effectively reducing the Account's ownership in the joint venture investment, from 70% to 21%. The Account's portion of the mortgage obligation was also reduced following the decrease in ownership in the joint venture investment.
Real Estate Fund
Purchase

Fund Name	Date of Initial Capital Contribution	Amount of Initial Capital Contribution	Total Commitment
Silverpeak NRE REA FundCo III	05/25/2022	$5.8	$100.0

Loans Receivable
Purchases

Description	Transaction Date	Interest Rate	Sector	Maturity Date	Amount
Project Sonic Senior Note	05/13/2022	2.75% + SOFR	Industrial	06/09/2025	$101.2
Project Sonic Mezzanine	05/13/2022	2.75% + SOFR	Industrial	06/09/2025	$30.4
One Biscayne Tower Senior Note	06/27/2022	3.75% + SOFR	Retail	07/09/2025	$131.8
One Biscayne Tower Mezzanine	06/27/2022	3.75% + SOFR	Retail	07/09/2025	$39.1
(*) Secured Overnight Financing Rate (“SOFR”).

Financings
Debt Securities Issuance

Description	Principal	Interest Rate	Issuance date	Maturity Date
Series A - Senior Notes	$300.0	3.24%	06/10/2022	06/10/2029
Series B - Senior Notes	$200.0	3.35%	06/10/2022	06/10/2032
Debt Payoff

Description	Transaction Date	Interest Rate	Sector	Maturity Date	Amount
West Town Mall	06/29/2022	4.37%	Retail	07/01/2022	$101.2
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint ventures, funds, an operating business and loans receivable, including those with related parties, which, as of June 30, 2022, represented 92.2% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:
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
As of June 30, 2022, 7.8% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., government agency notes and corporate bond securities) and, when applicable, REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements of the Account's 2021 Form 10-K.
During the first quarter of 2022, the Account began using currency forward contracts to hedge foreign currency risks.
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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2022. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that material information required to be included in the Account's periodic reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
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
ITEM 1A. RISK FACTORS.
Income from the Account’s commercial leases is an important source of our cash flow from operations and is subject to risks related to increases in expenses and inflation.
The Account is exposed to risks related to increases in market lease rates and inflation, as income from leases in the commercial space (i.e., office, industrial and retail) is an important source of the Account’s cash flow from operations. Although most of the Account’s commercial tenant leases have contractual periodic rent escalation clauses, such clauses are not typically tied to the Consumer Price Index (“CPI”). These rent escalation clauses typically escalate rent by a set percentage per year or on a cumulative amount over a set number of years during the term of the lease. At lease expiration, a commercial rental property either reverts to then applicable market rental rates or there is typically a contractual provision, if a tenant has the option to do so, where the option rent is escalated by the previous contractual amount or it would set to some market-based rental rate or a set percentage of the market-based rate. Such contractual provisions in the Account’s commercial leases are designed to mitigate the risk of inflation and unexpected increases in market lease rates; however, such contractual provisions may, if not accurately predicted or structured, fail to adequately protect the Account from the impact of inflation or unexpected increases in market lease rates. If the Account becomes subject to below-market lease rates on a significant number of its commercial properties, and the Account’s operating and other expenses for such rental properties are increasing faster than anticipated, the Account’s business, financial condition, results of operations, cash flow or its ability to satisfy debt service obligations could be materially adversely affected.
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

	(I)	Form of OneIRA Non-Qualified Deferred Annuity Contract (and Rate Schedule)[14]
	(J)	(1) Form of Endorsement to Retirement Choice and Retirement Choice Plus Contracts for Custom Portfolios[16]
(2) Form of Endorsement to Retirement Choice and Retirement Choice Plus Certificates for Custom Portfolios[16]
	(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate[17]
	(L)	(1)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Annuity Contract[18]
(2)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Plus Annuity Contract[18]
	(M)	Form of Retirement Plan Loan Endorsement to Group Retirement Annuity Certificate[19]
	(N)	Form of Retirement Plan Loan Endorsement to Retirement Annuity Contract[20]
	(O)	Form of Retirement Plan Loan Endorsement to Supplemental Retirement Annuity Contract[21]
	(P)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[22]
	(Q)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[23]
(10)	(A)	Engagement Letter Agreement with Independent Fiduciary, dated February 10, 2022, between TIAA, on behalf of the Registrant, and SitusAMC Real Estate Valuation Services, LLC[15]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.[8]
	(C)	Form of Note Purchase Agreement, dated as of June 10, 2022, by and between TIAA, on behalf of the registrant, and the purchasers party thereto.*
(31)		Rule 13(a)Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications*(e)/ Rule 13a-15(e)/15d-15(e) Certifications*
(32)		Section 1350 Certifications*
(101)		The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2022 (Unaudited), formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities as of June 30, 2022 (Unaudited), (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 (Unaudited), (iii) the Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2022 and 2021 (Unaudited), (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (Unaudited), and (v) the Notes to the Consolidated Financial Statements (Unaudited).**

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of August 2022.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

August 5, 2022	By:	/s/ Christine E. Dugan
Christine E. Dugan Executive Vice President and Product General Manager –Institutional Lifetime Income, Teachers Insurance and Annuity Association of America (Principal Executive Officer)

August 5, 2022	By:	/s/ Christopher Baraks
Christopher Baraks Senior Vice President, Interim Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)