Form 10-Q
period 2022-09-30
TIAA REAL ESTATE ACCOUNT
filed 2022-11-04
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to __________
Commission file number: 33-92990; 333-263515
TIAA REAL ESTATE ACCOUNT
(Exact name of registrant as specified in its charter)

New York	NOT APPLICABLE
(State or other jurisdiction	(I.R.S. Employer Identification No.)
C/O TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA
730 Third Avenue	10017-3206
New York, New York	(Zip code)
(Address of principal executive offices)
(212) 490-9000
Registrant’s telephone number, including area code
NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange of which registered
NONE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐  No ☒

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)
(In millions, except per accumulation unit amounts)

	September 30,	December 31,
	2022	2021

ASSETS
Investments, at fair value:
Real estate properties (cost: $14,463.3 and $14,163.2)	$21,490.2	$18,903.9
Real estate joint ventures (cost: $5,654.2 and $5,497.9)	7,359.3	7,175.9
Real estate funds (cost: $768.4 and $692.9)	893.3	811.5
Real estate operating business (cost: $353.3 and $251.6)	642.1	326.3
Marketable securities (cost: $2,704.2 and $2,217.0)	2,649.1	2,207.8
Loans receivable (principal: $1,588.7 and $1,434.3)	1,478.6	1,422.7
Loans receivable with related parties (principal: $69.9 and $69.8)	69.9	69.9
Total investments (cost: $25,602.0 and $24,326.7)	$34,582.5	$30,918.0
Cash and cash equivalents	65.0	21.2
Due from investment manager	6.5	9.9
Other	357.0	327.3
TOTAL ASSETS	$35,011.0	$31,276.4
LIABILITIES
Loans payable, at fair value (principal outstanding: $2,169.0 and $2,362.6)	2,125.0	2,380.5
Line of credit, at fair value	—	500.0
Other unsecured debt, at fair value (principal outstanding: $1,000.0)	950.5	—
Accrued real estate property expenses	318.4	287.6
Other	43.7	36.3
TOTAL LIABILITIES	$3,437.6	$3,204.4
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	30,903.0	27,476.0
Annuity Fund	670.4	596.0
TOTAL NET ASSETS	$31,573.4	$28,072.0
NUMBER OF ACCUMULATION UNITS OUTSTANDING	53.5	53.4
NET ASSET VALUE, PER ACCUMULATION UNIT	$577.081	$514.765

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
INVESTMENT INCOME
Real estate income, net:
Rental income	$313.1	$295.9	$930.9	$890.0
Real estate property level expenses and taxes:
Operating expenses	74.3	67.7	219.0	200.3
Real estate taxes	52.2	52.6	154.2	159.3
Interest expense	25.5	20.7	63.3	66.2
Total real estate property level expenses and taxes	152.0	141.0	436.5	425.8
Real estate income, net	161.1	154.9	494.4	464.2
Income from real estate joint ventures	41.0	56.8	144.0	149.0
Income from real estate funds	7.9	6.9	19.4	11.6
Interest	32.8	19.7	75.8	60.4
Other	3.0	—	3.8	—
TOTAL INVESTMENT INCOME	245.8	238.3	737.4	685.2
Expenses:
Investment management charges	20.7	15.0	64.6	48.5
Administrative charges	9.4	12.3	31.8	38.8
Distribution charges	5.3	5.9	17.6	19.8
Mortality and expense risk charges	—	0.3	0.5	0.9
Liquidity guarantee charges	22.2	18.8	67.3	47.2
Interest expense	13.2	0.9	17.6	1.9
TOTAL EXPENSES	70.8	53.2	199.4	157.1
INVESTMENT INCOME, NET	175.0	185.1	538.0	528.1
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments:
Real estate properties	(35.0)	(9.2)	(5.5)	193.6
Real estate joint ventures	303.1	4.1	316.2	4.0
Real estate funds	13.9	—	13.9	—
Marketable securities	(1.4)	—	(2.7)	—
Loans receivable	—	—	—	(14.1)
Net realized gain (loss) on investments	280.6	(5.1)	321.9	183.5
Net change in unrealized gain (loss) on:
Real estate properties	134.1	540.1	2,286.2	1,232.1
Real estate joint ventures	(263.9)	421.0	85.1	575.2
Real estate funds	(0.6)	44.1	6.3	48.3
Real estate operating business	13.3	12.5	214.1	34.6
Foreign currency exchange on forward contracts	(0.2)	—	1.4	—
Marketable securities	(7.4)	—	(45.9)	(0.3)
Loans receivable	(16.3)	1.5	(98.5)	20.2
Loans payable	12.1	(3.0)	61.9	11.0
Other unsecured debt	35.7	—	49.5	—
Net change in unrealized (loss) gain on investments and debt	(93.2)	1,016.2	2,560.1	1,921.1
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND DEBT	187.4	1,011.1	2,882.0	2,104.6
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$362.4	$1,196.2	$3,420.0	$2,632.7
See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions, Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
FROM OPERATIONS
Investment income, net	$175.0	$185.1	$538.0	$528.1
Net realized gain (loss) on investments	280.6	(5.1)	321.9	183.5
Net change in unrealized (loss) gain on investments and debt	(93.2)	1,016.2	2,560.1	1,921.1
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	362.4	1,196.2	3,420.0	2,632.7
FROM PARTICIPANT TRANSACTIONS
Premiums	596.4	690.1	2,263.9	2,155.2
Annuity payments	(14.3)	(11.8)	(41.3)	(35.5)
Withdrawals and death benefits	(819.9)	(509.4)	(2,141.2)	(1,715.9)
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	(237.8)	168.9	81.4	403.8
NET INCREASE IN NET ASSETS	124.6	1,365.1	3,501.4	3,036.5
NET ASSETS
Beginning of period	31,448.8	24,915.3	28,072.0	23,243.9
End of period	$31,573.4	$26,280.4	$31,573.4	$26,280.4

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$3,420.0	$2,632.7
Adjustments to reconcile net changes in net assets resulting from operations to net cash used in operating activities:
Net realized gain on investments	(321.9)	(183.5)
Net change in unrealized gain on investments and debt	(2,560.1)	(1,921.1)
Purchase of real estate properties	(420.0)	(128.9)
Capital improvements on real estate properties	(297.1)	(203.3)
Proceeds from sales of real estate properties	420.3	836.3
Purchases of other real estate investments	(796.7)	(591.4)
Proceeds from sales of other real estate investments	851.4	38.4
Purchases and originations of loans receivable	(343.9)	(256.4)
Proceeds from sales of loans receivable	161.4	294.5
Proceeds from payoffs of loans receivable	28.1	82.5
Increase in other investments	(489.9)	(1,022.2)
Net change in due to/from investment manager	3.4	5.9
Increase in payable for securities purchased	—	11.6
(Increase) Decrease in other assets	(21.0)	38.4
Increase in other liabilities	30.7	10.1
NET CASH USED IN OPERATING ACTIVITIES	(335.3)	(356.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on line of credit	(500.0)	—
Proceeds from unsecured debt	1,000.0	—
Mortgage loan proceeds received	20.1	39.7
Payments of mortgage loans	(213.7)	(96.9)
Premiums	2,263.9	2,155.2
Annuity payments	(41.3)	(35.5)
Withdrawals and death benefits	(2,141.2)	(1,715.9)
NET CASH PROVIDED BY FINANCING ACTIVITIES	387.8	346.6
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	52.5	(9.8)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period cash, cash equivalents and restricted cash	46.0	61.1
Net increase (decrease) in cash, cash equivalents and restricted cash	52.5	(9.8)
End of period cash, cash equivalents and restricted cash	$98.5	$51.3
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$69.3	$71.2
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	As of September 30,
	2022	2021
Cash and cash equivalents	$65.0	$26.1
Restricted cash(1)	33.5	25.2
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$98.5	$51.3
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
Interim Financial Information: The Consolidated Financial Statements of the Account as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Account’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).
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
The outbreak of the novel coronavirus (commonly known as “COVID-19”) and the subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the first quarter of 2020. During the second and third quarters of 2020, the Account received multiple requests for rent and loan payment relief as a result of the COVID-19 pandemic; however, the requests were slowed during the fourth quarter of 2020 and no new requests were received in 2021 or during the nine months ended September 30, 2022. Requests were generally comprised of deferrals, with payments postponed for a brief period (i.e., less than six months) and then repaid over the remaining duration of the contract.
As of September 30, 2022, the Account has not had material exposure to rent concessions, tenant defaults, or loan defaults. The duration and extent of COVID-19 over the long-term cannot be reasonably estimated at this time. The ultimate impact of the COVID-19 pandemic and the extent to which the COVID-19 pandemic impacts the Account’s business, results of operations, investments, and cash flows will depend on future developments, which are highly uncertain and difficult to predict.
Significant Accounting Policy Updates: As further described in Note 10—Credit Facility, the Account entered into $500.0 million of term loans in the third quarter of 2022. Additionally, as further described in Note 11—Senior Notes Payable, the Account issued $500.0 million of senior notes payable in the second quarter of 2022. Pursuant to the fair value option allowed under Accounting Standards Codification ("ASC") 825, Financial Instruments, the Account's management has elected to report the senior notes payable and terms loans at fair value, in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies of the Account's 2021 Form 10-K.
In the first quarter of 2022, the Account began hedging its foreign currency risk through the use of derivative instruments. The impact of this hedging activity was not material to the results of operations for the nine months ended September 30, 2022 or the Consolidated Statement of Assets and Liabilities at September 30, 2022. Other than the addition of the following accounting policy related to derivative instruments, there were no changes to the Account's significant accounting policies as described in the Account's 2021 Form 10-K.
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
The Account has loans receivable outstanding with related parties as of September 30, 2022. One loan is with a joint venture partner and the other loans are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies of the Account's 2021 Form 10-K. The following table presents the key terms of the loans as of the reporting date (in millions):

		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
Principal						September 30, 2022	December 31, 2021
2022	2021

36.5	36.5	MRA Hub 34 Holding, LLC	95.00%	2.50% + LIBOR	9/1/2022	$36.5	$36.5
0.5	0.5	MRA 34 LLC	—%	3.75% + LIBOR	8/26/2022	0.5	0.5
32.8	32.8	THP Student Housing, LLC	97.00%	3.20%	9/1/2024	32.9	32.9
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						$69.9	$69.9

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
As of September 30, 2022, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry.
The Account’s wholly-owned real estate investments and investments in joint ventures are primarily located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of September 30, 2022:

Diversification by Fair Value(1)
	West(2)	South(3)	East(4)	Midwest(5)	Foreign(6)	Total
Industrial	16.9%	7.4%	2.5%	1.6%	—%	28.4%
Office	8.3%	5.6%	13.4%	0.2%	—%	27.5%
Apartments	8.6%	10.4%	6.7%	1.0%	—%	26.7%
Retail	3.7%	5.2%	2.6%	0.7%	—%	12.2%
Other(7)	1.6%	2.0%	1.3%	0.2%	0.1%	5.2%
Total	39.1%	30.6%	26.5%	3.7%	0.1%	100.0%

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
Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2051. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, as of September 30, 2022 and December 31, 2021 are as follows (in millions):

	As of
Years Ended	September 30, 2022		December 31, 2021
2022	$162.2	(1)	$635.8
2023	661.7		594.2
2024	600.1		517.7
2025	520.3		436.1
2026	422.7		330.2
Thereafter	1,415.5		1,172.7
Total	$3,782.5		$3,686.7
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
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (in millions):

	As of
	September 30, 2022	December 31, 2021

Assets:
Right-of-use assets, at fair value	$41.1	$40.3
Liabilities:
Ground lease liabilities, at fair value	$41.1	$40.3
Key Terms:
Weighted-average remaining lease term (years)	68.8	69.5
Weighted-average discount rate(1)	7.44%	7.71%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.
For both the nine months ended September 30, 2022 and 2021, operating lease costs related to ground leases were $1.7 million. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (in millions):

	As of
	September 30, 2022	December 31, 2021
Years Ended
2022	$0.6	$2.3
2023	2.4	2.3
2024	2.5	2.4
2025	2.5	2.4
2026	2.5	2.4
Thereafter	438.4	414.0
Total	$448.9	$425.8
In April 2020, the FASB staff released guidance focused on treatment of concessions related to the effects of the COVID-19 pandemic on the application of lease modification guidance in ASC 842, “Leases.” The guidance provides a practical expedient to forgo the associated reassessments required by ASC 842 when changes to a lease result in similar or lower future consideration. There was no material exposure to rent concessions or lease defaults for tenants impacted by the COVID-19 pandemic for the nine months ended September 30, 2022.
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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3); and fair value using the practical expedient (millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at September 30, 2022
Real estate properties	$—	$—	$21,490.2	$—	$21,490.2
Real estate joint ventures	—	—	7,359.3	—	7,359.3
Real estate funds	—	—	—	893.3	893.3
Real estate operating business	—	—	642.1	—	642.1
Marketable securities:
U.S. government agency notes	—	1,490.3	—	—	1,490.3
Foreign government agency notes	—	16.8	—	—	16.8
U.S. treasury securities	—	590.3	—	—	590.3
Corporate bonds	—	551.7	—	—	551.7
Loans receivable(1)	—	—	1,548.5	—	1,548.5
Total Investments at September 30, 2022	$—	$2,649.1	$31,040.1	$893.3	$34,582.5
Loans payable	$—	$—	$(2,125.0)	$—	$(2,125.0)
Other unsecured debt	$—	$(450.5)	$(500.0)	$—	$(950.5)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2021
Real estate properties	$—	$—	$18,903.9	$—	$18,903.9
Real estate joint ventures	—	—	7,175.9	—	7,175.9
Real estate funds	—	—	—	811.5	811.5
Real estate operating business	—	—	326.3	—	326.3
Marketable securities:
U.S. government agency notes	—	864.1	—	—	864.1
Foreign government agency notes	—	7.6	—	—	7.6
U.S. treasury securities	—	784.3	—	—	784.3
Corporate bonds	—	551.8	—		551.8
Loans receivable(1)	—	—	1,492.6	—	1,492.6
Total Investments at December 31, 2021	$—	$2,207.8	$27,898.7	$811.5	$30,918.0
Loans payable	$—	$—	$(2,380.5)	$—	$(2,380.5)
Line of credit	$—	$—	$(500.0)	$—	$(500.0)
(1) Includes loans receivable with related parties.
The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2022 and 2021 (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit	Other Unsecured Debt
For the three months ended September 30, 2022
Beginning balance July 1, 2022	$21,288.6	$7,642.9	$628.0	$1,558.1	$31,117.6	$(2,293.0)	$(500.0)	$—
Total realized and unrealized gains (losses) included in changes in net assets	99.1	39.2	13.3	(16.3)	135.3	12.1	—	—
Purchases(1)	188.8	97.4	0.8	26.4	313.4	(11.0)	—	(500.0)
Sales	(86.3)	—	—	—	(86.3)	—	—	—
Settlements(2)	—	(420.2)	—	(19.7)	(439.9)	166.9	500.0	—
Ending balance September 30, 2022	$21,490.2	$7,359.3	$642.1	$1,548.5	$31,040.1	$(2,125.0)	$—	$(500.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit	Other Unsecured Debt
For the nine months ended September 30, 2022
Beginning balance January 1, 2022	$18,903.9	$7,175.9	$326.3	$1,492.6	$27,898.7	$(2,380.5)	$(500.0)	$—
Total realized and unrealized gains (losses) included in changes in net assets	2,280.7	401.3	214.1	(98.5)	2,797.6	61.9	—	—
Purchases(1)	725.9	579.1	101.7	343.9	1,750.6	(20.1)	—	(500.0)
Sales	(420.3)	—	—	(161.4)	(581.7)	—	—	—
Settlements(2)	—	(797.0)	—	(28.1)	(825.1)	213.7	500.0	—
Ending balance September 30, 2022	$21,490.2	$7,359.3	$642.1	$1,548.5	$31,040.1	$(2,125.0)	$—	$(500.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable
For the three months ended September 30, 2021
Beginning balance July 1, 2021	$17,029.8	$6,482.6	$273.5	$1,391.8	$25,177.7	$(2,388.2)
Total realized and unrealized gains (losses) included in changes in net assets	530.9	425.1	12.5	1.5	970.0	(3.0)
Purchases(1)	112.8	180.5	—	92.7	386.0	(39.7)
Sales(4)	(274.8)	—	—	—	(274.8)	—
Settlements(2)	—	(35.1)	—	(37.9)	(73.0)	87.7
Ending balance September 30, 2021	$17,398.7	$7,053.1	$286.0	$1,448.1	$26,185.9	$(2,343.2)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable
For the nine months ended September 30, 2021
Beginning balance January 1, 2021	$16,476.7	$6,128.9	$250.0	$1,562.6	$24,418.2	$(2,411.4)
Total realized and unrealized gains included in changes in net assets	1,425.7	579.2	34.6	6.1	2,045.6	11.0
Purchases(1)	332.6	380.4	1.4	256.4	970.8	(39.7)
Sales(4)	(836.3)	—	—	(294.5)	(1,130.8)	—
Settlements(2)	—	(35.4)	—	(82.5)	(117.9)	96.9
Ending balance September 30, 2021	$17,398.7	$7,053.1	$286.0	$1,448.1	$26,185.9	$(2,343.2)
(1)Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable, assumption of loans payable and term loan borrowings.
(2)Includes operating income for real estate joint ventures net of distributions, payments of loans receivable, and payments of loans payable and line of credit.
(3)Includes loans receivable with related parties.
(4)Real estate properties amount shown is inclusive of post closing realized losses.
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of September 30, 2022.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.8% - 10.1% (6.7%) 4.5% - 8.5% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 8.0% (5.0%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.0% - 8.0% (6.1%) 3.8% - 7.0% (4.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	1.8% - 6.0% (3.9%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 7.0% (5.8%) 4.0% - 5.5% (4.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.3% - 5.0% (3.9%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 11.5% (7.2%) 5.0% - 8.8% (5.7%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 8.3% (5.2%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	9.8% (9.8%) 7.8% (7.8%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.5% (7.5%)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Operating Business		Income Approach—Discounted Cash Flow	Discount Rate Terminal Growth Rate	9.9% 7.2%
		Market Approach	EBITDA Multiple	28.3x
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	33.9% - 59.1% (46.1%) 3.6% - 5.6% (4.9%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	33.9% - 59.1% (46.1%) 1.1 - 1.4 (1.2)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	27.8% - 36.3% (31.2%) 4.6% - 4.8% (4.7%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	27.8% - 36.3% (31.2%) 1.1 - 1.2 (1.1)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	24.7% - 65.4% (38.3%) 3.2% - 5.3% (4.6%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	24.7% - 65.4% (38.3%) 1.1 - 1.3 (1.2)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	43.9% - 73.6% (47.1%) 4.7% - 6.1% (5.8%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	43.9% - 73.6% (47.1%) 1.2- 1.4 (1.3)
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	40.7% - 105.0% (68.2%) 4.2% - 11.9% (7.1%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	49.5% - 66.0% (57.8%) 4.1% - 8.5% (5.2%)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	36.4% - 76.2% (47.4%) 3.2% - 8.6% (5.8%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	59.8% - 79.8% (66.8%) 2.8% - 9.7% (5.1%)
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of September 30, 2021.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.8% - 9.5% (6.7%) 4.5% - 8.5% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 8.0% (5.1%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.0% - 8.5% (6.2%) 4.3% - 7.0% (4.9%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	2.8% - 6.8% (4.3%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 7.5% (6.1%) 4.0% - 6.5% (4.7%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.5% - 5.8% (4.2%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 11.8% (7.0%) 5.0% - 9.0% (5.7%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 9.0% (5.3%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.3% (10.3%) 7.8% (7.8%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.5% (7.5%)
Real Estate Operating Business		Income Approach—Discounted Cash Flow	Discount Rate	7.7%
			Terminal Growth Rate	4.0%
		Market Approach	EBITDA Multiple	17.0x
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	35.2% - 59.9% (46.6%) 1.8% - 3.7% (3.2%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	35.2% - 59.9% (46.6%) 1.2 - 1.5 (1.3)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	41.4% - 55.2% (46.9%) 3.3% - 3.7% (3.4%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	41.4% - 55.2% (46.9%) 1.3 - 1.4 (1.4)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	35.7% - 61.5% (45.1%) 2.1% - 3.0% (2.7%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	35.7% - 61.5% (45.1%) 1.3 - 1.5 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	37.7% - 73.1% (47.8%) 2.5% - 4.0% (3.4%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	37.7% - 73.1% (47.8%) 1.3 - 1.8 (1.4)
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	40.5% - 91.8% (72.8%) 2.4% - 9.5% (5.7%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	29.4% - 68.4% (64.9%) 4.3% - 5.1% (4.6%)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	38.4% - 77.3% (50.0%) 2.5% - 8.6% (5.0%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	58.4% - 79.8% (66.4%) 3.6% - 7.2% (5.3%)
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
Line of Credit and Other Unsecured Debt: The Account's line of credit and term loans are recorded at par as Management believes par approximates fair value due to the short-term nature of the credit facility.
During the nine months ended September 30, 2022 and 2021, there were no transfers between Levels 1, 2 or 3.
The amount of total net unrealized gains (losses) included in changes in net assets relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(1)	Total Level 3 Investments	Loans Payable
For the three months ended September 30, 2022	$88.0	$14.5	$13.3	$(16.3)	$99.5	$12.1
For the nine months ended September 30, 2022	$2,256.4	$419.5	$214.1	$(98.5)	$2,791.5	$61.9
For the three months ended September 30, 2021	$550.9	$419.6	$12.5	$1.2	$984.2	$(3.0)
For the nine months ended September 30, 2021	$1,350.8	$573.8	$34.6	$8.3	$1,967.5	$11.0
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.

Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At September 30, 2022, the Account held investments in joint ventures with ownership interest percentages that ranged from 2.0% to 98.5%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a predetermined threshold.
A condensed summary of the results of operations of the joint ventures are shown below (millions):

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Revenue and Expenses
Revenues	$294.9	$270.5	$852.2	$771.6
Expenses	173.3	151.5	504.2	430.6
Excess of revenues over expenses	$121.6	$119.0	$348.0	$341.0
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
No financial support (such as loans or financial guarantees) was provided to the Funds during the nine months ended September 30, 2022. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are included in the maximum exposure to loss presented below.
The carrying amount and maximum exposure to loss relating to unconsolidated VIEs in which the Account holds a variable interest but is not the primary beneficiary were as follows at September 30, 2022 (in millions):

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
LCS SHIP Venture I, LLC (90.0% Account Interest)	$234.7	$234.7	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Veritas - Trophy VI, LLC (90.4% Account Interest)	$83.5	$99.5	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles metropolitan statistical area ("MSA").
			The Account is not permitted to sell or transfer its interest in the fund until August 2022. After this date, the Account can sell or transfer its interest in the fund with the consent and approval of the manager.

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
SP V - II, LLC (61.8% Account Interest)	$107.3	$117.3	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.
			Liquidation estimated to begin no earlier than 2022.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Taconic New York City GP Fund, LP (60.0% Account Interest)	$27.4	$31.6	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City MSA.
			Liquidation estimated to begin no earlier than 2024.
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
Silverpeak NRE FundCo LLC (90.0% Account Interest)	$36.8	$66.4	Redemptions prohibited prior to liquidation.	To invest in alternative real estate investments primarily in major U.S. metropolitan markets.
			Liquidation estimated to begin no earlier than 2028.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
IDR - Core Property Index Fund, LLC (1.6% Account Interest)	$45.2	$45.2	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.
Townsend Group Value-Add Fund (99.0% Account Interest)	$160.5	$250.2	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the U.S. market.
			Liquidation estimated to begin no earlier than 2027.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion
Flagler REA Healthcare Properties Partnership (90.0% Account Interest)	$23.4	$24.7	Redemptions prohibited prior to liquidation.	To acquire healthcare properties within the top 50 MSA's in the U.S.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to transfer its interest in the fund to a qualified institutional investor, subject to the right first offer by the partner, following the one year anniversary of the fund launch.
Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)	$18.4	$18.4	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
			Liquidation estimated to begin no earlier than 2026.
			The Account is permitted to sell or transfer its interest in the fund with the consent and approval of the manager.
Silverpeak NRE FundCo 2 LLC (90.0% Account Interest)	$81.4	$113.5	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
JCR Capital - REA Preferred Equity Parallel Fund (31.1% Account Interest)	$44.7	$100.8	Redemptions prohibited prior to liquidation.	To invest primarily in multi-family properties.
			Liquidation estimated to begin no earlier than 2026.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion

Silverpeak NRE FundCo 3 LLC (90.0% Account Interest)	$30.0	$100.0	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
Total	$893.3	$1,202.3
Note 8—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s direct and indirect interests in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (in millions):

	September 30, 2022			December 31, 2021

	Principal Outstanding	Fair Value	% of Fair Value	Principal Outstanding	Fair Value	% of Fair Value
Office(1)	$897.7	$790.8	51.1%	$862.4	$853.4	57.2%
Apartments(1)	258.9	256.2	16.5%	253.3	252.0	16.9%
Industrial	131.6	131.1	8.5%	161.4	161.3	10.8%
Hotel	125.3	125.3	8.1%	125.3	125.3	8.4%
Retail	245.1	245.1	15.8%	101.7	100.6	6.7%
	$1,658.6	$1,548.5	100.0%	$1,504.1	$1,492.6	100.0%
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
All borrowers of loans rated C or higher are current as of September 30, 2022.
The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of September 30, 2022 (in millions), listed in order of the strength of the risk rating (from strongest to weakest):

	September 30, 2022			December 31, 2021
	Number of Loans	Fair Value	% of Fair Value	Number of Loans	Fair Value	% of Fair Value
AA	—	—	—%	1	62.6	4.2%
AA-	—	—	—%	—	—	—%
A	3	180.7	11.7%	4	248.5	16.6%
A-	1	46.3	3.0%	—	—	—%
BBB+	3	192.3	12.4%	—	—	—%
BBB	2	134.8	8.7%	6	374.7	25.1%
BBB-	—	—	—%	—	—	—%
BB+	3	122.8	7.9%	—	—	—%
BB	3	82.2	5.3%	10	437.8	29.3%
BB-	1	19.5	1.3%	—	—	—%
B+	3	97.5	6.3%	—	—	—%
B	1	58.0	3.8%	5	144.3	9.7%
B-	4	207.1	13.4%	—	—	—%
CCC+	1	40.6	2.6%	—	—	—%
CCC	2	127.4	8.2%	—	—	—%
CCC-	1	80.3	5.2%	—	—	—%
C	1	79.1	5.1%	2	154.8	10.4%
D	1	10.0	0.6%	—	—	—%
NR(1)	3	69.9	4.5%	3	69.9	4.7%
	33	$1,548.5	100.0%	31	$1,492.6	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of September 30, 2022 and December 31, 2021, this is comprised of three loans with related parties. The loans are collateralized by equity interests in real estate investments.

The following table represents loans receivable in nonaccrual status as of September 30, 2022 (in millions, unaudited). Loans are placed in nonaccrual status when a loan is more than 90 days in arrears or at any point when management believes the full collection of principal is doubtful.

Aging	Number of Loans	Principal Outstanding	Fair Value
Past Due - 90 Days +	1	$92.9	$10.0

Note 9—Loans Payable
At September 30, 2022, the Account had outstanding loans payable secured by the following assets (in millions):

Property	Annual Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of		Maturity
		September 30, 2022	December 31, 2021

Fusion 1560(1)	3.42% paid monthly	$—	$37.4	June 10, 2022
The Colorado(1)	3.69% paid monthly	—	84.7	November 1, 2022
The Legacy at Westwood(1)	3.69% paid monthly	—	43.2	November 1, 2022
Regents Court(1)	3.69% paid monthly	—	36.6	November 1, 2022
1001 Pennsylvania Avenue(2)	3.70% paid monthly	302.9	308.1	June 1, 2023
Biltmore at Midtown	3.94% paid monthly	36.4	36.4	July 5, 2023
Cherry Knoll	3.78% paid monthly	35.3	35.3	July 5, 2023
Lofts at SoDo	3.94% paid monthly	35.1	35.1	July 5, 2023
San Diego Office Portfolio(3)	4.73% paid monthly	58.2	51.4	August 9, 2023
Pacific City	2.00% + LIBOR paid monthly	105.0	105.0	October 1, 2023
The Stratum(3)	2.45% paid monthly	40.0	39.8	May 9, 2024
Spring House Innovation Park(3)	1.25% + LIBOR paid monthly	48.7	40.5	July 9, 2024
1401 H Street NW	3.65% paid monthly	115.0	115.0	November 5, 2024
The District on La Frontera(2)	3.84% paid monthly	37.2	37.8	December 1, 2024
The District on La Frontera(2)	4.96% paid monthly	4.2	4.2	December 1, 2024
Circa Green Lake	3.71% paid monthly	52.0	52.0	March 5, 2025
Union - South Lake Union	3.66% paid monthly	57.0	57.0	March 5, 2025
Holly Street Village	3.65% paid monthly	81.0	81.0	May 1, 2025
Henley at Kingstowne(2)	3.60% paid monthly	68.0	69.1	May 1, 2025
32 South State Street	4.48% paid monthly	24.0	24.0	June 6, 2025
Vista Station Office Portfolio(2)	4.00% paid monthly	18.8	19.3	July 1, 2025
780 Third Avenue	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue	3.55% paid monthly	20.0	20.0	August 1, 2025
Reserve at Chino Hills(3)	1.50% + LIBOR paid monthly	72.5	68.2	August 9, 2025
Vista Station Office Portfolio(2)	4.20% paid monthly	42.2	42.9	November 1, 2025
Sixth & Main(3)	1.87% + LIBOR paid monthly	41.1	40.4	November 9, 2025
701 Brickell Avenue(2)	3.66% paid monthly	179.4	182.0	April 1, 2026
Marketplace at Mill Creek	3.82% paid monthly	39.6	39.6	September 11, 2027
Overlook At King Of Prussia	3.82% paid monthly	40.8	40.8	September 11, 2027
Winslow Bay	3.82% paid monthly	25.8	25.8	September 11, 2027
1900 K Street, NW(2)	3.93% paid monthly	161.8	163.0	April 1, 2028
99 High Street	3.90% paid monthly	277.0	277.0	March 1, 2030
Total Principal Outstanding		$2,169.0	$2,362.6
Fair Value Adjustment(4)		(44.0)	17.9
Total Loans Payable		$2,125.0	$2,380.5
(1) The principal amount of the outstanding debt was paid off during the quarter.
(2)The mortgage is adjusted monthly for principal payments
(3)The loan is collateralized by a mezzanine loan receivable. The mezzanine loan receivable is collateralized by the property reflected within the table above.
(4)The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1—Organization and Significant Accounting Policies.

Note 10—Credit Facility
On September 16, 2022, the Account entered into a credit agreement (the “Credit Agreement”) with a syndicate of third-party bank lenders, including JPMorgan Chase Bank, N.A., comprised of revolving credit loans ("Line of Credit") up to $500.0 million and up to $500.0 million in term loans ("Term Loans"). The Account may use the proceeds of borrowings under the Credit Agreement for general organizational purposes in the ordinary course of business, including to finance certain real estate portfolio investments. The Account may prepay borrowings under the Credit Facility at any time during the life of the loan without penalty.
The Account previously had a fully drawn $500.0 million unsecured line of credit that was scheduled to mature on September 20, 2022, that was paid off and terminated concurrently with the Account entering into the Credit Agreement.
The Account may elect for each borrowing under the Credit Agreement to bear annual interest at an adjusted base rate ("ABR") or adjusted SOFR plus an applicable margin which is dependent on the leverage ratio of the Account. The applicable margin for adjusted SOFR Term Loans ranges from 1.00% to 1.50% and for ABR Term Loans ranges from 0.00% to 0.50%. The applicable margin for adjusted SOFR Revolving Credit Loans ranges from 0.875% to 1.30% and for ABR Revolving Credit Loans ranges from 0.00% to 0.30%. In addition, the Account pays facility fees ranging from 0.125% to 0.20%, depending on the leverage ratio of the Account, on the total revolving commitments (used and unused) under the Credit Agreement.
As of September 30, 2022, the Account was in compliance with all covenants required by the Credit Agreement.
The following table provides a summary of the key characteristics of the Credit Agreement, as of September 30, 2022:

Current Balance - Line of Credit (in millions)	$—
Current Balance - Term Loans (in millions)	$500.0
Maximum Capacity (in millions)	$1,000.0
Inception Date	September 16, 2022
Revolving Commitment Termination and Term Loan Maturity Date	September 16, 2024
Extension Option(1)	Yes
ABR Revolving Credit Loans Interest Rate	ABR + Applicable Margin
ABR Term Loans Interest Rate	ABR + Applicable Margin
SOFR Revolving Credit Loans Interest Rate	Adjusted SOFR + Applicable Margin
SOFR Term Loans Interest Rate(3)	Adjusted SOFR + Applicable Margin
Facility Fee (2)	0.125% - 0.20% quarterly

(1) The Account has three options to extend the Commitment Termination Date for an additional twelve months each.

(2) The Account is charged a fee on the Line of Credit, whether used or unused, which is determined based on the Account's loan-to-value ratio.
(3) The weighted average interest rate for the three months ended September 30, 2022 was 4.02196%.
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
As of September 30, 2022, the Account was in compliance with all covenants required by the note purchase agreement.

The following table provides a summary of the key characteristics of the outstanding Notes, as of September 30, 2022:

	Principal (in millions)	Interest Rate	Maturity Date
Series A	$300.0	3.24%	June 10, 2029
Series B	$200.0	3.35%	June 10, 2032
Note 12—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Nine Months Ended September 30, 2022	Years Ended December 31,
		2021	2020	2019

Per Accumulation Unit Data:
Rental income	$17.400	$22.672	$21.145	$18.165
Real estate property level expenses and taxes	8.159	10.683	10.067	8.734
Real estate income, net	9.241	11.989	11.078	9.431
Other income	4.543	5.474	4.980	6.752
Total income	13.784	17.463	16.058	16.183
Expense charges(1)	3.727	4.035	3.562	3.439
Investment income, net	10.057	13.428	12.496	12.744
Net realized and unrealized gain (loss) on investments and debt	52.259	64.615	(16.196)	10.262
Net increase (decrease) in Accumulation Unit Value	62.316	78.043	(3.700)	23.006
Accumulation Unit Value:
Beginning of period	514.765	436.722	440.422	417.416
End of period	$577.081	$514.765	$436.722	$440.422
Total return(3)	12.11%	17.87%	(0.84)%	5.51%
Ratios to Average net assets(2):
Expenses(1)	0.88%	0.85%	0.81%	0.78%
Investment income, net	2.37%	2.82%	2.85%	2.90%
Portfolio turnover rate(3):
Real estate properties(4)	5.1%	7.6%	7.1%	7.8%
Marketable securities(5)	4.1%	—%	113.4%	28.7%
Accumulation Units outstanding at end of period (millions)	53.5	53.4	52.0	60.8
Net assets end of period (millions)	$31,573.4	$28,072.0	$23,243.9	$27,307.9
(1)Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year-to-date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.
(2)Percentages for the nine months ended September 30, 2022 are annualized.
(3)Percentages for the nine months ended September 30, 2022 are not annualized.
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

Note 13—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Nine Months Ended September 30, 2022	For the Year Ended December 31, 2021

Outstanding:
Beginning of period	53.4	52.0
Credited for premiums	4.1	6.4
Annuity, other periodic payments, withdrawals and death benefits	(4.0)	(5.0)
End of period	53.5	53.4
Note 14—Commitments and Contingencies
Commitments—As of September 30, 2022 and December 31, 2021, the Account had the following immediately callable commitments to purchase additional interests in its real estate funds or provide additional funding through its loans receivable investments (in millions):

	Commitment Expiration	September 30, 2022	December 31, 2021

Real Estate Funds(1)
JCR Capital - REA Preferred Equity Parallel Fund	12/2022	$56.1	$75.3
Silverpeak NRE FundCo 2 LLC	12/2022	32.1	43.7
Silverpeak NRE FundCo LLC	12/2022	29.6	37.3
Silverpeak NRE FundCo 3 LLC	06/2023	70.0	—
SP V - II, LLC	08/2023	10.0	12.9
Veritas Trophy VI, LLC	08/2023	16.0	20.6
Taconic New York City GP Fund	11/2023	4.2	4.2
Flagler - REA Healthcare Properties Partnership	02/2025	1.3	1.2
Townsend Group Value-Add Fund	12/2026	89.7	125.9
		$309.0	$321.1
Loans Receivable(2)
BREP VIII Industrial Mezzanine	03/2022	$—	$22.4
311 South Wacker Mezzanine	08/2022	—	2.2
San Diego Office Portfolio Senior Loan	08/2022	—	6.8
San Diego Office Portfolio Mezzanine	08/2022	—	2.2
1330 Broadway Mezzanine	09/2022	—	10.9
Liberty Park Mezzanine	11/2022	2.6	2.6
Colony New England Hotel Portfolio Senior Loan	11/2022	14.1	14.1
Colony New England Hotel Portfolio Mezzanine	11/2022	4.7	4.7
Exo Apartments Mezzanine	01/2023	2.4	2.4
SCG Oakland Portfolio Mezzanine	03/2023	5.4	6.1
Five Oak Mezzanine	03/2023	1.6	1.6
MRA Hub 34 Holding, LLC	08/2023	1.5	1.5
5 Points Towers Mezzanine	03/2024	3.7	4.2
The Stratum Senior Loan	05/2024	1.8	2.0
The Stratum Mezzanine	05/2024	0.6	0.7
Spring House Innovation Park Senior Loan	07/2024	28.0	38.0
Spring House Innovation Park Mezzanine	07/2024	9.3	12.7
Project Sonic Senior Loan	06/2025	3.9	—

	Commitment Expiration	September 30, 2022	December 31, 2021
Project Sonic Mezzanine	06/2025	1.3	—
One Biscayne Tower Senior Loan	07/2025	31.8	—
One Biscayne Tower Mezzanine	07/2025	10.6	—
The Reserve at Chino Hills	08/2025	14.5	20.0
Sixth and Main Senior Loan	11/2025	6.1	6.9
Sixth and Main Mezzanine	11/2025	3.5	3.7
		$147.4	$165.7

TOTAL COMMITMENTS		$456.4	$486.8
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

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	September 30, 2022		December 31, 2021
	Fair Value	% of Net Assets	Fair Value	% of Net Assets

Alabama
Retail	58.8	0.2%	61.8	0.2%
	$58.8	0.2%	$61.8	0.2%
Arizona
Industrial	55.5	0.2%	33.3	0.1%
Office	—	—%	55.0	0.2%
Other(1)	4.2	—%	—	—%
	$59.7	0.2%	$88.3	0.3%
California
Industrial	4,183.5	13.2%	2,939.8	10.5%
Apartments	1,781.9	5.6%	1,759.2	6.3%
Office	657.1	2.1%	771.1	2.7%
Retail	445.7	1.4%	507.1	1.8%
	$7,068.2	22.3%	$5,977.2	21.3%
Colorado
Office	105.0	0.3%	108.0	0.4%
Retail	—	—%	69.5	0.2%
	$105.0	0.3%	$177.5	0.6%
Connecticut
Office	65.6	0.2%	73.7	0.3%
	$65.6	0.2%	$73.7	0.3%
Florida
Apartments	1,319.7	4.2%	1,074.5	3.8%
Industrial	770.9	2.4%	452.5	1.6%
Office	534.9	1.7%	490.3	1.8%
Retail	159.9	0.5%	153.4	0.5%
Other(1)	—	—%	55.2	0.2%
	$2,785.4	8.8%	$2,225.9	7.9%
Georgia
Apartments	459.4	1.5%	393.1	1.4%
Industrial	266.4	0.8%	193.0	0.7%
Retail	251.3	0.8%	242.8	0.9%
	$977.1	3.1%	$828.9	3.0%
Illinois
Retail	196.7	0.6%	196.7	0.7%
Industrial	177.4	0.6%	149.6	0.5%
Apartments	130.1	0.4%	120.0	0.4%
Other(1)	5.7	—%	—	—%
	$509.9	1.6%	$466.3	1.6%
Indiana
Industrial	120.0	0.4%	115.0	0.4%
	$120.0	0.4%	$115.0	0.4%
Maryland
Apartments	88.6	0.3%	73.1	0.3%
Retail	74.4	0.2%	73.5	0.3%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	September 30, 2022		December 31, 2021
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Industrial	69.7	0.2%	67.7	0.2%
	$232.7	0.7%	$214.3	0.8%
Massachusetts
Office	712.0	2.3%	736.7	2.6%
Industrial	168.7	0.5%	127.0	0.5%
Retail	129.0	0.4%	125.0	0.4%
Apartments	59.8	0.2%	—	—%
	$1,069.5	3.4%	$988.7	3.5%
Minnesota
Industrial	165.1	0.5%	—	—%
Apartments	109.9	0.4%	107.9	0.4%
	$275.0	0.9%	$107.9	0.4%
New Jersey
Industrial	412.1	1.3%	306.4	1.1%
Retail	92.3	0.3%	96.1	0.3%
	$504.4	1.6%	$402.5	1.4%
New York
Office	842.5	2.7%	890.0	3.2%
Apartments	251.2	0.8%	260.2	0.9%
	$1,093.7	3.5%	$1,150.2	4.1%
North Carolina
Retail	90.8	0.3%	89.4	0.3%
Apartments	84.6	0.3%	79.4	0.3%
	$175.4	0.6%	$168.8	0.6%
Oregon
Apartments	43.8	0.1%	38.9	0.1%
	$43.8	0.1%	$38.9	0.1%
Pennsylvania
Retail	71.2	0.2%	70.8	0.3%
	$71.2	0.2%	$70.8	0.3%
Rhode Island
Retail	—	—%	12.5	—%
	$—	—%	$12.5	—%
South Carolina
Apartments	93.8	0.3%	89.2	0.3%
Retail	49.6	0.2%	48.2	0.2%
	$143.4	0.5%	$137.4	0.5%
Tennessee
Retail	148.6	0.5%	132.3	0.5%
Industrial	76.9	0.2%	70.8	0.3%
Apartments	44.1	0.1%	—	—%
	$269.6	0.8%	$203.1	0.8%
Texas
Industrial	978.5	3.1%	733.0	2.6%
Apartments	716.2	2.3%	622.7	2.2%
Office	613.2	2.0%	583.1	2.1%
Other(1)	101.9	0.3%	98.1	0.4%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	September 30, 2022		December 31, 2021
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
	$2,409.8	7.7%	$2,036.9	7.3%
Utah
Office	125.1	0.4%	124.5	0.4%
	$125.1	0.4%	$124.5	0.4%
Virginia
Apartments	433.2	1.4%	392.6	1.4%
Retail	153.9	0.5%	154.7	0.6%
Office	119.9	0.4%	122.5	0.4%
	$707.0	2.3%	$669.8	2.4%
Washington
Industrial	631.8	2.0%	509.2	1.8%
Apartments	345.4	1.1%	330.5	1.2%
	$977.2	3.1%	$839.7	3.0%
Washington D.C.
Office	1,282.6	4.1%	1,375.7	4.9%
Apartments	360.1	1.1%	347.6	1.2%
	$1,642.7	5.2%	$1,723.3	6.1%
TOTAL REAL ESTATE PROPERTIES
(Cost: $14,463.3 and $14,163.2)	$21,490.2	68.1%	$18,903.9	67.3%

REAL ESTATE JOINT VENTURES
Location/Sector	September 30, 2022		December 31, 2021
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Arizona
Other	13.6	—%	—	—%
	$13.6	—%	$—	—%
California
Office	1,129.4	3.6%	1,582.9	5.6%
Retail	58.5	0.2%	92.4	0.3%
Industrial	—	—%	59.0	0.2%
	$1,187.9	3.8%	$1,734.3	6.1%
Florida
Retail	650.4	2.1%	826.8	3.0%
	$650.4	2.1%	$826.8	3.0%
Georgia
Retail	4.4	—%	—	—%
	$4.4	—%	$—	—%
Maryland
Retail	16.8	0.1%	15.7	0.1%
Other(1)	12.6	—%	6.5	—%
	$29.4	0.1%	$22.2	0.1%
Massachusetts
Office	488.3	1.5%	458.0	1.6%
	$488.3	1.5%	$458.0	1.6%
Nevada
Retail	559.0	1.8%	557.8	2.0%
	$559.0	1.8%	$557.8	2.0%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE JOINT VENTURES
Location/Sector	September 30, 2022		December 31, 2021
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
New York
Office	184.9	0.6%	148.3	0.5%
Industrial	83.9	0.3%	82.3	0.3%
Apartments	51.4	0.1%	114.7	0.4%
Retail	33.1	0.1%	31.2	0.1%
	$353.3	1.1%	$376.5	1.3%
North Carolina
Apartments	102.5	0.3%	—	—%
Office	56.9	0.2%	47.4	0.2%
Retail	46.1	0.2%	127.7	0.5%
Other(1)	30.2	0.1%	—	—%
	$235.7	0.8%	$175.1	0.7%
South Carolina
Apartments	59.1	0.2%	58.7	0.2%
Other(1)	7.6	—%	—	—%
	$66.7	0.2%	$58.7	0.2%
Tennessee
Retail	221.3	0.7%	116.6	0.5%
	$221.3	0.7%	$116.6	0.5%
Texas
Office	357.5	1.1%	347.4	1.2%
Industrial	52.3	0.2%	50.6	0.2%
Other(1)	9.7	—%	—	—%
	$419.5	1.3%	$398.0	1.4%
Washington
Office	160.9	0.4%	164.3	0.6%
	$160.9	0.4%	$164.3	0.6%
Various(2)
Apartments	1,161.4	3.7%	938.6	3.3%
Office	490.4	1.6%	406.4	1.5%
Other(1)	1,283.0	4.1%	902.7	3.2%
	$2,934.8	9.4%	$2,247.7	8.0%
Foreign
Other(3)	34.1	0.1%	39.9	0.1%
	$34.1	0.1%	$39.9	0.1%
TOTAL REAL ESTATE JOINT VENTURES
(Cost: $5,654.2 and $5,497.9)	$7,359.3	23.3%	$7,175.9	25.6%
(1)Represents investments outside of the Account's core sectors such as storage portfolios, hotels and land.
(2)Properties within these investments are located throughout the United States.
(3)Property is located outside of the United States.

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES
	September 30, 2022		December 31, 2021
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Corporate bonds	551.7	1.7%	551.8	2.0%
U.S. government agency notes	1,490.3	4.7%	864.1	3.1%
Foreign government agency notes	16.8	0.1%	7.6	—%
U.S. treasury securities	590.3	1.9%	784.3	2.8%
TOTAL MARKETABLE SECURITIES
(Cost: $2,704.2 and $2,217.0)	$2,649.1	8.4%	$2,207.8	7.9%

TOTAL REAL ESTATE FUNDS
(Cost: $768.4 and $692.9)	$893.3	2.8%	$811.5	2.9%

TOTAL REAL ESTATE OPERATING BUSINESS
(Cost: $353.3 and $251.6)	$642.1	2.0%	$326.3	1.2%

TOTAL LOANS RECEIVABLE
(Cost: ($1,588.7 and $1,434.3)	$1,478.6	4.7%	$1,422.7	5.1%

TOTAL LOANS RECEIVABLE WITH RELATED PARTIES
(Cost: $69.9 and $69.8)	$69.9	0.2%	$69.9	0.2%

TOTAL INVESTMENTS
(Cost: $25,602.0 and $24,326.7)	$34,582.5	109.5%	$30,918.0	110.2%

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
Forward-looking Statements
Some statements in this Form 10-Q which are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about management’s expectations, beliefs, intentions or strategies for the future, include the assumptions and beliefs underlying these forward-looking statements, and are based on current expectations, estimates and projections about the real estate industry, domestic and global economic conditions, including conditions in the credit and capital markets, employment rates, the sectors and markets in which the Account invests and operates, and the transactions described in this Form 10-Q. While management believes the assumptions underlying any of its forward-looking statements and information to be reasonable, such information may be subject to uncertainties and may involve certain risks which may be difficult to predict and are beyond management’s control. These risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement. These risks and uncertainties include, but are not limited to, the risks associated with the following:
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
•The utilization of environmental, social and governance ('ESG") criteria in its commercial real estate underwriting may result in the Account foregoing some commercial real estate market opportunities and subsequently underperforming relative to other investment vehicles that do not utilize such ESG criteria in selecting portfolio properties;
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
•Investments in real estate related trusts ("REITs"), including changes in the value of the underlying properties or by the quality of any credit extended, as well as exposure to market risk due to changing conditions in the financial markets;
•Investments in mortgage-backed securities ("MBS"), which are subject to the same risks inherent in real estate investing, making mortgage loans and investing in debt securities. For example, the underlying mortgage loans may experience defaults, are subject to prepayment risks and are sensitive to economic conditions impacting the credit markets generally;
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
•Risks associated with investments in liquid, fixed-income investments and real estate-related liquid assets (which could include, from time to time, registered or unregistered REIT securities and commercial MBS ("CMBS")), and non-real estate-related liquid assets, including the risk that:
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
•SEC Rule 144A or other privately placed securities may be less liquid and have less investor protections than publicly traded securities;
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
Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended September 30, 2022 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.
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
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. Management intends that the Account will not hold more than 10% of net assets in such securities on a long-term basis. As of September 30, 2022, the Account did not hold any publicly traded REIT securities or CMBS.
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
•Intermediate-term or long-term non-government related instruments, such as corporate debt securities or asset-backed securities (“ABS”) issued by domestic or foreign entities, including domestic or foreign mezzanine or other debt, MBS, residential MBS ("RMBS"), debt securities of foreign governments, and collateralized debt (“CDO”), collateralized bond (“CBO”) and collateralized loan (“CLO”) obligations, but only if such non-government related instruments are investment-grade securities;
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
Foreign Investments. The Account may also make foreign real estate and foreign real estate-related investments and foreign liquid, fixed-income investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management doesn't intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of September 30, 2022, the fair value of the Account's foreign real estate investments was $34.1 million.
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
THIRD QUARTER 2022 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook

Key Macro Economic Indicators*	Actuals		Forecast
	2Q 2022	3Q 2022	2022	2023
Economy(1)
Gross Domestic Product ("GDP")	(0.9)%	1.7%	2.5%	1.6%
Employment Growth (2)	384	372	337	125
Unemployment Rate	3.6%	3.6%	3.6%	3.5%
Interest Rates(3)
10 Year Treasury	3.0%	3.3%	3.3%	3.1%
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
Despite continued inflationary pressures, the global economy is starting to normalize. Prices are falling for durable goods as demand has dried up, though rents continue to rise, supported by undersupply and rising wages. Consumers are willing to pay high prices for some consumer discretionary goods, such as those related to travel. Meanwhile, tighter monetary policy is behaving as expected on parts of the economy, like housing, most sensitive to interest rate changes. Understandably, investors are focused on areas where conditions remain abnormal: The current labor market imbalance favors workers and may push wages higher. However, energy prices remain highly volatile and influential on policymakers, adding to the uncertainty. U.S. GDP is projected to increase by 2.6% quarter-over-quarter (seasonally adjusted annualized rate) in Q3 2022 and 1.8% year-over-year. The economy is projected to have gained 1.1 million jobs in Q3 2022, according to the nonfarm payroll measurement from the U.S. Bureau of Labor Statistics, bringing the unemployment rate down to 3.6% as of September 2022. Countries with lower personal income levels and greater dependence on energy imports will likely suffer more severe economic declines than countries in which inflation is moderating, and real incomes are rising. The dollar's sharp appreciation may also stress governments or companies outside the U.S. with dollar-denominated liabilities.
Consumers’ resilience continues as they save less and increase their spending well in excess of inflation. These efforts are helping to keep the global economy upright. Strong hiring demand and wage growth are helping, as are the still-large stock of excess savings on households' balance sheets and the legacy of low interest rates keeping debt service costs manageable. However, such consumer resilience may encourage central banks to more aggressively increase interest rates to slow inflation.
Markets continue to view all data through the prism of how central banks will respond, which likely explains why negative inflection points for equities have come just after unexpectedly strong labor market data. Central banks, especially in Europe, are increasing rates to soften economic conditions, potentially inviting a form of stagflation if energy prices do not decrease quickly. Additionally, when markets began to price in more accommodative monetary policy, as in July 2022, central banks forced the markets to go back on that stance. With the U.S. Federal Reserve ("Fed") leading the inflation-fighting charge, it is expected the U.S. dollar will remain strong and U.S. rates will continue to rise somewhat further and remain there for longer than anticipated.
The Fed raised its policy rate by 75 basis points for the third straight meeting, bringing its target rate range to 3.00% - 3.25%. The Fed's forecasts now call for rates to rise by December 2022 to a 4.25% - 4.50% range and move slightly higher in 2023. The Fed's tightening is exerting a noticeable force on the U.S. economy as the Fed likely wants to bring the U.S. growth rate below its 1.8% trend, which may discourage companies from hiring new workers.
A variety of factors have helped bolster U.S. consumers. First, households still have trillions of dollars in excess savings from the pandemic and the related stimulus programs. Second, household debt service costs are still close to an all-time low, thanks to the legacy of low interest rates over the past decade until this year. Third, recent gasoline price decreases have helped real income growth turn positive for the first time in a year. Last, job security is still unusually high, arming consumers with the confidence to spend more and save less.
In the near term, the Fed has a better chance of affecting the labor market than the debt market. Debt service costs are slowly rising even if Fed policy rates are moving quickly and most homeowners are paying off their mortgages at meager rates. Credit card balances are increasing but remain below their pre-pandemic levels, as consumers paid down debt during the first year of the pandemic. By softening the labor market, the Fed can strike at the hidden heart of consumer confidence: workers' conviction that they are unlikely to lose their jobs and could find other gainful employment quickly.
While the macro outlook is uncertain, the U.S. economy can avoid a severe recession that would trigger a rise in corporate defaults. Absent that deterioration in credit markets, valuations are attractive, mainly for investors focused on increasing the yield in their portfolios.

Real Estate Market Conditions and Outlook
Real estate has produced strong returns over the last few years and has priced in the effects of higher inflation and monetary policy to a more limited extent than other asset classes. Higher market rents, particularly from industrial, storage, and housing properties, are translating into strong net operating income growth, and investors are continuing to view real estate as a key portfolio diversifier in a high-inflation environment. However, while commercial real estate (“CRE”) investments have been more insulated from market volatility, CRE appreciation has been slightly negative over the past quarter as values correct due to upward pressure on cap rates.
The office sector has continued to underperform due to changes in structural demand initially caused by the pandemic. Vacancy levels remain high, tenant demand is low, and hybrid work policies muddy the outlook for an eventual recovery. The medical office buildings sub-sector, supported by the rise in outpatient procedures and aging demographics, remains an exception. In contrast, we increasingly see value in strip center retail. The U.S. is experiencing more store openings than closings, especially in neighborhood retail, which has been particularly resilient during the pandemic. Values in cyclical sectors, such as lodging and gaming, and sectors with the strongest appreciation over the last year, such as single-family rental and life science, may continue to correct in the short term due to capitalization rate expansion. However, apartments, particularly affordable apartments and manufactured homes, may outperform due to a decrease in mortgage demand, which will support the rental market. According to Real Capital Analytics, U.S. real estate transaction volumes are down 41% year-to-year as of August 2022. Thus far in 2022, apartments and industrial have captured approximately 61% of total U.S. transaction volumes, illustrating the strong investor interest in these two property types.
The Account earned a net 1.16% return in the third quarter of 2022 and 18.78% since September 30, 2021. The strong performance resulted from materially positive appreciation within the industrial, housing, and alternative real estate sectors over both periods. Favorable borrowing costs and attractive supply and demand fundamentals resulted in increased investor demand, which was the dominant contributor to appreciation; however, current market conditions and rising interest rates have reduced investor appetite in these sectors. As of September 30, 2022, the Account's leverage position was 16.3%. This low level of leverage and ability to access financing at attractive rates allows the Account to opportunistically deploy capital during periods of market volatility when other funds may focus on shoring up balance sheets. The Account expects to continue to seek opportunities that improve portfolio diversification by selling lower productivity assets and acquiring assets with higher growth potential and economic resiliency.
Data for the Account’s top five markets in terms of market value as of September 30, 2022 are provided below. The five markets presented below represent 41.5% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 90.9% leased.

Top 5 Metro Areas by Fair Market Value(1)	Account % Leased Fair Value Weighted(2)	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio(3)	Metro Area Fair Value as a % of Total Investments
Riverside-San Bernardino-Ontario, CA	100.0%	7	9.9%	8.2%
Washington-Arlington-Alexandria, DC-VA-MD-WV	84.3%	18	9.1%	7.6%
Los Angeles-Long Beach-Anaheim, CA	85.0%	22	9.0%	7.5%
Miami-Fort Lauderdale-West Palm Beach, FL	94.8%	14	7.0%	5.8%
New York-Newark-Jersey City, NY-NJ-PA	82.5%	14	6.5%	5.4%
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
Office
The office sector continues to suffer from the effects of the COVID-19 pandemic as many companies have adopted a hybrid working environment. This hybrid working model has led to a reduction in space requirements due to the reduced on-site presence; however, some companies require additional space to better facilitate open-office concepts that incorporate distancing between employees. Current uncertainty surrounding the geopolitical climate high inflation and rising interest rates have also added to the delay of long-term commitment for space.
Vacancy nationwide remained relatively flat with a slight increase from 12.3% in the second quarter of 2022 to 12.4% in the third quarter of 2022, as reported by CoStar. Vacancy rates have remained high in large downtown markets, such as Dallas, Washington D.C. and New York, while suburban markets are experiencing strong rent growth. The vacancy rate of the Account’s office portfolio increased to 19.5% in the third quarter of 2022, as compared to 19.2% in the prior quarter. The above-average vacancy rate in the New York metro area is primarily driven by two properties currently undergoing redevelopment to increase the long term value of the properties. The vacancy rate in the New York metro is expected to remain elevated over the near term as legacy tenants fully vacate the properties and redevelopment efforts continue. The increased vacancy rate in the Washington D.C., Boston, and Dallas metro areas can be attributed to expired leases.
As of September 30, 2022, the Account's rents from office tenants were not materially affected by the COVID-19 pandemic, but the duration of the effects of the COVID-19 pandemic remain unknown. Tenants requesting rent relief have generally requested rent deferrals for a limited period of time (i.e., less than six months), with the unpaid rent to be paid over the duration of the remaining lease. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions.

			Account Square Foot Weighted Average Vacancy		Market Vacancy(2)
Top 5 Office Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q3 2022	Q2 2022	Q3 2022	Q2 2022
			19.5%	19.2%	12.4%	12.3%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,402.5	4.1%	17.7%	17.4%	15.3%	15.0%
Boston-Cambridge-Newton, MA-NH	1,200.2	3.5%	19.6%	17.7%	9.3%	8.9%
New York-Newark-Jersey City, NY-NJ-PA	1,043.0	3.0%	31.6%	25.7%	13.1%	13.0%
San Diego-Carlsbad, CA	795.0	2.3%	1.6%	2.7%	10.8%	10.4%
Dallas-Fort Worth-Arlington, TX	613.2	1.8%	23.6%	23.4%	17.2%	17.9%
(1)The table above has been standardized to depict MSA definitions.
(2)Source: CoStar. Market vacancy is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space. Market vacancy rates are subject to change.
Industrial
The industrial sector saw record-breaking activity in the first half of 2022, and while vacancy rates increased slightly in the third quarter of 2022, leasing activity held steady. The pandemic has accelerated consumers' long-term shift to e-commerce, which has caused demand for industrial space to rise to unprecedented levels. Construction of industrial properties is also at a record high as developers try to keep up with the demand but timing of delivery remains uncertain as supply chain issues are creating challenges.
The national industrial availability rate for the third quarter of 2022 was 4.0%, as compared to 3.9% during the prior quarter, as reported by CoStar. The average vacancy rate of the industrial properties held by the Account decreased to 6.9% in the third quarter of 2022 from 8.0% in the second quarter of 2022 due to new leases at three Texas properties.
As of September 30, 2022, the Account's rents from industrial tenants were not materially affected by the COVID-19 pandemic, but the duration of the effects of the COVID-19 pandemic remain unknown. Tenants requesting rent relief have generally requested rent deferrals for a limited period of time (i.e., less than six months), with the unpaid rent to be paid over the duration of the remaining lease. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions, though demand for industrial space has been relatively steady throughout the pandemic.

			Account Square Foot Weighted Average Vacancy		Market Vacancy(2)
Top 5 Industrial Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q3 2022	Q2 2022	Q3 2022	Q2 2022
Account / Nation			6.9%	8.0%	4.0%	3.9%
Riverside-San Bernardino-Ontario, CA	$2,725.8	7.9%	—%	—%	1.8%	1.6%
Los Angeles-Long Beach-Anaheim, CA	821.5	2.4%	4.0%	2.9%	2.1%	1.8%
Seattle-Tacoma-Bellevue, WA	631.9	1.8%	—%	—%	4.3%	4.3%
Dallas-Fort Worth-Arlington, TX	629.9	1.8%	8.9%	10.0%	5.5%	5.6%
Miami-Fort Lauderdale-West Palm Beach, FL	533.6	1.5%	1.2%	—%	2.9%	2.8%
(1)The table above has been standardized to depict MSA definitions.
(2)Source: CoStar. Market vacancy is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space. Market vacancy rates are subject to change.
Multi-Family
The national apartment vacancy rate increased from 3.2% in the second quarter of 2022 to 4.1% in the third quarter of 2022, as reported by RealPage. Demand for apartments began to slow down in the third quarter of 2022 and market rents decreased. Absorption remained positive; however, delivery of new units far exceeded demand. With over 100,000 units expected to be delivered in the fourth quarter of 2022, rent growth is expected to slow even more by the end of 2022. The vacancy rate of the Account’s apartment properties decreased to 4.0% in the third quarter of 2022 as compared to 6.9% in the prior quarter driven by new leases at student housing properties.
As of September 30, 2022, the Account's rents from multifamily tenants were not materially affected by the COVID-19 pandemic, but the duration of the effects of the COVID-19 pandemic remain unknown. Additionally, if tenants vacate due to lease expirations, redeployment of the vacated space may be challenging in the near term due to unfavorable leasing conditions.

			Account Units Weighted Average Vacancy		Market Vacancy(2)
Top 5 Apartment Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q3 2022	Q2 2022	Q3 2022	Q2 2022
Account / Nation			4.0%	6.9%	4.1%	3.2%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$881.9	2.6%	4.3%	5.6%	4.1%	3.4%
Los Angeles-Long Beach-Anaheim, CA	877.4	2.5%	3.8%	7.0%	3.4%	2.7%
Miami-Fort Lauderdale-West Palm Beach, FL	800.0	2.3%	3.5%	6.8%	2.3%	1.5%
Atlanta-Sandy Springs-Roswell, GA	459.5	1.3%	4.7%	8.5%	5.4%	4.3%
San Diego-Carlsbad, CA	401.7	1.2%	4.2%	4.2%	2.5%	1.8%
(1)The table above has been standardized to depict MSA definitions.
(2)Source: RealPage. Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units. Market vacancy rates are subject to change.
Retail
The retail sector continued to strengthen in the third quarter of 2022, despite the lingering effects of the pandemic, supply chain challenges and economic uncertainty resulting from the Russian invasion of Ukraine. The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers. The retail portfolio is managed to minimize significant exposure to any single retailer. The

Account has over 1,100 retailers across its portfolio, with its largest retail exposure comprising less than 5.0% of total retail rentable area. The Account’s retail vacancy was 10.3% in the third quarter of 2022, down slightly from 10.5% in the prior quarter.
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

			Account Units Weighted Average Vacancy		Market Vacancy*
	Total Exposure ($M)	% of Total Investments	Q3 2022	Q2 2022	Q3 2022	Q2 2022
All Retail			10.3%	10.5%	4.3%	4.4%
Lifestyle & Mall	$1,674.1	4.8%	13.9%	14.1%	7.1%	7.1%
Neighborhood, Community & Strip	1,352.5	3.9%	7.1%	6.9%	6.1%	6.3%
Power Center**	464.0	1.3%	9.0%	10.8%	4.7%	4.9%
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
Hotel
The hotel industry had strong growth in the second quarter of 2022 but that growth slowed in the third quarter. Continued recovery is expected into the fourth quarter of 2022, just at a slower pace than originally predicted as inflation continues to rise and the cost of travel increases.
The Account's exposure to the hospitality sector is limited to one hotel in the Dallas metro area. The hotel is located in a business park in the Dallas metro area and caters largely to business travelers. Key metrics to track hotel performance include occupancy, the average daily rate (“ADR”) and revenue per available room (“RevPAR”). For the quarter ended September 30, 2022, occupancy of the property decreased to 47.6%, as compared to 51.6% in the previous quarter. ADR and RevPAR were $135.77 and $140.50, respectively, for the third quarter of 2022, as compared to $132.54 and $109.58, respectively, in the prior quarter.
INVESTMENTS
As of September 30, 2022, the Account held 83.4% of its total investments in real estate and real estate joint ventures. The Account also held investments in loans receivable, including those with related parties, representing 4.5% of total investments, U.S. government agency notes representing 4.3% of total investments, real estate funds representing 2.6% of total investments, a real estate operating business representing 1.9% of total investments, U.S. treasury securities representing 1.7% of total investments, and corporate bonds representing 1.6% of total investments.
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of September 30, 2022 was $1.9 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $3.0 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the Consolidated Schedules of Investments. Total outstanding principal on the Account’s portfolio as of September 30, 2022, inclusive of loans payable within the joint venture investments, $260.4 million in loans collateralized by a loan receivable, $500.0 million of term loans outstanding and $500.0 million in senior notes payable, was $6.2 billion, which represented a loan-to-value ratio of 16.3%.

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
The following table lists the Account's ten largest investments as of September 30, 2022. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Concentrations of Risk.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	$1,360.0	$—	$1,360.0	4.2%	3.6%
Simpson Housing Portfolio	80%	Various	U.S.A.	Apartment	1,235.5	380.3	855.2	3.9%	3.3%
Fashion Show	50%	Las Vegas	NV	Retail	950.0	400.8	549.2	3.0%	2.5%
The Florida Mall	50%	Orlando	FL	Retail	729.6	299.2	430.4	2.3%	2.0%
1001 Pennsylvania Avenue	100%	Washington	DC	Office	722.6	302.9	419.7	2.2%	1.9%
Storage Portfolio II	90%	Various	U.S.A.	Storage	629.9	171.4	458.5	2.0%	1.7%
Lincoln Centre	100%	Dallas	TX	Office	564.8	—	564.8	1.8%	1.5%
Great West Industrial Portfolio	100%	Rancho Cucamonga	CA	Industrial	556.0	—	556.0	1.7%	1.5%
701 Brickell Avenue	100%	Miami	FL	Office	534.9	172.8	362.1	1.7%	1.4%
99 High Street	100%	Boston	MA	Office	504.1	263.3	240.8	1.6%	1.3%
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

Results of Operations
Three months ended September 30, 2022 compared to three months ended September 30, 2021
Net Investment Income
The following table shows the results of operations for the three months ended September 30, 2022 and 2021 and the dollar and percentage changes for those periods (dollars in millions).

	For the Three Months Ended September 30,		Change
	2022	2021	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$313.1	$295.9	$17.2	5.8%
Real estate property level expenses:
Operating expenses	74.3	67.7	6.6	9.7%
Real estate taxes	52.2	52.6	(0.4)	(0.8)%
Interest expense	25.5	20.7	4.8	23.2%
Total real estate property level expenses	152.0	141.0	11.0	7.8%
Real estate income, net	161.1	154.9	6.2	4.0%
Income from real estate joint ventures	41.0	56.8	(15.8)	(27.8)%
Income from real estate funds	7.9	6.9	1.0	14.5%
Interest	32.8	19.7	13.1	66.5%
Other	3.0	—	3.0	N/M
TOTAL INVESTMENT INCOME	245.8	238.3	7.5	3.1%
Expenses:
Investment management charges	20.7	15.0	5.7	38.0%
Administrative charges	9.4	12.3	(2.9)	(23.6)%
Distribution charges	5.3	5.9	(0.6)	(10.2)%
Mortality and expense risk charges	—	0.3	(0.3)	N/M
Liquidity guarantee charges	22.2	18.8	3.4	18.1%
Interest expense	13.2	0.9	12.3	N/M
TOTAL EXPENSES	70.8	53.2	17.6	33.1%
INVESTMENT INCOME, NET	$175.0	$185.1	$(10.1)	(5.5)%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the three months ended September 30, 2022 and 2021. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2022	2021	$	%	2022	2021	$	%	2022	2021	$	%
Same Property	$293.7	$277.9	$15.8	5.7%	$69.9	$63.9	$6.0	9.4%	$49.5	$49.4	$0.1	0.2%
Properties Acquired	11.3	1.0	10.3	N/M	2.5	0.1	2.4	N/M	1.5	—	1.5	N/M
Properties Sold	8.1	17.0	(8.9)	(52.4)%	1.9	3.7	(1.8)	(48.6)%	1.2	3.2	(2.0)	(62.5)%
Impact of Properties Acquired/Sold	19.4	18.0	1.4	7.8%	4.4	3.8	0.6	15.8%	2.7	3.2	(0.5)	(15.6)%
Total Property Portfolio	$313.1	$295.9	$17.2	5.8%	$74.3	$67.7	$6.6	9.7%	$52.2	$52.6	$(0.4)	(0.8)%
N/M—Not meaningful

Rental Income:
Rental income increased by $17.2 million, or 5.8%, when compared to the third quarter of 2021, driven by increases across the industrial and apartment sectors due to reductions in bad debt expenses and rent concessions, as well as increased market rents. The Account's hotel property also experienced an increase in income which can be attributed to an increase in occupancy driven by convention activity, which was previously stifled by the restrictions placed on the hotel industry due to the COVID-19 pandemic.
Operating Expenses:
Operating expenses increased $6.6 million, or 9.7%, when compared to the third quarter of 2021. The increase is attributed to increases in repair and maintenance costs, as well as increases in payroll expenses, at the Account's apartment and hotel properties.
Real Estate Taxes:
Real estate taxes decreased $0.4 million, or 0.8%, when compared to the same period in 2021, primarily due to the sale of retail properties in the prior year quarter.
Interest Expense:
Interest expense increased $4.8 million, or 23.2%, when compared to the same period in 2021, as a result of a higher average outstanding principal balance on loans payable.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures decreased $15.8 million when compared to the same period in 2021, as a result of lower distributed income from two of the Account's retail properties located in Florida.
Income from Real Estate Funds:
Income from real estate funds increased $1.0 million when compared to the same period in 2021, primarily as a result of higher distributed income from one of the Account's real estate fund investments.
Interest Income:
Interest income increased $13.1 million in comparison to the same period of 2021, due to an increase in the Account's loans receivable and marketable securities portfolio.
Expenses:
Investment management, administrative and distribution costs charged to the Account are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. These expenses decreased $2.2 million over the comparable period of 2021.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. Mortality and expense risk expenses decreased between the comparative periods due to a decrease in the mortality and expense risk charge. Liquidity guarantee expenses were $3.1 million higher than the comparable period of 2021 as a result of a higher average net assets.
Interest expense on the Account's line of credit and other unsecured debt increased $12.3 million when compared to the same quarter of 2021, due to the issuance of senior notes and a higher average outstanding balance on the line of credit.

Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized gains and losses on investments and debt for the three months ended September 30, 2022 and 2021 and the dollar and percentage changes for those periods (dollars in millions).

	For the Three Months Ended September 30,		Change
	2022	2021	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments:
Real estate properties	$(35.0)	$(9.2)	$(25.8)	N/M
Real estate joint ventures	303.1	4.1	299.0	N/M
Real estate funds	13.9	—	13.9	N/M
Marketable securities	(1.4)	—	(1.4)	N/M
Loans receivable	—	—	—	N/M
Total realized gain (loss) on investments:	280.6	(5.1)	285.7	N/M
Net change in unrealized gain (loss) on:
Real estate properties	134.1	540.1	(406.0)	(75.2)%
Real estate joint ventures	(263.9)	421.0	(684.9)	N/M
Real estate funds	(0.6)	44.1	(44.7)	N/M
Real estate operating business	13.3	12.5	0.8	6.4%
Foreign currency exchange on forward contracts	(0.2)	—	(0.2)	N/M
Marketable securities	(7.4)	—	(7.4)	N/M
Loans receivable	(16.3)	1.5	(17.8)	N/M
Loans payable	12.1	(3.0)	15.1	N/M
Other unsecured debt	35.7	—	35.7	N/M
Net change in unrealized (loss) gain on investments and debt	(93.2)	1,016.2	(1,109.4)	N/M
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND DEBT	$187.4	$1,011.1	$(823.7)	(81.5)%
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $99.1 million during the third quarter of 2022, compared to $530.9 million of net realized and unrealized gains during the comparable period of 2021. Unrealized gains were driven by industrial properties in the Western and Southern regions due to increased average market and contract rents.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized gains of $39.2 million during the third quarter of 2022, compared to $425.1 million during the third quarter of 2021. Net gains were seen across the Account's joint venture investments in storage facilities, reflective of capitalization rate compression in the self-storage industry, as well as student housing portfolio with properties located across the U.S.
Real Estate Funds:
Real estate funds experienced net realized and unrealized gains of $13.3 million during the third quarter of 2022, compared to $44.1 million of unrealized gains during the third quarter of 2021. Realized gains in the third quarter of 2022 were driven by a partial equity sale of one of the Account's real estate funds.

Real Estate Operating Business:
The Account's real estate operating business experienced unrealized gains of $13.3 million during the third quarter of 2022, compared to $12.5 million of unrealized gains during the third quarter of 2021. Unrealized gains in the third quarter of 2022 were primarily attributed to favorable projected cash flows and industry share price growth due to a recapitalization of the business.
Marketable Securities:
The Account's marketable securities positions experienced net realized and unrealized losses of $8.8 million in the third quarter of 2022. The current period losses are the result of rising interest and U.S. Treasury rates during the quarter.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced unrealized losses of $16.3 million during the third quarter of 2022 compared to $1.5 million of net realized and unrealized gains during the comparable period of 2021. The current period losses are attributed to an unfavorable valuation of one loan collateralized by an office property located in Norwalk, Connecticut.
Loans Payable:
Loans payable experienced unrealized gains of $12.1 million in the third quarter of 2022, compared to $3.0 million of unrealized losses during the comparable period of 2021. The unrealized gains in the third quarter of 2022 were attributable to increases in U.S. Treasury yields driven by inflation risk and widening credit spreads.
Other Unsecured Debt:
The Account's other unsecured debt experienced unrealized gains of $35.7 million in the third quarter of 2022, in line with increase in U.S. Treasury yields driven by inflation risk and widening credit spreads.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
Net Investment Income
The following table shows the results of operations for the nine months ended September 30, 2022 and 2021 and the dollar and percentage changes for those periods (dollars in millions).

	For the Nine Months Ended September 30,		Change
	2022	2021	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$930.9	$890.0	$40.9	4.6%
Real estate property level expenses:
Operating expenses	219.0	200.3	18.7	9.3%
Real estate taxes	154.2	159.3	(5.1)	(3.2)%
Interest expense	63.3	66.2	(2.9)	(4.4)%
Total real estate property level expenses	436.5	425.8	10.7	2.5%
Real estate income, net	494.4	464.2	30.2	6.5%
Income from real estate joint ventures	144.0	149.0	(5.0)	(3.4)%
Income from real estate funds	19.4	11.6	7.8	67.2%
Interest	75.8	60.4	15.4	25.5%
Other	3.8	—	3.8	N/M
TOTAL INVESTMENT INCOME	737.4	685.2	52.2	7.6%
Expenses:
Investment management charges	64.6	48.5	16.1	33.2%
Administrative charges	31.8	38.8	(7.0)	(18.0)%
Distribution charges	17.6	19.8	(2.2)	(11.1)%
Mortality and expense risk charges	0.5	0.9	(0.4)	(44.4)%
Liquidity guarantee charges	67.3	47.2	20.1	42.6%
Interest expense	17.6	1.9	15.7	N/M
TOTAL EXPENSES	199.4	157.1	42.3	26.9%
INVESTMENT INCOME, NET	$538.0	$528.1	$9.9	1.9%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the nine months ended September 30, 2022 and 2021. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2022	2021	$	%	2022	2021	$	%	2022	2021	$	%
Same Property	$871.3	$817.0	$54.3	6.6%	$205.4	$184.7	$20.7	11.2%	$144.9	$147.1	$(2.2)	(1.5)%
Properties Acquired	29.1	1.1	28.0	N/M	5.8	0.1	5.7	N/M	4.1	—	4.1	N/M
Properties Sold	30.5	71.9	(41.4)	(57.6)%	7.8	15.5	(7.7)	(49.7)%	5.2	12.2	(7.0)	(57.4)%
Impact of Properties Acquired/Sold	59.6	73.0	(13.4)	(18.4)%	13.6	15.6	(2.0)	(12.8)%	9.3	12.2	(2.9)	(23.8)%
Total Property Portfolio	$930.9	$890.0	$40.9	4.6%	$219.0	$200.3	$18.7	9.3%	$154.2	$159.3	$(5.1)	(3.2)%
N/M—Not meaningful
Rental Income:
Rental income increased by $40.9 million, or 4.6%, when compared to the first nine months of 2021, driven by increases across the industrial and apartment sectors due increases in market rent due to increased demand and reductions in bad debt expenses and rent concessions. The Account's hotel property also experienced an increase in income which can be attributed to an increase in occupancy and convention activity.

Operating Expenses:
Operating expenses increased $18.7 million, or 9.3%, when compared to the first nine months of 2021. The increase is attributed to increases in repair and maintenance costs, as well as utility costs in the office and apartment sectors. The Account's hotel property also saw a large increase in operating expenses as occupancy increased.
Real Estate Taxes:
Real estate taxes decreased $5.1 million, or 3.2%, when compared to the same period in 2021, due to slight decreases in property taxes across the office sector.
Interest Expense:
Interest expense decreased $2.9 million, or 4.4%, when compared to the same period in 2021, as a result of lower average interest rates on the Account's outstanding principal balance of loans payable.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures decreased $5.0 million, when compared to the same period in 2021, as a result of lower distributed income, most notably from the Account's largest retail investment, located in Las Vegas Nevada, coupled with loss of income from sold investments.
Income from Real Estate Funds:
Income from real estate funds increased $7.8 million, when compared to the same period in 2021, due to increased dividends received from two of the funds.
Interest Income:
Interest income increased $15.4 million in comparison to the same period of 2021. The increase was driven by the increase in the Account's marketable securities holdings period-over-period, particularly government agency notes and corporate bonds.
Expenses:
Investment management, administrative and distribution costs charged to the Account are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. These expenses increased $6.9 million over the comparable period of 2021.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. Mortality and expense risk expenses remained relatively unchanged between the comparative periods. Liquidity guarantee expenses were $19.7 million higher than the comparable period of 2021 as a result of higher average net assets.
Interest expense from the Account's line of credit and other unsecured debt increased $15.7 million when compared to the same period of 2021, due to the issuance of senior notes and a higher average outstanding balance on the line of credit.
Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized gains and losses on investments and debt for the nine months ended September 30, 2022 and 2021 and the dollar and percentage changes for those periods (dollars in millions).

	For the Nine Months Ended September 30,		Change
	2022	2021	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments:
Real estate properties	$(5.5)	$193.6	$(199.1)	N/M
Real estate joint ventures	316.2	4.0	312.2	N/M
Real estate funds	13.9	—	13.9	N/M
Marketable securities	(2.7)	—	(2.7)	N/M
Loans receivable	—	(14.1)	14.1	N/M
Total realized gain on investments:	321.9	183.5	138.4	75.4%
Net change in unrealized gain (loss) on:
Real estate properties	2,286.2	1,232.1	1,054.1	85.6%
Real estate joint ventures	85.1	575.2	(490.1)	(85.2)%
Real estate funds	6.3	48.3	(42.0)	(87.0)%
Real estate operating business	214.1	34.6	179.5	N/M
Foreign currency exchange on forward contracts	1.4	—	1.4	N/M
Marketable securities	(45.9)	(0.3)	(45.6)	N/M
Loans receivable	(98.5)	20.2	(118.7)	N/M
Loans payable	61.9	11.0	50.9	N/M
Other unsecured debt	49.5	—	49.5	N/M
Net change in unrealized gain on investments and debt	2,560.1	1,921.1	639.0	33.3%
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND DEBT	$2,882.0	$2,104.6	$777.4	36.9%

N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $2.3 billion during the first nine months of 2022, compared to $1.4 billion of net realized and unrealized gains during the comparable period of 2021. While the Account saw appreciation across various real estate sectors during the period, unrealized gains were primarily driven by industrial properties in the Western and Southern region, as well as multi-family properties in the South, due to increased average market and contract rents, reflective of increased demand.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized gains of $401.3 million during the first nine months of 2022, compared to $579.2 million during the first nine months of 2021. Net gains in the first half of 2022 were primarily driven by the Account's joint venture investments in storage facilities, which saw a large increase in appreciation, reflective of capitalization rate compression in the self-storage industry. Multi-family joint venture investments also contributed to the increase in unrealized gains, particularly a large student housing portfolio with properties located throughout the U.S., as narrowing vacancy rates and increased market rents increased investor demand.
Real Estate Funds:
Real estate funds experienced unrealized gains of $20.2 million during the first nine months of 2022, compared to unrealized gains of $48.3 million during the first nine months of 2021. Current period gains are a result of a partial equity sale of one of the Account's funds.

Real Estate Operating Business:
The Account's real estate operating business experienced unrealized gains of $214.1 million during the first nine months of 2022 compared to $34.6 million during the comparable period of 2021. Unrealized gains were primarily attributed to favorable projected cash flows and industry share price growth due to a recapitalization of the business.
Marketable Securities:
The Account's marketable securities positions experienced unrealized losses of $48.6 million in the first nine months of 2022, as compared to losses of $0.3 million in the comparable period of 2021. The current period losses are the result of rising interest and U.S. Treasury rates.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced unrealized losses of $98.5 million during the first nine months of 2022 compared to $6.1 million of net realized and unrealized gains during the comparable period of 2021. Net losses in the first six months of 2022 are attributed to an unfavorable valuation of one loan collateralized by an office property located in Chicago, Illinois that is currently delinquent.
Loans Payable:
Loans payable experienced unrealized gains of $61.9 million in the first nine months of 2022, compared to $11.0 million of unrealized gains during the comparable period of 2021. The unrealized gains in 2022 were attributable to increases in U.S. Treasury yields driven by inflation risk and widening credit spreads.
Other unsecured debt:
Other unsecured debt experienced unrealized gains of $49.5 million in the third quarter of 2022, in line with increase in U.S. Treasury yields driven by inflation risk and widening credit spreads.
Liquidity and Capital Resources
As of September 30, 2022 and December 31, 2021, the Account’s cash and cash equivalents and marketable securities had a value of $2.7 billion and $2.2 billion representing 8.6% and 7.9% of the Account’s net assets at such dates, respectively. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and contract owner redemption requests (i.e., contract owner withdrawals or benefit payments). In addition, as disclosed in the Account's Form 10-K for the year ended December 31, 2021, the Account is able to meet its short-term and long-term liquidity needs through the Liquidity Guarantee provided by TIAA.
Net Income and Debt Outstanding
The Account’s net investment income is a source of liquidity for the Account. Net investment income was $538.0 million for the nine months ended September 30, 2022, as compared to $528.1 million for the comparable period of 2021. The increase in total net investment income is described more fully in the Results of Operations section.
On September 16, 2022, the Account entered into a new credit facility under which it borrowed $500.0 million in term loans and has a $500.0 million unsecured line of credit, accessible as needed to fund the Account's near-term investment objectives, as further described in Note 10—Credit Facility. As of September 30, 2022, the Account had not drawn on the line of credit.
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
As of September 30, 2022, the Account’s loan-to-value ratio was 16.3%. The Account's loan-to-value ratio at any time is based on the outstanding principal amount of debt to the Account's total gross asset value, and excludes leverage, if any, employed by REITs and real estate funds in which the Account invests. The ratio will be measured at the time of any debt incurrence and will be assessed after giving effect thereto. The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets. In calculating outstanding indebtedness, we include only the Account’s actual percentage interest in any borrowings on a joint venture investment and not that of any joint venture partner. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving or other line of credit, management includes only amounts outstanding when calculating outstanding indebtedness.
The Account may borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of costs incurred in developing the property. Except for construction loans, any mortgage loans on a property will be non-recourse to the Account. For this purpose, non-recourse means that if there is a default on a loan in respect to a specific property, the lender will have recourse to (i.e., be able to foreclose on) only the property encumbered (or the joint venture owning the property), or to other specific Account properties that may have been pledged as security for the defaulted loan, but not to any other assets of the Account. Currently, TIAA, on behalf of the Account, maintains a credit agreement with a syndicate of third-party bank lenders, including JPMorgan Chase Bank, N.A. (the “Credit Agreement”), comprised of an unsecured revolving line of credit and term loans. The Account may use the proceeds of borrowings under the Credit Agreement for funding general organizational purposes of the Account in the ordinary course of business, including financing certain real estate portfolio investments. The Account may enter into additional unsecured lines of credit, credit facilities and term bank loans underwritten by one or more third-party lenders. In addition, from time to time, the Account may borrow capital for operating or other needs by offering debt securities.
As of September 30, 2022, there are five mortgage obligations, totaling $468.0 million, secured by real estate investments wholly-owned by the Account that mature within the next twelve months. The Account has sufficient liquidity to meet its mortgage obligations.
Recent Transactions
The following describes transactions occurring during the third quarter of 2022 related to real estate properties, real estate joint ventures, real estate funds, loans receivable, and loans payable. Except as noted, expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. Dollar amounts are shown in millions.
Real Estate Properties and Joint Ventures
Purchases

Property Name	Transaction Date	Ownership Percentage	Sector	Location	Net Purchase Price(1)
Storage Portfolio V(2)	07/07/2022	90.00%	Storage	Kyle, TX	$14.5
Storage Portfolio V(2)	07/21/2022	90.00%	Storage	Baltimore, MD	$16.4
Storage Portfolio V(2)	07/22/2022	90.00%	Storage	Loveland, CO	$14.9
Fairfield Tolenas	08/02/2022	100.00%	Industrial	Fairfield, CA	$80.5
Storage Portfolio V(2)	08/15/2022	90.00%	Storage	Englewood, CO	$17.0
Lennar Emblem at Conyers	08/24/2022	90.00%	Land	Conyers, GA	$4.0
Storage Portfolio V(2)	09/08/2022	90.00%	Storage	Knoxville, TN	$14.1
(1)     The net purchase price represents the purchase price and closing costs.
(2)     During the third quarter of 2022, the Account purchased multiple storage properties located in various cities throughout the United States. These properties are held in the Account's Storage Portfolio V joint venture investment, in which the Account has a 90% interest.

Sales

Property Name	Transaction Date	Ownership Percentage	Sector	Location	Net Sales Price(1)	Realized Gain (Loss) on Sale(2)
Fairfield Tolenas	08/02/2022	95.00%	Industrial	Fairfield, CA	$79.7	$31.4
Colorado Center - Partial Sale(3)	08/17/2022	2.00%	Office	Santa Monica, CA	$350.9	$284.1
Camelback Center	09/01/2022	100.00%	Office	Phoenix, AZ	$61.3	$(43.1)
Fayette Pavilion Walmart - Partial Sale(4)	09/09/2022	100.00%	Retail	Fayetteville, GA	$23.1	$8.4
(1)     The net sales price represents the sales price, less selling expenses.
(2)     Majority of the realized gain (loss) has been previously recognized as unrealized gains (losses) in the Account's Consolidated Statements of Operations.
(3)     The Account sold a portion of it's interest in the CA- Colorado Center Limited Partnership, which holds the property known as Colorado Center, effectively reducing the Account's ownership in the joint venture investment, from 50% to 2%. The Account's portion of the mortgage obligation was also reduced following the decrease in ownership in the joint venture investment.
(4)     The Account sold the Walmart parcel held within the Fayette Pavilion investment portfolio.
Financings
New Debt

Description	Transaction Date	Interest Rate	Maturity Date	Amount
Term Loan	09/16/2022	3.02% + SOFR(1)	9/16/2024	$500.0
(1)     The elected interest rate at time of agreement selected from the applicable rate of the revolving term loan options.
(*) Secured Overnight Financing Rate (“SOFR”).
Debt Payoff

Description	Transaction Date	Interest Rate	Sector	Maturity Date	Amount
Regents Court	08/01/2022	3.69%	Apartments	11/01/2022	$39.6
Legacy at Westwood	08/01/2022	3.69%	Apartments	11/01/2022	$46.7
Line of Credit	09/16/2022	3.23%	N/A	09/20/2022	$500.0
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint ventures, funds, an operating business and loans receivable, including those with related parties, which, as of September 30, 2022, represented 92.4% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:
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
As of September 30, 2022, 7.6% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., government agency notes and corporate bond securities) and, when applicable, REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements of the Account's 2021 Form 10-K.
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
In addition to these risks, real estate equity securities (such as REIT securities and MBS) would be subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. For more information on the risks associated with all of the Account’s investments, see Item 1A. Risk Factors, of the Account's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 10, 2022, as such risk factors may be updated in Item 1A of this Form 10-Q or in subsequent reports.
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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2022. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
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

	(I)	Form of OneIRA Non-Qualified Deferred Annuity Contract (and Rate Schedule)[14]
	(J)	(1) Form of Endorsement to Retirement Choice and Retirement Choice Plus Contracts for Custom Portfolios[16]
(2) Form of Endorsement to Retirement Choice and Retirement Choice Plus Certificates for Custom Portfolios[16]
	(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate[17]
	(L)	(1)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Annuity Contract[18]
(2)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Plus Annuity Contract[18]
	(M)	Form of Retirement Plan Loan Endorsement to Group Retirement Annuity Certificate[19]
	(N)	Form of Retirement Plan Loan Endorsement to Retirement Annuity Contract[20]
	(O)	Form of Retirement Plan Loan Endorsement to Supplemental Retirement Annuity Contract[21]
	(P)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[22]
	(Q)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[23]
(10)	(A)	Engagement Letter Agreement with Independent Fiduciary, dated February 10, 2022, between TIAA, on behalf of the Registrant, and SitusAMC Real Estate Valuation Services, LLC[15]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.[8]
(31)		Rule 13(a)Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications*(e)/ Rule 13a-15(e)/15d-15(e) Certifications*
(32)		Section 1350 Certifications*
(101)		The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2022 (Unaudited), formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities as of September 30, 2022 (Unaudited), (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (Unaudited), (iii) the Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2022 and 2021 (Unaudited), (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (Unaudited), and (v) the Notes to the Consolidated Financial Statements (Unaudited).**
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of November 2022.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

November 4, 2022	By:	/s/ Christine E. Dugan
Christine E. Dugan Executive Vice President and Product General Manager –Institutional Lifetime Income, Teachers Insurance and Annuity Association of America (Principal Executive Officer)

November 4, 2022	By:	/s/ Christopher Baraks
Christopher Baraks Senior Vice President, Interim Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)