Form 10-K
period 2022-12-31
TIAA REAL ESTATE ACCOUNT
filed 2023-03-09
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________ to  _________
Commission file number: 33-92990; 333-263515
TIAA REAL ESTATE ACCOUNT
(Exact name of registrant as specified in its charter)

New York	NOT APPLICABLE
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
C/O TEACHERS INSURANCE AND
ANNUITY ASSOCIATION OF AMERICA
730 Third Avenue
New York, New York 10017-3206
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (212) 490-9000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.
Securities registered pursuant to Section 12(g) of the Act:

None.
(Title of Class)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                     ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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
•ATRAs (After-Tax Retirement Annuities)
•Real Estate Account Accumulation Contracts
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
◦real estate operating businesses;
◦investments in equity or debt securities of domestic and foreign companies whose operations involve real estate (i.e., that primarily own, develop or manage real estate) which may not be real estate investment trusts (“REITs”);
◦domestic or foreign loans, including conventional commercial mortgage loans, participating mortgage loans, secured domestic and foreign (including U.K.) mezzanine loans, subordinated loans and collateralized mortgage obligations, including commercial mortgage-backed securities (“CMBS”), collateralized mortgage obligations (“CMOs”) and other similar investments; and
◦public and/or privately placed, domestic and foreign, registered and unregistered equity investments in REITs, which investments may consist of registered or unregistered common or preferred stock interests.
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
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. Management intends that the Account will not hold more than 10% of net assets in such securities on a long-term basis. As of December 31, 2022, the Account did not hold any publicly traded REITs or CMBS.
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
•Intermediate-term or long-term non-government related instruments, such as corporate debt securities, domestic- or foreign mezzanine or other debt, and structured securities, (e.g. unsecured debt obligations with a return linked to the performance of an underlying asset). Such structured securities may include asset-backed securities (“ABS”) issued by domestic or foreign entities, mortgage backed securities (“MBS”), residential mortgage backed securities (“RMBS”), debt securities of foreign governments, and collateralized debt (“CDO”), collateralized bond (“CBO”) and collateralized loan (“CLO”) obligations, but only if such non-government related instruments are investment-grade securities;
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
Liquid Securities Generally. Primarily due to management’s need to manage fluctuations in cash flows, in particular during and following periods of significant contract owner net transfer activity into or out of the Account, the Account may, on a temporary basis (i) exceed the upper end of its targeted holdings (currently 35% of the Account’s net assets) in liquid securities of all types, including both publicly traded non-real estate-related liquid investments and liquid real estate-related securities, such as REITs, and structured securities including ABS, RMBS, CMBS and MBS, or (ii) be below the low end of its targeted holdings in such liquid securities (currently 15% of the Account’s net assets).
The portion of the Account’s net assets invested in liquid investments of all types may exceed the upper end of its target, for example, if (i) the Account receives a large inflow of money in a short period of time, in particular due to significant contract owner transfer activity into the Account, (ii) the Account receives significant proceeds from sales or financings of direct real estate assets, (iii) there is a lack of attractive direct real estate investments available on the market, and/or (iv) the Account anticipates more near-term cash needs, including to acquire or improve direct real estate investments, pay expenses or repay indebtedness. Conversely, the portion of the Account’s net assets invested in liquid investments of all types may exceed the lower end of its target, for example, during and immediately following periods of significant net contract owner outflows.
Foreign Investments. The Account may also make foreign real estate, foreign real estate-related investments and foreign liquid, fixed-income investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management does not intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of December 31, 2022, the Account held $29.4 million in foreign real estate investments.
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
Investments Summary. At December 31, 2022, the Account’s net assets totaled $29.7 billion. As of that date, the Account’s investments in real estate properties, real estate joint ventures, real estate funds, a real estate operating business and loans receivable, net of the fair value of loans payable on real estate and the Account's outstanding balance on the term loan and senior notes payable, represented 92.9% of the Account’s net assets. The remaining 7.1% of net assets is primarily comprised of short-term marketable securities such as U.S. Treasury securities, U.S. government agency notes and corporate bonds.
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
From time to time, the Account may increase its loan-to-value ratio above the targeted ratio of 20% or less in order to satisfy short-term and long-term portfolio management needs such as addressing debt maturities and ongoing working capital requirements. If the value of the Account’s portfolio investments decrease, then the Account’s loan-to-value ratio of the Account may increase above the loan-to-value ratio which Account management intends to achieve or has targeted.
As of December 31, 2022, the principal amount of mortgages secured by the Account's wholly-owned properties was $1.9 billion. When combined with the Account’s equity share of the $3.0 billion in mortgages held within and serviced by the Account’s joint venture investments, $500.0 million of term loan outstanding, $500.0 million of senior notes payable outstanding and $264.5 million in loans collateralized by loans receivable, the Account's total outstanding debt is $6.2 billion, which is used to derive the Account’s loan-to-value ratio of 17.2% as of December 31, 2022.
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
Currently, TIAA, on behalf of the Account, maintains a credit agreement with a syndicate of third-party bank lenders, including JPMorgan Chase Bank, N.A. (the “Credit Agreement”), comprised of an unsecured revolving line of credit and a term loan. In addition, TIAA, on behalf of the Account, entered into a note purchase agreement (the “Note Purchase Agreement”) with certain qualified institutional purchasers party thereto (collectively, the “Note Holders”). The Notes are unsecured obligations of the Account and were offered and sold by the Account to the Note Holders pursuant to an applicable exemption under the federal securities laws. The Account may use the proceeds of borrowings under the Credit Agreement, the Note Purchase Agreement, or future similar lending and debt arrangements for funding general organizational purposes of the Account in the ordinary course of business, including financing certain real estate portfolio investments. The Account may enter into additional unsecured lines of credit, credit facilities, term bank loans underwritten by one or more third-party lenders, and note purchase agreements or similar contractual arrangements related to the issuance of debt securities.
Risk Factors. The Account’s assets and income can be affected by a variety of risk factors. These risks are more fully described under Item 1A of this report.
Personnel and Management. The Account has no officers, directors or employees. TIAA employees, under the direction and control of the Board, manage the investment of the Account’s assets, following investment management procedures TIAA has adopted for the Account. References to “Management” herein refer to the employees and officers of TIAA responsible for management of the Account. In addition, TIAA performs administration functions for the Account (which includes receiving and allocating premiums, calculating and making annuity payments and providing recordkeeping and other services). Distribution services for the Account (which include, without limitation, distribution of the annuity contracts, advising existing annuity contract owners in connection with their accumulations and helping employers implement and manage retirement plans) are performed by TIAA-CREF Individual & Institutional Services, LLC (“Services”), a wholly-owned subsidiary of TIAA, and a registered broker-dealer and member of the Financial Industry Regulatory Authority (“FINRA”). TIAA and Services provide investment management, administration, and distribution services, as applicable, to the Account on an “at-cost” basis.
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
•to the Account from a CREF investment account, a TIAA Access variable account (if available), TIAA’s Traditional Annuity (transfers from TIAA’s Traditional Annuity under RA, GRA or Retirement Choice contracts are subject to restrictions), a TIAA-CREF affiliated mutual fund or from other companies' plans;
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
•Potential liability for damage to the environment or injury to individuals caused by hazardous substances used or found on its properties, as well as risks associated with federal and state environmental laws, which may impose restrictions on the manner in which a property may be used;
•Certain catastrophic losses that may be uninsurable, as well as risks related to climate-related changes and hazards, which could adversely impact the Account’s investment returns;

•ESG criteria used to assess economic risk or financial opportunity projections in the evaluation of commercial real estate investments may not materialize in the way we have anticipated, resulting in the Account subsequently underperforming relative to other investment vehicles that did not utilize such ESG criteria in selecting and managing portfolio properties;
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
•Risks associated with the Account’s investments in, and leasing of, single-family real estate include risks relating to the condition of the properties, the credit quality and employment stability of the tenants, and compliance with applicable local laws regarding the acquisition and leasing of single family real estate (which may include manufactured housing);
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
•The Account’s requirement to sell property in the event that TIAA owns too large of a percentage of the Account’s accumulation units, which sales could occur at a time or price that is not optimal for the Account’s returns; and
•The tax rules applicable to the contracts vary and your rights under a contract may be subject to the terms of your employer's retirement plan itself, regardless of the terms of the contract. We cannot provide detailed information on all tax aspects of owning the contracts. Tax rules may change without notice, and we cannot predict whether, when, or how tax rules could change or what, if any, tax legislation will actually be proposed or enacted.
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
◦a weak market for real estate generally and/or in specific locations where the Account may own property, including, among other reasons, as a result of an epidemic, pandemic or other health-related issue, or changing economic or market environment with high inflation or rapid increases in interest rates, in one or more markets where the Account owns property;
◦business closings, industry or sector slowdowns, employment losses and related factors;
◦the availability of financing (both for the Account and potential purchasers of the Account’s properties);
◦an oversupply of, or a reduced demand for, certain types of real estate properties;
◦natural disasters (including hurricanes, tornadoes, earthquakes and tsunamis), rising sea levels due to global climate warming or otherwise, flooding and other significant and severe weather-related events;
◦health emergencies, such as pandemics and epidemics;
◦changing economic or market environments with high inflation or rapid increases in interest rates;
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
•The Account owns and operates retail properties, which, in addition to the risks listed above, are subject to specific risks, including the insolvency and/or closing of an anchor tenant for certain properties. Many times, anchor tenants will be “big box” stores and other large retailers that have been particularly adversely impacted by a global recession, competition from online retailers and reduced consumer spending generally. Factors that can impact the level of consumer spending include increases in fuel and energy costs, residential and commercial real estate and mortgage conditions, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors. Changes in consumer spending patterns may increasingly favor online retailers over physical retail locations. These changes in consumer spending patters may reduce net operating income and appraised values of retail properties held by the Account, adversely impacting such properties' financial condition and the performance returns of the Account. Under certain circumstances, co-tenancy clauses in tenants’ leases may allow certain tenants in a retail property to terminate their leases or reduce or withhold rental payments when overall occupancy at the property falls below certain minimum levels. The insolvency and/or closing of an anchor tenant may also cause such tenants to terminate their leases, or to fail to renew their leases at expiration.
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
•From time to time, the Account may own and lease single family real estate (which may include manufactured housing). In addition to the risks listed above, single-family real estate investment may subject the Account to a variety of additional risks, including risks relating to the condition of the properties, the credit quality and employment stability of the tenants, and compliance with applicable local laws regarding the acquisition and leasing of single family real estate. Until recently, the single-family rental business consisted primarily of private and individual investors in local markets and was managed individually or by small, local property managers. This part of our real estate-related investment strategy involves purchasing, renovating, maintaining and managing residential properties and leasing them to suitable tenants. Large, well-capitalized institutional investors such as the Account have only recently entered this business and, as a result, there are very few peer companies with an established long-term track record to assist us in predicting whether our single family investment strategy can be implemented and sustained successfully over time. Furthermore, the single family real estate (which may include manufactured housing) that we may acquire can vary materially in terms of time to possession, renovation, quality and type of construction, location and hazards. Our success depends on our ability to acquire single family properties that can be quickly possessed renovated, repaired, upgraded and rented with minimal expense and maintained in rentable condition. Our ability to identify and acquire such properties is fundamental to this part of our real related investment strategy. In addition, the recent market and regulatory environments relating to single-family residential properties have been changing rapidly, making future trends difficult to forecast. For example, an increasing number of homeowners now wait for an eviction notice or eviction proceedings to commence before vacating foreclosed premises, which can significantly increase the time period between the acquisition and leasing of a single family property. Such changes affect the accuracy of our assumptions on investment return for single family properties and, in turn, may adversely affect the Account’s performance.
•The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. Most countries, including the United States, reacted to the pandemic by restricting many business and travel activities, mandating the partial or complete closures of certain business and schools and taking other actions to mitigate the spread of the virus, most of which had a disruptive effect on economic activity, including the use of and demand for office space. Many private businesses, including some of our customers, continue to permit some or all of their employees to work from home some or all of the time even after the pandemic has subsided. Potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements prompted initially by the pandemic, could materially and negatively impact the future demand for office space over the long-term, which could have an adverse effect on business.
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
Condemnation. A governmental agency may condemn and convert for a public use (i.e., through eminent domain) all or a portion of a property owned by the Account. While the Account would receive compensation in connection with any such condemnation, such compensation may not be in an amount that TIAA, as the manager of the Account, believes represents the equivalent value for the condemned property. Further, a partial condemnation could impair the ability of the Account to maximize the value of the property during its operation, including making it more difficult to find new tenants or retain existing tenants. Finally, a property which has been subject to a partial condemnation may be more difficult to sell at a price the Account believes is appropriate.
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

Valuation and Appraisal Risks. Investments in the Account’s assets are stated at fair value, which is defined as the price that would be received to sell the asset in an orderly transaction between market participants at the measurement date. Because fair value excludes transaction costs that will be incurred to sell an investment, the Account's unit value won't necessarily reflect the net realizable value of its investments. Determination of fair value, particularly for real estate assets, involves significant judgment. Valuation of the Account’s real estate properties (which comprise a substantial majority of the Account’s net assets) are based on real estate appraisals, which are estimates of property values based on a professional's opinion and may not be accurate predictors of the amount the Account would actually receive if it sold a property. Appraisals can be subjective in certain respects and rely on a variety of assumptions and conditions at that property or in the market in which the property is located, which may change materially after the appraisal is conducted. Among other things, market prices for comparable real estate may be volatile, in particular if there has been a lack of recent transaction activity in such market. Any future disruptions in the macro-economy, real estate markets and the credit markets, such as those that occurred from 2008-2011, were caused by the COVID-19 pandemic, or occur as a result of changing economic or market environments with high inflation or rapid increase in interest rates, could lead to a significant decline in real estate transaction activity in most markets and sectors in which the Account is invested. The resulting lack of observable transaction data may make it more difficult for a property appraisal to determine the fair value of the Account’s investment in one or more real estate assets. In addition, a portion of the data used by appraisers is based on historical information at the time the appraisal is conducted, and subsequent changes to such data, after an appraiser has used such data in connection with the appraisal, may not be adequately captured in the appraised value. Also, to the extent that the Account uses a relatively small number of independent appraisers to value a significant portion of its properties, valuations may be subject to any institutional biases of such appraisers and their valuation procedures.
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

Risks of Borrowing. The Account acquires some of its properties subject to existing financing and from time to time borrows new funds at the time of purchase. The Account may borrow pursuant to mortgages placed on individual properties, under the Account’s Credit Agreement, under another unsecured line of credit, credit facility or term bank loan into which the Account enters in the future, or under the terms of debt securities issued by the Account. Also, the Account may from time to time place new leverage on, increase the leverage already placed on, or refinance maturing debt on, existing properties the Account owns. Under the Account's current investment guidelines, the Account intends to maintain its loan-to-value ratio at or below 30% (measured at the time of incurrence and after giving effect thereto) with a targeted loan-to-value ratio of 20% or less. From time to time, the Account may increase its loan-to-value ratio above the targeted ratio of 20% or less in order to satisfy short-term and long-term portfolio management needs such as addressing debt maturities and ongoing working capital requirements. If the values of the Account’s portfolio investments decrease, the loan-to-value ratio of the Account may increase above the loan-to-value ratio which Account management intends to achieve or has targeted.
As of December 31, 2022, the Account’s loan-to-value ratio was approximately 17.2%. Also, the Account may borrow up to 70% of the then-current value of a particular property. Non-construction mortgage loans on a property will be non-recourse to the Account, except for standard non-recourse carve outs. Among the risks of borrowing money, including borrowing under the Credit Agreement, any additional future line of credit, credit facility or term bank loan, the issuance of debt securities by the Account, or under another line of credit or credit facility, or otherwise investing in a property subject to a mortgage are the following:
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
•Variable Interest Rate Risk. If the Account obtains variable-rate loans, the Account’s returns may be volatile when interest rates are volatile. Generally, changes in interest rates will have a smaller effect on the market value of variable-rate loans than on the market value of comparable fixed-rate obligations. Further, the Account is exposed to interest rate risk with respect to variable-rate indebtedness based on current property-level mortgage financings, and may become exposed to such interest rate risk in any future borrowings under the Credit Agreement, one or more future bank term loans or any issuance of debt securities. Any increase in interest rates under such debt financing arrangements would directly result in higher interest expense costs to the Account. Any interest rate hedging activities the Account engages in to mitigate this risk may not fully protect the Account from the impact of interest rate volatility. As of December 31, 2022, the outstanding principal balance of our variable rate indebtedness, including mortgage loans payable and term loans, was $811.3 million.
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
•Ability to Incur Additional Indebtedness. The Account and Account Subsidiaries may also incur additional indebtedness in the future. Although our Syndicated Credit Agreement, Note Purchase Agreement, and other financing agreements contain certain financial covenants, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. In addition, to the extent new debt is added to the Account and the Account Subsidiaries’ current debt levels, the substantial risks of borrowings described above would increase.
A general disruption in the credit markets, such as the disruption experienced in 2008 and 2009, caused by the COVID-19 pandemic in 2020, or caused by changing economic or market environments with high inflation or rapid increases in interest rates, may aggravate some or all of these risks.

Investment and Cash Management Risks Associated with Contract Owner Transactions. The amount the Account has available to invest in new properties and other real estate-related assets will depend, in large part, on the level of net contract owner transfers into or out of the Account as well as contract owner premiums into the Account. As noted elsewhere in this report, the Account intends to hold between 15% and 25% of its net assets in liquid, fixed-income investments. These liquid assets are intended to be used to satisfy contract owner redemption requests and meet the Account’s expense needs (including, from time to time, obligations on debt). Significant contract owner transaction activity into or out of the Account’s units is generally not predictable, and wide fluctuations can occur as a result of macroeconomic, geopolitical or market conditions (including market disruptions, volatility or downturns), the performance of equities or fixed income securities or general investor sentiment, regardless of the historical performance of the Account or of the performance of the real estate asset class generally. In the event that the Account were to experience significant net contract owner transfers out of the Account, such transfers can eventually cause the Account’s liquid, fixed-income investments to comprise less than 10% of the Account’s assets (on a net and total basis), as occurred over the course of 2022. As of December 31, 2022, the Account’s liquid, fixed-income investments comprised 7.1% of its net assets. Such situations could trigger the need to execute the TIAA liquidity guarantee. If a significant amount of net contract owner transfers out of the Account were to recur, particularly in high volumes, the Account may not have enough available liquid assets to pursue, or consummate, new investment opportunities presented to us that are otherwise attractive to the Account. This, in turn, could harm the Account’s returns. Even though the Account has over time experienced both net inflows (purchases) and net outflows (redemptions) of contract owner investments on an annual basis, there is no guarantee that net outflow or redemption activity will not increase, perhaps in a significant and rapid manner, particularly in response to market cycles in the domestic and foreign securities and commercial real estate markets and other factors.
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
•Because external factors may have changed from when the project was originally conceived (e.g., slower growth in the local economy, periods of high inflation or rising interest rates, overbuilding in the area, or changes in the regulatory and permitting environment), the property may not attract tenants on the schedule we originally planned and/or may not operate at the income and expense levels first projected.
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
In addition, some state and local municipal jurisdictions, such as New York City, Boston, MA, and Washington D.C. and the States of Washington and Colorado, have enacted legislation which compels building owners to meet standards for energy efficiency or carbon emission limits which may result in unplanned capital expenditures or require amendments to leases or other financial agreements with tenants (which represent a significant portion of building energy consumption) to improve building efficiency. If standards are not met, the Account could be subject to fines and/or other regulatory penalties that may impact the value of non-compliant building held in the Account’s portfolio. Additional state and local jurisdictions (including foreign jurisdictions where the Account could own commercial property) that have committed to achieve carbon reduction, clean energy standards and other ESG-related criteria may implement similar legislation impacting commercial real estate that could increase costs and negatively impact the performance of such properties in the Account’s portfolio where it may not be financially feasible to meet such standards. Buildings that do not meet these standards could be discounted at the time of sale based on the cost required to meet regulatory requirements.
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
Climate Change Transition Risks. Climate change poses long-term risks to investments that should be assessed and mitigated. Risks fall into two primary categories, as outlined with the Task Force on Climate related Financials Disclosures (“TCFD”):
•Physical Risk (as described above); and
•Low Carbon Transition Related Risks: Transitioning to a low-carbon economy may entail extensive policy, legal, regulatory, technology and market changes as public and private organizations and institutions attempt to mitigate and adapt to climate change. Depending on the nature, speed and focus of these changes, transition risks may pose varying levels of financial and reputational risk to organizations and, by definition, also to their investors and portfolio assets (such as those held by the Account). While transition risk is relevant across sectors, it is likely to be especially severe for carbon-intensive industries. The Account will attempt to develop a specific pathway to achieve net zero carbon impact across its portfolio properties (“Net Zero Carbon”) in order to mitigate financial risk associated with the transition to a low-carbon economy as part of what TIAA believes is its fiduciary responsibility to mitigate risk in the Account’s portfolio and enhance the financial performance for the Account’s real estate investments. Given the long-term nature of commercial real estate investments, TIAA will target to protect and enhance the value of the Account’s commercial real estate investments by achieving Net Zero Carbon prior to the time period where a commercial real estate investment may become obsolete or illiquid if it cannot reasonably reduce emissions to meet required standards. TIAA will continue to ensure that all portfolio investment decisions for the Account with regard to Net Zero Carbon are based on expected financial performance, taking into account potential risks to asset value or liquidity, and opportunities to improve performance through improvements to commercial real estate properties held by the Account that reduce energy use and carbon emissions and thus decrease long-term costs for the Account.
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

RISKS OF INVESTING IN REAL ESTATE INVESTMENT TRUST (REIT) SECURITIES
The Account may invest in registered and unregistered REIT securities for diversification, liquidity management and other purposes. The Account’s investment in REITs may also increase, as a percentage of net assets, during periods in which the Account is experiencing large net inflow activity, in particular due to net contract owner transfers into the Account. As of December 31, 2022, the Account did not hold any REIT securities. Investments in REIT securities are subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying properties owned by the entity, while mortgage REITs may be affected by the quality of any credit extended. Moreover, changes in consumer behavior that affect the use of commercial spaces could negatively impact the value of properties underlying certain REITs. In addition to these risks, because REIT investments are securities and generally publicly traded, they may be exposed to market risk and potentially significant price volatility due to changing conditions in the financial markets and, in particular, changes in overall interest rates, regardless of the value of the underlying real estate such REIT may own.
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
RISKS OF MORTGAGE-BACKED SECURITIES
The Account from time to time has invested in mortgage-backed securities and may in the future invest in such securities. Mortgage-backed securities, such as CMBS and RMBS, are subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. The underlying mortgage loans may experience defaults with greater frequency than projected when such mortgages were underwritten, which would impact the values of these securities, and could hamper our ability to sell such securities. In particular, these types of investments may be subject to prepayment risk or extension risk (i.e., the risk that borrowers will repay the loans earlier or later than anticipated). If the underlying mortgage assets experience faster than anticipated prepayments of principal, the Account could fail to recoup some or all of its initial investment in these securities, since the original price paid by the Account was based in part on assumptions regarding the receipt of interest payments. If the underlying mortgage assets are repaid later than anticipated, the Account could lose the opportunity to reinvest the anticipated cash flows at a time when interest rates might be rising. The rate of prepayments depends on a variety of geographic, social and other functions, including prevailing market interest rates and general economic factors. Further, it is possible that issuers of U.S. Government Securities will not have the funds to meet their payment obligations in the future, and the U.S. Government may change its support of, and policies regarding, Fannie Mae and Freddie Mac. Both Fannie Mae and Freddie Mac have been operating under conservatorship with the Federal Housing Finance Administration (“FHFA”) since September 2008. The entities are dependent upon the continued support of the U.S. Department of the Treasury and FHFA in order to continue their business operations. These factors, among others, could affect the future status and role of Fannie Mae and Freddie Mac and the value of their securities and the securities which they guarantee. Even if the Account acquired such securities, such changes may have a negative effect on the pricing of such securities. Other policy changes impacting Fannie Mae and Freddie Mac and/or U.S. Government programs related to mortgages that may be implemented in the future could create market uncertainty and affect the actual or perceived credit quality of issued securities, adversely affecting mortgage-backed securities through an increased risk of loss.
Importantly, the fair market value of these securities is also highly sensitive to changes in interest rates, liquidity of the secondary market and economic conditions impacting financial institutions and the credit markets generally. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments. Further, volatility and disruption in the mortgage market and credit markets generally, including periods of high inflation or rapid increases in interest rates, may cause there to be a very limited or even no secondary market for these securities and they therefore may be harder to sell than other securities.
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
Interest Rate Risk. The risk that the value or yield of fixed-income investments may decline if interest rates change. In general, when prevailing interest rates decline, the market values of outstanding fixed-income investments (particularly those paying a fixed rate of interest) tend to increase while yields on similar newly issued fixed-income investments tend to decrease, which could adversely affect the Account’s income. Conversely, when prevailing interest rates increase, the market values of outstanding fixed-income investments (particularly those paying a fixed rate of interest) tend to decline while yields on similar newly issued fixed income investments tend to increase. If a fixed-income investment pays a floating or variable rate of interest, changes in prevailing interest rates may increase or decrease the investment’s yield. Fixed-income investments with longer durations tend to be more sensitive to interest rate changes than shorter-term investments. Interest rate risk is generally heightened during periods when prevailing interest rates are low or negative. During periods of very low or negative interest rates, a fixed-income investment may not be able to maintain positive returns. As of December 31, 2022, interest rates in the United States and in certain foreign markets have recently started to rise rapidly from historic low levels. In general, changing interest rates could have unpredictable effects on the markets and may expose fixed-income and related markets to heightened volatility. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions). Additional interest rate-related risk include the following:
•London Interbank Offered Rate (“LIBOR”) Risks. LIBOR is an average interest rate, determined by the ICE Benchmark Administration, that banks charge one another for the use of short-term money. Certain financial contracts in which the Account may invest are subject to rates that are tied to a specific reference interest rate, such as LIBOR. On March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that all LIBOR settings will either cease to be provided by any administrator, or no longer be representative immediately after December 31, 2021, for all four LIBOR settings (British Pound (“GBP”), Euro, Swiss Franc and Japanese Yen), as well as one-week and two-month U.S. dollar LIBOR settings, and immediately after June 30, 2023 for the remaining U.S. dollar LIBOR settings, including three-month U.S. dollar LIBOR. On December 16, 2022, the Board of Governors of the U.S. Federal Reserve System adopted the Secured Overnight Financing Rate (“SOFR”), which will replace U.S. dollar LIBOR in certain financial contracts after June 30, 2023. SOFR measures the cost of overnight borrowings through repurchase agreement transactions collateralized with U.S. Treasury securities. Other replacement rates could be adopted by market participants and foreign central banks in the future for different types of financial contracts. Although the transition process away from LIBOR has become increasingly well-defined in advance of the discontinuation date on June 30, 2023, there remains uncertainty regarding the future utilization of SOFR and the nature of any other replacement rates for different types of financial contracts. Any potential effects of the transition away from LIBOR to SOFR (or to other replacement rates) for certain financial contracts held by the Account, or on certain instruments in which the Account invests, can be difficult to ascertain. Such effects may vary depending on factors that include, but are not limited to: (i) existing fallback or termination provisions in certain financial contracts, and (ii) whether, how, and when industry participants develop and adopt new reference rates and fallbacks for both legacy and new products and instruments. In addition, interest rate provisions included in such contracts may need to be renegotiated in contemplation of the transition away from LIBOR to SOFR.
The transition may also result in a reduction in the value of certain instruments held by the Account or a reduction in the effectiveness of related Account transactions such as currency or other hedges. In addition, an instrument’s transition to a replacement rate could result in variations in the reported yields of such instrument held by the Account. The usefulness of LIBOR as a benchmark could deteriorate during the transition period prior to June 30, 2023, and, at this time, it is not possible to predict the effect of the establishment of SOFR or any other replacement rates for different types of financial contracts. Any such effects of the transition away from LIBOR to SOFR, as well as other unforeseen effects, could result in losses to the Account; and
•Negative Interest Rate Risk. Certain European countries and Japan have in the past pursued negative interest rate policies. A negative interest rate policy is an unconventional central bank monetary policy tool where nominal target interest rates are set with a negative value (i.e., below zero percent) intended to help create self-sustaining growth in the local economy. If a bank charges negative interest, instead of receiving interest on deposits, a depositor must pay the bank fees to keep money with the bank. In such a scenario, certain debt instruments may trade at negative yields, which means the purchaser of the instrument may receive at maturity less than the total amount invested. Such market conditions may increase the Account’s exposure to the risks associated with rising interest rates. A number of factors may contribute to debt instruments trading at a negative yield. While negative yields can be expected to reduce demand for fixed-income investments trading at a negative interest rate, investors may be willing to continue to purchase such investments for a number of reasons including, but not limited to, price insensitivity, arbitrage opportunities across fixed-income markets, rules-based investment strategies, capital preservation, reduced volatility, or decreased investment opportunities. If negative interest rates become prevalent in the market, it is expected that investors would seek to reallocate assets to other income-producing assets such as investment-grade and high-yield debt instruments, or equity investments that pay a dividend. This increased demand for higher yielding assets may cause the price of such instruments to rise while triggering a corresponding decrease in yield and the value of debt instruments over time. In addition, a move to higher yielding investments may cause investors, including the Account, to seek fixed-income investments with longer duration and/or potentially reduced credit quality in order to seek the desired level of yield. These considerations may limit the Account’s ability to locate fixed-income instruments containing the desired risk/return profile. Changing interest rates, including, but not limited to, rates that in the future fall below zero, could have unpredictable effects on the markets and may expose fixed-income and related markets to heightened volatility and potential illiquidity, increasing the potential for losses for the Account.

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
Risks of Hedging Strategies for Domestic and Foreign Loans and Securities. In managing any domestic or foreign mezzanine debt or other domestic or foreign loans, securities or real estate, the Account may use or enter into forward currency contracts and foreign currency swaps, and may buy or sell put and call options and futures contracts on foreign currencies as well as other types of derivatives transactions (including interest rate swaps and options, futures contracts or swaps) in order to hedge against the risks of exchange rate uncertainties, interest rate uncertainties and foreign currency or market fluctuations impacting the Account’s domestic or foreign loans, securities and real estate investments. Changes in exchange rates and exchange control regulations or interest rates may increase or reduce the value of domestic or foreign mezzanine debt or other types of loans, securities and real estate. Currency hedging, interest rate hedging and similar transactions involve special risks and may limit potential gains due to increases in a currency’s value or changes in interest rates. Unanticipated changes in interest rates, domestic or foreign securities prices or currency exchange rates may result in poorer overall performance of the Account than if it had not entered into any such currency-related or interest rate-related hedging transactions for such loans and securities. In addition, the Account could incur additional costs of paying hedge unwind fees, if it has to terminate cross-currency or interest rate swaps, futures contracts or options prematurely due to early repayment of domestic or foreign mezzanine or other debt or securities. The Account does not intend to speculate in foreign currency exchange transactions, forward currency contracts, interest rate options, futures contracts or swaps or other types of hedging transactions relating to its portfolio of domestic and foreign loans and securities.
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
In addition, the Account may invest in corporate obligations (such as commercial paper and other types of corporate debt obligations) and while the Account seeks out such holdings in short-term or intermediate-term, higher-quality liquid instruments, the ability of the Account to sell these securities may be uncertain, particularly when there are general dislocations in the finance or credit markets. Any such volatility could have a negative impact on the value of these securities. Further, transaction activity may fluctuate significantly from time to time, which could impair the Account’s ability to dispose of a security at a favorable time, regardless of the credit quality of the underlying issuer. Also, inherent with investing in any corporate obligation is the risk that the credit quality of the issuer will deteriorate, which could cause the obligations to be downgraded and hamper the value or the liquidity of these securities. Finally, any further downgrades or threatened downgrades of the credit rating for U.S. Government obligations generally could impact the pricing and liquidity of agency securities or corporate obligations in a manner which could impact the value of the Account’s units. On one occasion, the long-term credit rating of the United States has been downgraded by at least one leading rating agency as a result of disagreements within the U.S. Government over raising the debt ceiling to repay outstanding obligations. Similar situations in the future could result in periods of high inflation, rising interest rates, changes in the prices of U.S. Treasury securities and increase the costs of various kinds of debt, which may adversely affect the Account.

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
Market Volatility, Liquidity and Valuation Risk. The risk that volatile or dramatic reductions in trading activity, or the cessation of trading at any time, whether due to general market turmoil, limited dealer capacity, problems experienced by a single company or a market sector, or other factors, such as natural disasters or public emergencies (pandemics and epidemics), or periods of high inflation or rapid increases in interest rates, in securities markets make it difficult for the Account to properly value its investments. In such situations, the Account may not be able to purchase or sell a securities investment at an attractive price, if at all. This risk is particularly acute to the extent the Account holds equity securities, which have experienced significant short-term price volatility in recent years.
Interest Rate Risk. The risk that increases or volatility in interest rates can cause the prices of certain fixed-income investments to decline. This risk is heightened to the extent the Account invests in fixed-income investments and during periods when prevailing interest rates are low. Periods of very low or negative interest rates may challenge the Account’s ability to maintain positive returns. As of the date of this annual report on Form 10-K, interest rates in the United States and in certain foreign markets have risen rapidly recently from historic low levels in anticipation of tightening monetary policy by central banks, which may increase the Account’s exposure to risks associated with rising interest rates. In general, changing interest rates could have unpredictable effects on the markets and may expose fixed-income and related markets to heightened volatility. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions).
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

Deposit/Money Market Risk. The risk that, to the extent the Account’s cash held in bank deposit accounts exceeds federally insured limits as to that bank, the Account could experience losses if banks fail. In addition, there is some risk that investments held in money market accounts or funds can suffer losses. Further, to the extent that a significant portion of the Account’s net assets at any particular time consist of cash, cash equivalents and non-real estate-related liquid securities, the Account’s returns may suffer as compared to the return that could have been generated by more profitable real estate-related investments. Such a potential negative impact on returns may be exacerbated in times of low prevailing interest rates payable on many classes of liquid securities.
Risks Related to Liquid Securities. In addition to the risks noted above, the U.S. capital markets may experience extreme volatility and disruption for a variety of reasons, including a global pandemic, such as the COVID-19 pandemic and similar health concerns. Disruptions in the capital markets, and periods of high inflation or rapid increases in interest rates, can increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions may adversely affect the Account’s business, financial position and results of operations.
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
Illiquid Investments Risk
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
GLOBAL ECONOMIC RISKS
National and regional economies and financial markets have become increasingly interconnected, which increases the possibilities that conditions in one country, region or market might adversely impact issuers in a different country, region or market. Changes in legal, political, regulatory, tax and economic conditions may cause fluctuations in markets and securities and commercial real property prices around the world, which could negatively impact the value of the Account’s investments. For example, the United Kingdom’s referendum decision to leave the European Union resulted in the depreciation in value of the British pound, short term declines in the stock markets and ongoing economic and political uncertainty concerning the consequences of the exit. Similar major economic or political disruptions, particularly in large economies like China, may have global negative economic and market repercussions. Additionally, events such as war (e.g., the escalating conflict in Ukraine), terrorism, natural and environmental disasters, the spread of infectious illnesses, pandemics or other public health emergencies, or changing economic or market environments with high inflation or rapid increase in interest rates, may adversely affect the global economy and the securities, local commercial real estate markets and issuers in which the Account invests. Historical examples of such events include the outbreak of the COVID-19 pandemic in early 2020, which resulted in government imposed shutdowns across the globe. These events have reduced and could continue to reduce consumer demand and economic output, result in market closures, travel restrictions or quarantines, and generally have a significant impact on the economy, including the commercial real estate sector. Governmental and quasi-governmental authorities and regulators throughout the world have responded to the ongoing impact of the COVID-19 pandemic with a variety of significant fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and new monetary programs. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, could increase volatility in securities and commercial real estate markets, which could adversely affect the Account’s investments.
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
Other disruptive events, including, but not limited to, natural disasters, terrorism, or public health or pandemic crises (such as the COVID-19 pandemic), may adversely affect the Account’s ability to conduct business. Such adverse effects may include the inability of TIAA’s employees, or the employees of its affiliates and the Account’s service providers, to perform their responsibilities as a result of any such event. Any resulting disruptions to the Account’s business operations can interfere with our processing of contract transactions (including the processing of orders from our website), impact our ability to calculate annuity unit values, or cause other operational issues.
TAX RISKS
The tax rules applicable to the contracts vary according to the type of retirement plan and the terms and conditions of the plan. Your rights under a contract may be subject to the terms of the retirement plan itself, regardless of the terms of the contract. Adverse tax consequences may result if contributions, distributions, and other transactions with respect to the contract are not made or effected in compliance with applicable law. We cannot provide detailed information on all tax aspects of the contracts. Moreover, the tax aspects that apply to a particular person’s contract may vary depending on the facts applicable to that person and state of residence. Tax rules may change without notice. We cannot predict whether, when, or how these rules could change. Any change could affect contracts purchased before the change. We cannot predict what, if any, legislation will actually be proposed or enacted. Before making contributions to your contract or taking other action related to your contract, you should consult a qualified tax advisor to determine the tax implications of an investment in, and payments received under, the contract.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.
THE PROPERTIES—GENERAL
In the table below, contract owners will find general information about each of the Account’s investments as of December 31, 2022. The Account’s investments include both properties that are wholly owned by the Account and properties owned by the Account’s joint venture investments. Certain investments include a portfolio of properties.

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
OFFICE PROPERTIES
1001 Pennsylvania Ave	Washington, D.C.	100.00%	765,820	92.7%	$702.4	(3)
Lincoln Centre	Dallas, TX	100.00%	1,689,674	77.9%	543.7
701 Brickell Avenue	Miami, FL	100.00%	685,215	91.1%	503.0	(3)
99 High Street	Boston, MA	100.00%	730,208	81.1%	482.7	(3)
Four Oaks Place	Houston, TX	51.00%	2,341,332	83.7%	348.8	(4)
1900 K Street, NW	Washington, D.C.	100.00%	361,616	97.6%	327.6	(3)
780 Third Avenue	New York, NY	100.00%	515,809	52.9%	310.0	(3)
Foundry Square II	San Francisco, CA	50.10%	520,218	97.2%	296.8
21 Penn Plaza	New York, NY	100.00%	374,424	94.1%	284.0
One Boston Place	Boston, MA	50.25%	804,875	89.9%	267.8

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
Seavest MOB	Pittsburgh, PA	98.30%	771,097	92.4%	257.9	(4)
Campus Pointe 1	San Diego, CA	45.00%	449,759	99.2%	235.9
Wilshire Rodeo Plaza	Beverly Hills, CA	100.00%	263,727	79.1%	233.0
1401 H Street, NW	Washington, D.C.	100.00%	367,698	77.0%	218.0	(3)
Juniper MOB Portfolio	Various	50.00%	1,058,651	85.5%	213.8
Fort Point Creative Exchange Portfolio	Boston, MA	100.00%	312,293	82.7%	204.6
Campus Pointe 2 & 3	San Diego, CA	45.00%	305,006	100.0%	200.6
837 Washington Street	New York, NY	100.00%	55,497	100.0%	193.0
501 Boylston	Boston, MA	50.10%	613,018	69.6%	179.8	(4)
Campus Pointe 6	San Diego, CA	45.00%	314,103	87.8%	172.8
88 Kearny Street	San Francisco, CA	100.00%	233,887	60.8%	170.0
Fourth & Madison	Seattle, WA	51.00%	845,533	73.2%	135.9	(4)
Vista Station Office Portfolio	Draper, UT	100.00%	400,000	100.0%	119.5	(3)
1600 Broadway Street	Denver, CO	100.00%	444,595	81.0%	102.0
101 Pacific Coast Highway	El Segundo, CA	100.00%	203,006	90.5%	96.5
440 Ninth Avenue	New York, NY	88.52%	410,815	47.1%	83.1	(4)
9625 Towne Centre Drive	San Diego, CA	49.90%	163,648	100.0%	77.3
The Ellipse at Ballston	Arlington, VA	100.00%	196,305	55.4%	70.3
101 North Tryon Street	Charlotte, NC	85.00%	551,647	52.7%	49.3	(4)
Campus Pointe 4	San Diego, CA	45.00%	44,034	100.0%	48.7
3131 McKinney	Dallas, TX	100.00%	146,551	61.6%	48.1
355 West 52nd St	New York, NY	95.00%	55,621	100.0%	45.5
8270 Greensboro Drive	McLean, VA	100.00%	163,484	40.1%	43.8
West Lake North Business Park	Westlake Village, CA	100.00%	196,230	58.3%	42.3
Campus Pointe 5	San Diego, CA	45.00%	269,048	100.0%	37.1
Wilton Woods Corporate Campus	Wilton, CT	100.00%	534,251	36.7%	35.4
30700 Russell Ranch	Westlake Village, CA	100.00%	136,082	73.4%	32.4
Colorado Center	Santa Monica, CA	2.00%	1,196,365	84.6%	13.0	(4)
817 Broadway	New York, NY	61.46%	139,062	62.3%	11.1	(4)
Subtotal—Office Properties				80.4%	$7,437.5

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
INDUSTRIAL PROPERTIES
Ontario Industrial Portfolio	Various	100.00%	3,362,129	100.0%	$1,290.0
Great West Industrial Portfolio	Rancho Cucamonga and Fontana, CA	100.00%	1,358,925	100.0%	502.0
Dallas Industrial Portfolio	Dallas and Coppell, TX	100.00%	3,684,941	98.2%	371.8
Southern CA RA Industrial Portfolio	Los Angeles, CA	100.00%	920,078	93.0%	351.7
Cerritos Industrial Park	Cerritos, CA	100.00%	934,213	99.6%	327.0
Oakmont IE West Portfolio	Fontana, CA	100.00%	709,941	100.0%	288.0
South River Road Industrial	Cranbury, NJ	100.00%	858,957	100.0%	265.5
Rainier Corporate Park	Fife, WA	100.00%	1,104,071	100.0%	249.0
Rancho Cucamonga Industrial Portfolio	Rancho Cucamonga, CA	100.00%	573,000	100.0%	226.0
Port St. Lucie	Port St. Lucie, FL	100.00%	1,080,306	100.0%	215.2
Seneca Industrial Park	Pembroke Park, FL	100.00%	882,182	97.3%	210.7
Frontera Industrial Business Park	San Diego, CA	100.00%	794,330	99.2%	189.3
Regal Logistics Campus	Seattle, WA	100.00%	968,535	100.0%	187.0
Shawnee Ridge Industrial Portfolio	Atlanta, GA	100.00%	1,422,922	100.0%	187.0
Ontario Mills Industrial Portfolio	Ontario, CA	100.00%	435,733	100.0%	183.0
Pinto Business Park	Houston, TX	100.00%	1,641,141	100.0%	177.3
Northern CA RA Industrial Portfolio	Oakland, CA	100.00%	625,304	100.0%	154.0
Minneapolis Core Portfolio	Brooklyn Park, MN	100.00%	952,642	100.0%	149.1
Chicago Caleast Industrial Portfolio	Chicago, IL	100.00%	1,145,152	100.0%	127.7
Pinnacle Industrial Portfolio	Grapevine, TX	100.00%	899,200	100.0%	123.0
Stevenson Point	Newark, CA	100.00%	312,885	83.2%	119.6
Hendricks Gateway	Indianapolis, IN	100.00%	1,072,069	100.0%	108.0
Weston Business Center	Weston, FL	100.00%	455,268	100.0%	104.4
Centre Pointe and Valley View	Los Angeles County, CA	100.00%	307,685	98.7%	99.3
Northeast RA Industrial Portfolio	Boston, MA	100.00%	384,126	100.0%	98.6
Northwest Houston Industrial Portfolio	Houston, TX	100.00%	1,010,957	100.0%	97.8
Weston Business Center EF	Weston, FL	100.00%	396,090	100.0%	97.0
Pacific Corporate Park	Fife, WA	100.00%	388,783	100.0%	88.5
Broward Industrial Portfolio	Various, FL	100.00%	355,088	100.0%	86.7
The Hub	Long Island City, NY	95.00%	351,679	80.7%	78.5	(4)
Jackson Shaw Forward Portfolio: 46 Ranch	Fort Worth, TX	100.00%	562,670	52.4%	77.7
Fairfield Tolenas	Fairfield, CA	100.00%	496,541	100.0%	77.5
200 Milik Street	Carteret, NJ	100.00%	232,134	100.0%	76.2
Midway 840	Mount Juliet, TN	100.00%	670,680	100.0%	73.9
Atlanta Industrial Portfolio	Lawrenceville, GA	100.00%	495,440	100.0%	71.3
One Beeman Road	Northborough, MA	100.00%	342,900	100.0%	70.9
Northwest RA Industrial Portfolio	Seattle, WA	100.00%	312,321	100.0%	70.7
Landover Logistics	Landover, MD	100.00%	360,550	84.0%	68.4
Otay Mesa Industrial Portfolio	San Diego, CA	100.00%	265,712	100.0%	59.2
Almond Avenue	Fontana, CA	100.00%	146,864	100.0%	58.0
Chicago Industrial Portfolio	Chicago, IL	100.00%	334,824	88.7%	54.4
I-35 Logistics Center	Fort Worth, TX	95.00%	485,330	100.0%	53.3
Central 64 Portfolio	Denver, CO	100.00%	220,100	100.0%	49.0
Riverside 202 Industrial	Phoenix, AZ	100.00%	319,860	100.0%	48.3
10 New Maple	Pine Brook, NJ	100.00%	266,338	100.0%	47.0
Jackson Shaw Forward Portfolio: Centerpoint	San Antonio, TX	100.00%	302,518	48.6%	37.9
Jackson Shaw Forward Portfolio: Parc 20	Arlington, TX	100.00%	154,127	71.3%	25.3
Park 10 Distribution	Houston, TX	100.00%	152,638	100.0%	18.1
Chisolm Trail	Houston, TX	100.00%	86,904	69.1%	7.6
Subtotal—Industrial Properties				97.4%	$7,797.4

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
RETAIL PROPERTIES
Fashion Show	Las Vegas, NV	50.00%	1,916,257	95.6%	$503.9	(4)
The Florida Mall	Orlando, FL	50.00%	1,114,868	81.8%	414.8	(4)
West Town Mall	Knoxville, TN	50.00%	918,401	89.1%	225.0	(4)
Westwood Marketplace	Los Angeles, CA	100.00%	202,202	100.0%	177.0
Village Crossing	Skokie, IL	100.00%	722,457	97.2%	148.3
Pacific City	Huntington Beach, CA	100.00%	194,744	90.6%	143.0	(3)
Birkdale Village	Huntersville, NC	93.00%	340,567	92.4%	143.0	(4)
Florida Retail Portfolio	Various, FL	80.00%	328,594	86.4%	131.7
350 Washington	Boston, MA	100.00%	147,504	100.0%	123.0
Bridgepointe Shopping Center	San Mateo, CA	100.00%	467,683	82.3%	121.0
Fayette Pavilion	Fayetteville, GA	100.00%	1,523,161	96.5%	111.9
Plaza America	Reston, VA	100.00%	163,407	90.8%	100.1
The Shops at Wisconsin Place	Chevy Chase, MD	100.00%	117,202	78.5%	91.5	(5)
Marketfair	West Windsor, NJ	100.00%	243,212	94.4%	90.5
Marketplace at Mill Creek	Buford, GA	100.00%	401,896	96.6%	86.8	(3)
Miami International Mall	Miami, FL	50.00%	1,086,704	91.2%	78.3	(4)
Publix at Weston Commons	Weston, FL	100.00%	126,922	97.7%	71.5
Pavilion at Turkey Creek	Knoxville, TN	100.00%	452,770	100.0%	58.8
Heritage Pavilion	Smyrna, GA	100.00%	255,971	100.0%	55.0
Overlook At King Of Prussia	King of Prussia, PA	100.00%	192,218	100.0%	54.7	(3)
Creeks at Virginia Center	Glen Allen, VA	100.00%	266,023	93.7%	52.6
Southside at McEwen	Franklin, TN	100.00%	92,470	94.1%	52.5
Winslow Bay Commons	Mooresville, NC	100.00%	441,773	99.7%	49.9	(3)
Columbiana Station	Columbia, SC	100.00%	435,567	84.8%	46.9
The Forum at Carlsbad	Carlsbad, CA	50.00%	262,715	88.8%	45.7
Cypress Trace	Fort Myers, FL	100.00%	279,171	85.9%	41.5
32 South State Street	Chicago, IL	100.00%	96,354	100.0%	41.0	(3)
Alexander Place	Raleigh, NC	100.00%	198,309	91.7%	40.4
Town and Country	Knoxville, TN	100.00%	650,229	97.2%	38.2
Riverchase Village	Hoover, AL	100.00%	176,211	92.9%	33.8
401 West 14th Street	New York, NY	42.19%	62,583	91.9%	32.9	(4)
Market Square	Fort Myers, FL	100.00%	118,945	89.6%	24.3
River Ridge	Birmingham, AL	100.00%	349,734	98.4%	21.5
Shoppes at Lake Mary	Lake Mary, FL	100.00%	74,234	62.9%	20.3
1619 Walnut Street	Philadelphia, PA	100.00%	34,047	30.0%	13.4
Valencia Town Center	Valencia, CA	50.00%	1,218,200	72.8%	4.9	(4)
Subtotal—Retail Properties				91.0%	$3,489.6

OTHER PROPERTIES
Storage Portfolio IV	Various, U.S.A.	90.00%	2,611,356	90.4%	$517.6
Storage Portfolio II	Various, U.S.A.	90.00%	2,700,927	92.6%	396.9	(4)
Storage Portfolio I	Various, U.S.A.	66.02%	1,684,789	94.4%	230.6	(4)
Lincoln Centre - Hilton Dallas	Dallas, TX	100.00%	384,791	47.6%	87.6
Storage Portfolio V	Various, U.S.A.	90.00%	384,793	81.7%	86.5
Storage Portfolio III	Various, U.S.A.	90.00%	359,097	94.0%	78.6
Carson South End Co-GP Development	Charlotte, NC	75.00%	N/A	N/A	30.8	(6)
Archway Baytown Development	Baytown, TX	95.00%	N/A	N/A	22.2	(6)
Castleforbes	Not Applicable	51.00%	N/A	N/A	20.4	(6)
Lennar MFPV Cave Creek	Phoenix, AZ	90.00%	N/A	N/A	17.3	(6)
735 Watkins Mill	Washington, D.C.	50.00%	N/A	N/A	16.0	(6)
Lennar MFPV Cane Bay Phase I	Summerville, SC	90.00%	N/A	N/A	8.7	(6)

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
Lennar MFPV Emblem at Conyers	Conyers, GA	90.00%	N/A	N/A	$6.6	(6)
Monee Development	Monee, IL	100.00%	N/A	N/A	5.7	(6)
Empire Business Park (KBC)	Peoria, AZ	100.00%	N/A	N/A	4.3	(6)
Subtotal—Other Properties				89.7%	$1,529.8
Subtotal—Commercial and Other Properties				91.1%	$20,254.3

RESIDENTIAL PROPERTIES
Simpson Housing Portfolio	Various, U.S.A.	80.00%	N/A	93.3%	$768.9	(4)
The Colorado	New York, NY	100.00%	N/A	98.9%	266.8
THP Student Housing Portfolio	Various, U.S.A.	97.00%	N/A	96.8%	248.6	(4)
Holly Street Village	Pasadena, CA	100.00%	N/A	92.8%	211.0	(3)
Houston Apartment Portfolio	Houston, TX	100.00%	N/A	91.9%	187.8
Terra House	San Jose, CA	100.00%	N/A	87.4%	173.2
Stella	Marina Del Rey, CA	100.00%	N/A	88.0%	170.9
The Manor at Flagler Village	Fort Lauderdale, FL	100.00%	N/A	91.9%	166.3
Sole at Center City	West Palm Beach, FL	100.00%	N/A	90.5%	166.1
The Louis at 14th	Washington, D.C.	100.00%	N/A	93.0%	165.1
AmpliFi - Fullerton	Fullerton, CA	100.00%	N/A	90.7%	165.0
Larkspur Courts	Larkspur, CA	100.00%	N/A	91.5%	162.0
The Legacy at Westwood	Los Angeles, CA	100.00%	N/A	93.6%	161.0
Mass Court	Washington, D.C.	100.00%	N/A	92.7%	160.2
Hudson Woodstock	Woodstock, GA	100.00%	N/A	90.4%	156.9
Regents Court	San Diego, CA	100.00%	N/A	92.0%	145.0
The Palatine	Arlington, VA	100.00%	N/A	90.8%	144.0
Ashford Meadows Apartments	Herndon, VA	100.00%	N/A	92.0%	141.0
Union - South Lake Union	Seattle, WA	100.00%	N/A	85.6%	136.0	(3)
Fusion 1560	St. Petersburg, FL	100.00%	N/A	91.7%	130.2
803 Corday	Naperville, IL	100.00%	N/A	96.6%	129.4
Henley at Kingstowne	Alexandria, VA	100.00%	N/A	92.5%	129.0	(3)
Sun SYNC Venture	Various, U.S.A.	95.00%	N/A	94.0%	128.9	(4)
Casa Palma	Coconut Creek, FL	100.00%	N/A	93.4%	128.1
The District at La Frontera	Austin, TX	100.00%	N/A	93.9%	124.0	(3)
Sole at Brandon	Riverview, FL	100.00%	N/A	92.3%	122.0
Rancho Del Mar	San Clemente, CA	100.00%	N/A	91.6%	116.3
Ascent at Windward	Alpharetta, GA	100.00%	N/A	89.0%	114.3
Creekside Alta Loma	Rancho Cucamonga, CA	100.00%	N/A	89.7%	113.0
Circa Green Lake	Seattle, WA	100.00%	N/A	87.4%	107.0	(3)
Lofts at SoDo	Orlando, FL	100.00%	N/A	94.2%	105.1	(3)
Boca Arbor Club	Boca Raton, FL	100.00%	N/A	92.8%	102.0
Carrington Park	Plano, TX	100.00%	N/A	89.8%	101.0
Churchill on the Park	Dallas, TX	100.00%	N/A	89.3%	97.4
Biltmore at Midtown	Atlanta, GA	100.00%	N/A	85.5%	96.6	(3)
5 West	Tampa, FL	100.00%	N/A	93.4%	92.0
Greene Crossing	Columbia, SC	100.00%	N/A	99.2%	89.5
Glen Lake	Atlanta, GA	100.00%	N/A	91.9%	88.9
The Residences at the Village of Merrick Park	Coral Gables, FL	100.00%	N/A	95.0%	88.3
Cherry Knoll	Germantown, MD	100.00%	N/A	95.0%	86.5	(3)
Centric Gateway	Charlotte, NC	100.00%	N/A	96.0%	86.4
Prescott Wallingford Apartments	Seattle, WA	100.00%	N/A	89.6%	84.1
Allure at Camarillo	Camarillo, CA	100.00%	N/A	90.3%	76.6
Lakepointe at Jacaranda	Plantation, FL	100.00%	N/A	94.7%	74.1
Westcreek	Westlake Village, CA	100.00%	N/A	93.7%	73.0
The Maroneal	Houston, TX	100.00%	N/A	94.5%	72.7
The Manor Apartments	Plantation, FL	100.00%	N/A	90.9%	65.6

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
Orion on Orpington	Orlando, FL	100.00%	N/A	99.8%	$64.6
Cliffs at Barton Creek	Austin, TX	100.00%	N/A	93.8%	64.3
The Bridges	Minneapolis, MN	100.00%	N/A	93.8%	63.8
The Row at the Stadium	Columbia, SC	98.50%	N/A	99.8%	60.0
Park Creek	Fort Worth, TX	100.00%	N/A	89.7%	59.7
Orchards	Marlborough, MA	100.00%	N/A	95.5%	57.7
MiMA	New York, NY	21.00%	N/A	98.0%	51.7	(4)
The Cordelia	Portland, OR	100.00%	N/A	94.1%	41.3
12 South	Nashville, TN	100.00%	N/A	92.2%	38.6
The Knoll	Minneapolis, MN	100.00%	N/A	94.0%	37.0
The Ashton	Washington, D.C.	100.00%	N/A	89.8%	27.8
Subtotal—Residential Properties				93.4%	$7,284.3
Total—All Properties				91.7%	$27,538.6
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

Commercial (Non-Residential) Investments
Major Tenants: The following tables list the Account’s ten most significant tenants based on the total space they occupied as of December 31, 2022 in each of the Account’s commercial property types.

Major Office Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Office Properties	% of Total Rentable Area of Non-Residential Properties
BHP Petroleum (Americas), Inc.(1)	1,002,947	5.1%	1.4%
Crowell & Moring LLP(2)	391,757	2.0%	0.6%
Hulu LLC(1)	349,913	1.8%	0.5%
Atmos Energy Corporation(2)	330,252	1.7%	0.5%
WeWork(3)	312,875	1.6%	0.4%
Eli Lilly and Company(1)	305,006	1.6%	0.4%
Leidos, Inc.(3)	269,048	1.4%	0.4%
Signal Pharmaceuticals(1)	251,893	1.3%	0.4%
Bank of New York Mellon(1)	226,165	1.2%	0.3%
McKenna Long & Aldridge LLP(2)	211,528	1.1%	0.3%

Major Industrial Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Industrial Properties	% of Total Rentable Area of Non-Residential Properties
Amazon.com Services LLC(2)	1,555,530	4.4%	2.2%
Wal-Mart Stores, Inc.(2)	1,099,112	3.1%	1.6%
XPO Logistics, LLC(2)	1,072,069	3.0%	1.5%
Federal Express(2)	1,036,064	2.9%	1.5%
Regal West Corporation(2)	968,535	2.7%	1.4%
Custom Goods, LLC(2)	886,055	2.5%	1.2%
Kumho Tire U.S.A. Inc.(2)	830,485	2.3%	1.2%
Del Monte Fresh Product, N.A., Inc.(2)	689,660	1.9%	1.0%
R.R Donnelley & Sons Company(2)	659,157	1.9%	0.9%
Rheem Sales Company, Inc.(2)	656,600	1.8%	0.9%

Major Retail Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Retail Properties	% of Total Rentable Area of Non-Residential Properties
Target Corporation(2)	878,852	5.6%	1.2%
Dick's Sporting Goods, Inc.(3)	693,802	4.4%	1.0%
Macy's Inc.(1)	496,603	3.2%	0.7%
Belk, Inc.(3)	372,812	2.4%	0.5%
J.C. Penney Corporation, Inc(1)	330,096	2.1%	0.5%
Nordstrom Inc.(3)	273,329	1.7%	0.4%
Ross Stores, Inc.(2)	232,811	1.5%	0.3%
Wal-Mart Stores, Inc.(2)	209,751	1.3%	0.3%
Forever 21(3)	206,927	1.3%	0.3%
Dillard's(1)	200,000	1.3%	0.3%
(1)Tenant occupied space within joint venture investments.
(2)Tenant occupied space within wholly-owned investments.
(3)Tenant occupied space within wholly-owned and joint venture investments.

The following tables list the rentable area for long term leases subject to expiring leases during the next ten years and an aggregate figure for expirations in 2033 and thereafter, in the Account’s commercial (non-residential) properties that are both wholly-owned by the Account and held within the Account’s joint venture investments. While many of the leases contain renewal options with varying terms, these charts assume that none of the tenants exercise their renewal options, including those with terms that expired on December 31, 2022 or are month to month leases.
Office Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Base Rent Associated with Such Leases (millions)(1)	Expiring Rent as a % of Rental Income(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Office Properties Represented by Expiring Leases
2023	147	$23.4	1.2%	883,647	4.5%
2024	137	30.4	1.6%	1,897,565	9.7%
2025	158	63.6	3.3%	2,247,169	11.4%
2026	104	53.3	2.7%	1,749,002	8.9%
2027	93	36.1	1.9%	1,412,144	7.2%
2028	90	27.8	1.4%	1,345,134	6.9%
2029	63	27.1	1.4%	1,066,332	5.4%
2030	42	23.5	1.2%	670,747	3.4%
2031	23	28.5	1.5%	887,975	4.5%
2032	30	45.5	2.3%	1,030,271	5.2%
Thereafter	75	58.0	3.0%	1,666,463	8.5%
Total	962	$417.2	21.5%	14,856,449	75.6%
Industrial Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Base Rent Associated with Such Leases (millions)(1)	Expiring Rent as a % of Rental Income(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Industrial Properties Represented by Expiring Leases
2023	93	$19.4	1.0%	5,325,930	15.0%
2024	114	20.8	1.1%	4,566,972	12.8%
2025	75	13.7	0.7%	3,763,423	10.6%
2026	77	26.1	1.3%	6,906,513	19.4%
2027	92	39.4	2.0%	5,526,020	15.5%
2028	30	15.0	0.8%	1,450,529	4.1%
2029	19	11.9	0.6%	2,072,390	5.8%
2030	3	0.4	—%	45,220	0.1%
2031	6	6.1	0.3%	1,277,947	3.6%
2032	12	8.1	0.4%	1,699,049	4.8%
Thereafter	7	12.3	0.6%	1,733,853	4.9%
Total	528	$173.2	8.8%	34,367,846	96.6%

Retail Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Base Rent Associated with Such Leases (millions)(1)	Expiring Rent as a % of Rental Income(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Retail Properties Represented by Expiring Leases
2023	296	$20.4	1.0%	1,637,027	10.4%
2024	259	19.1	1.0%	1,610,920	10.3%
2025	233	24.3	1.2%	1,631,060	10.4%
2026	182	16.7	0.9%	1,745,811	11.1%
2027	167	13.6	0.7%	1,355,905	8.7%
2028	104	9.4	0.5%	484,025	3.1%
2029	59	5.3	0.3%	344,849	2.2%
2030	81	15.6	0.8%	541,465	3.5%
2031	58	7.8	0.4%	628,714	4.0%
2032	78	6.1	0.3%	389,256	2.5%
Thereafter	43	11.9	0.6%	1,179,016	7.5%
Total	1,560	$150.2	7.7%	11,548,048	73.7%
(1)Includes base rent from wholly-owned properties and properties held through joint ventures.
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
The following table details the leasing activity during the year ended December 31, 2022.

Leasing Activity (sq. ft.)
Vacant space beginning of year	6,516,073
Vacant space acquired during the year	468,209
Vacant space disposed of during the year	(154,383)
Vacant space placed into service during the year	(8,476,365)
Expiring leases during the year	7,975,245
Vacant space end of year	6,328,779
Average remaining lease term*	46 months
*Includes office, industrial and retail properties.
Based on leases in place at December 31, 2022, leases representing approximately 11.1% of net rentable area are scheduled to expire throughout 2023. Upon lease expirations, current prevailing market rent estimates will be applied to the respective space based on market-oriented rollover assumptions.
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

The following table contains detailed information regarding the apartment complexes in the Account’s portfolio as of December 31, 2022.

Property	Location	Number Of Units	Average Unit Size (Sq. Ft.)
The Ashton	Washington, D.C.	49	1,639
The Residences at the Village of Merrick Park	Coral Gables, FL	120	1,231
Glen Lake	Atlanta, GA	270	1,199
The Legacy at Westwood	Los Angeles, CA	187	1,181
Houston Apartment Porfolio(1)	Houston, TX	877	1,158
Birkdale Village	Huntersville, NC	320	1,147
Casa Palma	Coconut Creek, FL	350	1,123
Orchards	Marlborough, MA	156	1,121
Hudson Woodstock	Woodstock, GA	498	1,110
Ascent at Windward	Alpharetta, GA	328	1,075
Sole at Brandon	Riverview, FL	366	1,060
The Palatine	Arlington, VA	262	1,055
Ashford Meadows Apartments	Herndon, VA	440	1,050
Simpson Housing Portfolio(1)	Various, U.S.A.	3,827	1,005
Larkspur Courts	Larkspur, CA	248	1,001
Sun SYNC Venture(1)	Various, U.S.A.	1,282	997
5 West	Tampa, FL	318	978
The Manor Apartments	Plantation, FL	197	977
Cherry Knoll	Germantown, MD	300	968
The Manor at Flagler Village	Fort Lauderdale, FL	382	964
Lofts at SoDo	Orlando, FL	308	961
Cliffs at Barton Creek	Austin, TX	210	952
Westcreek	Westlake Village, CA	126	951
Stella	Marina Del Rey, CA	250	941
803 Corday	Naperville, IL	440	937
Carrington Park	Plano, TX	364	936
Henley at Kingstowne	Alexandria, VA	358	930
The Maroneal	Houston, TX	309	928
District at La Frontera	Austin, TX	512	920
AmpliFi	Fullerton, CA	290	901
Boca Arbor Club	Boca Raton, FL	304	896
Centric Gateway	Charlotte, NC	297	890
Creekside Alta Loma	Rancho Cucamonga, CA	290	887
Regents Court	San Diego, CA	251	886
Allure at Camarillo	Camarillo, CA	165	880
Lakepointe at Jacaranda	Plantation, FL	246	880
Holly Street Village	Pasadena, CA	374	879
The Colorado	New York, NY	175	877
Churchill on the Park	Dallas, TX	448	868
Avana	San Clemente, CA	250	841
Mass Court	Washington, DC	371	836
Fusion 1560	St. Petersburg, FL	325	834
Park Creek Apartments	Fort Worth, TX	300	833
Sole at City Center	West Balm Beach, FL	317	822

Property	Location	Number Of Units	Average Unit Size (Sq. Ft.)
Terra House	San Jose, CA	348	814
Biltmore at Midtown	Atlanta, GA	276	765
Circa Green Lake	Seattle, WA	199	765
MiMA	New York, NY	500	739
12 South	Nashville, TN	90	712
Union - South Lake Union	Seattle, WA	284	695
The Cordelia	Portland, OR	135	667
Prescott Wallingford Apartments	Seattle, WA	154	665
The Louis at 14th	Washington, DC	273	663
THP Student Housing Portfolio(1)(2)	Various, U.S.A.	4,648	491
Greene Crossing(2)	Columbia, SC	727	370
Orion on Orpington(2)	Orlando, FL	624	324
The Bridges(2)	Minneapolis, MN	720	262
The Knoll(2)	Minneapolis, MN	452	230
(1)Represents a portfolio containing multiple properties.
(2)Investment is a student housing asset. Units are rented per bedroom, and multiple bedrooms can exist in one apartment.
Other Real Estate Investments
In addition to the Account's commercial and residential real estate investments, the Account has other real estate investments comprised of five storage portfolios, a hotel and land developments. The storage portfolios are held through joint ventures with an established operator in the self-storage industry. The storage portfolios are diversified throughout the United States, with exposure present in more than twenty U.S. metropolitan areas. The hotel, located in Dallas, TX, is located within the Lincoln Centre campus, which is also the location of an office property held by the Account. The Account has nine parcels of land currently under development in eight U.S. metropolitan areas and one developable land parcel located in Dublin, Ireland.
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
As of December 31, 2022, management of the Account does not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material effect on the Account’s business, financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S SECURITIES, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information. There is no established public trading market for securities issued by the Account. Accumulation units in the Account are sold to eligible contract owners at the Account’s current accumulation unit value, which is based on the value of the Account’s then current net assets, and are redeemable in accordance with the terms of the contract owner’s annuity contract. For the period from January 1, 2022 to December 31, 2022, the high and low accumulation unit values for the Account were $577.620 and $514.849, respectively. For the period January 1, 2021 to December 31, 2021, the high and low accumulation unit values for the Account were $514.765 and $436.778, respectively.
Holders. The approximate number of Account contract owners at December 31, 2022 was 1,017,462.
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
2022 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
Economic Overview and Outlook
Key Macro Economic Indicators*

	Actuals				Forecast
	1Q 2022	2Q 2022	3Q 2022	4Q 2022	2023	2024
Economy(1)
Gross Domestic Product ("GDP")	(1.6)%	(0.6)%	3.2%	2.9%	1.0%	2.5%
Employment Growth (Thousands)(2)	539	349	366	247	74	103
Unemployment Rate	3.6%	3.6%	3.5%	3.5%	4.1%	3.9%
Interest Rates(3)
10 Year Treasury	2.32%	2.98%	3.83%	3.88%	4.26%	3.78%
Sources: Blue Chip Economic Indicators, Blue Chip Financial Forecasts, BEA, Bureau of Labor Statistics, Federal Reserve and Moody's Analytics
*Data subject to revision
(1)GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while average annual values represent a twelve-month average.
(2)Values represented in thousands. Forecast values represent average monthly employment growth in the respective periods.
(3)The Treasury rates are an average over the stated period.
Growth conditions are likely to remain subdued in most of the world’s largest economies in 2023, as policymakers continue to the confront the combination of high inflation, the resurgence of COVID-19 in China, and fallout from the Russia/Ukraine conflict. The U.S. economy is estimated to have grown at a 2.9% pace quarter-over-quarter in the fourth quarter of 2022, as year-over-year growth decelerated to a two-year low of 0.9%. The U.S. is likely to continue to face headwinds in 2023 as the rapid tightening of monetary policy in 2022 has begun to affect key areas of the economy like housing and sales of durable goods. Manufacturing activity has also weakened over the past few months in the face of weaker domestic demand and slower global growth reducing the demand for U.S. exports.
However, the U.S. still benefits from several tailwinds and may avoid a full-blown recession in 2023. High inflation has pressured U.S. consumers in recent quarters, forcing them to reduce savings and increase credit card debt, but consumers remain relatively well positioned thanks to significant savings, government stimulus in 2020 and 2021, and low debt burdens. Job growth remains generally healthy as the economy added 742,000 jobs in fourth quarter according to the Bureau of Labor Statistics, with unemployment remaining near historical lows at 3.5% at the end of 2022. The amount of job openings has moderated in recent months but there remain more openings than there are unemployed workers to fill them. This has put upward pressure on wage growth in the economy and may sustain consumer spending and help prevent a sharp downturn in the overall economy.
While overall consumer spending remains solid, consumer preferences in the U.S. clearly began to normalize in 2022. After two years of rapid spending growth on tangible items, sales of goods have stalled in recent quarters in favor of spending on services. This rebalancing is likely to continue to in 2023 as part of a broader normalization in the U.S. and has implications for sector performance even in the absence of a recession.
Much of the U.S. economic outlook hinges on U.S. monetary policy and the ability of the Federal Reserve to effectively curb inflation. The central bank voted to raise interest rates seven times throughout the course of 2022, increasing the effective federal funds rate by 4.25% in the process. Inflation as measured by the Consumer Price Index appears to have peaked in the middle of 2022 and has trended down steadily in recent months, but it remains well above the Federal Reserve’s target rate of inflation ~2%. The Federal Reserve remains committed to fighting inflation and officials have explicitly stated that they are willing to endure a recession if necessary to prevent high inflation. Markets are currently pricing in more modest increases in early 2023 before small rate cuts toward the end of the year, but investors may not be fully acknowledging the Federal Reserve’s hawkish stance. Should inflation prove to be more stubborn than expected, interest rate policy will likely be more aggressive, with potential implications for growth.
Regions outside of the U.S. also face significant growth challenges in 2023. The war between Russia and the Ukraine has had more noticeable effects in Europe which depends more heavily on trade with Russia. As a result, Europe faced higher inflation than the U.S. throughout most of 2022, particularly for food and energy. The European Central Bank has followed a similar strategy as the U.S. Federal Reserve in response, raising interest rates to bring inflation down. This has sapped momentum from Eurozone growth and will likely keep economic growth subdued this year. However, while recession risks are clearly elevated, major Eurozone economies like Germany and France have displayed considerable resilience in recent months and, like the U.S., the Eurozone may avoid a full-blown recession altogether in 2023.
In Asia, growth conditions have been affected over the past few quarters by a surge in COVID-19 cases in China. China has a adopted a ‘zero-COVID’ approach throughout most of the pandemic, only loosening some of the tight protocols at the end of 2022. In addition, China has experienced a significant downturn in its real estate sector, which had been an important engine for growth in recent years. As a result, growth slowed to 2.9% year-over-year in the fourth quarter of 2022, which marks its second slowest pace of growth in over 40 years. This slower pace has hurt growth in many of China’s key trading partners in the region by reducing the demand for consumer goods, energy, food, and other imports. Early signs point to some stabilization in the Chinese economy as it moves away from its tight COVID policies, but growth in the region is expected to be challenged given the broader global economic backdrop.
Real Estate Market Conditions and Outlook
Real estate in the United States has generally performed well since the onset of the COVID-19 pandemic, particularly in the apartment and industrial sectors which have produced impressive returns over the last few years. Low vacancies and high rental growth have translated into healthy net operating income growth in these sectors and remained a key portfolio diversifier last year during a time when many other assets classes performed poorly. However, rising interest rates have put upward pressure on cap rates across all real estate sectors in recent quarters and reduced transaction volume in the second half of 2022. According to Real Capital Analytics, sales of commercial properties fell 62% in the fourth quarter of 2022, putting downward pressure on pricing and leading to negative appreciation in commercial real estate.
The Account returned -3.49% in the fourth quarter of 2022 and 8.19% since December 31, 2021. Attractive supply, favorable borrowing costs and heightened investor appetite in early 2022 were dominant contributors to appreciation within the industrial, self-storage, and apartment sectors in the first half of the year. However, as borrowing costs increased as a result of the Federal Reserve's actions to reduce inflation, property values have begun to adjust downward. The fourth quarter net return was negative for the first time since the third quarter of 2020, and reflects the impact of these broader economic conditions. Despite market headwinds, the Account remains focused on improving portfolio diversification by reducing exposure to lower-growth assets and acquiring assets with higher growth prospects and economic resiliency. The Account was less active from a transaction standpoint in 2022 due to the ongoing market volatility and will closely monitor market conditions to determine the most prudent timing for potential acquisitions and dispositions during 2023.
Data for the Account’s top five markets in terms of market value as of December 31, 2022 are provided below. The five markets presented below represent 41.4% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 91.7% leased.

Top 5 Metro Areas by Fair Value	Account % Leased Fair Value Weighted*	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio**	Metro Area Fair Value as a % of Total Investments**
Riverside-San Bernardino-Ontario, CA	100.0%	7	9.7%	8.2%
Washington-Arlington-Alexandria, DC-VA-MD-WV	84.1%	18	9.3%	7.9%
Los Angeles-Long Beach-Anaheim, CA	85.9%	22	8.9%	7.5%
Miami-Fort Lauderdale-West Palm Beach, FL	95.4%	14	7.1%	6.0%
New York-Newark-Jersey City, NY-NJ-PA	82.0%	14	6.4%	5.4%
*Weighted by fair value, which differs from the calculations provided for market comparisons to CBRE-EA data and are used here to reflect the fair value of the Account’s monetary investments in those markets.
**Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.
Office
Office demand saw signs of stabilization during the first half of the year but began to weaken again going into the second half, ultimately hitting a decline. Companies are requiring less space due to reduced on-site employee presence and are continuing to invest in telecommuting options and infrastructure to facilitate remote work (e.g. new hardware, additional data storage). While some companies are adding additional space to better facilitate open-office concepts that incorporate distancing between employees and it is expected that office usage will continue to increase as companies encourage employees to be present in the office several days a week, overall vacancy will likely increase throughout 2023.
Vacancy nationwide increased slightly from 12.4% in the third quarter of 2022 to 12.5% in the fourth quarter, as reported by CoStar. Vacancy rates have remained high in large downtown markets, such as Dallas, Washington D.C. and New York, while suburban markets are experiencing some rent growth. Although new construction has slowed, expected deliveries will be dropped into a weak leasing environment and drive vacancy rates higher in the coming year. The vacancy rate of the Account’s office portfolio increased to 19.6% in the fourth quarter of 2022, as compared to 19.5% in the prior quarter. The above-average vacancy rate in the New York metro area is driven by two properties currently undergoing redevelopment to increase the long term value of the properties. The vacancy rate in the New York metro will remain elevated over the near term as legacy tenants fully vacate the properties and redevelopment efforts continue. Vacancy in the Boston metro area is primarily driven by lease expirations of two large tenants at one property. The depth of large tenants in the market is thin which is causing difficulty in releasing the space. The increased vacancy rate in the Washington and San Diego markets can be attributed to expiring leases.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2022 Q4	2022 Q3	2022 Q4	2022 Q3
Account / Nation			19.6%	19.5%	12.5%	12.4%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,362.1	4.2%	18.0%	17.7%	15.4%	15.5%
Boston-Cambridge-Newton, MA-NH	1,134.9	3.5%	18.7%	19.6%	9.6%	9.4%
New York-Newark-Jersey City, NY-NJ-PA	945.2	2.9%	33.3%	31.6%	12.3%	12.2%
San Diego-Carlsbad, CA	772.3	2.4%	2.7%	1.6%	10.9%	10.8%
Dallas-Fort Worth-Arlington, TX	591.8	1.8%	23.4%	23.6%	17.2%	17.1%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account’s vacancy is defined as the square foot-weighted percentage of unleased space.

Industrial
The industrial sector saw record-breaking activity in 2022. Leasing activity in the fourth quarter remained stable, keeping vacancy rates low. Consumers' long-term shift to e-commerce caused demand for industrial space to rise to unprecedented levels: however, inflation has caused a reduction in consumption, reducing the fourth quarter activity. Despite this, investor interest remains high. Construction of industrial properties remained at a record high as developers try to keep up with the demand. The need for improved supply chain and automation is expected to keep demand steady in 2023.
The national industrial availability remained at 3.9% in the fourth quarter of 2022, as reported by CoStar. The average vacancy rate of the industrial properties held by the Account decreased from 6.9% in the third quarter of 2022 to 2.6% in the four quarter of 2022, primarily due to a newly delivered property that is fully leased and new leases at existing properties.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2022 Q4	2022 Q3	2022 Q4	2022 Q3
Account / Nation			2.6%	6.9%	3.9%	3.9%
Riverside-San Bernardino-Ontario, CA	$2,547.0	7.8%	—%	—%	1.9%	1.6%
Los Angeles-Long Beach-Anaheim, CA	778.0	2.4%	3.3%	4.0%	2.3%	2.3%
Dallas-Fort Worth-Arlington, TX	597.8	1.8%	8.0%	8.9%	5.3%	5.6%
Seattle-Tacoma-Bellevue, WA	595.2	1.8%	—%	—%	3.8%	4.2%
Miami-Fort Lauderdale-West Palm Beach, FL	498.8	1.5%	1.2%	1.2%	2.8%	2.8%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account's vacancy is the square foot-weighted percentage of unleased space.
Multi-Family
The national apartment vacancy rate increased from 4.1% in the third quarter of 2022 to 5.2% in the fourth quarter of 2022, as reported by RealPage. Demand for apartments began to slow down towards the end of 2022 and market rents decreased but the market is expected to stay strong in 2023. Projected deliveries for 2023 will most likely drive the vacancy rate slightly higher as construction of luxury properties took precedence during the pandemic and they are now being delivered to a market that is looking for mid-priced housing. The vacancy rate of the Account’s apartment properties increased to 6.6% in the fourth quarter of 2022 as compared to 4.0% in the prior quarter driven by small declines in occupancy at the majority of the Account's properties.

			Account Units Weighted Average Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	2022 Q4	2022 Q3	2022 Q4	2022 Q3
Account / Nation			6.6%	4.0%	5.2%	4.1%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$853.6	2.6%	7.4%	4.3%	5.1%	4.1%
Los Angeles-Long Beach-Anaheim, CA	851.6	2.6%	8.5%	3.8%	4.2%	3.4%
Miami-Fort Lauderdale-West Palm Beach, FL	790.5	2.4%	7.5%	3.5%	3.9%	3.2%
Atlanta-Sandy Springs-Roswell, GA	456.7	1.4%	10.6%	4.7%	6.5%	5.4%
Tampa-St. Petersburg-Clearwater, FL	344.2	1.1%	9.2%	2.6%	5.6%	4.7%
*Source: RealPage. Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units.

Retail
National vacancy rates remained low in the fourth quarter of 2022, slightly decreasing from 4.4% in the third quarter to 4.3%, however, the retail sector is likely to face some short-term demand headwinds in 2023 as high inflation, higher interest rates and economic uncertainty continue to pressure consumer spending. Physical retail locations face strong competition from online retailers. Changes in consumer spending patterns may increasingly favor online retailers over physical retail locations.
The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers, which tend to have higher vacancy rates than the overall national retail market. The Account has over 1,100 retailers across its portfolio, with its largest retail exposure comprising less than 5.0% of total retail rentable area. The retail portfolio is managed to minimize significant exposure to any single retailer. The Account’s retail vacancy improved to 9.0% in the fourth quarter, down from 10.3% in the third quarter, due to a new lease of space by a large retailer.

			Account Square Foot Weighted Average Vacancy		Market Vacancy*
	Total by Retail Type ($M)	% of Total Investments	2022 Q4	2022 Q3	2022 Q4	2022 Q3
National Retail			9.0%	10.3%	4.3%	4.4%
Lifestyle & Mall	$1,580.5	4.8%	12.7%	13.9%	8.9%	8.8%
Neighborhood, Community & Strip**	1,329.8	4.1%	4.9%	7.1%	5.9%	6.1%
Power Center**	463.5	1.4%	11.9%	9.0%	4.5%	4.7%
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
Hotel
The hotel industry had strong growth in the first half of 2022 but that growth slowed in the third and fourth quarters as inflation and cost of travel continued to rise. Continued challenges are expected in 2023 as leisure travel may hit a decline due to the continued increase in travel cost; however, corporate travel may ease some of the loss as companies push for more in-person events.
The Account's exposure to the hospitality sector is limited to one hotel in the Dallas metro area. The hotel is located in a business park and caters largely to business travelers. Key metrics to track hotel performance include occupancy, the average daily rate (“ADR”) and revenue per available room (“RevPAR”). For the quarter ended December 31, 2022, occupancy of the property decreased to 45.0%, as compared to 47.6% in the previous quarter. ADR and RevPAR were $129.07 and $103.20, respectively, for the fourth quarter of 2022, as compared to $135.77 and $140.50, respectively, in the prior quarter.
INVESTMENTS
As of December 31, 2022, the Account had total net assets of $29.7 billion, a 5.7% increase from December 31, 2021.
As of December 31, 2022, the Account held 84.5% of its total investments in real estate and real estate joint ventures. The Account also held investments in loans receivable, including those with related parties, representing 4.5% of total investments, U.S. government agency notes representing 2.8% of total investments, real estate funds representing 2.7% of total investments, a real estate operating business representing 2.0% of total investments, U.S. treasury securities representing 1.8% of total investments, corporate bonds representing 1.6%, and foreign government agency notes representing 0.1% of total investments.

The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of December 31, 2022 was $1.9 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $3.0 billion, which is netted against the underlying properties when determining the joint venture investments fair value presented on the Consolidated Schedules of Investments. Total outstanding principal on the Account’s portfolio as of December 31, 2022, inclusive of loans payable within the joint venture investments, $264.5 million in loans collateralized by a loan receivable, $500.0 million of term loans outstanding and $500.0 million in senior notes payable, was $6.2 billion, which represented a loan-to-value ratio of 17.2%.
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
The following charts reflect the diversification of the Account's real estate assets by region and property type and the Account's ten largest investments based on fair value at December 31, 2022.

Diversification by Fair Value(1)
	West(2)	South(3)	East(4)	Midwest(5)	Foreign(6)	Total
Industrial	16.8%	7.3%	2.6%	1.6%	—%	28.3%
Office	8.1%	5.6%	13.1%	0.2%	—%	27.0%
Apartments	8.1%	10.8%	6.9%	1.0%	—%	26.8%
Retail	3.6%	5.3%	2.7%	0.7%	—%	12.3%
Other(7)	1.8%	2.1%	1.4%	0.2%	0.1%	5.6%
Total	38.4%	31.1%	26.7%	3.7%	0.1%	100.0%
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
(6)Represents a developable land investment located outside of the United States.
(7)Represents interests in Storage Portfolio investments, a hotel investment and land.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	$1,290.0	$—	$1,290.0	4.2%	3.6%
Simpson Housing Portfolio	80%	Various	U.S.A.	Apartment	1,227.5	373.5	854.0	4.0%	3.4%
Fashion Show	50%	Las Vegas	NV	Retail	912.5	417.5	495.0	3.0%	2.6%
1001 Pennsylvania Avenue	100%	Washington	DC	Office	702.4	301.2	401.2	2.3%	2.0%
The Florida Mall	50%	Orlando	FL	Retail	700.6	297.0	403.6	2.3%	2.0%
Storage Portfolio II	90%	Various	U.S.A.	Storage	629.5	160.2	469.3	2.1%	1.8%
Lincoln Centre	100%	Dallas	TX	Office	543.7	—	543.7	1.8%	1.5%
701 Brickell Avenue	100%	Miami	FL	Office	503.0	165.1	337.9	1.6%	1.4%
Great West Industrial Portfolio	100%	Rancho Cucamonga	CA	Industrial	502.0	—	502.0	1.6%	1.4%
99 High Street	100%	Boston	MA	Office	482.7	242.5	240.2	1.6%	1.3%
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
(5)Total investments are the aggregate fair value of all investments held by the Account, gross of debt. Total investments, as calculated within this table, will vary from total investments, as calculated in the Account's Schedule of Investments, as joint venture investments are presented in the Schedule of Investments at their net equity position in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

Property Investments Acquired in 2022 (millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Purchase Price (less closing costs)(1)	Mortgage Debt
Wholly-Owned
Minneapolis Core Portfolio(3)	100.00%	Industrial	Various	MN	$154.1	$—
12 South Apartments	100.00%	Apartments	Nashville	TN	44.0	—
Empire Business Park	100.00%	Land	Peoria	AZ	4.1	—
Orchards Apartments	100.00%	Apartments	Marlborough	MA	59.3	—
Jackson Shaw Portfolio(4)	100.00%	Industrial	Various	TX	72.0	—
Monee Development	100.00%	Land	Monee	IL	5.8	—
Fairfield Tolenas	100.00%	Industrial	Fairfield	CA	80.5	—
Central 64	100.00%	Industrial	Denver	CO	47.6	—
Total Wholly-Owned					$467.4	$—
Joint Ventures
Sun Holdings Multifamily Portfolio(5)	95.00%	Apartments	Various	U.S.A	$286.6	$189.9
Storage Portfolio IV(6)	90.00%	Storage	Various	U.S.A	92.0	$—
Carson South End Development	75.00%	Land	Charlotte	NC	28.9	$—
Seavest MOB Portfolio(7)	98.30%	Land	Bethpage	NY	0.3	$—
Juniper MOB Portfolio(8)	50.00%	Office	Various	CA	50.0	$—
Archway Baytown Development	95.00%	Land	Baytown	TX	8.6	$—
Lennar MFPV Cane Bay Phase	90.00%	Land	Summerville	SC	5.2	$—

Property Investments Acquired in 2022 (millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Purchase Price (less closing costs)(1)	Mortgage Debt
Lennar MFPV Cave Creek	90.00%	Land	Phoenix	AZ	6.9	$—
355 W 52nd Street	95.00%	Office	New York	NY	45.6	$—
Storage Portfolio V(9)	90.00%	Storage	Various	U.S.A	86.1	$—
Lennar Emblem at Conyers	90.00%	Land	Conyers	GA	4.0	$—
Total Joint Ventures					$614.2	$189.9
Total Properties Acquired					$1,081.6	$189.9

Property Investments Sold in 2022 (millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Sales Price (less selling expense)(2)	Mortgage Loan Payoff
Wholly-Owned
Warwick Center	100.00%	Retail	Warwick	RI	$11.8	$—
South Denver Marketplace	100.00%	Retail	Lone Tree	CO	73.0	—
Charleston Plaza	100.00%	Retail	Mountain View	CA	71.1	—
Fusion 1560	100.00%	Apartments	St. Petersburg	FL	—	37.4
Oceano	100.00%	Apartments	Woodland Hills	CA	112.5	—
200 Middlefield	100.00%	Office	Menlo Park	CA	62.1	—
Regents Court	100.00%	Apartments	San Diego	CA	—	39.6
Legacy at Westwood	100.00%	Apartments	Los Angeles	CA	—	46.7
Camelback Center	100.00%	Office	Phoenix	AZ	61.3	—
Fayette Pavilion - Walmart(10)	100.00%	Retail	Fayetteville	GA	23.1	—
BLVD 63	100.00%	Apartments	San Diego	CA	170.6	—
20 Westport Road	100.00%	Office	Wilton	CT	28.3	—
Total Wholly-Owned					$613.8	$123.7
Joint Ventures
150 Industrial Road	98.00%	Office	San Carlos	CA	$147.7	$—
MiMA(11)	70.00%	Apartments	New York	NY	79.8	—
West Town Mall	50.00%	Retail	Knoxville	TN	—	101.2
Fairfield Tolenas	95.00%	Industrial	Fairfield	CA	79.7	—
Colorado Center(12)	2.00%	Office	Santa Monica	CA	350.9	—
Total Joint Ventures					$658.1	$101.2
Total Properties Sold					$1,271.9	$224.9
(1)The net purchase price represents the Account's interest.
(2)The net sales price represents the Account's interest.
(3)The Account purchased a portfolio of industrial properties located throughout Minnesota. These properties will be collectively known as Minneapolis Core Portfolio.
(4)The Account purchased a portfolio of industrial properties located throughout Texas. These properties will be collectively known as Jackson Shaw Portfolio.
(5)The Account purchased a portfolio of apartment properties located in various cities throughout the United States. These properties are held in the Account's Sun Holdings Multifamily Portfolio joint venture investment, in which the Account has a 95% interest.
(6)The Account purchased multiple storage properties located in various cities throughout the United States. These properties are held in the Account's Storage Portfolio IV joint venture investment, in which the Account has a 90% interest.

(7)The account purchased land located in Bethpage, NY that is held in the Seavest MOB Portfolio joint venture investment, in which the Account has a 98.3% interest.
(8)The Account purchased a 50% interest in a portfolio of office properties located in various cities throughout CA. These properties will be held in Juniper MOB Portfolio. .
(9)The Account purchased interest in multiple storage properties located in various cities throughout the United States. These properties are held in the Account's Storage Portfolio V joint venture investment, in which the Account has a 90% interest.
(10)The Account sold the Walmart parcel held within the Fayette Pavilion investment portfolio.
(11)The Account sold a portion of it's interest in the RGM 42, LLC joint venture, which holds the property known as MiMA, effectively reducing the Account's ownership in the joint venture investment, from 70% to 21%. The Account's portion of the mortgage obligation was also reduced following the decrease in ownership in the joint venture investment.
(12)The Account sold a portion of it's interest in the CA- Colorado Center Limited Partnership, which holds the property known as Colorado Center, effectively reducing the Account's ownership in the joint venture investment, from 50% to 2%. The Account's portion of the mortgage obligation was also reduced following the decrease in ownership in the joint venture investment.
Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Net Investment Income
The following table shows the results of operations for the years ended December 31, 2022 and 2021 and the dollar and percentage changes for those periods (millions).

	Years Ended December 31,		Change
	2022	2021	$	%
INVESTMENT INCOME
Real estate income, net
Rental income	$1,251.7	$1,194.8	$56.9	4.8%
Real estate property level expenses:
Operating expenses	293.2	266.9	26.3	9.9%
Real estate taxes	203.7	208.1	(4.4)	(2.1)%
Interest expense	85.0	88.0	(3.0)	(3.4)%
Total real estate property level expenses	581.9	563.0	18.9	3.4%
Real estate income, net	669.8	631.8	38.0	6.0%
Income from real estate joint ventures	194.2	191.1	3.1	1.6%
Income from real estate funds	30.3	15.9	14.4	90.6%
Interest	116.7	81.5	35.2	43.2%
Other income	4.5	—	4.5	N/M
TOTAL INVESTMENT INCOME	1,015.5	920.3	95.2	10.3%
Expenses
Investment management charges	86.3	62.4	23.9	38.3%
Administrative charges	43.2	51.1	(7.9)	(15.5)%
Distribution charges	23.3	26.2	(2.9)	(11.1)%
Mortality and expense risk charges	0.5	1.3	(0.8)	(61.5)%
Liquidity guarantee charges	89.2	69.1	20.1	29.1%
Interest expense	27.4	2.5	24.9	N/M
TOTAL EXPENSES	269.9	212.6	57.3	27.0%
INVESTMENT INCOME, NET	$745.6	$707.7	$37.9	5.4%
The table below illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the entirety of each respective year, "same property," as compared to the comparative increases or decreases associated with the acquisition and disposition of properties throughout each respective year.

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2022	2021	$	%	2022	2021	$	%	2022	2021	$	%
Same Property	$1,150.1	$1,072.6	$77.5	7.2%	$265.8	$236.0	$29.8	12.6%	$187.7	$188.7	$(1.0)	(0.5)%
Properties Acquired	42.0	5.1	36.9	N/M	8.2	0.7	7.5	N/M	6.6	0.5	6.1	N/M
Properties Sold	59.6	117.1	(57.5)	(49.1)%	19.2	30.2	(11.0)	(36.4)%	9.4	18.9	(9.5)	(50.3)%
Impact of Properties Acquired/Sold	101.6	122.2	(20.6)	(16.9)%	27.4	30.9	(3.5)	(11.3)%	16.0	19.4	(3.4)	(17.5)%
Total Property Portfolio	$1,251.7	$1,194.8	$56.9	4.8%	$293.2	$266.9	$26.3	9.9%	$203.7	$208.1	$(4.4)	(2.1)%
N/M—Not meaningful
Rental Income:
Rental income increased $56.9 million, or 4.8%, primarily driven by increases across the industrial and apartment sectors due to increased market rents, driven by increased demand, coupled with higher occupancy; as well as decreases in rent concessions and bad debt. The Account's hotel property also experienced an increase in income due to an increase in occupancy and convention activity.
Operating Expenses:
Operating expenses increased $26.3 million, or 9.9%, primarily attributed to a rise in repairs and maintenance costs, as well as utility costs, amongst the office and apartment properties. The Account's hotel property also saw a large increase in operating expenses as occupancy increased.
Real Estate Taxes:
Real estate taxes decreased $4.4 million, or 2.1%, primarily attributed to net disposition activity.
Interest Expense:
Interest expense on mortgage loans decreased $3.0 million, or 3.4%, primarily due to a lower average outstanding principal balance, as compared to the same period in 2021.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures increased $3.1 million, or 1.6%, which is primarily attributed to the Account's storage portfolios. Increases were also seen amongst the apartment and retail sectors.
Income from Real Estate Funds:
Income from real estate funds increased $14.4 million, or 90.6%, due to increased dividends received from two of the funds.
Interest income:
Interest income increased $35.2 million, due to an increases in the Account's marketable securities holdings during the period, as well as an increase in the average interest rate on loans receivable.
Expenses:
Investment management, administrative and distribution services are provided "at cost" to the Account by TIAA and Services, as applicable. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. These expenses increased $13.1 million, as compared to the prior period.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and is charged at a fixed rate based on the Account’s net assets. Mortality and expense risk expenses decreased when compared to the previous year due to a reduction in the expense ratio in May 2022. Liquidity guarantee expenses increased $20.1 million as a result of higher average nets assets and a higher expense ratio during the period.
Interest expense on the Account's credit facility and other unsecured debt increased $24.9 million when compared to prior year, due to the issuance of $500.0 million of senior notes in June 2022 and a higher average outstanding balance on the credit facility.
Net Realized and Unrealized Gains and Losses on Investments and Loans Payable
The following table shows the net realized and unrealized (losses) gains on investments and loans payable for the years ended December 31, 2022 and 2021 and the dollar and percentage changes for those periods (millions).

	Years Ended December 31,		Change
	2022	2021	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments:
Real estate properties	$(93.8)	$215.9	$(309.7)	N/M
Real estate joint ventures	316.2	199.8	116.4	58.3%
Real estate funds	15.4	3.5	11.9	N/M
Marketable securities	(2.8)	(0.1)	(2.7)	N/M
Loans receivable	—	(14.1)	14.1	N/M
Total realized gain on investments	235.0	405.0	(170.0)	(42.0)%
Net change in unrealized gain (loss) on:
Real estate properties	1,380.1	2,250.3	(870.2)	(38.7)%
Real estate joint ventures	(232.3)	644.5	(876.8)	N/M
Real estate funds	(12.9)	98.7	(111.6)	N/M
Real estate operating business	212.2	74.9	137.3	N/M
Foreign currency exchange on forward contracts	(2.3)	—	(2.3)	N/M
Marketable securities	(37.7)	(9.2)	(28.5)	N/M
Loans receivable	(115.7)	22.7	(138.4)	N/M
Loans payable	116.9	12.2	104.7	N/M
Other unsecured debt	46.9	—	46.9	N/M
Net change in unrealized gain on investments and debt	1,355.2	3,094.1	(1,738.9)	(56.2)%
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND DEBT	$1,590.2	$3,499.1	$(1,908.9)	(54.6)%
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $1.3 billion during 2022, compared to net gains of $2.5 billion during 2021. While the Account saw appreciation across various real estate sectors during the period, unrealized gains were primarily driven by industrial properties in the Western and Southern region, as well as multi-family properties in the South, due to increased average market and contract rents, reflective of increased demand.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized gains of $83.9 million in 2022, compared to $844.3 million of net gains during 2021. Net gains in 2022 were primarily driven by realized gains from the sale of properties, offset by unrealized losses driven by the Account's retail and office joint venture investment properties.
Real Estate Funds:
Real estate funds incurred net realized and unrealized gains of $2.5 million in 2022, compared to $102.2 million in net gains during 2021. Current period gains are a result of a partial equity sale of one of the Account's funds.

Real Estate Operating Business:
The Account's real estate operating business experienced unrealized gains of $212.2 million during 2022 compared to $74.9 million during 2021. Unrealized gains were primarily attributed to favorable projected cash flows and industry share price growth due to a recapitalization of the business.
Marketable Securities:
The Account’s marketable securities experienced net realized and unrealized losses of $40.5 million for the year ended December 31, 2022, compared to net realized and unrealized losses of $9.3 million for 2021. The current period losses are the result of rising interest and U.S. Treasury rates.
Loans Receivable, including those with related parties:
Loans receivable, including loans receivable with related parties, experienced unrealized losses of $115.7 million in 2022 compared to net realized and unrealized gains of $8.6 million in 2021. The current period losses are attributable to the decline in value of an underperforming loan collateralized by an office property located in Chicago, Illinois.
Loans Payable:
Loans payable experienced unrealized gains of $116.9 million during 2022, compared to unrealized gains of $12.2 million during 2021. The unrealized gains in 2022 were attributable to increases in U.S. Treasury yields driven by inflation risk and widening credit spreads.
Other Unsecured Debt:
Other unsecured debt experienced unrealized gains of $46.9 million in 2022, in line with the increase in U.S. Treasury yields driven by inflation risk and widening credit spreads.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
A discussion of the results of operations for the year ended December 31, 2021 is found in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 10, 2022, which is available free of charge on the SEC’s website at www.sec.gov.
Liquidity and Capital Resources
As of December 31, 2022 and 2021, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $2.1 billion and $2.2 billion, respectively (7.1% and 7.9% of the Account’s net assets at such dates, respectively). The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and contract owner redemption requests (i.e., contract owner withdrawals or benefit payments).
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
Net Income and Marketable Securities
Net investment income continues to be an additional source of liquidity for the Account. Net investment income was $745.6 million for the year ended December 31, 2022 as compared to $707.7 million in the prior year. Total net investment income increased slightly as described more fully in the Results of Operations section.
Leverage
As of December 31, 2022, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments, senior notes payable and any loans outstanding on the Account's Credit Agreement) to total gross asset value (i.e., a “loan-to-value ratio”) was 17.2%. The Account intends to maintain its loan-to-value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s net equity interest in joint ventures), with no reduction associated with any indebtedness on such assets.
As of December 31, 2022, total principal and interest payments due for mortgages on properties held directly by the account, five collateralized by a loan receivable, and senior notes payable are $2.7 billion and $371.5 million, respectively. Principal and interest payments due in the next year for mortgages on properties held directly by the Account are $582.4 million and $63.5 million, respectively. The Account currently has sufficient liquidity in the form of cash and cash equivalents and short term securities to meet its current mortgage obligations.

The Account's credit facility, which is a $500.0 million unsecured term loan, as well as a $500.0 million unsecured line of credit, is used to facilitate short-term cash needs, as further described in Note 10—Credit Facility. As of December 31, 2022, the Account had $500.0 million outstanding on the term loan.
In times of high net inflow activity, in particular during times of high net contract owner transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan-to-value ratio.
Material Cash Requirements(1)
The following table sets forth a summary regarding the Account’s known contractual and other material cash obligations, including required interest payments for those items that are interest bearing, as of December 31, 2022 (millions):

	Amounts Due During Years Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Loans Payable:
Principal Payments	$582.4	$757.6	$626.8	$170.2	$109.7	$922.0	$3,168.7
Interest Payments(2)	120.6	96.5	57.7	39.3	36.1	69.6	419.8
Subtotal	$703.0	$854.1	$684.5	$209.5	$145.8	$991.6	$3,588.5
Ground Leases(3)	2.4	2.4	2.5	2.5	2.5	424.3	436.6
Other Commitments(4)	422.3	—	—	—	—	—	422.3
Tenant Improvements(5)	85.6	—	—	—	—	—	85.6
Total Contractual and Material Cash Requirements	$1,213.3	$856.5	$687.0	$212.0	$148.3	$1,415.9	$4,533.0
(1)The material cash requirements do not include payments on debt held in joint ventures, which are the obligation of the individual joint venture entities.
(2)These amounts represent interest payments due on loans payable based on the stated rates at December 31, 2022.
(3)These amounts represent future minimum annual payments related to ground leases at December 31, 2022.
(4)This includes the Account’s commitment to purchase interests in its real estate funds and remaining funding commitments on loans receivable, which could be called by the partner or borrower at any time.
(5)This amount represents tenant improvements and leasing inducements committed by the Account as of December 31, 2022.
Recent Transactions
The following describes property and property-related transactions by the Account during the fourth quarter of 2022. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease.
Real Estate Properties and Joint Ventures
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price (1)
Central 64	10/03/2022	100.00%	Industrial	Denver, CO	$47.6
Storage Portfolio V(2)	11/04/2022	90.00%	Storage	San Antonio, TX	9.2
(1)     Represents purchase price net of closing costs.
(2)    During the fourth quarter of 2022, the Account purchased a storage property located in San Antonio, TX. This property is held in the Account's Storage Portfolio V joint venture investment, in which the Account has a 90% interest.

Sales

Property Name	Sales Date	Ownership Percentage	Sector	Location	Net Sales Price (1)	Realized Gain (Loss) on Sale(2)
BLVD 63	10/04/2022	100.00%	Apartments	San Diego, CA	$170.6	$11.9
20 Westport Road(3)	12/2/2022	100.00%	Office	Wilton, CT	28.3	(100.1)
(1)     Represents the sales price, less selling expenses.
(2)    Majority of the realized gain (loss) has been previously recognized as unrealized gains (losses) in the Account's Consolidated Statements of Operations.
(3)    Partial disposition.

Financings
Debt payoff

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
Lincoln Court	10/13/2022	2.35% + LIBOR	Office	10/15/2022	$1.8

Loan Receivable
Debt Payoff

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
5 Points Towers	11/30/2022	5.50% + LIBOR	Apartment	3/9/2024	$46.3
Critical Accounting Estimates
Management’s discussion and analysis of the Account’s financial condition and results of operations is based on the Account’s Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of the Account’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses. Management considers the valuation of real estate properties and valuation of real estate joint ventures to be critical accounting estimates because they involve a significant level of estimation uncertainty and have a material impact on the Account’s financial condition and results of operations.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Account’s real estate holdings, including real estate joint ventures, funds, an operating business and loans receivable including those with related parties, which, as of December 31, 2022, represented 93.7% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:
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
The Account believes the diversification of its real estate portfolio, both geographically and by sector, along with its quarterly valuation procedures, helps manage the real estate and appraisal risks described above.
As of December 31, 2022, 6.3% of the Account’s total investments were comprised of marketable securities. Marketable securities may include high-quality debt instruments (i.e., government agency notes) and REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements included herewith. As of December 31, 2022, the Account does not invest in derivative financial investments, although it does engage in hedging activity related to foreign currency denominated investments.
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
The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the accompanying consolidated financial statements for the years ended December 31, 2022, 2021 and 2020. The report of the independent registered public accounting firm expresses an independent opinion on the fairness of presentation of the Account’s consolidated financial statements.
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

March 9, 2023	/s/ Christine E. Dugan
Executive Vice President and Product General Manager –Institutional Lifetime Income, Teachers Insurance and Annuity Association of America
(Principal Executive Officer)

/s/ Christopher Baraks
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
TIAA's management has the primary responsibility for the Account’s Consolidated Financial Statements, development and maintenance of a strong system of internal controls and disclosure controls, and compliance with applicable laws and regulations. In fulfilling its oversight responsibilities, the Committee reviewed and approved the audit plans of TIAA's internal audit group and the independent registered public accounting firm in connection with their respective audits of the Account. The Committee also meets regularly with the internal audit group and the independent registered public accounting firm, both with and without management present, to discuss the results of their examinations, their evaluation of internal controls, and the overall quality of financial reporting. As required by its charter, the Committee will formally evaluate rotation of the independent registered public accounting firm whenever circumstances warrant, but in no event will the evaluation be less frequent than every ten years of the engagement.
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

Jason E. Brown, Audit Committee Chair
Samuel R. Bright, Audit Committee Member
Jeffrey R. Brown, Audit Committee Member
Lisa E. Hess, Audit Committee Member
Maureen O’Hara, Audit Committee Member
Dorothy K. Robinson, Audit Committee Member
La June Montgomery Tabron, Audit Committee Member

March 9, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees of Teachers Insurance and Annuity Association of America and Participants of TIAA Real Estate Account
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of TIAA Real Estate Account and its subsidiaries (the “Account”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Account as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
Valuation of Real Estate Properties and Real Estate Joint Ventures
As described in Notes 1 and 5 to the consolidated financial statements, the Account had total investments in real estate properties of $20.4 billion and real estate joint ventures of $7.1 billion as of December 31, 2022. Investments in real estate properties are stated at fair value and investments in real estate joint ventures are stated at fair value of the Account’s ownership based on the fair value of the underlying real estate, any related loans payable, and other factors. To determine the valuation of the real estate properties and the real estate joint ventures, management utilizes the income approach, either the discounted cash flow or direct capitalization valuation model, provided by an independent third party appraiser, using key inputs and assumptions including, but not limited to, rental income and expense amounts, related rental income and expense growth rates, capital expenditures, discount rates, and capitalization rates (terminal capitalization rates for the discounted cash flow model and overall capitalization rates for the direct capitalization model).
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of real estate properties and real estate joint ventures, including controls over the review of the competency and qualifications of third party appraisers, the completeness and accuracy of data used by the appraisers in the valuation models, and the completeness of consideration of material events subsequent to the appraisal. These procedures also included, among others, (i) testing management's process for determining the fair value of the real estate properties and real estate joint ventures; (ii) testing the completeness and accuracy of certain data used in the models; (iii) evaluating the appropriateness of the valuation models; and (iv) evaluating the significant inputs and assumptions used by management related to the discount rate, terminal capitalization rate, and rental income and expense amounts by comparing assumptions to external market data and considering current and past performance of the real estate properties and real estate joint ventures. Professionals with specialized skill and knowledge were used to assist in the evaluation of the assumptions.

/s/ PricewaterhouseCoopers LLP (Auditor Firm ID 238)
Charlotte, North Carolina
March 9, 2023
We have served as the Account's auditor since 2005.

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	December 31,
	2022	2021
ASSETS
Investments, at fair value:
Real estate properties (cost: $14,323.2 and $14,163.2)	$20,444.0	$18,903.9
Real estate joint ventures (cost: $5,738.1 and $5,497.9)	7,103.6	7,175.9
Real estate funds (cost: $787.7 and $692.9)	893.4	811.5
Real estate operating business (cost: $355.0 and $251.6)	641.9	326.3
Marketable securities (cost: $2,077.1 and $2,217.0)	2,030.2	2,207.8
Loans receivable (cost: $1,546.0 and $1,434.3)	1,418.7	1,422.7
Loans receivable with related parties (cost: $69.9 and $69.8)	69.9	69.9
Total investments (cost: $24,897.0 and $24,326.7)	32,601.7	30,918.0
Cash and cash equivalents	72.4	21.2
Due from investment manager	—	9.9
Other	359.5	327.3
TOTAL ASSETS	33,033.6	31,276.4
LIABILITIES
Loans payable, at fair value
(principal outstanding: $2,168.7 and $2,362.6)	2,069.7	2,380.5
Line of credit, at fair value
(principal outstanding: $— and $500.0)	—	500.0
Other unsecured debt, at fair value
(principal outstanding: $1,000.0 and $—)	953.1	—
Due to investment manager	7.1	—
Accrued real estate property expenses	291.8	287.6
Other	53.8	36.3
TOTAL LIABILITIES	3,375.5	3,204.4
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	29,025.7	27,476.0
Annuity Fund	632.4	596.0
TOTAL NET ASSETS	$29,658.1	$28,072.0
NUMBER OF ACCUMULATION UNITS OUTSTANDING	52.1	53.4
NET ASSET VALUE, PER ACCUMULATION UNIT	$556.923	$514.765

See notes to the audited consolidated financial statements

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions)

	Years Ended December 31,
	2022	2021	2020
INVESTMENT INCOME
Real estate income, net
Rental income	$1,251.7	$1,194.8	$1,192.6
Real estate property level expenses:
Operating expenses	293.2	266.9	261.1
Real estate taxes	203.7	208.1	209.2
Interest expense	85.0	88.0	95.2
Total real estate property level expenses	581.9	563.0	565.5
Real estate income, net	669.8	631.8	627.1
Income from real estate joint ventures	194.2	191.1	146.8
Income from real estate funds	30.3	15.9	10.4
Interest	116.7	81.5	105.7
Dividends	—	—	18.0
Other income	4.5	—	—
TOTAL INVESTMENT INCOME	1,015.5	920.3	908.0
Expenses
Investment management charges	86.3	62.4	65.3
Administrative charges	43.2	51.1	48.5
Distribution charges	23.3	26.2	26.5
Mortality and expense risk charges	0.5	1.3	1.2
Liquidity guarantee charges	89.2	69.1	59.4
Interest expense	27.4	2.5	2.3
TOTAL EXPENSES	269.9	212.6	203.2
INVESTMENT INCOME, NET	745.6	707.7	704.8
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments
Real estate properties	(93.8)	215.9	(52.8)
Real estate joint ventures	316.2	199.8	(454.9)
Real estate funds	15.4	3.5	(5.6)
Marketable securities	(2.8)	(0.1)	103.0
Loans receivable	—	(14.1)	(1.6)
Net realized gain (loss) on investments	235.0	405.0	(411.9)
Net change in unrealized gain (loss) on
Real estate properties	1,380.1	2,250.3	(296.1)
Real estate joint ventures	(232.3)	644.5	(22.2)
Real estate funds	(12.9)	98.7	(18.6)
Real estate operating business	212.2	74.9	(0.2)
Foreign currency exchange on forward contracts	(2.3)	—	—
Marketable securities	(37.7)	(9.2)	(148.1)
Loans receivable	(115.7)	22.7	(33.0)
Loans receivable with related parties	—	—	0.4
Loans payable	116.9	12.2	(3.1)
Other unsecured debt	46.9	—	—
Net change in unrealized gain (loss) on investments and debt	1,355.2	3,094.1	(520.9)
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT	1,590.2	3,499.1	(932.8)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$2,335.8	$4,206.8	$(228.0)
See notes to the audited consolidated financial statements

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(millions)

	Years Ended December 31,
	2022	2021	2020
FROM OPERATIONS
Investment income, net	$745.6	$707.7	$704.8
Net realized gain (loss) on investments	235.0	405.0	(411.9)
Net change in unrealized gain (loss) on investments and debt	1,355.2	3,094.1	(520.9)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	2,335.8	4,206.8	(228.0)
FROM PARTICIPANT TRANSACTIONS
Premiums	2,981.3	2,981.7	2,025.9
Annuity payments	(55.8)	(47.7)	(47.8)
Death benefits	(165.0)	(125.5)	(104.3)
Withdrawals	(3,510.2)	(2,187.2)	(5,709.8)
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	(749.7)	621.3	(3,836.0)
NET INCREASE (DECREASE) IN NET ASSETS	1,586.1	4,828.1	(4,064.0)
NET ASSETS
Beginning of period	28,072.0	23,243.9	27,307.9
End of period	$29,658.1	$28,072.0	$23,243.9

See notes to the audited consolidated financial statements

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$2,335.8	$4,206.8	$(228.0)
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(235.0)	(405.0)	411.9
Net change in unrealized (gain) loss on investments and debt	(1,355.2)	(3,094.1)	520.9
Purchase of real estate properties	(465.2)	(581.8)	(1,147.7)
Capital improvements on real estate properties	(410.8)	(283.9)	(242.4)
Proceeds from sale of real estate properties	620.0	920.9	612.1
Purchases of other real estate investments	(885.0)	(1,231.2)	(1,322.6)
Proceeds from sales of other real estate investments	858.4	711.2	2,357.7
Purchases and originations of loans receivable	(366.6)	(326.2)	(118.0)
Originations of loans receivable with related parties	—	(0.5)	—
Proceeds from sales of loans receivable	—	294.5	63.0
Proceeds from payoffs of loans receivable	254.9	110.8	28.6
Decrease (Increase) in other investments	137.1	(1,477.8)	3,398.5
Net change in due to/from investment manager	17.0	8.0	(12.4)
(Increase) Decrease in other assets	(12.4)	5.6	(43.1)
Decrease (Increase) in other liabilities	21.6	25.0	(2.9)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	514.6	(1,117.7)	4,275.6
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	—	500.0	540.0
Payments on line of credit	(500.0)	—	(790.0)
Proceeds from other unsecured debt	1,000.0	—	—
Mortgage loan proceeds received	24.1	188.9	—
Payments on mortgage loans	(218.0)	(207.6)	(168.9)
Premiums	2,981.3	2,981.7	2,025.9
Annuity payments	(55.8)	(47.7)	(47.8)
Death benefits	(165.0)	(125.5)	(104.3)
Withdrawals	(3,510.2)	(2,187.2)	(5,709.8)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(443.6)	1,102.6	(4,254.9)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	71.0	(15.1)	20.7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period cash, cash equivalents and restricted cash	46.0	61.1	40.4
Net (decrease) increase in cash, cash equivalents and restricted cash	71.0	(15.1)	20.7
End of period cash, cash equivalents and restricted cash	$117.0	$46.0	$61.1
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$84.2	$94.9	$97.8
Mortgage loan assumed as part of a real estate acquisition	$—	$—	$289.6
Loan receivable converted to equity in real estate investment	$—	$—	$(1.7)
Loan assignment as part of a real estate disposition	$—	$—	$77.4
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (millions):

	As of December 31,
	2022	2021	2020
Cash and cash equivalents	$72.4	$21.2	$37.8
Restricted cash(1)	44.6	24.8	23.3
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$117.0	$46.0	$61.1
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
Basis of Presentation: The accompanying Consolidated Financial Statements include the Account and those subsidiaries wholly-owned by TIAA for the benefit of the Account. Certain prior period amounts have been reclassified for comparative purposes to conform to the current period financial statement presentation. These reclassifications had no effect on previously reported results of operations or cash flows. All significant intercompany accounts and transactions between the Account and such subsidiaries have been eliminated.
The Accumulation Unit Value (“AUV”) used for financial reporting purposes may differ from the AUV used for processing transactions. The AUV used for financial reporting purposes includes security and participant (or "contract owner") transactions effective through the period end date to which this report relates. Total return is computed based on the AUV used for processing transactions.
Determination of Assets and Liabilities at Fair Value: The Account reports all investments at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. Further in accordance with the adoption of the fair value option allowed under ASC 825, Financial Instruments, and at the election of TIAA's management, loans payable, the Account's line of credit, term loans and senior notes payable are reported at fair value. The FASB has defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants excluding transaction costs.
The following is a description of the valuation methodologies used to determine the fair value of the Account’s investments and loans payable and unsecured debt.
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
Valuation of Debt Securities—Debt securities with readily available market quotations, other than money market instruments, are generally valued at the most recent bid price or the equivalent quoted yield for such securities (or those of comparable maturity, quality and type). Debt securities for which market quotations are not readily available, are valued at fair value as determined by TIAA's management and the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole.
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
Valuation of Loans Payable (i.e. the Account as a debtor)—Mortgage or other loans payable, including the Account's senior notes and any borrowings under the credit facility, are stated at fair value. The estimated fair value of loans payable is generally based on the amount at which the liability could be transferred in a current transaction, exclusive of transaction costs. Fair values are estimated based on market factors, such as market interest rates and spreads on comparable loans, the liquidity for loans of similar characteristics, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), the maturity date of the loan, the return demands of the market, and the credit quality of the Account. Different assumptions or changes in future market conditions could significantly affect estimated fair values.
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
Recent Accounting Pronouncements: In July 2021, the FASB issued ASU 2021-05—Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments (“ASU 2021-05”). The amendments in ASU 2021-05 amend the lease classification requirements for lessors to align them with practice under Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if certain criteria are met. When a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset, and, therefore, does not recognize a selling profit or loss. The amendments are effective for fiscal years beginning after December 15, 2021, for all entities, and interim periods within those fiscal years for public business entities. Entities that have adopted Topic 842 before the issuance date of ASU 2016-05 have the option to apply the amendments either (1) retrospectively to leases that commenced or were modified on or after the adoption of Update 2016-02 or (2) prospectively to leases that commence or are modified on or after the date that an entity first applies the amendments. Management adopted the guidance and it did not have a material impact to the Account.
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). The amendments in ASU 2022-06 extend the period of time preparers can utilize the reference rate reform relief guidance. ASU 2022-06 is effective for all entities upon issuance. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. Management does not expect the guidance to have a material impact to the Account.
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
Investment management services for the Account are provided by TIAA officers, under the direction and control of the Board, pursuant to investment management procedures adopted by TIAA for the Account. TIAA’s investment management guidelines for the Account are subject to review by the Account’s independent fiduciary. TIAA also provides various portfolio accounting and related services for the Account.
Part of TIAA’s compensation for provision of at cost investment management services to the Account includes reimbursement of costs incurred by TIAA to manage certain of the Account’s joint ventures. Such joint ventures also reimburse the Account directly in its capacity as general partner or managing member (collectively, the “GP”)

of the joint venture in the form of an asset management fee for GP-related services provided by the Account, and such fee is based on a percentage of the fair market value of the underlying properties held in the joint venture.
The Account is a party to a distribution agreement for the contracts issued by TIAA and funded by the Account, dated January 1, 2008 (the “Distribution Agreement”), by and among TIAA, for itself and on behalf of the Account, and TIAA-CREF Individual and Institutional Services, LLC (“Services”), a wholly-owned subsidiary of TIAA, a registered broker-dealer and a member of the Financial Industry Regulatory Authority. Pursuant to the Distribution Agreement, Services performs distribution services for the Account which include, among other things, (i) distribution of annuity contracts issued by TIAA and funded by the Account, (ii) advising existing annuity contract owners in connection with their accumulations and (iii) helping employers implement and manage retirement plans. In addition, TIAA performs administrative functions for the Account, which include, among other things, (i) maintaining accounting records and performing accounting services, (ii) receiving and allocating premiums, (iii) calculating and making annuity payments, (iv) processing withdrawal requests, (v) providing regulatory compliance and reporting services, (vi) maintaining the Account’s records of contract ownership and (vii) otherwise assisting generally in all aspects of the Account’s operations. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, as applicable, on an at cost basis. The Distribution Agreement is terminable by either party upon 60 days written notice and terminates automatically upon any assignment thereof.
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
Expenses for the services and fees described above are identified as such in the accompanying Consolidated Statements of Operations and are identified as "Expenses" in Note 12—Financial Highlights.
The independent fiduciary, which has the right to adjust the trigger point, has established the trigger point at 45% of the outstanding accumulation units and it will continue to monitor TIAA’s ownership interest in the Account and provide further recommendations as necessary.
The Account has loans receivable outstanding with related parties as of December 31, 2022. One loan is with a joint venture partner and the others are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies. The following table presents the key terms of the loans as of the reporting date (in millions):

		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
Principal						December 31, 2022	December 31, 2021
2022	2021
$36.5	$36.5	MRA Hub 34 Holding, LLC	95.00%	2.50% + LIBOR	9/1/2023	$36.5	$36.5
0.5	0.5	MRA 34 LLC	—%	3.75% + LIBOR	8/23/2023	0.5	0.5
32.8	32.8	THP Student Housing, LLC	97.00%	3.20%	9/1/2024	32.9	32.9
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						$69.9	$69.9
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
As of December 31, 2022, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry.
The Account’s wholly-owned real estate investments and investments in joint ventures are primarily located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of December 31, 2022:

Diversification by Fair Value(1)
	West(2)	South(3)	East(4)	Midwest(5)	Foreign(6)	Total
Industrial	16.8%	7.3%	2.6%	1.6%	—%	28.3%
Office	8.1%	5.6%	13.1%	0.2%	—%	27.0%
Apartments	8.1%	10.8%	6.9%	1.0%	—%	26.8%
Retail	3.6%	5.3%	2.7%	0.7%	—%	12.3%
Other(7)	1.8%	2.1%	1.4%	0.2%	0.1%	5.6%
Total	38.4%	31.1%	26.7%	3.7%	0.1%	100.0%
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

For the Years Ending December 31,
2023	$689.0
2024	634.5
2025	556.9
2026	460.0
2027	362.0
Thereafter	1,276.1
Total	$3,978.5
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
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (millions):

As of December 31, 2022
Assets:
Right-of-use assets, at fair value	$43.3
Liabilities:
Ground lease liabilities, at fair value	$43.3

Key Terms
Weighted-average remaining lease term (years)	69.9
Weighted-average discount rate(1)	7.51%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.
For the year ended December 31, 2022, operating lease costs related to ground leases were $2.3 million. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (millions):

For the Years Ending December 31,
2023	$2.4
2024	2.4
2025	2.5
2026	2.5
2027	2.5
Thereafter	424.3
Total	$436.6

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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); significant unobservable inputs (Level 3); and Practical Expedient (millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2022
Real estate properties	—	—	20,444.0	—	20,444.0
Real estate joint ventures	—	—	7,103.6	—	7,103.6
Real estate funds	—	—	—	893.4	893.4
Real estate operating business	—	—	641.9	—	641.9
Marketable securities:
U.S. government agency notes	—	902.9	—	—	902.9
Foreign government agency notes	—	16.9	—	—	16.9
U.S. treasury securities	—	574.0	—	—	574.0
Corporate bonds	—	536.4	—	—	536.4
Loans receivable(1)	—	—	1,488.6	—	1,488.6
Total Investments at December 31, 2022	$—	$2,030.2	$29,678.1	$893.4	$32,601.7
Loans payable	$—	$—	$(2,069.7)	$—	$(2,069.7)
Other unsecured debt	$—	$(453.1)	$(500.0)	$—	$(953.1)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2021
Real estate properties	$—	$—	$18,903.9	$—	$18,903.9
Real estate joint ventures	—	—	7,175.9	—	7,175.9
Real estate funds	—	—	—	811.5	811.5
Real estate operating business	—	—	326.3	—	326.3
Marketable securities:
U.S. government agency notes	—	864.1	—	—	864.1
Foreign government agency notes	—	7.6	—	—	7.6
U.S. treasury securities	—	784.3	—	—	784.3
Corporate bonds	—	551.8	—	—	551.8
Municipal bonds	—	—	—	—	—
Loans receivable(1)	—	—	1,492.6	—	1,492.6
Total Investments at December 31, 2021	$—	$2,207.8	$27,898.7	$811.5	$30,918.0
Loans payable	$—	$—	$(2,380.5)	$—	$(2,380.5)
Line of credit	$—	$—	$(500.0)	$—	$(500.0)
(1) Includes loans receivable with related parties.

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2022 and 2021 (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit	Other Unsecured Debt
For the year ended December 31, 2022
Beginning balance January 1, 2022	$18,903.9	$7,175.9	$326.3	$1,492.6	$27,898.7	$(2,380.5)	$(500.0)	$—
Total realized and unrealized (losses) gains included in changes in net assets	1,286.3	83.9	212.2	(115.7)	1,466.7	116.9	—	—
Purchases(1)	873.8	640.9	103.4	366.6	1,984.7	(24.1)	—	(500.0)
Sales(4)	(620.0)	—	—	—	(620.0)	—	—	—
Settlements(2)	—	(797.1)	—	(254.9)	(1,052.0)	218.0	500.0	—
Ending balance December 31, 2022	$20,444.0	$7,103.6	$641.9	$1,488.6	$29,678.1	$(2,069.7)	$—	$(500.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the year ended December 31, 2021
Beginning balance January 1, 2021	$16,476.7	$6,128.9	$250.0	$1,562.6	$24,418.2	$(2,411.4)	$—
Total realized and unrealized gains (losses) included in changes in net assets	2,466.2	844.3	74.9	8.6	3,394.0	12.2	—
Purchases(1)	881.9	899.6	1.4	326.7	2,109.6	(188.9)	(500.0)
Sales(4)	(920.9)	—	—	(294.5)	(1,215.4)	—	—
Settlements(2)	—	(696.9)	—	(110.8)	(807.7)	207.6	—
Ending balance December 31, 2021	$18,903.9	$7,175.9	$326.3	$1,492.6	$27,898.7	$(2,380.5)	$(500.0)
(1)Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable, assumption of loans payable and term loan borrowings.
(2)Includes operating income for real estate joint ventures net of distributions, payments of loans receivable, and payments of loans payable and line of credit.
(3)Includes loans receivable with related parties.
(4)Real estate properties amount shown is inclusive of post closing realized losses.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2022.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)

Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate	6.0%–9.0% (7.1%)
			Terminal Capitalization Rate	4.8%–8.5% (5.8%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.3%–8.0% (5.4%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate	5.8% - 8.0% (6.6%)
			Terminal Capitalization Rate	4.3% - 7.0% (5.0%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	1.8% - 6.0% (4.3%)

	Residential	Income Approach—Discounted Cash Flow	Discount Rate	5.5% - 7.0% (6.1%)
			Terminal Capitalization Rate	4.3% - 5.8% (4.7%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.5% - 5.0% (4.1%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate	6.0% - 11.5% (7.3%)
			Terminal Capitalization Rate	5.3% - 8.8% (6.0%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 8.5% (5.4%)

	Hotel	Income Approach—Discounted Cash Flow	Discount Rate	10.0%
			Terminal Capitalization Rate	8.0%

		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.5%

Real Estate Operating Business		Income Approach—Discounted Cash Flow	Discount Rate	9.8%
			Terminal Growth Rate	7.0%
		Market Approach	EBITDA Multiple	31.3x

Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan-to-Value Ratio	40.0% - 105.0% (69.7%)
			Equivalency Rate	5.5% - 13.2% (8.7%)
	Industrial	Discounted Cash Flow	Loan-to-Value Ratio	49.5% - 66.0% (57.8%)
			Equivalency Rate	5.3% - 9.8% (6.4%)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
	Residential	Discounted Cash Flow	Loan-to-Value Ratio	36.4% - 76.1% (45.4%)
			Equivalency Rate	5.5% - 8.6% (7.0%)
	Retail & Hospitality	Discounted Cash Flow	Loan-to-Value Ratio	54.9% - 104.5% (80.1%)
			Equivalency Rate	7.3% - 18.2% (10.2%)

Loans Payable	Office	Discounted Cash Flow	Loan-to-Value Ratio	35.4% - 64.3% (48.7%)
			Equivalency Rate	3.7% - 7.0% (6.0%)

		Net Present Value	Loan-to-Value Ratio	35.4% - 64.3% (48.7%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1 - 1.3 (1.2)
	Industrial	Discounted Cash Flow	Loan-to-Value Ratio	27.8% - 37.0% (31.4%)
			Equivalency Rate	5.7% - 6.1% (5.9%)

		Net Present Value	Loan-to-Value Ratio	27.8% - 37.0% (31.4%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1 - 1.1 (1.1)

	Residential	Discounted Cash Flow	Loan-to-Value Ratio	24.8% - 66.4% (39.0%)
			Equivalency Rate	5.6% - 6.4% (6.0%)

		Net Present Value	Loan-to-Value Ratio	24.8% - 66.4% (39.0%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1 - 1.3 (1.1)

	Retail	Discounted Cash Flow	Loan-to-Value Ratio	44.8% - 74.6% (47.2%)
			Equivalency Rate	5.5% - 6.3% (5.7%)

		Net Present Value	Loan-to-Value Ratio	44.8% - 74.6% (47.2%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1 - 1.3 (1.2)
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2021.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)

Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate	5.8%–9.5% (6.6%)
			Terminal Capitalization Rate	4.5%–8.5% (5.5%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0%–8.0% (5.0%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate	5.0% - 8.3% (6.0%)
			Terminal Capitalization Rate	4.0% - 6.8% (4.6%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	2.5% - 6.5% (4.0%)

	Residential	Income Approach—Discounted Cash Flow	Discount Rate	5.3% - 7.3% (5.9%)
			Terminal Capitalization Rate	4.0% - 5.8% (4.5%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.5% - 5.3% (4.0%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate	6.0% - 11.8% (7.0%)
			Terminal Capitalization Rate	5.0% - 9.5% (5.7%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 9.3% (5.2%)

	Hotel	Income Approach—Discounted Cash Flow	Discount Rate	9.8%
			Terminal Capitalization Rate	7.8%

		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.3%

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Operating Business		Income Approach—Discounted Cash Flow	Discount Rate	7.3%
			Terminal Growth Rate	4.0%
		Market Approach	EBITDA Multiple	21.6x
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan-to-Value Ratio	41.9% - 94.7% (73.1%)
			Equivalency Rate	2.4% - 9.5% (5.7%)
	Industrial	Discounted Cash Flow	Loan-to-Value Ratio	29.9% - 71.3% (65.9%)
			Equivalency Rate	4.3% - 5.1% (4.6%)
	Residential	Discounted Cash Flow	Loan-to-Value Ratio	38.4% - 77.3% (49.1%)
			Equivalency Rate	2.5% - 8.6% (5.0%)
	Retail & Hospitality	Discounted Cash Flow	Loan-to-Value Ratio	59.8% - 79.8% (65.0%)
			Equivalency Rate	3.5% - 6.9% (5.2%)
Loans Payable	Office	Discounted Cash Flow	Loan-to-Value Ratio	36.1% - 63.5% (45.8%)
			Equivalency Rate	1.8% - 3.7% (3.2%)

		Net Present Value	Loan-to-Value Ratio	36.1% - 63.5% (45.8%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2 - 1.4 (1.3)
	Industrial	Discounted Cash Flow	Loan-to-Value Ratio	34.0% - 44.9% (38.3%)
			Equivalency Rate	3.3% - 3.7% (3.4%)

		Net Present Value	Loan-to-Value Ratio	34.0% - 44.9% (38.3%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2 - 1.3 (1.3)

	Residential	Discounted Cash Flow	Loan-to-Value Ratio	28.8% - 53.6% (40.0%)
			Equivalency Rate	2.1% - 3.0% (2.8%)

		Net Present Value	Loan-to-Value Ratio	28.8% - 53.6% (40.0%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.3 - 1.4 (1.3)

	Retail	Discounted Cash Flow	Loan-to-Value Ratio	36.0% - 76.3% (46.0%)
			Equivalency Rate	3.1% - 4.0% (3.5%)

		Net Present Value	Loan-to-Value Ratio	36.0% - 76.3% (46.0%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2 - 1.9 (1.4)
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
During the years ended December 31, 2022 and 2021 there were no transfers between Levels 1, 2 or 3.
The amount of total net unrealized (losses) gains included in changes in net assets attributable to the change in net unrealized gains relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(1)	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2022	$1,352.7	$86.9	$212.2	$(115.6)	$1,536.2	$116.9
For the year ended December 31, 2021	$2,371.8	$745.7	$74.9	$10.9	$3,203.3	$12.2
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At December 31, 2022, the Account held investments in joint ventures with ownership interest percentages that ranged from 2.0% to 98.5%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a predetermined threshold.
A condensed summary of the gross financial position and results of operations of the combined joint ventures is shown below (millions):

	December 31,
	2022	2021
Assets
Real estate properties, at fair value	$17,586.1	$16,681.2
Other assets	759.7	684.9
Total assets	$18,345.8	$17,366.1
Liabilities & Equity
Mortgage notes payable and other obligations, at fair value	$5,522.4	$5,187.3
Other liabilities	15.7	240.7
Total liabilities	5,538.1	5,428.0
Total equity	12,807.7	11,938.1
Total liabilities and equity	$18,345.8	$17,366.1

	Years ended December 31,
	2022	2021	2020
Operating Revenue and Expenses
Revenues	$1,159.3	$1,040.5	$1,021.6
Expenses	685.3	577.7	571.9
Excess of revenues over expenses	$474.0	$462.8	$449.7

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
No financial support (such as loans or financial guarantees) was provided to the Funds during the year ended December 31, 2022. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are included in the maximum exposure to loss presented below.
The carrying amount and maximum exposure to loss relating to unconsolidated VIEs in which the Company holds a variable interest but is not the primary beneficiary were as follows at December 31, 2022 (in millions):

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
LCS SHIP Venture I, LLC (90.0% Account Interest)	$227.6	$227.6	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Veritas - Trophy VI, LLC (90.4% Account Interest)	$73.0	$88.4	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles metropolitan statistical area ("MSA").
			The Account is not permitted to sell or transfer its interest in the fund until August 2023. After this date, the Account can sell or transfer its interest in the fund with the consent and approval of the manager.

SP V - II, LLC (61.8% Account Interest)	$102.5	$112.5	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.
			Liquidation estimated to begin no earlier than 2023.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Taconic New York City GP Fund, LP (60.0% Account Interest)	$24.7	$28.9	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City MSA.
			Liquidation estimated to begin no earlier than 2024.
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
Silverpeak NRE FundCo LLC (90.0% Account Interest)	$40.1	$66.3	Redemptions prohibited prior to liquidation.	To invest in alternative real estate investments primarily in major U.S. metropolitan markets.
			Liquidation estimated to begin no earlier than 2028.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.

IDR - Core Property Index Fund, LLC (1.2% Account Interest)	$44.0	$44.0	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.
Townsend Group Value-Add Fund (99.0% Account Interest)	$173.6	$258.3	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the U.S. market.
			Liquidation estimated to begin no earlier than 2027.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion
Flagler REA Healthcare Properties Partnership (90.0% Account Interest)	$21.1	$22.3	Redemptions prohibited prior to liquidation.	To acquire healthcare properties within the top 50 MSA's in the U.S.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to transfer its interest in the fund to a qualified institutional investor, subject to the right first offer by the partner, following the one year anniversary of the fund launch.
Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)	$19.8	$19.8	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
			Liquidation estimated to begin no earlier than 2026.
			The Account is permitted to sell or transfer its interest in the fund with the consent and approval of the manager.
Silverpeak NRE FundCo 2 LLC (90.0% Account Interest)	$82.6	$112.2	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
JCR Capital - REA Preferred Equity Parallel Fund (31.1% Account Interest)	$54.7	$103.3	Redemptions prohibited prior to liquidation.	To invest primarily in multi-family properties.
			Liquidation estimated to begin no earlier than 2026.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion

Silverpeak NRE FundCo 3 LLC (90.0% Account Interest)	$29.7	$99.7	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.

Total	$893.4	$1,183.3
Note 8—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s indirect interest in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (in millions):

	December 31, 2022			December 31, 2021
	Principal Outstanding	Fair Value	% of Fair Value	Principal Outstanding	Fair Value	% of Fair Value
Office(1)	$904.6	$788.4	52.9%	$862.4	$853.4	57.2%
Apartments(1)	214.2	209.6	14.1%	253.3	252.0	16.9%
Industrial	131.6	130.6	8.8%	161.4	161.3	10.8%
Hotel	139.3	134.9	9.1%	125.3	125.3	8.4%
Retail	226.1	225.1	15.1%	101.7	100.6	6.7%
	1,615.8	1,488.6	100.0%	1,504.1	1,492.6	100.0%
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
All borrowers of loans rated C or higher are current as of December 31, 2022.
The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of December 31, 2022, listed in order of the strength of the risk rating (from strongest to weakest):

	December 31, 2022			December 31, 2021
	Number of Loans	Fair Value	% of Fair Value	Number of Loans	Fair Value	% of Fair Value
AA	—	—	—%	1	62.6	4.2%
A+	1	—	—%	—	—	—%
A	2	130.6	8.8%	4	248.5	16.6%
A-	1	—	—%	—	—	—%
BBB+	3	191.0	12.8%	—	—	—%
BBB	2	137.4	9.2%	6	374.7	25.1%
BBB-	1	47.5	3.2%	—	—	—%
BB+	2	64.9	4.4%	—	—	—%
BB	2	72.3	4.8%	10	437.8	29.3%
BB-	1	18.9	1.3%	—	—	—%
B+	3	87.2	5.9%	—	—	—%
B	2	72.5	4.9%	5	144.3	9.7%
B-	5	171.0	11.5%	—	—	—%
CCC+	3	223.4	15.0%	—	—	—%
CCC-	2	60.9	4.1%	—	—	—%
CC	1	66.0	4.4%	—	—	—%
C	1	75.1	5.0%	2	154.8	10.4%
NR(1)	3	69.9	4.7%	3	69.9	4.7%
	35	1,488.6	100.0%	31	1,492.6	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of December 31, 2022 and 2021, this is comprised of three loans with related parties. The loans are collateralized by equity interests in real estate investments.

Note 9—Loans Payable
At December 31, 2022 and 2021, the Account had outstanding loans payable secured by the following properties (millions):

Property	Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of December 31,		Maturity
		2022	2021
Fusion 1560(1)	3.42% paid monthly	$—	$37.4	June 10, 2022
The Colorado(1)	3.69% paid monthly	—	84.7	November 1, 2022
The Legacy at Westwood(1)	3.69% paid monthly	—	43.2	November 1, 2022
Regents Court(1)	3.69% paid monthly	—	36.6	November 1, 2022
1001 Pennsylvania Avenue(2)	3.70% paid monthly	301.2	308.1	June 1, 2023
Biltmore at Midtown	3.94% paid monthly	36.4	36.4	July 5, 2023
Cherry Knoll	3.78% paid monthly	35.3	35.3	July 5, 2023
Lofts at SoDo	3.94% paid monthly	35.1	35.1	July 5, 2023
San Diego Office Portfolio(3)	1.50% + LIBOR paid monthly	58.2	51.4	August 9, 2023
Pacific City	2.10% + SOFR paid monthly	105.0	105.0	October 1, 2023
The Stratum(3)	2.25% + LIBOR paid monthly	$40.4	$39.8	May 9, 2024
Spring House Innovation Park(3)	1.25% + LIBOR paid monthly	52.3	40.5	July 9, 2024
1401 H Street NW	3.65% paid monthly	115.0	115.0	November 5, 2024
The District on La Frontera(2)	3.84% paid monthly	37.0	37.8	December 1, 2024
The District on La Frontera(2)	4.96% paid monthly	4.2	4.2	December 1, 2024
Circa Green Lake	3.71% paid monthly	52.0	52.0	March 5, 2025
Union - South Lake Union	3.66% paid monthly	57.0	57.0	March 5, 2025
Holly Street Village	3.65% paid monthly	81.0	81.0	May 1, 2025
Henley at Kingstowne(2)	3.60% paid monthly	67.7	69.1	May 1, 2025
32 South State Street	4.48% paid monthly	24.0	24.0	June 6, 2025
Vista Station Office Portfolio(2)	4.00% paid monthly	18.6	19.3	July 1, 2025
780 Third Avenue	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue	3.55% paid monthly	20.0	20.0	August 1, 2025
Reserve at Chino Hills(3)	1.50% + LIBOR paid monthly	72.5	68.2	August 9, 2025
Vista Station Office Portfolio(2)	4.20% paid monthly	41.9	42.9	November 1, 2025
Sixth & Main(3)	1.87% + LIBOR paid monthly	41.1	40.4	November 9, 2025
701 Brickell Avenue(2)	3.66% paid monthly	178.5	$182.0	April 1, 2026
Marketplace at Mill Creek	3.82% paid monthly	39.6	39.6	September 11, 2027
Overlook at King of Prussia	3.82% paid monthly	40.8	40.8	September 11, 2027
Winslow Bay	3.82% paid monthly	25.8	25.8	September 11, 2027
1900 K Street, NW(2)	3.93% paid monthly	161.1	163.0	April 1, 2028
99 High Street	3.90% paid monthly	277.0	277.0	March 1, 2030
Total Principal Outstanding		$2,168.7	$2,362.6
Fair Value Adjustment(4)		(99.0)	17.9
Total Loans Payable		$2,069.7	$2,380.5
(1)The principal amount of the outstanding debt was paid off during the year.
(2)The mortgage is adjusted monthly for principal payments.
(3)The loan is collateralized by a mezzanine loan receivable. The mezzanine loan receivable is collateralized by the property reflected within the table above.
(4)The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1-Organization and Significant Accounting Policies.

Principal payment schedule on loans payable as of December 31, 2022 was as follows (in millions):

Amount
2023	$582.4
2024	257.6
2025	626.8
2026	170.2
2027	109.7
Thereafter	422.0
Total maturities	$2,168.7
Note 10—Credit Facility
The Account has a credit agreement (the “Credit Agreement”) with a syndicate of third-party bank lenders, including JPMorgan Chase Bank, N.A., comprised of revolving credit loans ("Line of Credit" or "Revolving Credit Loans") up to $500.0 million and up to $500.0 million in term loans ("Term Loans"). The Account may use the proceeds of borrowings under the Credit Agreement for general organizational purposes in the ordinary course of business, including to finance certain real estate portfolio investments. The Account may prepay borrowings under the Credit Agreement at any time during the life of the loan without penalty.

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
As of December 31, 2022, the Account was in compliance with all covenants required by the Credit Agreement.
The following table provides a summary of the key characteristics of the Credit Agreement as of December 31, 2022:

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
(1)The Account has three options to extend the Commitment Termination Date for an additional twelve months each. The Account may also request additional funding, not to exceed $500.0 million, at any time prior to the Commitment

Termination Date or the Term Loan Maturity Date; however, this request is subject to approval at the sole discretion of the lenders and is not guaranteed.
(2)The Account is charged a fee on the Line of Credit, whether used or unused, which is determined based on the Account's loan-to-value ratio.
(3)The weighted average interest rate for the period since inception through December 31, 2022 was 4.621%.
Note 11—Senior Notes Payable

In June 2022, the Account entered into a note purchase agreement with certain qualified institutional investors. Under the note purchase agreement, the Account issued $500.0 million of debt securities, in the form of Series A senior notes and Series B senior notes (the "Notes"). The Account may be obligated to repay the Notes at par, plus accrued and unpaid interest to, but not including, the date of repayment. The Account may also prepay the Notes in whole or in part at any time, or from time to time, at the Account's option at par plus accrued interest to the prepayment date and, if prepaid on or before 90 days prior to the applicable maturity date, a make-whole premium.

As of December 31, 2022, the Account was in compliance with all covenants required by the note purchase agreement.

The following table provides a summary of the key characteristics of the outstanding Notes, as of December 31, 2022:

	Principal (in millions)	Interest Rate	Maturity Date
Series A	$300.0	3.24%	June 10, 2029
Series B	$200.0	3.35%	June 10, 2032
Note 12—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	Years ended December 31,
	2022	2021	2020	2019	2018
Per Accumulation Unit Data:
Rental income	$23.751	$22.672	$21.145	$18.165	$17.757
Real estate property level expenses	11.042	10.683	10.027	8.734	8.548
Real estate income, net	12.709	11.989	11.118	9.431	9.209
Other income	6.559	5.474	4.980	6.752	6.162
Total income	19.268	17.463	16.098	16.183	15.371
Expenses(1)	5.121	4.035	3.603	3.439	3.161
Investment income, net	14.147	13.428	12.495	12.744	12.210
Net realized and unrealized gain (loss) on investments and loans payable	28.011	64.615	(16.195)	10.262	6.877
Net increase (decrease) in Accumulation Unit Value	42.158	78.043	(3.700)	23.006	19.087
Accumulation Unit Value:
Beginning of period	$514.765	$436.722	$440.422	$417.416	$398.329
End of period	$556.923	$514.765	$436.722	$440.422	$417.416
Total return	8.19%	17.87%	(0.84)%	5.51%	4.79%
Ratios to Average Net Assets:
Expenses(1)	0.89%	0.84%	0.81%	0.78%	0.76%
Investment income, net	2.45%	2.82%	2.85%	2.90%	2.95%
Portfolio turnover rate:

	Years ended December 31,
	2022	2021	2020	2019	2018
Real estate properties(2)	5.6%	7.6%	7.1%	7.8%	11.8%
Marketable securities(3)	4.7%	—%	113.4%	28.7%	5.1%
Accumulation Units outstanding at end of period (millions):	52.1	53.4	52.0	60.8	60.7
Net assets end of period (millions)	$29,658.1	$28,072.0	$23,243.9	$27,307.9	$25,842.6
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
Note 13—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	Years ended December 31,
	2022	2021	2020
Outstanding:
Beginning of period	53.4	52.0	60.8
Credited for premiums	5.4	6.4	4.6
Annuity, other periodic payments, withdrawals and death benefits	(6.7)	(5.0)	(13.4)
End of period	52.1	53.4	52.0
Note 14—Commitments and Contingencies
Commitments—As of December 31, 2022 and 2021, the Account had the following immediately callable commitments to purchase additional interests in its real estate funds or provide additional funding through its loan receivable investments (in millions):

	Commitment Expiration	December 31, 2022	December 31, 2021

Real Estate Funds(1)
Silverpeak NRE FundCo 3 LLC	06/2023	$70.0	$—
SP V - II, LLC	08/2023	10.0	12.9
Veritas Trophy VI, LLC	08/2023	15.4	20.6
Taconic New York City GP Fund	11/2023	4.2	4.2
JCR Capital - REA Preferred Equity Parallel Fund	02/2024	48.6	75.3
Flagler - REA Healthcare Properties Partnership	02/2025	1.2	1.2
Townsend Group Value-Add Fund	12/2026	84.7	125.9
Silverpeak NRE FundCo LLC	12/2028	26.2	37.3
Silverpeak NRE FundCo 2 LLC	12/2029	29.6	43.7
		$289.9	$321.1

Loans Receivable(2)
BREP VIII Industrial Mezzanine	03/2022	$—	$22.4
San Diego Office Portfolio Senior Loan	08/2022	—	6.8
San Diego Office Portfolio Mezzanine	08/2022	—	2.2
1330 Broadway Mezzanine	09/2022	—	10.9
311 South Wacker Mezzanine	03/2023	2.2	2.2

	Commitment Expiration	December 31, 2022	December 31, 2021
SCG Oakland Portfolio Mezzanine	03/2023	5.4	6.1
Five Oak Mezzanine	03/2023	1.5	1.6
MRA Hub 34 Holding, LLC	08/2023	1.5	1.5
Liberty Park Mezzanine	11/2023	2.6	2.6
Colony New England Hotel Portfolio Senior Loan	11/2023	3.6	14.1
Colony New England Hotel Portfolio Mezzanine	11/2023	1.2	4.7
Exo Apartments Mezzanine	01/2024	2.4	2.4
5 Points Towers Mezzanine	03/2024	—	4.2
The Stratum Senior Loan	05/2024	1.3	2.0
The Stratum Mezzanine	05/2024	0.4	0.7
Spring House Innovation Park Senior Loan	07/2024	23.4	38.0
Spring House Innovation Park Mezzanine	07/2024	7.8	12.7
Project Sonic Senior Loan	06/2025	3.9	—
Project Sonic Mezzanine	06/2025	1.3	—
One Biscayne Tower Senior Loan	07/2025	31.8	—
One Biscayne Tower Mezzanine	07/2025	10.6	—
The Reserve at Chino Hills	08/2025	12.7	20.0
735 Watkins Mill	08/2025	9.2	—
Sixth and Main Senior Loan	11/2025	6.2	6.9
Sixth and Main Mezzanine	11/2025	3.4	3.7
		$132.4	$165.7

TOTAL COMMITMENTS		$422.3	$486.8
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
As of the date of this report, TIAA's management does not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material effect on the Account’s business, financial position or results of operations.
Note 15—Subsequent Events
In preparing these financial statements, Management has evaluated events and transactions for potential recognition or disclosure subsequent to December 31, 2022, through March 9, 2023, the date the financial statements were issued and determined there were no material events or transactions to disclose.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—68.9% and 67.3%

Property Name		Property Type	Fair Value at December 31,
	Location		2022		2021
River Ridge	Alabama	Retail	$21.5		$26.9
Riverchase Village	Alabama	Retail	33.8		34.9
Camelback Center	Arizona	Office	—		55.0
Empire Business Park (KBC)	Arizona	Land	4.3		—
Riverside 202 Industrial	Arizona	Industrial	48.3		33.3
101 Pacific Coast Highway	California	Office	96.5		95.3
200 Middlefield Road	California	Office	—		59.2
30700 Russell Ranch	California	Office	32.4		36.6
88 Kearny Street	California	Office	170.0		199.3
Allure at Camarillo	California	Apartment	76.6		71.6
Almond Avenue	California	Industrial	58.0		45.3
AmpliFi - Fullerton	California	Apartment	165.0		168.0
BLVD63	California	Apartment	—		161.0
Bridgepointe Shopping Center	California	Retail	121.0		121.0
Centre Pointe And Valley View	California	Industrial	99.3		83.3
Cerritos Industrial Park	California	Industrial	327.0		281.0
Charleston Plaza	California	Retail	—		72.1
Creekside Alta Loma	California	Apartment	113.0		114.0
Fairfield Tolenas	California	Industrial	77.5		—
Frontera Industrial Business Park	California	Industrial	189.3		181.4
Great West Industrial Portfolio	California	Industrial	502.0		402.0
Holly Street Village	California	Apartment	211.0	(1)	189.1	(1)
Larkspur Courts	California	Apartment	162.0		163.0
Northern CA RA Industrial Portfolio	California	Industrial	154.0		147.3
Oakmont IE West Portfolio	California	Industrial	288.0		244.0
Oceano at Warner Center	California	Apartment	—		103.0
Ontario Industrial Portfolio	California	Industrial	1,290.0		836.0
Ontario Mills Industrial Portfolio	California	Industrial	183.0		129.2
Otay Mesa Industrial Portfolio	California	Industrial	59.2		52.6
Pacific City	California	Retail	143.0	(1)	140.0	(1)
Rancho Cucamonga Industrial Portfolio	California	Industrial	226.0		164.0
Rancho del Mar	California	Apartment	116.3		107.9
Regents Court	California	Apartment	145.0		128.0	(1)
Southern CA RA Industrial Portfolio	California	Industrial	351.7		267.7
Stella	California	Apartment	170.9		164.9
Stevenson Point	California	Industrial	119.6		106.0
Terra House	California	Apartment	173.2		166.1
The Legacy at Westwood	California	Apartment	161.0		157.1	(1)
Westcreek	California	Apartment	73.0		65.5
West Lake North Business Park	California	Office	42.3		58.6
Westwood Marketplace	California	Retail	177.0		174.0
Wilshire Rodeo Plaza	California	Office	233.0		322.1
1600 Broadway	Colorado	Office	102.0		108.0
Central 64 Portfolio	Colorado	Industrial	49.0		—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Property Name		Property Type	Fair Value at December 31,
	Location		2022		2021
South Denver Marketplace	Colorado	Retail	$—		$69.5
Wilton Woods Corporate Campus	Connecticut	Office	35.4		73.7
5 West	Florida	Apartment	92.0		86.9
701 Brickell Avenue	Florida	Office	503.0	(1)	490.3	(1)
Boca Arbor Club	Florida	Apartment	102.0		80.2
Broward Industrial Portfolio	Florida	Industrial	86.7		82.2
Casa Palma	Florida	Apartment	128.1		109.1
Cypress Trace	Florida	Retail	41.5		37.9
Fusion 1560	Florida	Apartment	130.2		106.0	(1)
Lakepointe at Jacaranda	Florida	Apartment	74.1		59.8
Lofts at SoDo	Florida	Apartment	105.1	(1)	87.6	(1)
Market Square	Florida	Retail	24.3		21.9
Orion on Orpington	Florida	Apartment	64.6		64.4
Port St. Lucie	Florida	Industrial	215.2		55.2
Publix at Weston Commons	Florida	Retail	71.5		73.1
Seneca Industrial Park	Florida	Industrial	210.7		163.1
Shoppes At Lake Mary	Florida	Retail	20.3		20.5
Sole at Brandon	Florida	Apartment	122.0		99.9
Sole at City Center	Florida	Apartment	166.1		111.0
The Manor Apartments	Florida	Apartment	65.6		52.5
The Manor at Flagler Village	Florida	Apartment	166.3		140.1
The Residences at the Village of Merrick Park	Florida	Apartment	88.3		77.0
Weston Business Center	Florida	Industrial	104.4		97.2
Weston Business Center EF	Florida	Industrial	97.0		110.0
Ascent at Windward	Georgia	Apartment	114.3		92.6	(1)
Atlanta Industrial Portfolio	Georgia	Industrial	71.3		60.9
Biltmore at Midtown	Georgia	Apartment	96.6	(1)	82.8	(1)
Fayette Pavilion	Georgia	Retail	111.9		113.4
Glen Lake	Georgia	Apartment	88.9		69.7
Heritage Pavilion	Georgia	Retail	55.0		45.6
Hudson Woodstock	Georgia	Apartment	156.9		148.0
Marketplace At Mill Creek	Georgia	Retail	86.8	(1)	83.8	(1)
Shawnee Ridge Industrial Portfolio	Georgia	Industrial	187.0		132.1
32 South State Street	Illinois	Retail	41.0	(1)	42.9	(1)
803 Corday	Illinois	Apartment	129.4		120.0
Chicago CalEast Industrial Portfolio	Illinois	Industrial	127.7		103.0
Chicago Industrial Portfolio	Illinois	Industrial	54.4		46.6
Monee Development	Illinois	Land	5.7		—
Village Crossing	Illinois	Retail	148.3		153.8
Hendricks Gateway	Indiana	Industrial	108.0		115.0
Cherry Knoll	Maryland	Apartment	86.5	(1)	73.1	(1)
Landover Logistics Center	Maryland	Industrial	68.4		67.7
The Shops at Wisconsin Place	Maryland	Retail	74.4		73.5
350 Washington	Massachusetts	Retail	123.0		125.0
99 High Street	Massachusetts	Office	482.7	(1)	530.7	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Property Name		Property Type	Fair Value at December 31,
	Location		2022		2021
Fort Point Creative Exchange Portfolio	Massachusetts	Office	$204.6		$206.0
Northeast RA Industrial Portfolio	Massachusetts	Industrial	98.6		77.3
One Beeman Road	Massachusetts	Industrial	70.9		49.7
Orchards	Massachusetts	Apartment	57.7		—
Minneapolis Core Portfolio	Minnesota	Industrial	149.1		—
The Bridges	Minnesota	Apartment	63.8		69.2
The Knoll	Minnesota	Apartment	37.0		38.7
10 New Maple Avenue	New Jersey	Industrial	47.0		32.7
200 Milik Street	New Jersey	Industrial	76.2		75.4
Marketfair	New Jersey	Retail	90.5		96.1
South River Road Industrial	New Jersey	Industrial	265.5		198.3
21 Penn Plaza	New York	Office	284.0		312.5
780 Third Avenue	New York	Office	310.0	(1)	374.5	(1)
837 Washington Street	New York	Office	193.0		203.0
The Colorado	New York	Apartment	266.8		260.2	(1)
Alexander Place	North Carolina	Retail	40.4		40.4
Centric Gateway	North Carolina	Apartment	86.4		79.4
Winslow Bay Commons	North Carolina	Retail	49.9	(1)	49.0	(1)
The Cordelia	Oregon	Apartment	41.3		38.9
1619 Walnut Street	Pennsylvania	Retail	13.4		17.3
Overlook At King Of Prussia	Pennsylvania	Retail	54.7	(1)	53.5	(1)
Warwick Shopping Center	Rhode Island	Retail	—		12.5
Columbiana Station	South Carolina	Retail	46.9		48.2
Greene Crossing	South Carolina	Apartment	89.5		89.2
12 South	Tennessee	Apartment	38.6		—
Midway 840	Tennessee	Industrial	73.9		70.8
Pavilion at Turkey Creek	Tennessee	Retail	58.8		51.2
Southside at McEwen	Tennessee	Retail	52.5		47.9
Town and Country	Tennessee	Retail	38.2		33.2
3131 McKinney	Texas	Office	48.1		44.4
Carrington Park	Texas	Apartment	101.0		84.3
Chisolm Trail	Texas	Industrial	7.6		5.7
Churchill on the Park	Texas	Apartment	97.4		84.4
Cliffs at Barton Creek	Texas	Apartment	64.3		56.5
Dallas Industrial Portfolio	Texas	Industrial	371.8		333.0
Jackson Shaw Forward Portfolio: 46 Ranch	Texas	Industrial	77.7		—
Jackson Shaw Forward Portfolio: Centerpoint	Texas	Industrial	37.9		29.6
Jackson Shaw Forward Portfolio: Parc 20	Texas	Industrial	25.3		—
Lincoln Centre - Hilton Dallas	Texas	Hotel	87.6		98.1
Lincoln Centre	Texas	Office	543.7		538.7
Montecito Apartments	Texas	Apartment	54.7		53.4
Northwest Houston Industrial Portfolio	Texas	Industrial	97.8		88.3
Park 10 Distribution Center	Texas	Industrial	18.1		14.5
Park Creek Apartments	Texas	Apartment	59.7		54.0
Phoenician Apartments	Texas	Apartment	60.2		55.6

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Property Name		Property Type	Fair Value at December 31,
	Location		2022		2021
Pinnacle Industrial Portfolio	Texas	Industrial	$123.0		$87.3
Pinto Business Park	Texas	Industrial	177.3		174.6
San Montego Apartments	Texas	Apartment	72.9		64.4
The District on La Frontera	Texas	Apartment	124.0	(1)	106.6	(1)
The Maroneal	Texas	Apartment	72.7		63.5
Vista Station Office Portfolio	Utah	Office	119.5	(1)	124.5	(1)
8270 Greensboro Drive	Virginia	Office	43.8		45.2
Ashford Meadows Apartments	Virginia	Apartment	141.0		122.4
Creeks At Virginia Center	Virginia	Retail	52.6		46.7
Henley at Kingstowne	Virginia	Apartment	129.0	(1)	129.2	(1)
Plaza America	Virginia	Retail	100.1		108.0
The Ellipse at Ballston	Virginia	Office	70.3		77.3
The Palatine	Virginia	Apartment	144.0		141.0	(1)
Circa Green Lake	Washington	Apartment	107.0	(1)	115.0	(1)
Northwest RA Industrial Portfolio	Washington	Industrial	70.7		57.9
Pacific Coast Corporate Park	Washington	Industrial	88.5		79.4
Prescott Wallingford Apartments	Washington	Apartment	84.1		86.5
Rainier Corporate Park	Washington	Industrial	249.0		210.9
Regal Logistics Campus	Washington	Industrial	187.0		161.0
Union - South Lake Union	Washington	Apartment	136.0	(1)	129.0	(1)
1001 Pennsylvania Avenue	Washington, D.C.	Office	702.4	(1)	811.2	(1)
1401 H Street, NW	Washington, D.C.	Office	218.0	(1)	228.5	(1)
1900 K Street, NW	Washington, D.C.	Office	327.6	(1)	336.0	(1)
Mass Court	Washington, D.C.	Apartment	160.2		157.2
The Ashton	Washington, D.C.	Apartment	27.8		29.2
The Louis	Washington, D.C.	Apartment	165.1		161.2
(Cost $14,323.2 and $14,163.2)			$20,444.0		$18,903.9

REAL ESTATE JOINT VENTURES—24.0% and 25.6%

Entity/Property Name	Account Interest		Property Type	Fair Value at December 31,
		Location		2022		2021
TREA GM Industrial Road Owner LLC 150 Industrial Road	98.00%	California	Office	$—		$151.3
ARE-SD Region No 39 LLC 9625 Towne Centre Drive	49.90%	California	Office	77.3		73.8
TREA Campus Pointe 1, LLC Campus Pointe 1	45.00%	California	Office	235.9		221.8
TREA Campus Pointe 2 & 3, LLC Campus Pointe 2 & 3	45.00%	California	Office	200.6		177.4
ARE SD Region No 47 LLC Campus Pointe 4	45.00%	California	Office	48.7		31.3
TREA Campus Pointe 5, LLC Campus Pointe 5	45.00%	California	Office	37.1		64.7
ARE-SD Regions No 58, LLC Campus Pointe 6	45.00%	California	Office	172.8		169.6
Colorado Center LP Colorado Center	2.00%	California	Office	13.0	(2)	377.3	(2)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Entity/Property Name	Account Interest		Property Type	Fair Value at December 31,
		Location		2022		2021
TREA JP Venture Fairfield LLC Fairfield Tolenas Development	95.00%	California	Industrial	$—		$59.0
T-C Foundry Square II Venture LLC Foundry Square II	50.10%	California	Office	296.8		315.7
TREA The Forum at Carlsbad Investor Member The Forum at Carlsbad	50.00%	California	Retail	45.7	(2)	40.9	(2)
Valencia Town Center Associates LP Valencia Town Center	50.00%	California	Retail	4.9	(2)	51.5	(2)
TREA Florida Retail, LLC Florida Retail Portfolio	80.00%	Florida	Retail	131.7		128.2
West Dade County Associates Miami International Mall	50.00%	Florida	Retail	78.3	(2)	84.9	(2)
Florida Mall Associates Ltd The Florida Mall	50.00%	Florida	Retail	414.8	(2)	613.7	(2)
TREA MCC3 Investor Member LLC 735 Watkins Mill	50.00%	Maryland	Land	16.0		6.5
WP Project Developer LLC The Shops at Wisconsin Place	33.33%	Maryland	Retail	17.1		15.7
T-C 501 Boylston Street Venture LLC 501 Boylston	50.10%	Massachusetts	Office	179.8	(2)	192.2	(2)
One Boston Place REIT One Boston Place	50.25%	Massachusetts	Office	267.8		265.8
Fashion Show Holding I LLC Fashion Show	50.00%	Nevada	Retail	503.9	(2)	557.8	(2)
401 West 14th Associates LLC 401 West 14th Street	42.19%	New York	Retail	32.9	(2)	31.2	(2)
440 Ninth Avenue Holdings LLC 440 Ninth Avenue	88.52%	New York	Office	83.1	(2)	123.1	(2)
817 Broadway Holdings LLC 817 Broadway	61.46%	New York	Office	11.1	(2)	25.2	(2)
RGM 42 LLC MiMA	21.00%	New York	Apartment	51.7	(2)	114.7	(2)
MRA Hub 34 Holding LLC The Hub	95.00%	New York	Industrial	78.5	(2)	82.3	(2)
Crescent/TREA 101 North Tryon Venture LLC 101 North Tryon Street	85.00%	North Carolina	Office	49.3	(2)	47.4	(2)
NAP Birkdale, LLC Birkdale Village	93.00%	North Carolina	Retail	143.0	(2)	127.7	(2)
TREA The Row at the Stadium Investor Member The Row at the Stadium	98.50%	South Carolina	Apartment	60.0		58.7
West Town Mall Joint Venture West Town Mall	50.00%	Tennessee	Retail	225.0		116.6	(2)
Four Oaks Venture LP Four Oaks Place	51.00%	Texas	Office	348.8	(2)	347.4	(2)
FW I-35 Logistics Center LLC I-35 Logistics Center	95.00%	Texas	Industrial	53.3		50.6
TREA 4th and Madison Investor Member LLC Fourth and Madison	51.00%	Washington	Office	135.9	(2)	164.3	(2)
TREA Cane Bay Investor Member LLC Lennar MFPV Cane Bay Phase I	90.00%	South Carolina	Land	8.7		—
TREA Cave Creek Investor Member LLC Lennar MFPV Cave Creek	90.00%	Arizona	Land	17.3		—
TREA SV MOB Investor Member II LLC 355 West 52nd St	95.00%	New York	Office	45.5		—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Entity/Property Name	Account Interest		Property Type	Fair Value at December 31,
		Location		2022		2021
TREA Baytown 10 CC Investor Member LLC Archway Baytown Development	95.00%	Texas	Land	$22.2		$—
TREA Conyers Investor Member LLC Lennar MFPV Emblem at Conyers	90.00%	Texas	Land	6.6		—
TREA Carson Station Investor Member LLC Carson South End Co-GP Development	75.00%	North Carolina	Land	30.8		—
Juniper MOB Investment Venture, LLC Juniper MOB Portfolio	50.00%	Various	Office	213.8	(3)	163.2	(3)
TREA SV MOB Investor Member LLC Seavest MOB Portfolio	98.30%	Various	Office	257.9	(2,3)	243.2	(2,3)
TREA Sun Venture LLC Sun SYNC Venture	95.00%	Various	Apartment	128.9	(2,3)	—
TREA SH Venture LLC Simpson Housing Portfolio	80.00%	Various	Apartment	768.9	(2,3)	689.2	(2,3)
Storage Portfolio I, LLC Storage Portfolio	66.02%	Various	Storage	230.6	(2,3)	161.8	(2,3)
Storage Portfolio II, LLC Storage Portfolio II	90.00%	Various	Storage	396.9	(2,3)	285.9	(2,3)
Storage Portfolio III JV LLC Storage Portfolio III	90.00%	Various	Storage	78.6	(3)	65.8	(3)
TREA Self Storage Investor Member IV LLC Storage Portfolio IV	90.00%	Various	Storage	517.6	(3)	389.2	(3)
TREA Self Storage Investor Member V LLC Storage Portfolio V	90.00%	Various	Storage	86.5	(3)	—
THP Student Housing, LLC THP Student Housing Portfolio	97.00%	Various	Apartment	248.6	(2,3)	249.4	(2,3)
TREA European Investment Holdco LP Castleforbes	51.00%	Foreign	Land	20.4	(4)	39.9	(4)
TREA European Investment Holdco LP Present Made	70.00%	Foreign	Other	9.0	(5)	—
TOTAL REAL ESTATE JOINT VENTURES (Cost $5,738.1 and $5,497.9)				$7,103.6		$7,175.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE FUNDS—3.0% and 2.9%

		Fair Value at December 31,
Fund Name	Account Interest	2022	2021
LCS SHIP Venture I, LLC	90.00%	$227.6	$230.2
Townsend Group Value-Add Fund	99.00%	173.6	114.8
SP V - II, LLC	61.80%	102.5	102.3
Silverpeak NRE FundCo II LLC	90.00%	82.7	62.8
Veritas Trophy VI, LLC	90.40%	73.0	81.6
JCR Capital - REA Preferred Equity Parallel Fund	31.10%	54.7	25.5
IDR - Core Property Index Fund, LLC	1.20%	44.0	40.6
Silverpeak NRE FundCo LLC	90.00%	40.1	62.9
Silverpeak NRE REA FundCo III (LP)	90.00%	29.7	—
Taconic New York City GP Fund	60.00%	24.7	29.8
Flagler-REA Healthcare Properties Partnership	90.00%	21.1	26.5
Grubb Southeast Real Estate Fund VI, LLC	66.70%	19.7	34.5
TOTAL REAL ESTATE FUNDS (Cost $787.7 and $692.9)		$893.4	$811.5

REAL ESTATE OPERATING BUSINESS—2.2% and 1.2%
		Fair Value at December 31,
Fund Name	Account Interest	2022	2021
Colony Zeus Partners LP	14.70%	$641.9	$326.3
TOTAL REAL ESTATE OPERATING BUSINESS (Cost $355.0 and $251.6)		$641.9	$326.3
OTHER MARKETABLE SECURITIES—6.8% and 7.9%
U.S. GOVERNMENT AGENCY NOTES—3.0% and 3.1%

Principal		Issuer	Yield(6)	Maturity Date	Fair Value at December 31,
2022	2021				2022	2021
$—	$13.0	Federal Home Loan Bank Discount Notes	0.010%	1/3/2022	$—	$13.0
—	4.0	Farmer Mac Discount Notes	0.010%	1/3/2022	—	4.0
—	28.5	Federal Home Loan Bank Discount Notes	0.010%	1/4/2022	—	28.5
—	123.3	Federal Home Loan Bank Discount Notes	0.005%-0.049%	1/5/2022	—	123.3
—	54.8	Federal Home Loan Bank Discount Notes	0.041%-0.046%	1/10/2022	—	54.8
—	25.0	Federal Home Loan Bank Discount Notes	0.005%-0.041%	1/12/2022	—	25.0
—	30.0	Federal Home Loan Bank Discount Notes	0.050%	1/20/2022	—	30.0
—	11.0	Federal Home Loan Bank Discount Notes	0.040%	1/21/2022	—	11.0
—	38.0	Federal Home Loan Bank Discount Notes	0.010%	1/28/2022	—	38.0
—	20.0	Federal Home Loan Bank Discount Notes	0.050%	2/4/2022	—	20.0
—	20.4	Federal Home Loan Bank Discount Notes	0.035%-0.050%	2/9/2022	—	20.4
—	6.3	Federal Home Loan Bank Discount Notes	0.020%-0.045%	2/16/2022	—	6.3
—	25.0	Federal Farm Credit Discount Notes	0.050%	2/16/2022	—	25.0
—	134.2	Federal Home Loan Bank Discount Notes	0.020%-0.051%	2/18/2022	—	134.2
—	25.1	Federal Home Loan Bank Discount Notes	0.050%	2/22/2022	—	25.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(6)	Maturity Date	Fair Value at December 31,
2022	2021				2022	2021
$—	$50.0	Federal Home Loan Bank Discount Notes	0.050%	2/23/2022	$—	$50.0
—	13.9	Federal Farm Credit Discount Notes	0.030%	2/25/2022	—	13.9
—	47.5	Farmer Mac Discount Notes	0.005%-1.752%	2/28/2022	—	47.5
—	12.5	Federal Farm Credit Discount Notes	0.040%	3/1/2022	—	12.5
—	50.0	Federal Home Loan Bank Discount Notes	0.040%	3/9/2022	—	50.0
—	35.0	Federal Farm Credit Discount Notes	0.040%	3/17/2022	—	35.0
—	28.0	Federal Home Loan Bank Discount Notes	0.051%-0.054%	4/1/2022	—	28.0
—	15.6	Federal Home Loan Bank Discount Notes	0.060%	4/8/2022	—	15.6
—	25.0	Federal Farm Credit Discount Notes	0.051%	4/8/2022	—	25.0
—	20.0	Federal Farm Credit Discount Notes	0.070%	5/11/2022	—	20.0
—	8.0	Federal Farm Credit Discount Notes	0.071%	5/23/2022	—	8.0
22.0	—	Farmer Mac Discount Notes	3.300%	1/3/2023	22.0	—
54.2	—	Federal Home Loan Bank Discount Notes	3.894%-4.061%	1/3/2023	54.2	—
25.0	—	Farmer Mac Discount Notes	3.950%	1/3/2023	25.0	—
84.4	—	Federal Home Loan Bank Discount Notes	3.712%-4.081%	1/4/2023	84.4	—
6.0	—	Federal Farm Credit Discount Notes	4.020%	1/4/2023	6.0	—
45.4	—	Federal Home Loan Bank Discount Notes	3.915%-4.103%	1/5/2023	45.4	—
43.5	—	Federal Home Loan Bank Discount Notes	4.063%-4.155%	1/6/2023	43.5	—
7.5	—	Federal Farm Credit Discount Notes	4.110%	1/6/2023	7.5	—
54.0	—	Federal Farm Credit Discount Notes	2.692%-4.118%	1/9/2023	54.0	—
1.3	—	Federal Home Loan Bank Discount Notes	4.140%	1/9/2023	1.3	—
25.0	—	Tennessee Valley Authority Discount Notes	4.050%	1/11/2023	25.0	—
50.0	—	Federal Home Loan Bank Discount Notes	2.640%	1/11/2023	50.0	—
64.9	—	Federal Home Loan Bank Discount Notes	1.866%-3.952%	1/13/2023	64.8	—
20.0	—	Federal Home Loan Bank Discount Notes	4.040%-4.188%	1/18/2023	20.0	—
9.9	—	Federal Home Loan Bank Discount Notes	4.065%-4.191%	1/20/2023	9.9	—
49.9	—	Federal Home Loan Bank Discount Notes	4.100%	1/25/2023	49.9	—
24.9	—	Federal Home Loan Bank Discount Notes	4.180%	2/3/2023	24.9	—
93.1	—	Federal Home Loan Bank Discount Notes	4.276%-4.303%	2/8/2023	93.2	—
69.0	—	Federal Home Loan Bank Discount Notes	4.276%-4.444%	2/10/2023	69.0	—
19.9	—	Federal Home Loan Bank Discount Notes	4.410%	2/17/2023	19.9	—
49.8	—	Federal Home Loan Bank Discount Notes	2.750%	2/27/2023	49.7	—
19.8	—	Federal Home Loan Bank Discount Notes	4.570%	3/24/2023	19.8	—
24.7	—	Federal Home Loan Bank Discount Notes	4.640%	4/14/2023	24.7	—
9.8	—	Federal National Mortgage Discount Notes	4.070%	7/10/2023	9.8	—
5.0	—	Federal Home Loan Bank Discount Notes	4.630%	7/20/2023	5.0	—
23.9	—	Federal Farm Credit Discount Notes	4.950%	12/13/2023	24.0	—
TOTAL U.S. GOVERNMENT AGENCY NOTES (Cost $902.9 and $864.1)					$902.9	$864.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

FOREIGN GOVERNMENT AGENCY NOTES—0.1% and 0.0%

Principal		Issuer	Yield(6)	Maturity Date	Fair Value at December 31,
2022	2021				2022	2021
$2.5	$2.5	Kommuninvest I Sverige	0.560%	7/5/2023	$2.4	$2.5
10.0	10.0	Swedish Export Credit	0.610%	11/10/2023	9.6	9.9
2.1	2.1	Japan Bank for International Cooperation	0.550%	4/15/2024	2.0	2.1
3.1	3.1	Swedish Export Credit	0.720%	10/7/2024	2.9	3.0
TOTAL FOREIGN GOVERNMENT AGENCY NOTES (Cost $17.7 and $17.7)					$16.9	$17.5
UNITED STATES TREASURY SECURITIES—1.9% and 2.8%

Principal		Issuer	Yield(6)	Maturity Date	Fair Value at December 31,
2022	2021				2022	2021
$—	$10.5	United States Treasury Bills	0.020%	1/6/2022	$—	$10.4
—	25.0	United States Treasury Bills	0.010%	2/17/2022	—	25.0
—	49.9	United States Treasury Bills	0.080%	4/30/2022	—	49.9
—	50.0	United States Treasury Bills	0.150%	6/23/2022	—	50.0
—	20.0	United States Treasury Bills	0.120%	10/6/2022	—	20.0
86.0	105.0	United States Treasury Bills	0.155%-0.168%	3/31/2023	85.1	104.5
25.0	25.0	United States Treasury Bills	0.160%	4/30/2023	24.7	24.9
20.0	20.0	United States Treasury Bills	0.160%	5/31/2023	19.6	19.9
189.7	208.9	United States Treasury Bills	0.238%-0.271%	6/30/2023	185.6	207.9
20.0	20.0	United States Treasury Bills	0.210%	7/31/2023	19.5	19.8
70.0	69.9	United States Treasury Bills	0.218%-0.220%	8/31/2023	67.9	69.4
25.0	25.0	United States Treasury Bills	0.370%	4/15/2024	23.6	24.7
25.0	24.9	United States Treasury Bills	0.380%	5/15/2024	23.5	24.7
49.8	49.8	United States Treasury Bills	0.391%-0.475%	6/15/2024	46.9	49.3
34.9	34.9	United States Treasury Bills	0.454%-0.471%	7/15/2024	32.8	34.6
44.9	49.9	United States Treasury Bills	0.480%	9/15/2024	41.9	49.3
1.0	—	United States Treasury Bills	2.190%	2/29/2024	1.0	—
1.9	—	United States Treasury Bills	3.510%	8/31/2024	1.9	—
TOTAL UNITED STATES TREASURY SECURITIES (Cost $593.2 and $788.7)					$574.0	$784.3
CORPORATE BOND SECURITIES—1.8% and 2.0%

Principal		Issuer	Coupon Rate	Credit Rating(7)	Maturity Date	Fair Value at December 31,
2022	2021					2022	2021
$—	$3.2	Abbvie, Inc.	0.660%	BBB+	11/14/2023	$—	$3.1
10.3	10.5	Abbvie, Inc.	0.155%-5.780%	BBB+	11/21/2024	9.6	10.4
3.9	—	American Express Credit Account	3.490%	BBB+	5/3/2024	3.8	—
5.0	—	American Express Credit Account	4.110%	BBB+	8/1/2025	4.9	—
4.8	4.9	American Express Credit Account	0.290%	AAA	10/15/2025	4.7	4.9
3.9	3.9	American Express Credit Account	0.980%	AAA	11/15/2026	3.6	3.9
5.7	5.7	AmeriCredit Automobile Receivables Trust	0.810%	NR	8/18/2026	5.4	5.6
2.7	2.7	AmeriCredit Automobile Receivables Trust	0.560%	AAA	12/18/2026	2.6	2.6
3.1	3.2	American Honda Finance	0.610%	A-	10/10/2023	3.0	3.1

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Coupon Rate	Credit Rating(7)	Maturity Date	Fair Value at December 31,
2022	2021					2022	2021
$5.0	$5.0	American Honda Finance	0.830%	A-	8/9/2024	$4.7	$4.9
5.0	5.0	Astrazeneca Finance, LLC	0.750%	A	5/28/2024	4.7	5.0
4.0	4.0	Banco Santander	0.730%	A+	6/30/2024	3.9	4.0
—	15.4	Bank of America Corporation	0.517%-0.613%	A-	12/20/2023	—	15.3
3.0	3.0	Bank of America Corporation	5.080%	A-	5/28/2024	3.0	3.0
2.1	2.2	Bank of America Corporation	1.250%	BBB+	8/26/2024	2.0	2.1
1.0	1.0	Bank of America Credit Card Trust	0.470%	AAA	9/15/2026	0.9	1.0
—	5.0	Bank of Montreal	0.450%	A-	9/15/2023	—	5.0
—	5.0	Bank of Montreal	0.520%	A-	12/8/2023	—	5.0
5.0	5.0	Bank of Montreal	0.730%	A-	7/9/2024	4.7	4.9
—	3.0	Bank of New York Mellon Corporation	0.550%	A	4/26/2024	—	3.0
3.0	3.0	Bank of Nova Scotia	0.760%	A-	4/15/2024	2.8	3.0
5.0	5.0	Bank of Nova Scotia	0.460%	A-	9/15/2023	4.8	5.0
—	2.4	BOC Aviation USA Corporation	1.750%	A-	4/29/2024	—	2.4
4.9	4.9	Barclays Dryrock Issuance	0.680%	AAA	7/15/2027	4.5	4.8
—	5.0	Baxter International, Inc.	1.340%	BBB	11/29/2024	—	5.0
5.0	—	Baxter International, Inc.	1.430%	BBB	11/29/2024	4.7	—
5.0	5.0	Canadian Imperial Bank	0.630%	A-	12/14/2023	4.8	4.9
10.9	6.0	Canadian Pacific Railway	1.415%-2.868%	BBB+	12/2/2024	10.3	6.0
—	4.9	Capital One Multi Asset	0.190%	AAA	8/15/2024	—	4.9
5.0	5.0	Carmax Auto	0.810%	AAA	6/15/2026	4.7	5.0
2.4	2.4	Carmax Auto	0.600%	AAA	9/15/2026	2.3	2.3
4.8	5.0	Carmax Auto Owner Trust	0.550%	AAA	2/17/2026	4.6	5.0
8.2	8.2	Carvana Auto Receivables Trust	1.400%	AAA	1/11/2027	7.8	8.2
3.0	3.1	Cigna Corporation	0.550%	A-	7/15/2023	3.0	3.1
13.0	13.0	Citigroup Inc.	0.709%-0.869%	BBB+	10/30/2024	12.5	12.9
3.0	—	Citigroup Inc.	4.260%	BBB+	5/24/2025	2.9	—
2.9	—	Citigroup Inc.	5.500%	BBB+	1/25/2026	2.9	—
2.1	2.1	CNH Equipment Trust	0.470%	AAA	8/17/2026	2.0	2.1
3.3	3.3	CNH Equipment Trust	0.880%	AAA	12/15/2026	3.1	3.3
5.0	—	ConocoPhillips	2.590%	A-	3/7/2025	4.8	—
5.2	5.3	Credit Agricole London	1.120%	A-	10/4/2024	4.8	5.2
5.0	5.0	Credit Suisse New York	0.550%	A-	8/9/2023	4.8	5.0
5.0	—	Daimler Truck Financial	3.710%	BBB+	4/7/2025	4.8	—
5.0	5.0	Discover Card Execution Note Trust	0.640%	AAA	9/15/2026	4.7	4.9
7.7	7.8	DTE Energy Corporation	0.901%-0.904%	BBB	10/1/2024	7.1	7.7
5.0	—	DTE Energy Corporation	4.320%	BBB	11/1/2024	4.9	—
3.5	3.5	Enbridge, Inc.	0.600%	BBB+	10/4/2023	3.4	3.5
5.0	—	Enbridge, Inc.	2.290%	BBB+	2/16/2024	4.8	—
5.0	5.0	Equitable Financial Life	0.870%	A+	8/12/2024	4.6	4.9
5.0	5.0	European Investment Bank	0.520%	AAA	7/24/2024	4.7	4.9
4.8	4.9	Eversource Energy	0.963%	BBB+	10/1/2024	4.5	4.8
5.0	5.0	Fed Caisses Desjardins	0.760%	A-	5/21/2024	4.7	4.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Coupon Rate	Credit Rating(7)	Maturity Date	Fair Value at December 31,
2022	2021					2022	2021
$5.0	$5.0	Ford Credit Auto	0.690%	AAA	10/15/2024	$4.9	$5.0
5.0	5.0	Ford Credit Auto	0.690%	AAA	12/15/2024	4.8	4.9
2.1	2.1	GM Financial Automobile	0.690%	AAA	5/20/2025	2.0	2.1
2.2	2.2	GM Financial	0.510%	AAA	6/16/2026	2.1	2.2
1.8	1.8	GM Financial	0.730%	AAA	9/16/2026	1.7	1.8
4.5	—	GM Financial	1.350%	AAA	11/16/2026	4.3	—
3.0	3.0	Goldman Sachs Group, Inc.	1.280%	BBB+	12/6/2023	2.9	3.0
2.1	2.1	Goldman Sachs Group, Inc.	0.860%	BBB+	2/20/2024	2.0	2.1
5.0	5.0	Goldman Sachs Group, Inc.	0.720%	BBB+	3/8/2024	4.9	5.0
8.5	8.5	Goldman Sachs Group, Inc.	0.666%-0.725%	BBB+	9/10/2024	8.2	8.4
5.0	5.0	Goldman Sachs Group, Inc.	0.980%	BBB+	10/21/2024	4.8	5.0
5.0	—	Goldman Sachs Group, Inc.	3.820%	BBB+	1/24/2025	4.9	—
7.0	—	GSK Consumer Healthcare	3.140%	BBB	3/24/2024	6.8	—
4.7	4.9	Honda Auto	0.350%	AAA	8/15/2025	4.6	4.9
3.5	3.5	Honda Auto	0.440%	AAA	11/18/2025	3.3	3.5
2.5	2.5	Honda Auto Receivables Owner Trust	0.940%	AAA	1/21/2026	2.4	2.5
3.3	3.3	HSBC Holdings PLC	0.770%	A-	8/17/2024	3.2	3.3
2.1	2.2	Hyundai Auto	0.400%	AAA	9/15/2025	2.0	2.2
3.0	3.0	Hyundai Capital America	0.950%	BBB+	6/14/2024	2.8	2.9
3.0	3.0	Hyundai Capital America	1.150%	BBB+	9/17/2024	2.8	2.9
10.2	10.6	Ing Groep Nv	0.615%-0.708%	A-	10/2/2023	9.9	10.5
3.9	3.9	John Deere Owner Trust	0.560%	AAA	3/16/2026	3.7	3.9
5.2	5.3	Jpmorgan Chase & Co.	0.780%	A-	12/5/2024	4.9	5.3
5.0	5.0	Jpmorgan Chase & Co.	0.560%	A-	3/16/2024	4.9	5.0
3.0	—	Jpmorgan Chase & Co.	3.970%	A-	6/14/2025	2.9	—
10.0	10.0	KFW	0.560%	AAA	9/20/2024	9.3	9.9
1.3	1.3	Kia Corporation	1.180%	BBB+	4/16/2024	1.2	1.3
3.3	—	Kia Corporation	2.660%	BBB+	2/14/2025	3.1	—
1.9	—	Korea East-West Power Co., Ltd.	3.910%	AA	5/6/2025	1.8	—
2.9	—	Magna International of America, Inc.	5.700%	A-	6/15/2024	2.9	—
3.1	3.2	Marathon Petroleum Corporation	1.030%	BBB	9/15/2024	2.9	3.2
5.0	5.0	MetLife Global Funding I	0.630%	AA-	6/7/2024	4.7	4.9
5.0	—	MetLife Global Funding I	4.180%	AA-	8/25/2025	4.9	—
5.0	5.0	Mondelez International Holdings	0.870%	BBB	9/24/2024	4.6	4.9
5.1	5.2	Morgan Stanley	0.710%	BBB+	5/22/2023	5.0	5.2
5.0	5.0	Morgan Stanley	0.550%	A-	1/25/2024	5.0	5.0
1.7	1.7	Morgan Stanley	0.750%	A-	4/5/2024	1.6	1.7
5.0	5.0	Morgan Stanley	0.770%	A-	1/22/2025	4.7	4.9
5.0	—	Morgan Stanley	4.670%	A-	1/24/2025	4.9	—
7.0	7.0	National Rural Utilities Cooperative	1.120%	A-	10/18/2024	6.5	6.9
0.8	0.8	Natwest Markets PLC	0.930%	A-	8/12/2024	0.7	0.8
5.0	5.0	NBN Co. Ltd.	1.070%	AA	10/8/2024	4.6	4.9
3.0	3.0	New York Life Global Funding	0.610%	AA+	4/26/2024	2.8	3.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Coupon Rate	Credit Rating(7)	Maturity Date	Fair Value at December 31,
2022	2021					2022	2021
$5.0	$—	New York Life Global Funding	3.760%	AA+	8/5/2025	$4.8	$—
5.0	5.0	Nextera Energy Capital	0.510%	BBB+	3/1/2023	5.0	5.0
3.0	—	Nextera Energy Capital	4.230%	BBB+	9/1/2024	3.0	—
8.6	8.8	Niagara Mohawk Power	1.020%	BBB+	10/1/2024	8.0	8.7
13.5	13.7	Oracle Corporation	0.818%-0.870%	BBB	11/15/2024	12.5	13.5
3.0	3.0	Phillips 66	0.840%	BBB+	2/15/2024	2.9	3.0
2.0	2.0	Pioneer Natural Resource	0.570%	BBB	5/15/2023	2.0	2.0
5.0	5.0	Principal Life Global Funding II	0.840%	A+	8/23/2024	4.6	4.9
5.0	5.0	Protective Life	0.840%	AA-	7/5/2024	4.7	4.9
5.5	5.7	Raytheon Tech Corporation	0.590%	A-	12/15/2023	5.3	5.6
5.0	5.0	Royal Bank of Canada	0.730%	A	7/29/2024	4.7	4.9
—	10.0	Salesforce.Com, Inc.	0.660%	A+	7/15/2024	—	9.9
—	2.9	Santander Drive Auto	0.350%	AAA	2/18/2025	—	2.9
—	3.2	Santander Drive Auto	0.340%	AAA	3/17/2025	—	3.2
1.2	2.9	Santander Drive Auto Receivable	0.530%	AAA	8/15/2025	1.2	2.9
—	8.3	Shell International Finance BV	0.682%-0.753%	A+	11/7/2024	—	8.2
5.1	5.2	Societe Generale	1.350%	BBB	10/16/2024	4.7	5.1
5.0	—	Starbucks Corporation	4.530%	BBB+	2/14/2024	5.0	—
5.1	5.3	Sumitomo Mitsui Financial Group	0.650%	A-	10/16/2023	4.9	5.3
5.1	5.2	Sumitomo Mitsui Financial Group	0.980%	A-	9/27/2024	4.7	5.1
8.0	8.0	Thermo Fisher Scientific	1.310%	A-	10/18/2024	7.5	8.0
5.0	5.0	Toronto Dominion Bank	0.790%	A	9/10/2024	4.7	4.9
5.0	5.0	Toyota Auto	0.630%	AAA	11/17/2025	4.8	5.0
4.2	4.2	Toyota Auto	0.460%	AAA	1/15/2026	4.0	4.2
5.0	—	Toyota Motor Credit Corporation	4.730%	A+	1/13/2025	4.9	—
3.5	3.6	Trane Technologies Lux	1.030%	BBB	11/1/2024	3.3	3.6
5.0	5.0	UBS AG London	0.770%	A+	8/9/2024	4.7	4.9
—	5.0	Unilever Capital Corporation	0.640%	A+	8/12/2024	—	5.0
—	5.0	UnitedHealth Group, Inc.	0.600%	A+	5/15/2024	—	5.0
4.4	4.4	Verizon Master Trust	0.910%	AAA	5/20/2027	4.1	4.5
5.2	5.3	Verizon Communications	1.100%	BBB+	11/1/2024	4.9	5.3
3.8	3.8	Verizon Master Trust	1.070%	AAA	4/20/2028	3.6	3.8
6.5	6.5	Volkswagen Auto Loan Enhanced	1.090%	AAA	6/22/2026	6.2	6.5
11.3	11.5	Volkswagen Group America	0.942%-1.029%	BBB+	9/26/2024	10.5	11.3
3.0	3.0	Volkswagen Group America	0.720%	BBB+	11/22/2023	2.9	3.0
5.0	5.0	Wec Energy Group, Inc.	0.820%	BBB+	3/15/2024	4.7	4.9
2.5	2.5	World Omni Auto	0.450%	AAA	6/15/2026	2.4	2.5
3.0	3.0	World Omni Auto	0.470%	AAA	8/17/2026	2.9	3.0
5.0	5.0	World Omni Automobile	0.440%	AAA	8/15/2024	4.9	5.0
2.9	2.9	World Omni Auto Receivables Trust	0.870%	AAA	10/15/2026	2.7	2.9
TOTAL CORPORATE BOND SECURITIES (Cost $563.3 and $546.5)						$536.4	$541.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

LOANS RECEIVABLE—4.8% and 5.1%

Principal					Maturity Date	Fair Value at December 31,
2022	2021	Borrower	Property Type	Interest Rate(8)		2022	2021
$—	$98.7	Project Glacier Mezzanine	Industrial	4.40% + LIBOR	10/9/2022	$—	$98.7
33.9	33.9	Exo Apartments Mezzanine	Apartments	3.50% + LIBOR	1/9/2023	33.9	33.9
55.3	54.7	SCG Oakland Portfolio	Office	4.25% + LIBOR	3/1/2023	54.4	54.4
93.0	92.9	311 South Wacker Mezzanine	Office	4.70% + LIBOR	3/7/2023	10.0	92.2
85.0	85.0	Park Avenue Tower Mezzanine	Office	4.35% + LIBOR	3/9/2023	82.6	84.1
—	62.6	BREP VIII Industrial Loan Facility Mezzanine	Industrial	5.00% + LIBOR	3/9/2023	—	62.6
14.3	14.1	Five Oak Mezzanine	Office	2.35% + LIBOR	4/9/2023	14.0	14.1
11.2	41.7	Blackstone RioCan Retail Portfolio Mezzanine	Retail	4.65% + LIBOR	6/9/2023	11.2	40.6
60.0	60.0	River North Point Junior Mezzanine	Office	4.30% + LIBOR	7/9/2023	58.5	60.0
77.6	68.6	San Diego Office Portfolio Mezzanine & Senior Loan	Office	2.45% + LIBOR	8/9/2023	76.4	68.6
41.5	30.6	1330 Broadway Mezzanine	Office	5.01% + LIBOR	8/10/2023	40.4	30.6
17.1	17.1	Liberty Park Mezzanine	Office	7.500%	11/9/2023	16.8	17.0
139.3	125.3	Colony New England Hotel Portfolio Mezzanine & Senior Loan	Hotel	2.80% + LIBOR	11/9/2023	134.9	125.3
—	45.7	5 Points Towers	Apartments	5.50% + LIBOR	3/9/2024	—	45.7
53.9	53.0	The Stratum Mezzanine & Senior Loan	Office	3.15% + LIBOR	5/9/2024	53.6	53.0
86.4	66.9	Spring House Innovation Park	Office	3.15% + LIBOR	7/9/2024	86.4	66.9
131.6	—	Project Sonic Mezzanine & Senior Loan	Industrial	2.75% + SOFR	6/9/2025	130.6	—
170.9	—	One Biscayne Tower Mezzanine & Senior Loan	Retail	3.75% + SOFR	7/9/2025	169.9	—
95.3	88.0	Reserve at Chino Hills	Apartments	2.40% + LIBOR	8/9/2025	95.3	88.0
44.0	60.0	SoNo Collection Mezzanine	Retail	6.75% + LIBOR	9/6/2025	44.0	60.0
68.5	67.5	Sixth & Main Mezzanine & Senior Loan	Office	3.85% + LIBOR	11/9/2025	68.5	67.5
20.0	20.0	Aspen Lake Office Portfolio Mezzanine	Office	8.250%	3/6/2028	18.9	20.0
95.0	95.0	Merritt on the River Office Portfolio Mezzanine	Office	8.000%	8/1/2028	75.1	87.9
100.0	100.0	Charles River Plaza North Mezzanine	Office	6.080%	4/6/2029	95.7	100.0
52.2	53.0	Sol y Luna Mezzanine	Apartments	6.550%	1/6/2030	47.6	51.6
TOTAL LOANS RECEIVABLE (Cost $1,546.0 and $1,434.3)						$1,418.7	$1,422.7

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

LOANS RECEIVABLE WITH RELATED PARTIES—0.2% and 0.2%

Principal					Maturity Date	Fair Value at December 31,
2022	2021	Borrower	Property Type	Interest Rate(8)		2022	2021
$0.5	$0.5	MRA 34 LLC	Office	3.75% + LIBOR	8/23/2023	$0.5	$0.5
36.5	36.5	MRA Hub 34 Holding, LLC	Office	2.50% + LIBOR	9/1/2023	36.5	36.5
32.9	32.8	THP Student Housing, LLC	Apartments	3.200%	9/1/2024	32.9	32.9
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES (Cost $69.9 and $69.8)						$69.9	$69.9
TOTAL INVESTMENTS (Cost $24,897.0 and $24,326.7)						$32,601.7	$30,918.0
(1)The investment has a loan payable outstanding, as indicated in Note 9 - Loans Payable.
(2)The fair value reflects the Account’s interest in the joint venture and is net of debt.
(3)Properties within this investment are located throughout the United States.
(4)Property is located outside of the United States.
(5)The value represents the equity interest in the joint venture investment, which does not currently hold any properties.
(6)For zero-coupon securities issued at a discount or premium to par, yield represents the annualized yield to maturity. For all other securities, the coupon rate is presented.
(7)Credit ratings are sourced from Standard & Poor's ("S&P"), Moody's or Fitch. Ratings are presented using the S&P rating tier definition. (NR designation represents "Not Rated").
(8)Fixed interest rate loans are represented with a single rate. Variable interest rate loans are presented with their base spread and the corresponding index rate. Variable interest loans currently held by the Account use the one month LIBOR or SOFR rate on U.S. dollar deposits as the index rate, as published by ICE Benchmark Administration Limited.

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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act, under the supervision and with the participation of our PEO and PFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon management’s review, the PEO and the PFO concluded with reasonable assurance that the registrant’s disclosure controls and procedures were effective as of December 31, 2022.
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
Management has made a comprehensive review, evaluation, and assessment of the Account’s internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management has concluded that as of December 31, 2022, the Account’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENTS INSPECTION
Not applicable.

PART III

ITEMS 10 AND 11. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT; EXECUTIVE COMPENSATION.
The TIAA Real Estate Account has no officers or directors. Rather, TIAA officers, under the direction and control of the Board, manage the investment of the Account's assets, following investment management procedures that TIAA has adopted for the Account. No TIAA Trustee or executive officer receives compensation from the Account. The Trustees and certain executive officers of TIAA as of March 1, 2023, their years of birth and their principal occupations during at least the past five years, are as follows:
Trustees
James R. Chambers (Chairman of the TIAA Board of Trustees), YOB: 1957
Director, President and Chief Executive Officer (2013 to 2016), and Special Advisor, Board (2016), Weight Watchers International, Inc. Chairman (2018 to present), Director (2012 to present), Big Lots, Inc. Investment Committee Member (2021 to present), Atlantic Health Systems. Strategic Advisor to the Board, Ocean Spray (2022 to present).
Priya Abani, YOB: 1975
President, Chief Executive Officer and Director, Alive Cor Inc. (2019 to present). General Manager, Alexa Voice Service team, Amazon, Inc. (2016 to 2019). Director, Jacobs Engineering Group, Inc. (2021 to present).
Samuel R. Bright, YOB: 1984
Vice President and General Manager of Google Play at Google (2023 to present). Chief Product and Experience Officer, Upwork (2020 to 2022). Vice President, General Manager – Verticals (2019 to 2020); Vice President, Soft Goods (2018 to 2019); Senior Director, Art & Collectibles (2016 to 2018); and a series of other M&A and Strategic Partnership roles (2012 to 2016), eBay. President and Board Member of certain Upwork subsidiaries (2020 to 2022). Advisory Council Member, Smithsonian National Postal Museum (2019 to 2022). Board Member, Benetech (2016 to 2021).
Jason E. Brown, YOB: 1978
CEO, MRO Corp. (2022 to present). CEO, Discovery Health Partners (2018 to 2022). President, Evolent Health (2014 to 2018). Board Member, YMCA Chicago.
Jeffrey R. Brown, YOB: 1968
Josef and Margot Lakonishok Professor of Business and Dean of the Gies College of Business at the University of Illinois at Urbana-Champaign (2015 to present). Chair (2019 to present) and Member (2016 to present), Board of Managers of Illinois Global Gateway, LLC. Member, Board of Managers of University of Illinois Research Park (2019 to present). Member, Carle Foundation Finance Committee (2020 to 2022). Board Member (2020 to present), Executive Vice Chair (2022 to present), and President (2023 to present), Prairielands Council, Scouting BSA.
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
Gina L. Loften, YOB: 1965
Chief Technology Officer for the US at Microsoft Corporation (2019 to 2021). Chief Technology Officer for IBM North American Consulting Services (2018 to 2019), Chief Innovation Officer for IBM (2015 to 2018). Director, TTEC (2021 to present). Director, Thoughtworks (2021 to present). Director, Foursquare (2021 to present). Board Member, Modernizing Medicine (2021 to present). Director, Interwell Health (2022 to present). Director, NC School of Science and Mathematics Foundation (2021 to present). Board Member, North Carolina A&T Foundation (2021 to present). Advisory Board Member, North Carolina A&T School of Engineering (2021 to present). Director, DECODE (2021 to present).

La June Montgomery Tabron, YOB: 1962
President and CEO of the W.K. Kellogg Foundation (2014 to present). Board Member, Kellogg Company, Chair of the W.K. Kellogg Trust (2014 to present). Director, Bronson Healthcare Group (2011 to present). Board Member, Detroit Regional Partnership (2019 to present). Trustee, Upjohn Institute for Employment Research (2022 to present).
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
Ramona E. Romero, YOB: 1962
Vice President & General Counsel (2019 to present) and General Counsel (2014 to 2019), Princeton University. General Counsel, US Department of Agriculture (2011 to 2014). Senior Counsel and Corporate Counsel, E.I. du Pont de Nemours & Company (1998 to 2011). Trustee, Barnard College (2019 to present). Trustee, Legal Services of New Jersey (2020 to present). Director, National Association of Women Lawyers (2022 to present). Member, Presidential Commission on White House Fellowships (2021 to present).
Kim M. Sharan, YOB: 1957
Founder and CEO, Kim M. Sharan, LLC (2014 to present). Consultant, The Council (2021 to present). Managing Partner, Connective Partners (2022 to present). CEO, The Acelera Connective (2022 to present). President of Financial Planning and Wealth Strategies and Chief Marketing Officer, Ameriprise Financial (2005 to 2014). Board Member, PartnerHere (2014 to present). Director, Ag Resource Management (2023 to present). Executive Advisor, Own the Room (2016 to present). Executive Advisor, Hearsay Social (2019 to 2021). Executive Advisor, Girls, Inc. (2020 to present). Executive Advisor, Yext (2016 to 2018 and 2021 to 2022). Executive Advisor, Vera Health (2021 to present). Director, Council for Economic Education (2021 to present). Director, TIAA, FSB (a wholly owned subsidiary of TIAA) (2020 to present).
Marta Tienda, YOB: 1950
Professor Emeritus (2021 to present), Maurice P. During ’22 Professor in Demographic Studies (1999 to 2021) and Professor of Sociology and Public Affairs (1997 to 1999), Princeton University. President, American Academy of Political and Social Science (2021 to present). Director, Robin Hood Foundation (2017 to present). External Fellow, American Institutes for Research (2017 to present). Trustee, Urban Institute (2019 to present). Director, Holdsworth Center (2019 to present).
Officer—Trustees
Thasunda Brown Duckett, YOB: 1973
President and Chief Executive Officer of TIAA (2021 to present).
Prior positions: Chief Executive Officer, Consumer Banking (2016 to 2021) and Chief Executive Officer, Chase Auto Finance (2013 to 2016) at JPMorgan Chase & Co. Director, Nike, Inc. (2019 to present). Director, Brex (2022 to present).
Other TIAA Executive Officers
Colbert Narcisse, YOB: 1965
Senior Executive Vice President, Chief Product and Business Development Officer, TIAA; Manager, TIAA-CREF Individual & Institutional Services, LLC. Prior positions: Executive Vice President, National Wealth Advisory Services; Senior Managing Director, National Wealth Advisory Services, TIAA. Managing Director and the Head of International Wealth Management at Morgan Stanley (2017 to 2019).

Christine E. Dugan, YOB: 1963
Executive Vice President and Product General Manager – Institutional Lifetime Income, TIAA. Prior positions: Senior Vice President, Chief Actuary, TIAA. U.S. Life M&A Leader at Willis Towers Watson (2016 to 2018).
Christopher Baraks, YOB: 1970
Senior Vice President, Chief Accounting Officer and Corporate Controller, TIAA and CREF. Prior positions: Vice President, Head of Tax, TIAA and CREF.
Portfolio Management Team
Chris Burk, YOB: 1971
Managing Director, Portfolio Manager, Head of TIAA Real Estate Account (since January 2023). Prior positions: Managing Director, Co-Portfolio Manager, Co-Head of TIAA Real Estate Account (September 2022 to December 2022); Managing Director, Senior Portfolio Manager, Real Estate, TIAA (March 2020 to September 2022). Senior Director, Real Estate Portfolio Management, TIAA (2018 to 2020). Senior Director, Regional Head of Acquisitions, TIAA (2017 to 2018).
Audit Committee Financial Expert
On February 15, 2023, the Board of Trustees of TIAA determined that Jeffrey R. Brown, Lisa W. Hess, La June Montgomery Tabron and Maureen O’Hara qualify as Audit Committee Financial Experts. Each such Trustee is independent (as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934) and has not accepted, directly or indirectly, any consulting, advisory or other compensatory fee from TIAA, other than in his or her capacity as Trustee.
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
Liquidity Guarantee. If the Account’s liquid assets and its cash flow from operating activities and participant transactions are insufficient to fund redemption requests, the TIAA general account has agreed to purchase liquidity units. TIAA thereby guarantees that a participant can redeem accumulation units at their net asset value next determined. For the year ended December 31, 2022, the Account expensed $89.2 million for this liquidity guarantee from TIAA through a daily deduction from the net assets of the Account.
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

For the year ended December 31, 2022, the Account expensed $86.3 million for investment management services and $0.5 million for mortality and expense risks provided/borne by TIAA. For the same period, the Account expensed $66.5 million for administrative and distribution services provided by TIAA and Services.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PricewaterhouseCoopers LLP (“PwC”) performs independent audits of the registrant’s consolidated financial statements. To maintain auditor independence and avoid even the appearance of conflicts of interest, the registrant, as a policy, does not engage PwC for management advisory or consulting services.
Audit Fees. PwC’s fees for professional services rendered for the audits of the registrant’s annual consolidated financial statements for the years ended December 31, 2022 and 2021 and review of consolidated financial statements included in the registrant’s quarterly reports were $1,317,537 and $1,190,052 respectively.
Audit-Related Fees. The registrant had no audit-related services for the years ended December 31, 2022 and 2021.
Tax Fees. PwC had no tax fees with respect to registrant for the years ended December 31, 2022 and 2021.
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
ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

(1)		(A)
Distribution Agreement for the Contracts Funded by the TIAA Real Estate Account, dated as of January 1, 2008, by and among Teachers Insurance and Annuity Association of America, for itself and on behalf of the Account, and TIAA-CREF Individual & Institutional Services, LLC[4]

(3)		(A)	Restated Charter of TIAA (as amended)[5]
		(B)	Amended Bylaws of TIAA[6]
(4)	ª	(A)
Forms of RA, GRA, GSRA, SRA, IRA Real Estate Account Endorsements,[2] Keogh Contract,[3] Retirement Select and Retirement Select Plus Contracts and Endorsements[1] and Retirement Choice and Retirement Choice Plus Contracts[3]

		(B)	Forms of Income-Paying Contracts[2]
		(C)	(1) Form of Contract Endorsement for Internal Transfer Limitation[7] (2) Form of Contract Endorsement for Internal Transfer Limitation*
		(D)	(1) Form of Non-ERISA Retirement Choice Plus Contract[9] (2) Form of Non-ERISA Retirement Choice Plus Certificate[9]
(E)
(1) Form of Trust Company Retirement Choice Contract[10] (2) Form of Trust Company Retirement Choice Certificate[10] (3) Form of Trust Company Retirement Choice Contract*
(4) Form of Trust Company Retirement Choice Certificate*

(F)
(1) Form of Trust Company Retirement Choice Plus Certificate[11] (2) Form of Trust Company Retirement Choice Plus Contract[11] (3) Form of Trust Company Retirement Choice Plus Contract*
(4) Form of Trust Company Retirement Choice Plus Certificate*

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

		(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate[17]
(L)
(1) Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Annuity Contract [18]
(2) Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Plus Annuity Contract [18]

		(M)	Form of Retirement Plan Loan Endorsement to Group Retirement Annuity Certificate[19]
		(N)	Form of Retirement Plan Loan Endorsement to Retirement Annuity Contract[20]
		(O)	Form of Retirement Plan Loan Endorsement to Supplemental Retirement Annuity Contract[21]
		(P)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[22]
		(Q)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[23]
(10)		(A)	Engagement Letter Agreement with Independent Fiduciary, dated February 10, 2022, between TIAA, on behalf of the Registrant, and SitusAMC Real Estate Valuation Services, LLC[12]
		(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.[8]
(21)			Subsidiaries of the Registrant
(14)			Code of Conduct of TIAA*
(31)			Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications*
(32)			Section 1350 Certifications*
(101)			The following financial information from the annual report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Assets and Liabilities, (ii) the Statements of Operations, (iii) the Statements of Changes in Net Assets, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements. Any other required schedule has been omitted because the schedule is not applicable to the registrant.**
*Filed herewith.

**Furnished electronically herewith.
ª The registrant agrees to furnish a copy of any omitted non-material instruments defining the rights of holders of long-term debt securities to the Commission upon request.
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
ITEM 16. FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 9th day of March, 2023.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

March 9, 2023		/s/ Christine E. Dugan
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

Signature	Title	Date
/s/ THASUNDA BROWN DUCKETT	President and Chief Executive Officer of Teachers Insurance and Annuity Association of America and Trustee	March 9, 2023
/s/ CHRISTINE E. DUGAN	Executive Vice President and Product General Manager –Institutional Lifetime Income, Teachers Insurance and Annuity Association of America (Principal Executive Officer)	March 9, 2023
/s/ CHRISTOPHER BARAKS	Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)	March 9, 2023
/s/ JAMES R. CHAMBERS	Chairman of the Board of Trustees	March 9, 2023
/s/ PRIYA ABANI	Trustee	March 9, 2023
/s/ SAMUEL R. BRIGHT	Trustee	March 9, 2023
/s/ JASON E. BROWN	Trustee	March 9, 2023
/s/ JEFFREY R. BROWN	Trustee	March 9, 2023
/s/ LISA W. HESS	Trustee	March 9, 2023
/s/ EDWARD M. HUNDERT, M.D.	Trustee	March 9, 2023
/s/ GINA L. LOFTEN	Trustee	March 9, 2023
/s/ LA JUNE MONTGOMERY TABRON	Trustee	March 9, 2023
/s/ MAUREEN O’HARA	Trustee	March 9, 2023
/s/ DOROTHY K. ROBINSON	Trustee	March 9, 2023
/s/ RAMONA E. ROMERO	Trustee	March 9, 2023
/s/ KIM M. SHARAN	Trustee	March 9, 2023
/s/ MARTA TIENDA	Trustee	March 9, 2023

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT
Because the Registrant has no voting securities, nor its own management or board of directors, no annual report or proxy materials will be sent to contract owners holding interests in the Account.