Form 10-Q
period 2023-03-31
TIAA REAL ESTATE ACCOUNT
filed 2023-05-05
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023.
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
Yes ☐  No ☒

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)
(In millions, except per accumulation unit amounts)

	March 31,	December 31,
	2023	2022

ASSETS
Investments, at fair value:
Real estate properties (cost: $14,424.5 and $14,323.2)	$20,057.9	$20,444.0
Real estate joint ventures (cost: $5,789.4 and $5,738.1)	6,762.1	7,103.6
Real estate funds (cost: $815.2 and $787.7)	931.9	893.4
Real estate operating business (cost: $355.0 and $355.0)	636.0	641.9
Marketable securities (cost: $1,273.4 and $2,077.1)	1,255.3	2,030.2
Loans receivable (principal: $1,549.2 and $1,546.0)	1,378.9	1,418.7
Loans receivable with related parties (principal: $71.3 and $69.9)	71.3	69.9
Total investments (cost: $24,278.0 and $24,897.0)	$31,093.4	$32,601.7
Cash and cash equivalents	177.9	72.4
Due from investment manager	2.3	—
Other	337.2	359.5
TOTAL ASSETS	$31,610.8	$33,033.6
LIABILITIES
Loans payable, at fair value (principal outstanding: $2,222.1 and $2,168.7)	2,129.9	2,069.7
Other unsecured debt, at fair value (principal outstanding: $1,000.0 and $1,000.0)	960.0	953.1
Due to investment manager	—	7.1
Accrued real estate property expenses	282.8	291.8
Payable for securities purchased	138.3	—
Other	49.5	53.8
TOTAL LIABILITIES	$3,560.5	$3,375.5
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	27,441.1	29,025.7
Annuity Fund	609.2	632.4
TOTAL NET ASSETS	$28,050.3	$29,658.1
NUMBER OF ACCUMULATION UNITS OUTSTANDING	50.5	52.1
NET ASSET VALUE, PER ACCUMULATION UNIT	$543.524	$556.923

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, Unaudited)

	For the Three Months Ended March 31,
	2023	2022
INVESTMENT INCOME
Real estate income, net:
Rental income	$334.5	$303.7
Real estate property level expenses and taxes:
Operating expenses	79.4	73.6
Real estate taxes	53.4	51.7
Interest expense	23.2	19.6
Total real estate property level expenses and taxes	156.0	144.9
Real estate income, net	178.5	158.8
Income from real estate joint ventures	53.3	60.5
Income from real estate funds	6.6	6.0
Interest	40.3	20.7
Other	—	0.8
TOTAL INVESTMENT INCOME	278.7	246.8
Expenses:
Investment management charges	21.8	22.5
Administrative charges	11.9	13.5
Distribution charges	4.8	7.3
Mortality and expense risk charges	—	0.4
Liquidity guarantee charges	19.9	22.7
Interest expense	11.4	1.3
TOTAL EXPENSES	69.8	67.7
INVESTMENT INCOME, NET	208.9	179.1
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments:
Real estate properties	—	(8.4)
Real estate joint ventures	—	50.9
Marketable securities	(19.1)	(1.0)
Net realized (loss) gain on investments	(19.1)	41.5
Net change in unrealized gain (loss) on:
Real estate properties	(487.4)	1,212.4
Real estate joint ventures	(377.3)	71.9
Real estate funds	11.0	(9.4)
Real estate operating business	(5.9)	60.4
Foreign currency exchange on forward contracts	(0.5)	—
Marketable securities	28.7	(28.6)
Loans receivable	(43.0)	1.0
Loans payable	(6.8)	3.7
Other unsecured debt	(6.9)	—
Net change in unrealized (loss) gain on investments and debt	(888.1)	1,311.4
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND DEBT	(907.2)	1,352.9
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(698.3)	$1,532.0

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions, Unaudited)

	For the Three Months Ended March 31,
	2023	2022
FROM OPERATIONS
Investment income, net	$208.9	$179.1
Net realized (loss) gain on investments	(19.1)	41.5
Net change in unrealized (loss) gain on investments and debt	(888.1)	1,311.4
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	(698.3)	1,532.0
FROM PARTICIPANT TRANSACTIONS
Premiums	510.6	808.4
Annuity payments	(14.4)	(12.5)
Death benefits	(37.3)	(30.6)
Withdrawals	(1,368.4)	(598.3)
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM PARTICIPANT TRANSACTIONS	(909.5)	167.0
NET (DECREASE) INCREASE IN NET ASSETS	(1,607.8)	1,699.0
NET ASSETS
Beginning of period	29,658.1	28,072.0
End of period	$28,050.3	$29,771.0

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(698.3)	$1,532.0
Adjustments to reconcile net changes in net assets resulting from operations to net cash used in operating activities:
Net realized loss (gain) on investments	19.1	(41.5)
Net change in unrealized loss (gain) on investments and debt	888.1	(1,311.4)
Purchase of real estate properties	(0.3)	(137.2)
Capital improvements on real estate properties	(96.1)	(84.8)
Proceeds from sales of real estate properties	—	157.7
Purchases of other real estate investments	(66.1)	(369.8)
Proceeds from sales of other real estate investments	2.5	310.8
Purchases and originations of loans receivable	(11.0)	(5.2)
Purchases and originations of loans receivable with related parties	(1.5)	—
Proceeds from sales of loans receivable	—	161.4
Proceeds from payoffs of loans receivable	7.9	8.2
Decrease (Increase) in other investments	784.6	(363.2)
Net change in due to/from investment manager	(9.3)	0.7
(Increase) in receivable for securities sold	—	(4.8)
Increase in payable for securities purchased	138.3	45.0
Decrease in other assets	13.8	20.3
(Increase) in other liabilities	(18.6)	(35.0)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	953.1	(116.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage loan proceeds received	98.9	3.0
Payments of mortgage loans	(45.5)	(41.8)
Premiums	510.6	808.4
Annuity payments	(14.4)	(12.5)
Death benefits	(37.3)	(30.6)
Withdrawals	(1,368.4)	(598.3)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(856.1)	128.2
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	97.0	11.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period cash, cash equivalents and restricted cash	117.0	46.0
Net increase in cash, cash equivalents and restricted cash	97.0	11.4
End of period cash, cash equivalents and restricted cash	$214.0	$57.4
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$30.1	$21.9
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	As of March 31,
	2023	2022
Cash and cash equivalents	$177.9	$34.9
Restricted cash(1)	36.1	22.5
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$214.0	$57.4
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
Interim Financial Information: The Consolidated Financial Statements of the Account as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Account’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).
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
Significant Accounting Policy Updates: There were no changes to the Account’s significant accounting policies as described in the Account’s 2022 Form 10-K.
Recent Accounting Pronouncements: In March 2023, the FASB issued ASU 2023-01—Leases (Topic 842): Common Control Arrangements. The amendments in this Update provide a practical expedient for private companies and not-for-profit entities that are not conduit bond obligors to use the written terms and conditions of a common control arrangement to determine: 1. Whether a lease exists and, if so, 2. The classification of and accounting for that lease. The practical expedient may be applied on an arrangement-by-arrangement basis. If no written terms and conditions exist, an entity is prohibited from applying the practical expedient and must evaluate the enforceable terms and conditions to apply Topic 842. In addition, the ASU requires all entities (that is, including public companies) to amortize leasehold improvements associated with common control leases over the useful life to the common control group. Lastly, leasehold improvements should be accounted for as a transfer between entities under common control through an adjustment to equity (or net assets for not-for-profit entities) if, and when, the lessee no longer controls the use of the underlying asset. Additionally, those leasehold improvements are subject to the impairment guidance in Topic 360, Property, Plant, and Equipment. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. Management does not expect the guidance to materially impact the Account.
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
The Account has loans receivable outstanding with related parties as of March 31, 2023. Two of the loans are with a joint venture partner and the other loans are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies of the Account's 2022 Form 10-K. The following table presents the key terms of the loans as of the reporting date (in millions):

		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
Principal						March 31, 2023	December 31, 2022
2023	2022

36.5	36.5	MRA Hub 34 Holding, LLC	95.00%	2.50% + LIBOR	9/1/2023	$36.5	$36.5
0.5	0.5	MRA 34 LLC	—%	3.75% + LIBOR	8/26/2023	0.5	0.5
32.8	32.8	THP Student Housing, LLC	97.00%	3.20%	9/1/2024	32.9	32.9
1.5	—	MR MCC 3 Sponsor, LLC	80.00%	6.00%	12/1/2025	1.4	—
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						71.3	69.9

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
As of March 31, 2023, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry.
The Account’s wholly-owned real estate investments and investments in joint ventures are primarily located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of March 31, 2023:

Diversification by Fair Value(1)
	West(2)	South(3)	East(4)	Midwest(5)	Foreign(6)	Total
Industrial	17.2%	7.7%	2.6%	1.5%	—%	29.0%
Apartments	8.0%	10.6%	6.8%	1.0%	—%	26.4%
Office	7.6%	5.5%	13.0%	0.2%	—%	26.3%
Retail	3.7%	5.4%	2.7%	0.7%	—%	12.5%
Other(7)	1.8%	2.1%	1.5%	0.3%	0.1%	5.8%
Total	38.3%	31.3%	26.6%	3.7%	0.1%	100.0%

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
Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2051. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, as of March 31, 2023 and December 31, 2022 are as follows (in millions):

	As of
Years Ended	March 31, 2023		December 31, 2022
2023	$541.8	(1)	$689.0
2024	682.8		634.5
2025	607.1		556.9
2026	495.5		460.0
2027	381.7		362.0
Thereafter	1,238.4		1,276.1
Total	$3,947.3		$3,978.5
(1) Representative of minimum rents owed for the remaining months of the calendar year ending December 31, 2023.

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
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (in millions):

	As of
	March 31, 2023	December 31, 2022

Assets:
Right-of-use assets, at fair value	$37.3	$43.3
Liabilities:
Ground lease liabilities, at fair value	$37.3	$43.3
Key Terms:
Weighted-average remaining lease term (years)	66.6	69.9
Weighted-average discount rate(1)	7.93%	7.51%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.
For both the three months ended March 31, 2023 and 2022, operating lease costs related to ground leases were $0.6 million and $0.5 million, respectively. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (in millions):

	As of
	March 31, 2023		December 31, 2022
Years Ended
2023	$1.8	(1)	$2.4
2024	2.5		2.4
2025	2.6		2.5
2026	2.6		2.5
2027	2.6		2.5
Thereafter	448.7		424.3
Total	$460.8		$436.6
(1) Representative of minimum rents owed for the remaining months of the calendar year ending December 31, 2023.

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
An asset or liability's categorization within the valuation hierarchy described above is based upon the lowest level of input that is significant to the fair value measurement. Real estate fund investments are excluded from the valuation hierarchy, as these investments are fair valued using their net asset value as a practical expedient since market quotations or values from independent pricing services are not readily available. See Note 1—Organization and Significant Accounting Policies of the Account's 2022 Form 10-K for further discussion regarding the use of a practical expedient for the valuation of real estate funds.
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3); and fair value using the practical expedient (millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at March 31, 2023
Real estate properties	$—	$—	$20,057.9	$—	$20,057.9
Real estate joint ventures	—	—	6,762.1	—	6,762.1
Real estate funds	—	—	—	931.9	931.9
Real estate operating business	—	—	636.0	—	636.0
Marketable securities:
U.S. government agency notes	—	709.2	—	—	709.2
Foreign government agency notes	—	17.1	—	—	17.1
U.S. treasury securities	—	255.8	—	—	255.8
Corporate bonds	—	273.2	—	—	273.2
Loans receivable(1)	—	—	1,450.2	—	1,450.2
Total Investments at March 31, 2023	$—	$1,255.3	$28,906.2	$931.9	$31,093.4
Loans payable	$—	$—	$(2,129.9)	$—	$(2,129.9)
Other unsecured debt	$—	$(460.0)	$(500.0)	$—	$(960.0)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2022
Real estate properties	$—	$—	$20,444.0	$—	$20,444.0
Real estate joint ventures	—	—	7,103.6	—	7,103.6
Real estate funds	—	—	—	893.4	893.4
Real estate operating business	—	—	641.9	—	641.9
Marketable securities:
U.S. government agency notes	—	902.9	—	—	902.9
Foreign government agency notes	—	16.9	—	—	16.9
U.S. treasury securities	—	574.0	—	—	574.0
Corporate bonds	—	536.4	—		536.4
Loans receivable(1)	—	—	1,488.6	—	1,488.6
Total Investments at December 31, 2022	$—	$2,030.2	$29,678.1	$893.4	$32,601.7
Loans payable	$—	$—	$(2,069.7)	$—	$(2,069.7)
Other unsecured debt	$—	$(453.1)	$(500.0)	$—	$(953.1)
(1) Includes loans receivable with related parties.
The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2023 and 2022 (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Other Unsecured Debt
For the three months ended March 31, 2023
Beginning balance January 1, 2023	$20,444.0	$7,103.6	$641.9	$1,488.6	$29,678.1	$(2,069.7)	$(500.0)
Total realized and unrealized (losses) included in changes in net assets	(487.4)	(377.3)	(5.9)	(43.0)	(913.6)	(6.8)	—
Purchases(1)	101.3	36.2	—	12.5	150.0	(98.9)	—
Sales	—	—	—	—	—	—	—
Settlements(2)	—	(0.4)	—	(7.9)	(8.3)	45.5	—
Ending balance March 31, 2023	$20,057.9	$6,762.1	$636.0	$1,450.2	$28,906.2	$(2,129.9)	$(500.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the three months ended March 31, 2022
Beginning balance January 1, 2022	$18,903.9	$7,175.9	$326.3	$1,492.6	$27,898.7	$(2,380.5)	$(500.0)
Total realized and unrealized gains included in changes in net assets	1,204.0	122.8	60.4	1.0	1,388.2	3.7	—
Purchases(1)	228.9	251.3	100.9	5.2	586.3	(3.0)	—
Sales(4)	(157.7)	—	—	(161.4)	(319.1)	—	—
Settlements(2)	—	(296.7)	—	(8.2)	(304.9)	41.8	—
Ending balance March 31, 2022	$20,179.1	$7,253.3	$487.6	$1,329.2	$29,249.2	$(2,338.0)	$(500.0)
(1)Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable, assumption of loans payable and term loan borrowings.
(2)Includes operating income for real estate joint ventures net of distributions, payments of loans receivable, and payments of loans payable and line of credit.
(3)Includes loans receivable with related parties.
(4)Real estate properties amount shown is inclusive of post closing realized losses.
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of March 31, 2023.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 9.3% (7.2%) 5.0% - 8.5% (6.0%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 8.0% (5.5%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 8.0% (6.8%) 4.5% - 7.0% (5.1%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	1.8% - 6.0% (4.5%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.8% - 7.3% (6.3%) 4.5% - 5.8% (5.0%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 5.3% (4.4%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 11.5% (7.4%) 5.0% - 8.8% (6.0%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 8.3% (5.5%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.0% 8.0%
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.5%
Real Estate Operating Business		Income Approach—Discounted Cash Flow	Discount Rate Terminal Growth Rate	10.8% 7.3%
		Market Approach	EBITDA Multiple	31.8x
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	36.0% - 67.2% (50.5%) 5.9% - 8.8% (6.7%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	36.0% - 67.2% (50.5%) 1.1 - 1.4 (1.2)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	28.3% - 37.0% (31.5%) 5.4% - 6.0% (5.6%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	28.3% - 37.0% (31.5%) 1.1 - 1.1 (1.1)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	26.3% - 68.0% (41.4%) 5.8% - 7.0% (6.4%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	26.3% - 68.0% (41.4%) 1.1 - 1.3 (1.1)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	47.3% - 77.7% (56.5%) 5.4% - 7.2% (6.3%)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	47.3% - 77.7% (56.5%) 1.1- 1.5 (1.3)
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	40.1% - 105.0% (69.4%) 6.4% - 19.7% (10.0%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	8.8% - 66.2% (41.5%) 6.0% - 10.0% (7.0%)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	60.8% - 70.4% (65.0%) 7.0% - 8.7% (7.7%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	54.9% - 130.5% (86.6%) 7.9% - 18.8% (10.8%)
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of March 31, 2022.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.8% - 9.8% (6.6%) 4.5% - 8.5% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 8.0% (5.0%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	4.8% - 8.0% (5.8%) 3.5% - 6.8% (4.4%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	2.0% - 6.0% (3.8%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 7.0% (5.8%) 4.0% - 5.5% (4.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.5% - 5.0% (4.0%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 11.5% (7.0%) 5.0% - 8.7% (5.7%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 8.6% (5.2%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	9.8% 7.8%
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.5%
Real Estate Operating Business		Income Approach—Discounted Cash Flow	Discount Rate	8.2%
			Terminal Growth Rate	5.3%
		Market Approach	EBITDA Multiple	25.0x
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	40.4% - 94.7% (69.8%) 2.3% - 9.5% (5.6%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	29.9% - 71.3% (65.3%) 4.3% - 5.2% (4.7%)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	38.4% - 76.5% (49.0%) 2.5% - 8.6% (5.0%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	59.8% - 79.8% (67.6%) 3.0% - 7.3% (4.3%)
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	35.8% - 57.5% (45.4%) 1.8% - 3.7% (3.2%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	35.8% - 57.5% (45.4%) 1.2 - 1.4 (1.3)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	31.2% - 38.4% (34.1%) 3.3% - 3.9% (3.6%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	31.2% - 38.4% (34.1%) 1.2 - 1.3 (1.2)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	27.2% - 67.8% (41.2%) 1.9% - 3.2% (2.6%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	27.2% - 67.8% (41.2%) 1.2 - 1.5 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	34.8% - 74.2% (45.4%) 3.2% - 4.2% (3.6%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	34.8% - 74.2% (45.4%) 1.2 - 1.8 (1.4)
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
During the three months ended March 31, 2023 and 2022, there were no transfers between Levels 1, 2 or 3.
The amount of total net unrealized gains (losses) included in changes in net assets relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(1)	Total Level 3 Investments	Loans Payable
For the three months ended March 31, 2023	$(487.3)	$(391.1)	$(6.0)	$(43.0)	$(927.4)	$(6.8)
For the three months ended March 31, 2022	$1,202.3	$125.6	$60.4	$0.9	$1,389.2	$3.7
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At March 31, 2023, the Account held investments in joint ventures with ownership interest percentages that ranged from 2.0% to 98.5%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a predetermined threshold.
A condensed summary of the results of operations of the joint ventures are shown below (millions):

	For the Three Months Ended March 31,
	2023	2022
Operating Revenue and Expenses
Revenues	$305.6	$269.2
Expenses	184.3	167.3
Excess of revenues over expenses	$121.3	$101.9
Note 7—Investments in Real Estate Funds
The Account has ownership interests in real estate funds (each a “Fund”, and collectively the “Funds”). The Funds are set up as limited partnerships or entities similar to a limited partnership, and as such, meet the definition of a VIE as the limited partners collectively lack the power, through voting or similar rights, to direct the activities of the Fund that most significantly impact the Fund's economic performance. Management has determined that the Account is not the primary beneficiary for any of the Funds, as the Account lacks the power to direct the activities of each Fund that most significantly impact the respective Fund's economic performance, and the Account further lacks substantive kick-out rights to remove the entity with these powers. Refer to Note 1—Organization and Significant Accounting Policies of the Account's 2022 Form 10-K for a description of the methodology used to determine the primary beneficiary of a VIE.
No financial support (such as loans or financial guarantees) was provided to the Funds during the three months ended March 31, 2023. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are included in the maximum exposure to loss presented below.
The carrying amount and maximum exposure to loss relating to unconsolidated VIEs in which the Account holds a variable interest but is not the primary beneficiary were as follows at March 31, 2023 (in millions):

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
LCS SHIP Venture I, LLC (90.0% Account Interest)	$243.0	$243.0	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Veritas - Trophy VI, LLC (90.4% Account Interest)	$75.6	$88.6	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles metropolitan statistical area ("MSA").
			The Account is not permitted to sell or transfer its interest in the fund until August 2023. After this date, the Account can sell or transfer its interest in the fund with the consent and approval of the manager.

SP V - II, LLC (61.8% Account Interest)	$102.3	$112.3	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.
			Liquidation estimated to begin no earlier than 2023.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Taconic New York City GP Fund, LP (60.0% Account Interest)	$28.9	$28.9	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City MSA.
			Liquidation estimated to begin no earlier than 2024.
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
Silverpeak NRE FundCo LLC (90.0% Account Interest)	$40.1	$66.3	Redemptions prohibited prior to liquidation.	To invest in alternative real estate investments primarily in major U.S. metropolitan markets.
			Liquidation estimated to begin no earlier than 2028.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
IDR - Core Property Index Fund, LLC (1.1% Account Interest)	$43.8	$43.8	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.
Townsend Group Value-Add Fund (99.0% Account Interest)	$178.6	$255.8	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the U.S. market.
			Liquidation estimated to begin no earlier than 2027.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion
Flagler REA Healthcare Properties Partnership (90.0% Account Interest)	$20.7	$20.7	Redemptions prohibited prior to liquidation.	To acquire healthcare properties within the top 50 MSA's in the U.S.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to transfer its interest in the fund to a qualified institutional investor, subject to the right first offer by the partner, following the one year anniversary of the fund launch.

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)	$18.7	$18.7	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
			Liquidation estimated to begin no earlier than 2026.
			The Account is permitted to sell or transfer its interest in the fund with the consent and approval of the manager.
Silverpeak NRE FundCo 2 LLC (90.0% Account Interest)	$86.8	$112.2	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
JCR Capital - REA Preferred Equity Parallel Fund (31.1% Account Interest)	$61.1	$102.9	Redemptions prohibited prior to liquidation.	To invest primarily in multi-family properties.
			Liquidation estimated to begin no earlier than 2026.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion

Silverpeak NRE FundCo 3 LLC (90.0% Account Interest)	$32.3	$99.7	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
Total	$931.9	$1,192.9
Note 8—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s direct and indirect interests in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's loans (in millions):

	March 31, 2023			December 31, 2022

	Principal Outstanding	Fair Value	% of Fair Value	Principal Outstanding	Fair Value	% of Fair Value
Office(1)	$1,082.5	$923.5	63.7%	$904.6	$788.4	52.9%
Apartments(1)	214.5	209.4	14.4%	214.2	209.6	14.1%
Industrial	133.6	130.8	9.0%	131.6	130.6	8.8%
Hotel	139.3	136.0	9.4%	139.3	134.9	9.1%
Retail	49.1	49.0	3.4%	226.1	225.1	15.1%
Land	1.5	1.5	0.1%	—	—	—%
	$1,620.5	$1,450.2	100.0%	$1,615.8	$1,488.6	100.0%
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
All borrowers of loans rated C or higher are current as of March 31, 2023.
The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of March 31, 2023 (in millions), listed in order of the strength of the risk rating (from strongest to weakest):

	March 31, 2023			December 31, 2022
	Number of Loans	Fair Value	% of Fair Value	Number of Loans	Fair Value	% of Fair Value
A+	1	100.2	6.9%	1	—	—%
A	1	47.6	3.3%	2	130.6	8.8%
A-	—	—	—%	1	—	—%
BBB+	2	114.2	7.9%	3	191.0	12.8%
BBB	2	134.4	9.3%	2	137.4	9.2%
BBB-	2	228.5	15.8%	1	47.5	3.2%
BB+	1	40.7	2.8%	2	64.9	4.4%
BB	1	57.8	4.0%	2	72.3	4.8%
BB-	2	79.3	5.5%	1	18.9	1.3%
B+	3	120.8	8.3%	3	87.2	5.9%
B	—	—	—%	2	72.5	4.9%
B-	4	117.8	8.1%	5	171.0	11.5%
CCC+	1	38.2	2.6%	3	223.4	15.0%
CCC	3	63.8	4.4%	—	—	—%
CCC-	2	122.0	8.4%	2	60.9	4.1%
CC	1	21.8	1.5%	1	66.0	4.4%
C	2	91.8	6.3%	1	75.1	5.0%
D	1	—	—%	—	—	—%
NR(1)	4	71.3	4.9%	3	69.9	4.7%
	33	$1,450.2	100.0%	35	$1,488.6	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of March 31, 2023 and December 31, 2022, all loans with NR designations were with related parties. The loans are collateralized by equity interests in real estate investments.
The following table represents loans receivable in nonaccrual status as of March 31, 2023 (in millions). Loans are placed in nonaccrual status when a loan is more than 90 days in arrears or at any point when management believes the full collection of principal is doubtful.

Aging	Number of Loans	Principal Outstanding	Fair Value
Past Due - 90 Days +	1	$92.9	$—

Note 9—Loans Payable
At March 31, 2023, the Account had outstanding loans payable secured by the following assets (in millions):

Property	Annual Interest Rate and Payment Frequency	Principal Amounts Outstanding as of		Maturity
		March 31, 2023	December 31, 2022

1001 Pennsylvania Avenue(1)	3.70% paid monthly	$299.4	$301.2	June 1, 2023
Biltmore at Midtown	3.94% paid monthly	36.4	36.4	July 5, 2023
Cherry Knoll	3.78% paid monthly	35.3	35.3	July 5, 2023
Lofts at SoDo	3.94% paid monthly	35.1	35.1	July 5, 2023
San Diego Office Portfolio(2)	1.61% + SOFR paid monthly	58.2	58.2	August 9, 2023
Pacific City	2.10% + SOFR paid monthly	105.0	105.0	October 1, 2023
The Stratum(2)	2.25% + LIBOR paid monthly	40.4	40.4	May 9, 2024
Spring House Innovation Park(2)	1.25% + LIBOR paid monthly	55.5	52.3	July 9, 2024
1401 H Street NW	3.65% paid monthly	115.0	115.0	November 5, 2024
The District on La Frontera(1)	3.84% paid monthly	36.8	37.0	December 1, 2024
The District on La Frontera(1)	4.96% paid monthly	4.2	4.2	December 1, 2024
Circa Green Lake	3.71% paid monthly	52.0	52.0	March 5, 2025
Union - South Lake Union	3.66% paid monthly	57.0	57.0	March 5, 2025
Holly Street Village	3.65% paid monthly	81.0	81.0	May 1, 2025
Henley at Kingstowne(1)	3.60% paid monthly	67.3	67.7	May 1, 2025
32 South State Street	4.48% paid monthly	24.0	24.0	June 6, 2025
Project Sonic(2)	2.00% + SOFR paid monthly	93.5	—	June 9, 2025
Vista Station Office Portfolio(1)	4.00% paid monthly	18.5	18.6	July 1, 2025
780 Third Avenue	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue	3.55% paid monthly	20.0	20.0	August 1, 2025
Reserve at Chino Hills(2)	1.50% + LIBOR paid monthly	74.4	72.5	August 9, 2025
Vista Station Office Portfolio(1)	4.20% paid monthly	41.7	41.9	November 1, 2025
Sixth & Main(2)(3)	1.87% + LIBOR paid monthly	—	41.1	November 9, 2025
701 Brickell Avenue(1)	3.66% paid monthly	177.6	178.5	April 1, 2026
Marketplace at Mill Creek	3.82% paid monthly	39.6	39.6	September 11, 2027
Overlook At King Of Prussia	3.82% paid monthly	40.8	40.8	September 11, 2027
Winslow Bay	3.82% paid monthly	25.8	25.8	September 11, 2027
1900 K Street, NW(1)	3.93% paid monthly	160.6	161.1	April 1, 2028
99 High Street	3.90% paid monthly	277.0	277.0	March 1, 2030
Total Principal Outstanding		$2,222.1	$2,168.7
Fair Value Adjustment(4)		(92.2)	(99.0)
Total Loans Payable		$2,129.9	$2,069.7

(1)The mortgage is adjusted monthly for principal payments.
(2)The loan is collateralized by a mezzanine loan receivable. The mezzanine loan receivable is collateralized by the property reflected within the table above.
(3)The principal amount of the outstanding debt was paid off during the quarter.
(4)The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1—Organization and Significant Accounting Policies.

Note 10—Credit Facility
The Account has a credit agreement (the “Credit Agreement”) with a syndicate of third-party bank lenders, including JPMorgan Chase Bank, N.A., comprised of revolving credit loans ("Line of Credit") up to $945.0 million and up to $500.0 million in term loans ("Term Loans"). The Account may use the proceeds of borrowings under the Credit Agreement for general organizational purposes in the ordinary course of business, including to finance certain real estate portfolio investments. The Account may prepay borrowings under the Credit Facility at any time during the life of the loan without penalty.
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
As of March 31, 2023, the Account was in compliance with all covenants required by the Credit Agreement.
The following table provides a summary of the key characteristics of the Credit Agreement, as of March 31, 2023:

Current Balance - Line of Credit (in millions)	$—
Current Balance - Term Loans (in millions)	$500.0
Maximum Capacity (in millions)	$1,445.0
Inception Date	September 16, 2022
Revolving Commitment Termination and Term Loan Maturity Date	September 16, 2024
Extension Option(1)	Yes
ABR Revolving Credit Loans Interest Rate	ABR + Applicable Margin
ABR Term Loans Interest Rate	ABR + Applicable Margin
SOFR Revolving Credit Loans Interest Rate	Adjusted SOFR + Applicable Margin
SOFR Term Loans Interest Rate(3)	Adjusted SOFR + Applicable Margin
Facility Fee (2)	0.125% - 0.20% quarterly

(1) The Account has three options to extend the Commitment Termination Date for an additional twelve months each. The Account may also request additional funding, not to exceed $55.0 million, at any time prior to the Commitment Termination Date or the Term Loan Maturity Date; however, this request is subject to approval at the sole discretion of the lenders and is not guaranteed.

(2) The Account is charged a fee on the Line of Credit, whether used or unused, which is determined based on the Account's loan-to-value ratio.
(3) The weighted average interest rate for the three months ended March 31, 2023 was 5.629%.
Note 11—Senior Notes Payable
In June 2022, the Account entered into a note purchase agreement with certain qualified institutional investors. Under the note purchase agreement, the Account issued $500.0 million of debt securities, in the form of Series A senior notes and Series B senior notes (the "Series A and B Notes"). The Account is obligated to repay the Series A and B Notes at par, plus accrued and unpaid interest to, but not including, the date of repayment. The Account may also prepay the Series A and B Notes in whole or in part at any time, or from time to time, at the Account's option at par plus accrued interest to the prepayment date and, if prepaid on or before 90 days prior to the applicable maturity date, a make-whole premium.
On March 21, 2023, the Account entered into another note purchase agreement with certain qualified institutional investors. Under this note purchase agreement, the Account agreed to issue on May 30, 2023, $400.0 million of debt securities, in the form of Series C senior notes (the "Series C Notes") that will mature on May 30, 2027. The Series C Notes will bear interest at an annual rate of 5.50%, payable semi-annually and will be subject to the same prepayment terms as the Series A and B Notes.

As of March 31, 2023, the Account was in compliance with all covenants required by the note purchase agreements.
The following table provides a summary of the key characteristics of the outstanding senior notes payable, as of March 31, 2023:

	Principal (in millions)	Interest Rate	Maturity Date
Series A	$300.0	3.24%	June 10, 2029
Series B	$200.0	3.35%	June 10, 2032
Note 12—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Three Months Ended March 31, 2023	Years Ended December 31,
		2022	2021	2020

Per Accumulation Unit Data:
Rental income	$6.520	$23.751	$22.672	$21.145
Real estate property level expenses and taxes	3.041	11.042	10.683	10.027
Real estate income, net	3.479	12.709	11.989	11.118
Other income	1.954	6.559	5.474	4.980
Total income	5.433	19.268	17.463	16.098
Expense charges(1)	1.361	5.121	4.035	3.603
Investment income, net	4.072	14.147	13.428	12.495
Net realized and unrealized gain (loss) on investments and debt	(17.471)	28.011	64.615	(16.195)
Net increase (decrease) in Accumulation Unit Value	(13.399)	42.158	78.043	(3.700)
Accumulation Unit Value:
Beginning of period	556.923	514.765	436.722	440.422
End of period	$543.524	$556.923	$514.765	$436.722
Total return(3)	(2.41)%	8.19%	17.87%	(0.84)%
Ratios to Average net assets(2):
Expenses(1)	0.98%	0.89%	0.84%	0.81%
Investment income, net	2.94%	2.45%	2.82%	2.85%
Portfolio turnover rate(3):
Real estate properties(4)	0.2%	5.6%	7.6%	7.1%
Marketable securities(5)	7.0%	4.7%	—%	113.4%
Accumulation Units outstanding at end of period (millions)	50.5	52.1	53.4	52.0
Net assets end of period (millions)	$28,050.3	$29,658.1	$28,072.0	$23,243.9
(1)Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year-to-date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.
(2)Percentages for the three months ended March 31, 2023 are annualized.
(3)Percentages for the three months ended March 31, 2023 are not annualized.
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

Note 13—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Three Months Ended March 31, 2023	For the Year Ended December 31, 2022

Outstanding:
Beginning of period	52.1	53.4
Credited for premiums	0.9	5.4
Annuity, other periodic payments, withdrawals and death benefits	(2.5)	(6.7)
End of period	50.5	52.1
Note 14—Commitments and Contingencies
Commitments—As of March 31, 2023 and December 31, 2022, the Account had the following immediately callable commitments to purchase additional interests in its real estate funds or provide additional funding through its loans receivable investments (in millions):

	Commitment Expiration	March 31, 2023	December 31, 2022

Real Estate Funds(1)
Silverpeak NRE FundCo 3 LLC	06/2023	$67.4	$70.0
SP V - II, LLC	08/2023	10.0	10.0
Veritas Trophy VI, LLC	08/2023	13.0	15.4
Taconic New York City GP Fund, LP	11/2023	—	4.2
JCR Capital - REA Preferred Equity Parallel Fund	02/2024	41.8	48.6
Flagler - REA Healthcare Properties Partnership	02/2025	—	1.2
Townsend Group Value-Add Fund	12/2026	77.2	84.7
Silverpeak NRE FundCo LLC	12/2028	26.2	26.2
Silverpeak NRE FundCo 2 LLC	12/2029	25.4	29.6
		$261.0	$289.9
Loans Receivable(2)
311 South Wacker Mezzanine	03/2023	—	2.2
SCG Oakland Portfolio Mezzanine	04/2023	0.5	5.4
Five Oak Mezzanine	05/2023	1.5	1.5
MRA Hub 34 Holding, LLC	08/2023	1.4	1.5
Liberty Park Mezzanine	11/2023	2.6	2.6
Colony New England Hotel Portfolio Senior Loan	11/2023	3.6	3.6
Colony New England Hotel Portfolio Mezzanine	11/2023	1.2	1.2
Exo Apartments Mezzanine	01/2024	3.9	2.4
The Stratum Senior Loan	05/2024	1.3	1.3
The Stratum Mezzanine	05/2024	0.4	0.4
Spring House Innovation Park Senior Loan	07/2024	19.5	23.4
Spring House Innovation Park Mezzanine	07/2024	6.5	7.8
Project Sonic Senior Loan	06/2025	2.4	3.9
Project Sonic Mezzanine	06/2025	0.8	1.3
One Biscayne Tower Senior Loan	07/2025	31.8	31.8
One Biscayne Tower Mezzanine	07/2025	10.6	10.6
The Reserve at Chino Hills	08/2025	10.7	12.7
735 Watkins Mill	08/2025	7.7	9.2

	Commitment Expiration	March 31, 2023	December 31, 2022
Sixth and Main Senior Loan	11/2025	5.3	6.2
Sixth and Main Mezzanine	11/2025	2.8	3.4
		$114.5	$132.4

TOTAL COMMITMENTS		$375.5	$422.3
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
Note 15—Subsequent Events
In preparing these financial statements, Management has evaluated events and transactions for potential recognition or disclosure subsequent to March 31, 2023, through May 5, 2023, the date the financial statements were issued and determined there were no material events or transactions to disclose.

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	March 31, 2023		December 31, 2022
	Fair Value	% of Net Assets	Fair Value	% of Net Assets

Alabama
Retail	53.5	0.2%	55.3	0.2%
	$53.5	0.2%	$55.3	0.2%
Arizona
Industrial	50.4	0.2%	48.3	0.2%
Land	4.5	—%	4.3	—%
	$54.9	0.2%	$52.6	0.2%
California
Industrial	3,926.3	14.0%	3,924.6	13.2%
Apartment	1,525.6	5.4%	1,567.0	5.3%
Office	568.4	2.0%	574.2	1.9%
Retail	437.2	1.6%	441.0	1.5%
	$6,457.5	23.0%	$6,506.8	21.9%
Colorado
Office	83.1	0.3%	102.0	0.3%
Industrial	46.7	0.2%	49.0	0.2%
	$129.8	0.5%	$151.0	0.5%
Connecticut
Office	33.3	0.1%	35.4	0.1%
	$33.3	0.1%	$35.4	0.1%
Florida
Apartment	1,240.8	4.4%	1,304.4	4.4%
Industrial	736.4	2.6%	714.0	2.4%
Office	495.8	1.8%	503.0	1.7%
Retail	157.1	0.6%	157.6	0.5%
	$2,630.1	9.4%	$2,679.0	9.0%
Georgia
Apartment	425.0	1.5%	456.7	1.5%
Retail	256.2	0.9%	253.7	0.9%
Industrial	242.9	0.9%	258.3	0.9%
	$924.1	3.3%	$968.7	3.3%
Illinois
Retail	180.7	0.7%	189.3	0.6%
Industrial	157.8	0.6%	182.1	0.6%
Apartment	124.0	0.4%	129.4	0.4%
Land	38.0	0.1%	5.7	—%
	$500.5	1.8%	$506.5	1.7%
Indiana
Industrial	102.0	0.4%	108.0	0.4%
	$102.0	0.4%	$108.0	0.4%
Maryland
Apartment	87.2	0.3%	86.5	0.3%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	March 31, 2023		December 31, 2022
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Industrial	77.9	0.3%	68.4	0.2%
Retail	72.3	0.3%	74.4	0.3%
	$237.4	0.9%	$229.3	0.8%
Massachusetts
Office	668.6	2.4%	687.3	2.3%
Industrial	161.7	0.6%	169.5	0.6%
Retail	123.0	0.4%	123.0	0.4%
Apartment	56.3	0.2%	57.7	0.2%
	$1,009.6	3.6%	$1,037.5	3.5%
Minnesota
Industrial	148.3	0.5%	149.1	0.5%
Apartment	95.3	0.3%	100.8	0.3%
	$243.6	0.8%	$249.9	0.8%
New Jersey
Industrial	373.4	1.3%	388.7	1.3%
Retail	89.2	0.3%	90.5	0.3%
	$462.6	1.6%	$479.2	1.6%
New York
Office	740.9	2.6%	787.0	2.7%
Apartment	272.9	1.0%	266.8	0.9%
	$1,013.8	3.6%	$1,053.8	3.6%
North Carolina
Retail	90.1	0.3%	90.3	0.3%
Apartment	81.5	0.3%	86.4	0.3%
	$171.6	0.6%	$176.7	0.6%
Oregon
Apartment	39.5	0.1%	41.3	0.1%
	$39.5	0.1%	$41.3	0.1%
Pennsylvania
Retail	67.1	0.2%	68.1	0.2%
	$67.1	0.2%	$68.1	0.2%
South Carolina
Apartment	82.7	0.3%	89.5	0.3%
Retail	47.2	0.2%	46.9	0.2%
	$129.9	0.5%	$136.4	0.5%
Tennessee
Retail	150.1	0.5%	149.5	0.5%
Industrial	71.2	0.3%	73.9	0.3%
Apartment	38.5	0.1%	38.6	0.1%
	$259.8	0.9%	$262.0	0.9%
Texas
Industrial	965.3	3.4%	936.5	3.2%
Apartment	685.4	2.4%	706.9	2.4%
Office	556.7	2.0%	591.8	2.0%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	March 31, 2023		December 31, 2022
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Hotel	90.0	0.3%	87.6	0.3%
	$2,297.4	8.1%	$2,322.8	7.8%
Utah
Office	111.7	0.4%	119.5	0.4%
	$111.7	0.4%	$119.5	0.4%
Virginia
Apartment	411.5	1.5%	414.0	1.4%
Retail	153.1	0.6%	152.7	0.5%
Office	106.3	0.4%	114.1	0.4%
	$670.9	2.5%	$680.8	2.3%
Washington
Industrial	587.8	2.1%	595.2	2.0%
Apartment	311.1	1.1%	327.1	1.1%
	$898.9	3.2%	$922.3	3.1%
Washington D.C.
Office	1,224.6	4.4%	1,248.0	4.2%
Apartment	333.8	1.2%	353.1	1.2%
	$1,558.4	5.6%	$1,601.1	5.4%
TOTAL REAL ESTATE PROPERTIES
(Cost: $14,424.5 and $14,323.2)	$20,057.9	71.5%	$20,444.0	68.9%

REAL ESTATE JOINT VENTURES
Location/Sector	March 31, 2023		December 31, 2022
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Arizona
Land	23.7	0.1%	17.3	0.1%
	$23.7	0.1%	$17.3	0.1%
California
Office	958.4	3.4%	1,082.2	3.6%
Retail	50.9	0.2%	50.6	0.2%
	$1,009.3	3.6%	$1,132.8	3.8%
Florida
Retail	605.9	2.2%	624.8	2.1%
	$605.9	2.2%	$624.8	2.1%
Georgia
Land	7.1	—%	—	—%
	$7.1	—%	$—	—%
Maryland
Land	28.5	0.1%	16.0	0.1%
Retail	16.9	0.1%	17.1	0.1%
	$45.4	0.2%	$33.1	0.1%
Massachusetts
Office	423.0	1.5%	447.6	1.5%
	$423.0	1.5%	$447.6	1.5%
Nevada
Retail	505.4	1.8%	503.9	1.7%
	$505.4	1.8%	$503.9	1.7%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE JOINT VENTURES
Location/Sector	March 31, 2023		December 31, 2022
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
New York
Office	124.7	0.4%	139.7	0.5%
Industrial	73.5	0.3%	78.5	0.3%
Apartment	48.0	0.2%	51.7	0.2%
Retail	34.5	0.1%	32.9	0.1%
	$280.7	1.0%	$302.8	1.0%
North Carolina
Apartments	92.7	0.3%	—	—%
Office	43.8	0.2%	49.3	0.2%
Retail	41.6	0.1%	143.0	0.5%
Land	29.7	0.1%	30.8	0.1%
	$207.8	0.7%	$223.1	0.8%
South Carolina
Apartment	60.8	0.2%	60.0	0.2%
Land	7.8	—%	8.7	—%
	$68.6	0.2%	$68.7	0.2%
Tennessee
Retail	213.2	0.8%	225.0	0.8%
	$213.2	0.8%	$225.0	0.8%
Texas
Office	329.7	1.2%	348.8	1.2%
Industrial	55.0	0.2%	53.3	0.2%
Land	23.8	0.1%	28.8	0.1%
	$408.5	1.5%	$430.9	1.5%
Washington
Office	112.1	0.4%	135.9	0.5%
	$112.1	0.4%	$135.9	0.5%
Various(1)
Storage	1,292.4	4.6%	1,310.2	4.4%
Apartment	1,064.3	3.8%	1,146.4	3.9%
Office	460.6	1.6%	471.7	1.6%
	$2,817.3	10.0%	$2,928.3	9.9%
Foreign(2)
Land	24.8	0.1%	20.4	0.1%
Other(3)	9.3	—%	9.0	—%
	$34.1	0.1%	$29.4	0.1%
TOTAL REAL ESTATE JOINT VENTURES
(Cost: $5,789.4 and $5,738.1)	$6,762.1	24.1%	$7,103.6	24.0%
(1)Properties within these investments are located throughout the United States.
(2)Property is located outside of the United States.
(3)The value represents the equity interest in the joint venture, which does not currently hold any properties.

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES
	March 31, 2023		December 31, 2022
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Corporate bonds	273.2	1.0%	536.4	1.8%
U.S. government agency notes	709.2	2.5%	902.9	3.0%
Foreign government agency notes	17.1	0.1%	16.9	0.1%
U.S. treasury securities	255.8	0.9%	574.0	1.9%
TOTAL MARKETABLE SECURITIES
(Cost: $1,273.4 and $2,077.1)	$1,255.3	4.5%	$2,030.2	6.8%

TOTAL REAL ESTATE FUNDS
(Cost: $815.2 and $787.7)	$931.9	3.3%	$893.4	3.0%

TOTAL REAL ESTATE OPERATING BUSINESS
(Cost: $355.0 and $355.0)	$636.0	2.3%	$641.9	2.2%

TOTAL LOANS RECEIVABLE
(Cost: ($1,549.2 and $1,546.0)	$1,378.9	4.9%	$1,418.7	4.8%

TOTAL LOANS RECEIVABLE WITH RELATED PARTIES
(Cost: $71.3 and $69.9)	$71.3	0.3%	$69.9	0.2%

TOTAL INVESTMENTS
(Cost: $24,278.0 and $24,897.0)	$31,093.4	110.9%	$32,601.7	109.9%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Account’s financial condition and results of operations should be read together with the Consolidated Financial Statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, and the section entitled “Item 1A. Risk Factors,” of the Account's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 9, 2023 (the "Form 10-K"), as such risk factors may be updated in Item 1A of this Form 10-Q or in subsequent reports. The past performance of the Account is not indicative of future results.
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
•Potential liability for damage to the environment or injury to individuals caused by hazardous substances used or found on its properties, as well as risks associated with federal and state environmental laws, that may impose restrictions on the manner in which a property may be used;
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
Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended March 31, 2023 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.
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
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. Management intends that the Account will not hold more than 10% of net assets in such securities on a long-term basis. As of March 31, 2023, the Account did not hold any publicly traded REIT securities or CMBS.
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
Foreign Investments. The Account may also make foreign real estate, foreign real estate-related investments and foreign liquid, fixed-income investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management does not intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of March 31, 2023, the fair value of the Account's foreign real estate investments was $34.1 million.
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
FIRST QUARTER 2023 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook

Key Macro Economic Indicators*	Actuals		Forecast
	2022	1Q 2023	2023	2024
Economy(1)
Gross Domestic Product ("GDP")	0.9%	2.1%	1.2%	2.2%
Employment Growth (2)	401	345	115	59
Unemployment Rate	3.6%	3.5%	3.9%	4.2%
Interest Rates(3)
10 Year Treasury	3.9%	3.5%	4.0%	3.8%
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
Global growth conditions remained subdued at the start of the year, as major economies continue to deal with persistently high inflation, tight monetary policy and the continued fallout from the Russia/Ukraine conflict. The U.S. economy grew at an estimated 2.1% annualized pace quarter-over-quarter in the first quarter of 2023, as year-over-year growth improved to 1.2%. The labor market continued to surprise on the upside in recent months, with employers hiring over a million new workers in the first quarter and unemployment remaining near historic lows at 3.5%. In addition, inflation remains above the Federal Reserve’s target rate but continued to ease in the first quarter. As a result, real income growth improved during the quarter, leaving consumers in a solid position to increase spending.
Other areas of the U.S. economy have sputtered at the start of the year. High interest rates and tighter lending standards have stunted activity in the housing sector and curbed business investment growth. Manufacturing production has also struggled in 2023 and is now 1.1% lower than at this point last year.
Recent turmoil in the banking sector has introduced some additional risk into the economic outlook. The U.S. government quickly moved to backstop deposits at Silicon Valley Bank and Signature Bank and has signaled that it is willing to provide support to other banking institutions to prevent contagion in financial markets. To the extent that this is successful, the impact of recent troubles on the broader macroeconomy is likely to be minimal. However, some financial institutions are likely to tighten lending conditions further to shore up balance sheets, and a broader fallout in the financial sector with wide-ranging economic implications is possible if the government’s planned backstop proves to be insufficient.
Despite challenges in the banking sector, the Federal Reserve continued to tighten monetary policy in the first quarter, raising the federal funds rate 25 basis points in February and matching that increase in March. Cumulatively, the central bank has now raised the effective federal funds rate 475 basis points since the start of 2022, bringing the target range to 4.75%-5%. Federal Reserve officials have consistently stated that they are committed to bringing inflation back to normal, even if the economy falls into recession in upcoming quarters. However, recent statements suggest that the central bank is nearing the end of the current rate hiking cycle, with markets expecting only one more 25 basis point increase this year.

Real Estate Market Conditions and Outlook
Elevated interest rates continued to disrupt private commercial real estate markets in the first quarter of 2023, putting upward pressure on cap rates and reducing property values across all core property types. Macroeconomic uncertainty and interest rate volatility remain headwinds in capital markets, leading to limited liquidity and reduced deal activity. According to preliminary results from Real Capital Analytics, sales of commercial properties fell to $85.6 billion in the first quarter of 2023, down 42.0% from the fourth quarter of 2022 and down 55.9% year-over-year. Sector fundamentals remain solid in key focus areas like housing, industrial, and alternatives, however, which benefit from low vacancy rates and healthy net operating income growth.
The Account returned -2.41% in the first quarter of 2023 and 0.14% since March 31, 2022. Over the last year, borrowing costs have increased in response to high inflation, which caused a decrease in transaction activity. As a result of both factors, property values have been adjusted downward. The first quarter net return was negative for the second consecutive quarter since September 2020 and reflects the impact of these broader economic conditions. Despite market headwinds, the Account remains focused on improving portfolio diversification by reducing exposure to lower-growth assets and acquiring assets with higher growth prospects and economic resiliency. The Account has been less active from a transaction standpoint in 2023 due to the ongoing market volatility and will closely monitor conditions for the most prudent timing for potential dispositions and acquisitions.
Data for the Account’s top five markets in terms of market value as of March 31, 2023 are provided below. The five markets presented below represent 41.9% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 92.0% leased.

Top 5 Metro Areas by Fair Market Value(1)	Account % Leased Fair Value Weighted(2)	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio(3)	Metro Area Fair Value as a % of Total Investments
Riverside-San Bernardino-Ontario, CA	100.0%	7	9.9%	8.6%
Washington-Arlington-Alexandria, DC-VA-MD-WV	84.9%	18	9.5%	8.2%
Los Angeles-Long Beach-Anaheim, CA	84.9%	22	9.1%	7.8%
Miami-Fort Lauderdale-West Palm Beach, FL	95.6%	14	7.1%	6.1%
New York-Newark-Jersey City, NY-NJ-PA	86.4%	14	6.3%	5.4%
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
Office
The office sector continued to be challenged in the first quarter of 2023. Uncertainty surrounding the market, heightened by the recent bank failures, has weakened both investor and lessor demand. Most large companies have settled into hybrid working models, and while they are encouraging employees to be present in the office a few days a week, they are still finding themselves with under utilized space. Vacancy is likely to remain elevated throughout 2023.
Vacancy nationwide remained at 12.5% for the first quarter of 2023, as reported by CoStar. Vacancy rates have remained high in large downtown markets, such as Dallas, Washington D.C. and New York, while suburban markets are experiencing some rent growth. Although new construction has slowed, expected deliveries will be dropped into a weak leasing environment and drive vacancy rates higher in the coming year. The vacancy rate of the Account’s office portfolio decreased to 17.4% in the first quarter of 2023, as compared to 19.6% in the prior quarter. The above-average vacancy rate in the New York metro area is driven by two properties currently undergoing redevelopment to increase the long term value of the properties. The vacancy rate in the New York metro will remain elevated over the near term as legacy tenants fully vacate the properties and redevelopment efforts continue. The elevated vacancy in the other top markets is due to expiring leases. The depth of large tenants is thin which is causing difficulty in re-leasing the space once leases expire.

			Account Square Foot Weighted Average Vacancy		Market Vacancy(2)
Top 5 Office Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q1 2023	Q4 2022	Q1 2023	Q4 2022
			17.4%	19.6%	12.5%	12.5%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,330.9	4.3%	16.8%	18.0%	15.7%	15.5%
Boston-Cambridge-Newton, MA-NH	1,091.6	3.5%	20.5%	18.7%	10.4%	9.8%
New York-Newark-Jersey City, NY-NJ-PA	884.1	2.8%	23.9%	33.3%	13.0%	12.5%
San Diego-Carlsbad, CA	666.6	2.1%	5.6%	2.7%	10.9%	10.8%
Dallas-Fort Worth-Arlington, TX	556.7	1.8%	25.9%	23.4%	17.9%	17.7%
(1)The table above has been standardized to depict MSA definitions.
(2)Source: CoStar. Market vacancy is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space. Market vacancy rates are subject to change.
Industrial
The industrial sector saw record-breaking activity in 2022. Consumers' long-term shift to e-commerce caused demand for industrial space to rise to unprecedented levels. Leasing activity in the first quarter of 2023 remained steady; however, demand is softening as inflation and rising interest rates have caused a reduction in consumption and construction. The need for improved supply chain and automation is expected to keep demand steady in 2023.
The national industrial availability remained at 3.9% in the first quarter of 2023, as reported by CoStar. The average vacancy rate of the industrial properties held by the Account decreased from 2.6% in the fourth quarter of 2022 to 1.7% in the first quarter of 2023, due to new leases at existing properties.

			Account Square Foot Weighted Average Vacancy		Market Vacancy(2)
Top 5 Industrial Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q1 2023	Q4 2022	Q1 2023	Q4 2022
Account / Nation			1.7%	2.6%	3.9%	3.9%
Riverside-San Bernardino-Ontario, CA	$2,551.1	8.2%	—%	—%	2.9%	1.9%
Los Angeles-Long Beach-Anaheim, CA	782.3	2.5%	5.1%	3.3%	3.2%	2.4%
Dallas-Fort Worth-Arlington, TX	630.4	2.0%	3.6%	8.0%	6.3%	5.4%
Seattle-Tacoma-Bellevue, WA	587.8	1.9%	—%	—%	4.6%	3.8%
Miami-Fort Lauderdale-West Palm Beach, FL	515.3	1.7%	1.2%	1.2%	2.6%	2.7%
(1)The table above has been standardized to depict MSA definitions.
(2)Source: CoStar. Market vacancy is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space. Market vacancy rates are subject to change.
Multi-Family
Demand for apartments began to slow down towards the end of 2022 due to rising rental rates and slow economic growth. Remaining projected deliveries for 2023 will most likely drive the vacancy rate slightly higher as construction of luxury properties took precedence during the pandemic and they are now being delivered to a market that is looking for mid-priced housing. Despite these challenges, the national apartment vacancy rate remained flat at 5.2% from the fourth quarter of 2022 through the first quarter of 2023, as reported by RealPage, and is expected to remain steady throughout 2023. The vacancy rate of the Account’s apartment properties increased to 6.9% in the first quarter of 2023 as compared to 6.6% in the prior quarter, driven by small declines in occupancy across the Account's properties.

			Account Units Weighted Average Vacancy		Market Vacancy(2)
Top 5 Apartment Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q1 2023	Q4 2022	Q1 2023	Q4 2022
Account / Nation			6.9%	6.6%	5.2%	5.2%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$832.5	2.7%	6.9%	7.4%	5.2%	5.1%
Los Angeles-Long Beach-Anaheim, CA	826.7	2.7%	9.2%	8.5%	4.3%	4.1%
Miami-Fort Lauderdale-West Palm Beach, FL	750.8	2.4%	8.1%	7.5%	4.2%	3.8%
Atlanta-Sandy Springs-Roswell, GA	425.0	1.4%	10.3%	10.6%	6.9%	6.4%
Tampa-St. Petersburg-Clearwater, FL	330.1	1.1%	6.6%	9.2%	5.7%	5.5%
(1)The table above has been standardized to depict MSA definitions.
(2)Source: RealPage. Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units. Market vacancy rates are subject to change.
Retail
National vacancy rates remained flat at 4.3% in the first quarter of 2023; however, the retail sector is likely to face some short-term demand headwinds in 2023 as high inflation, higher interest rates and economic uncertainty continue to pressure consumer spending. Physical retail locations face strong competition from online retailers. Changes in consumer spending patterns may increasingly favor online retailers over physical retail locations.
The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers, which tend to have higher vacancy rates than the overall national retail market. The Account has over 1,100 retailers across its portfolio, with its largest retail exposure comprising less than 5.0% of total retail rentable area. The retail portfolio is managed to minimize significant exposure to any single retailer. The Account’s retail vacancy increased to 11.0% in the first quarter of 2023, up from 9.0% in the fourth quarter of 2022, due to two large tenants' leases expiring at two of the Account's properties.

			Account Units Weighted Average Vacancy		Market Vacancy*
	Total Exposure ($M)	% of Total Investments	Q1 2023	Q4 2022	Q1 2023	Q4 2022
All Retail			11.0%	9.0%	4.3%	4.3%
Lifestyle & Mall	$1,551.8	5.0%	15.4%	12.7%	8.8%	8.8%
Neighborhood, Community & Strip	1,321.6	4.3%	6.4%	4.9%	5.9%	5.9%
Power Center**	454.9	1.5%	13.7%	11.9%	4.5%	4.4%
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
Hotel
Despite inflation and the rising costs of travel, the hotel industry had strong occupancy in the first quarter of 2023 due primarily to the continued improvement in business travel and other group travel. Growth is expected to continue through the summer months of 2023 as leisure travel increases, eventually tapering off but remaining strong through the end of the year.

The Account's exposure to the hospitality sector is limited to one hotel in the Dallas metro area. The hotel is located in a business park in the Dallas metro area and caters largely to business travelers. Key metrics to track hotel performance include occupancy, the average daily rate (“ADR”) and revenue per available room (“RevPAR”). For the quarter ended March 31, 2023, occupancy of the property increased to 61.5%, as compared to 45.0% in the previous quarter. ADR and RevPAR were $148.82 and $161.31, respectively, for the first quarter of 2023, as compared to $129.07 and $103.20, respectively, in the prior quarter.
INVESTMENTS
As of March 31, 2023, the Account held 86.3% of its total investments in real estate and real estate joint ventures. The Account also held investments in loans receivable, including those with related parties, representing 4.6% of total investments, real estate funds representing 3.0% of total investments, U.S. government agency notes representing 2.3% of total investments, a real estate operating business representing 2.0% of total investments, corporate bonds representing 0.9% of total investments, U.S. treasury securities representing 0.8% of total investments and foreign government agency notes representing 0.1% of total investments.
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of March 31, 2023 was $1.9 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $3.0 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the Consolidated Schedules of Investments. Total outstanding principal on the Account’s portfolio as of March 31, 2023, inclusive of loans payable within the joint venture investments, $322.0 million in loans collateralized by a loan receivable, $500.0 million of term loans outstanding and $500.0 million in senior notes payable, was $6.2 billion, which represented a loan-to-value ratio of 18.1%.
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
The following table lists the Account's ten largest investments as of March 31, 2023. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Concentrations of Risk.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	$1,300.0	$—	$1,300.0	4.3%	3.8%
Simpson Housing Portfolio	80%	Various	U.S.A	Apartment	1,153.6	376.5	777.1	3.9%	3.4%
Fashion Show	50%	Las Vegas	NV	Retail	914.8	417.5	497.3	3.0%	2.7%
1001 Pennsylvania Avenue	100%	Washington	DC	Office	701.0	299.4	401.6	2.3%	2.0%
The Florida Mall	50%	Orlando	FL	Retail	688.6	297.6	391.0	2.3%	2.0%
Storage Portfolio II	90%	Various	U.S.A	Storage	619.6	166.1	453.5	2.1%	1.8%
Lincoln Centre	100%	Dallas	TX	Office	509.6	—	509.6	1.7%	1.5%
Great West Industrial Portfolio	100%	Rancho Cucamonga	CA	Industrial	499.0	—	499.0	1.7%	1.5%
701 Brickell Avenue	100%	Miami	FL	Office	495.8	161.8	334.0	1.7%	1.4%
99 High Street	100%	Boston	MA	Office	470.9	252.2	218.7	1.6%	1.4%
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

Results of Operations
Three months ended March 31, 2023 compared to three months ended March 31, 2022
Net Investment Income
The following table shows the results of operations for the three months ended March 31, 2023 and 2022 and the dollar and percentage changes for those periods (dollars in millions).

	For the Three Months Ended March 31,		Change
	2023	2022	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$334.5	$303.7	$30.8	10.1%
Real estate property level expenses:
Operating expenses	79.4	73.6	5.8	7.9%
Real estate taxes	53.4	51.7	1.7	3.3%
Interest expense	23.2	19.6	3.6	18.4%
Total real estate property level expenses	156.0	144.9	11.1	7.7%
Real estate income, net	178.5	158.8	19.7	12.4%
Income from real estate joint ventures	53.3	60.5	(7.2)	(11.9)%
Income from real estate funds	6.6	6.0	0.6	10.0%
Interest	40.3	20.7	19.6	94.7%
Other income	—	0.8	(0.8)	N/M
TOTAL INVESTMENT INCOME	278.7	246.8	31.9	12.9%
Expenses:
Investment management charges	21.8	22.5	(0.7)	(3.1)%
Administrative charges	11.9	13.5	(1.6)	(11.9)%
Distribution charges	4.8	7.3	(2.5)	(34.2)%
Mortality and expense risk charges	—	0.4	(0.4)	N/M
Liquidity guarantee charges	19.9	22.7	(2.8)	(12.3)%
Interest expense	11.4	1.3	10.1	N/M
TOTAL EXPENSES	69.8	67.7	2.1	3.1%
INVESTMENT INCOME, NET	$208.9	$179.1	$29.8	16.6%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the three months ended March 31, 2023 and 2022. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2023	2022	$	%	2023	2022	$	%	2023	2022	$	%
Same Property	$318.4	$282.4	$36.0	12.7%	$75.7	$67.4	$8.3	12.3%	$50.8	$48.4	$2.4	5.0%
Properties Acquired	7.4	1.1	6.3	N/M	1.3	0.1	1.2	N/M	1.6	0.1	1.5	N/M
Properties Sold	8.7	20.2	(11.5)	(56.9)%	2.4	6.1	(3.7)	(60.7)%	1.0	3.2	(2.2)	(68.8)%
Impact of Properties Acquired/Sold	16.1	21.3	(5.2)	(24.4)%	3.7	6.2	(2.5)	(40.3)%	2.6	3.3	(0.7)	(21.2)%
Total Property Portfolio	$334.5	$303.7	$30.8	10.1%	$79.4	$73.6	$5.8	7.9%	$53.4	$51.7	$1.7	3.3%
N/M—Not meaningful

Rental Income:
Rental income increased by $30.8 million, or 10.1%, when compared to the first quarter of 2022, driven by increases across the industrial, office and apartment sectors due to increased markets rents, as well as reductions in bad debt expenses and rent concessions. The Account's hotel property also experienced an increase in income which can be attributed to an increase in group catering, room rentals and short term corporate bookings when compared to the first quarter of 2022.
Operating Expenses:
Operating expenses increased $5.8 million, or 7.9%, when compared to the first quarter of 2022 due to increased repair and maintenance, utility costs and payroll expenses, at the Account's apartment, hotel and office properties.
Real estate taxes increased $1.7 million, or 3.3%, when compared to the same period in 2022, due to increases in the assessed property values of two of the Account's industrial properties located in Dallas, Texas and Minneapolis, Minnesota.
Interest Expense:
Interest expense increased $3.6 million, or 18.4%, when compared to the same period in 2022, as a result of a higher average outstanding principal balance on loans payable.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures decreased $7.2 million when compared to the same period in 2022, as a result of lower distributed income from one of the Account's retail properties located in Florida.
Income from Real Estate Funds:
Income from real estate funds increased $0.6 million when compared to the same period in 2022, primarily as a result of higher distributed income from two of the Account's real estate fund investments.
Interest Income:
Interest income increased $19.6 million in comparison to the same period of 2022, due to an increase in the Account's loans receivable portfolio.
Expenses:
Investment management, administrative and distribution costs charged to the Account are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. These expenses decreased $4.8 million from the comparable period of 2022.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. Mortality and expense risk expenses decreased between the comparative periods due to a decrease in the mortality and expense risk charge. Liquidity guarantee expenses were $2.8 million lower than the comparable period of 2022 as a result of lower average net assets.
Interest expense on the Account's line of credit and other unsecured debt increased $10.1 million when compared to the same quarter of 2022, due to the June 2022 issuance of $500.0 million of senior notes and a higher average outstanding balance on the Account's credit facility.

Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized gains and losses on investments and debt for the three months ended March 31, 2023 and 2022 and the dollar and percentage changes for those periods (dollars in millions).

	For the Three Months Ended March 31,		Change
	2023	2022	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments:
Real estate properties	$—	$(8.4)	$8.4	N/M
Real estate joint ventures	—	50.9	(50.9)	N/M
Marketable securities	(19.1)	(1.0)	(18.1)	N/M
Total realized (loss) gain on investments:	(19.1)	41.5	(60.6)	N/M
Net change in unrealized gain (loss) on:
Real estate properties	(487.4)	1,212.4	(1,699.8)	N/M
Real estate joint ventures	(377.3)	71.9	(449.2)	N/M
Real estate funds	11.0	(9.4)	20.4	N/M
Real estate operating business	(5.9)	60.4	(66.3)	N/M
Foreign currency exchange on forward contracts	(0.5)	—	(0.5)	N/M
Marketable securities	28.7	(28.6)	57.3	N/M
Loans receivable	(43.0)	1.0	(44.0)	N/M
Loans payable	(6.8)	3.7	(10.5)	N/M
Other unsecured debt	(6.9)	—	(6.9)	N/M
Net change in unrealized (loss) gain on investments and debt	(888.1)	1,311.4	(2,199.5)	N/M
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND DEBT	$(907.2)	$1,352.9	$(2,260.1)	N/M
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced unrealized losses of $487.4 million during the first quarter of 2023, compared to $1,020.4 million of net realized and unrealized gains during the comparable period of 2022. Unrealized losses in the first quarter of 2023 were driven by office properties in the Eastern, Western and Southern regions, due to decreased market demand, higher concessions and current economic conditions.
Real Estate Joint Ventures:
Real estate joint ventures experienced unrealized losses of $377.3 million during the first quarter of 2023, compared to $122.8 million of net realized and unrealized gains during the first quarter of 2022. Current quarter unrealized losses were seen across the Account's joint venture investments portfolio, with the largest losses seen in the office sectors due to a decrease in demand.
Real Estate Funds:
Real estate funds experienced unrealized gains of $11.0 million during the first quarter of 2023, compared to $9.4 million of unrealized losses during the first quarter of 2022. Unrealized gains in the first quarter of 2023 were due to a favorable valuation of one of the Account's real estate funds, driven by lower capitalization rates.

Real Estate Operating Business:
The Account's real estate operating business experienced unrealized losses of $5.9 million during the first quarter of 2023, compared to $60.4 million of unrealized gains during the first quarter of 2022. Unrealized losses in the first quarter of 2023 were the result of an unfavorable valuation supported by recent cost of capital trends and comparable trading activity.
Marketable Securities
The Account's marketable securities investments experienced net realized and unrealized gains of $9.6 million in the first quarter of 2023, compared to net realized and unrealized losses of $29.6 million during the first quarter of 2022. The current period gains are the net result of rising, and falling, interest and U.S. Treasury rates during the quarter.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced unrealized losses of $43.0 million during the first quarter of 2023 compared to $1.0 million of unrealized gains during the comparable period of 2022. The current period losses are attributed to the unfavorable valuation of an underperforming loan collateralized by an office property located in Chicago, Illinois.
Loans Payable:
Loans payable experienced unrealized losses of $6.8 million in the first quarter of 2023, compared to $3.7 million of unrealized gains during the comparable period of 2022. The unrealized losses in the first quarter of 2023 were attributable to changes in the risk-free yield curve and are partially offset by changes in credit spreads.
Other Unsecured Debt:
The Account's other unsecured debt experienced an unrealized loss of $6.9 million in the first quarter of 2023, attributable to changes in the risk-free yield curve and are partially offset by changes in credit spreads.
Liquidity and Capital Resources
As of March 31, 2023 and December 31, 2022, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $1.4 billion and $2.1 billion representing 5.1% and 7.1% of the Account’s net assets at such dates, respectively. The decrease in liquid assets during the first quarter of 2023 was largely attributable to continued market volatility and higher contract owner withdrawals driven by unfavorable market trends in the U.S. commercial real estate market, with elevated interest rates negatively impacting property values. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and contract owner redemption requests (i.e., contract owner withdrawals or benefit payments). In addition, as disclosed in the Account's Form 10-K for the year ended December 31, 2022, the Account is able to meet its short-term and long-term liquidity needs through the Liquidity Guarantee provided by TIAA. TIAA's management and the Independent Fiduciary closely monitor the Account's liquidity levels. If contract owner withdrawals continue in line with recent trends, it is likely TIAA will be required to purchase liquidity units pursuant to the Liquidity Guarantee in the second or third quarters of 2023, depending on the pace of net outflows.
Net Income and Leverage
The Account’s net investment income is a source of liquidity for the Account. Net investment income was $208.9 million for the three months ended March 31, 2023, as compared to $179.1 million for the comparable period of 2022. The increase in total net investment income is described more fully in the Results of Operations section.
The Account has a $945.0 million unsecured line of credit, accessible as needed to fund the Account's near-term investment objectives, as further described in Note 10—Credit Facility. As of March 31, 2023, the Account had not drawn on the line of credit.
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
As of March 31, 2023, the Account’s loan-to-value ratio was 18.1%. The Account's loan-to-value ratio at any time is based on the outstanding principal amount of debt to the Account's total gross asset value, and excludes leverage, if any, employed by REITs and real estate funds in which the Account invests. The ratio is measured at the time of any debt incurrence and after giving effect thereto. The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets. In calculating outstanding indebtedness, we include only the Account’s actual percentage interest in any borrowings on a joint venture investment and not that of any joint venture partner. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving or other line of credit, management includes only amounts outstanding when calculating outstanding indebtedness.
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
As of March 31, 2023, there are six mortgage obligations, totaling $569.4 million, secured by real estate investments wholly-owned by the Account that mature within the next twelve months. The Account has sufficient liquidity to meet its mortgage obligations.
Recent Transactions
The following describes transactions occurring during the first quarter of 2023 related to real estate properties, real estate joint ventures, real estate funds, loans receivable, and loans payable. Except as noted, expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. Dollar amounts are shown in millions.
Financings
New Debt

Description	Transaction Date	Interest Rate	Maturity Date	Amount
Project Sonic Senior Note	03/30/2023	2.00% + SOFR paid monthly	06/09/2025	$70.2
Project Sonic Mezzanine	03/30/2023	2.00% + SOFR paid monthly	06/09/2025	$23.4

Debt Payoff

Description	Transaction Date	Interest Rate	Sector	Maturity Date	Amount
Sixth and Main Senior Note	03/30/2023	1.87% + LIBOR paid monthly	Note-on-note	11/09/2025	$(26.9)
Sixth and Main Mezzanine	03/30/2023	1.87% + LIBOR paid monthly	Note-on-note	11/09/2025	$(14.5)

Loan Receivable
Originations

Description	Transaction Date	Interest Rate	Maturity Date	Amount
735 Watkins Mill Debt Asset	01/10/2023	6.00%	08/09/2025	$1.0

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
There have been no material changes to the Account's critical accounting policies described in the Account's Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint ventures, funds, an operating business and loans receivable, including those with related parties, which, as of March 31, 2023, represented 95.9% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:
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
As of March 31, 2023, 4.1% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., government agency notes and corporate bond securities) and, when applicable, REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements of the Account's 2022 Form 10-K. As of March 31, 2023, the Account does not invest in derivative financial instruments, although it does engage in hedging activity related to foreign currency denominated investments.
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
In addition to these risks, real estate equity securities (such as REIT securities and MBS) would be subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. For more information on the risks associated with all of the Account’s investments, see Item 1A. Risk Factors, of the Account's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 9, 2023, as such risk factors may be updated in Item 1A of this Form 10-Q or in subsequent reports.

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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2023. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
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
ITEM 1A. RISK FACTORS.
Continued liquidity challenges could adversely impact the Account’s operations, financial condition, growth and prospects and possibly trigger the Account’s Liquidity Guarantee
The Account requires sufficient liquidity to fund ongoing Account-level loan and debt commitments to make payments on its debt obligations as they become due, satisfy contract owner redemption requests, fund purchases and maintenance of portfolio properties, and meet other cash and contractual commitments. Although the Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and contract owner redemption requests (i.e., contract owner withdrawals or benefit payments), as noted above the Account has experienced a sustained decrease in liquid assets during the first quarter of 2023. The decrease in liquid assets during the first quarter of 2023 was largely attributable to continued market volatility and higher contract owner withdrawals driven by unfavorable market trends in the U.S. commercial real estate market, with elevated interest rates negatively impacting property values. If net outflows continue in line with recent trends, that could impair the Account’s ability to fund its operations and meet its obligations as they become due. In such event, it is likely TIAA will be required to purchase liquidity units pursuant to the Liquidity Guarantee in the second or third quarters of 2023, depending on the pace of net outflows, and this could have a material adverse effect on the Account’s business, financial condition and results of operations.

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
(2) Form of Contract Endorsement for Internal Transfer Limitation[24]
	(D)	(1) Form of Non-ERISA Retirement Choice Plus Contract[9]
(2) Form of Non-ERISA Retirement Choice Plus Certificate[9]
	(E)	(1) Form of Trust Company Retirement Choice Contract[10]
(2) Form of Trust Company Retirement Choice Certificate[10]
(3) Form of Trust Company Retirement Choice Contract[25]
(4) Form of Trust Company Retirement Choice Certificate[26]
	(F)	(1) Form of Trust Company Retirement Choice Plus Certificate[11]
(2) Form of Trust Company Retirement Choice Plus Contract[11]
(3) Form of Trust Company Retirement Choice Plus Certificate[27]
(4) Form of Trust Company Retirement Choice Plus Contract[28]
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

	(I)	Form of OneIRA Non-Qualified Deferred Annuity Contract (and Rate Schedule)[14]
	(J)	(1) Form of Endorsement to Retirement Choice and Retirement Choice Plus Contracts for Custom Portfolios[16]
(2) Form of Endorsement to Retirement Choice and Retirement Choice Plus Certificates for Custom Portfolios[16]
	(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate[17]
	(L)	(1)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Annuity Contract[18]
(2)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Plus Annuity Contract[18]
	(M)	Form of Retirement Plan Loan Endorsement to Group Retirement Annuity Certificate[19]
	(N)	Form of Retirement Plan Loan Endorsement to Retirement Annuity Contract[20]
	(O)	Form of Retirement Plan Loan Endorsement to Supplemental Retirement Annuity Contract[21]
	(P)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[22]
	(Q)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[23]
(10)	(A)	Engagement Letter Agreement with Independent Fiduciary, dated February 10, 2022, between TIAA, on behalf of the Registrant, and SitusAMC Real Estate Valuation Services, LLC[15]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.[8]
	(C)	Form of Note Purchase agreement, dated as of March 21, 2023, by and between TIAA, on behalf of the registrant, and the purchasers party thereto.[29]
(31)		Rule 13(a)Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications*(e)/ Rule 13a-15(e)/15d-15(e) Certifications*

(32)	Section 1350 Certifications*
(101)	The following financial information from the Quarterly Report on Form 10-Q for the period ended March 31, 2023 (Unaudited), formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities as of March 31, 2023 (Unaudited), (ii) the Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 (Unaudited), (iii) the Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2023 and 2022 (Unaudited), (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (Unaudited), and (v) the Notes to the Consolidated Financial Statements (Unaudited).**
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

(24)Previously filed and incorporated herein by reference to Exhibit 4(C)(2) to the Account’s Current Report on Form 10-K, filed with the Commission on March 9, 2023 (File No. 33-92990).
(25)Previously filed and incorporated herein by reference to Exhibit 4(E)(3) to the Account’s Current Report on Form 10-K, filed with the Commission on March 9, 2023 (File No. 33-92990).
(26)Previously filed and incorporated herein by reference to Exhibit 4(E)(4) to the Account’s Current Report on Form 10-K, filed with the Commission on March 9, 2023 (File No. 33-92990).
(27)Previously filed and incorporated herein by reference to Exhibit 4(F)(3) to the Account’s Current Report on Form 10-K, filed with the Commission on March 9, 2023 (File No. 33-92990).
(28)Previously filed and incorporated herein by reference to Exhibit 4(F)(4) to the Account’s Current Report on Form 10-K, filed with the Commission on March 9, 2023 (File No. 33-92990).
(29)Previously filed and incorporated herein by reference to the Account’s Current Report on Form 8-K, filed with the Commission on March 24, 2023 (File No. 33-92990)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of May 2023.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

	By:	/s/ Christine E. Dugan
May 5, 2023		Christine E. Dugan Executive Vice President and Product General Manager –Institutional Lifetime Income, Teachers Insurance and Annuity Association of America (Principal Executive Officer)

May 5, 2023	By:	/s/ Christopher Baraks
Christopher Baraks Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)