Form 10-Q
period 2023-06-30
TIAA REAL ESTATE ACCOUNT
filed 2023-08-04
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to __________
Commission file number: 33-92990; 333-270449
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
Yes ☐  No ☒

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)
(In millions, except per accumulation unit amounts)

	June 30,	December 31,
	2023	2022

ASSETS
Investments, at fair value:
Real estate properties (cost: $14,503.4 and $14,323.2)	$19,191.3	$20,444.0
Real estate joint ventures (cost: $5,789.6 and $5,738.1)	6,341.5	7,103.6
Real estate funds (cost: $815.8 and $787.7)	892.7	893.4
Real estate operating business (cost: $371.4 and $355.0)	653.6	641.9
Marketable securities (cost: $639.0 and $2,077.1)	639.3	2,030.2
Loans receivable (principal: $1,551.1 and $1,546.0)	1,264.5	1,418.7
Loans receivable with related parties (principal: $101.0 and $69.9)	101.0	69.9
Total investments (cost: $23,771.3 and $24,897.0)	$29,083.9	$32,601.7
Cash and cash equivalents	82.2	72.4
Due from investment manager	0.1	—
Other	360.6	359.5
TOTAL ASSETS	$29,526.8	$33,033.6
LIABILITIES
Loans payable, at fair value (principal outstanding: $1,923.5 and $2,168.7)	1,847.3	2,069.7
Other unsecured debt, at fair value (principal outstanding: $1,400.0 and $1,000.0)	1,354.4	953.1
Due to investment manager	—	7.1
Accrued real estate property expenses	279.1	291.8
Other	47.9	53.8
TOTAL LIABILITIES	$3,528.7	$3,375.5
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	25,428.3	29,025.7
Annuity Fund	569.8	632.4
TOTAL NET ASSETS	$25,998.1	$29,658.1
NUMBER OF ACCUMULATION UNITS OUTSTANDING	49.0	52.1
NET ASSET VALUE, PER ACCUMULATION UNIT	$518.533	$556.923

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
INVESTMENT INCOME
Real estate income, net:
Rental income	$337.0	$314.1	$671.5	$617.8
Real estate property level expenses and taxes:
Operating expenses	88.9	71.1	168.3	144.7
Real estate taxes	54.4	50.3	107.8	102.0
Interest expense	23.3	18.2	46.5	37.8
Total real estate property level expenses and taxes	166.6	139.6	322.6	284.5
Real estate income, net	170.4	174.5	348.9	333.3
Income from real estate joint ventures	47.4	42.5	100.7	103.0
Income from real estate funds	3.9	5.5	10.5	11.5
Interest	38.3	22.3	78.6	43.0
Other	—	—	—	0.8
TOTAL INVESTMENT INCOME	260.0	244.8	538.7	491.6
Expenses:
Investment management charges	19.8	21.4	41.6	43.9
Administrative charges	23.2	8.9	35.1	22.4
Distribution charges	1.3	5.0	6.1	12.3
Mortality and expense risk charges	—	0.1	—	0.5
Liquidity guarantee charges	18.9	22.4	38.8	45.1
Interest expense	19.0	3.1	30.4	4.4
TOTAL EXPENSES	82.2	60.9	152.0	128.6
INVESTMENT INCOME, NET	177.8	183.9	386.7	363.0
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments:
Real estate properties	—	37.9	—	29.5
Real estate joint ventures	42.1	(37.8)	42.1	13.1
Real estate funds	13.9	—	13.9	—
Foreign currency exchange on forward contracts	(2.9)	—	(2.9)	—
Marketable securities	(16.5)	(0.3)	(35.6)	(1.3)
Net realized gain (loss) on investments	36.6	(0.2)	17.5	41.3
Net change in unrealized gain (loss) on:
Real estate properties	(945.4)	939.7	(1,432.8)	2,152.1
Real estate joint ventures	(393.0)	277.1	(770.3)	349.0
Real estate funds	(39.8)	16.3	(28.8)	6.9
Real estate operating business	1.2	140.4	(4.7)	200.8
Foreign currency exchange on forward contracts	2.8	1.6	2.3	1.6
Marketable securities	18.4	(9.9)	47.1	(38.5)
Loans receivable	(116.3)	(83.2)	(159.3)	(82.2)
Loans payable	(15.9)	46.1	(22.7)	49.8
Other unsecured debt	5.6	13.8	(1.3)	13.8
Net change in unrealized (loss) gain on investments and debt	(1,482.4)	1,341.9	(2,370.5)	2,653.3
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND DEBT	(1,445.8)	1,341.7	(2,353.0)	2,694.6
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,268.0)	$1,525.6	$(1,966.3)	$3,057.6

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions, Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
FROM OPERATIONS
Investment income, net	$177.8	$183.9	$386.7	$363.0
Net realized gain (loss) on investments	36.6	(0.2)	17.5	41.3
Net change in unrealized (loss) gain on investments and debt	(1,482.4)	1,341.9	(2,370.5)	2,653.3
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	(1,268.0)	1,525.6	(1,966.3)	3,057.6
FROM CONTRACT OWNER TRANSACTIONS
Premiums	539.8	859.1	1,050.4	1,667.5
Annuity payments	(13.8)	(14.5)	(28.2)	(27.0)
Death benefits	(40.9)	(36.4)	(78.2)	(67.0)
Withdrawals	(1,269.3)	(656.0)	(2,637.7)	(1,254.3)
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM CONTRACT OWNER TRANSACTIONS	(784.2)	152.2	(1,693.7)	319.2
NET (DECREASE) INCREASE IN NET ASSETS	(2,052.2)	1,677.8	(3,660.0)	3,376.8
NET ASSETS
Beginning of period	28,050.3	29,771.0	29,658.1	28,072.0
End of period	$25,998.1	$31,448.8	$25,998.1	$31,448.8

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(1,966.3)	$3,057.6
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) on investments	(17.5)	(41.3)
Net change in unrealized loss (gain) on investments and debt	2,370.5	(2,653.3)
Purchase of real estate properties	(0.3)	(339.5)
Capital improvements on real estate properties	(181.1)	(195.8)
Proceeds from sales of real estate properties	—	334.0
Purchases of other real estate investments	(156.7)	(687.1)
Proceeds from sales of other real estate investments	159.7	392.7
Purchases and originations of loans receivable	(16.5)	(317.5)
Purchases and originations of loans receivable with related parties	(31.1)	—
Proceeds from sales of loans receivable	—	161.4
Proceeds from payoffs of loans receivable	11.4	8.4
Decrease (Increase) in other investments	1,402.4	(556.0)
Net change in due to/from investment manager	(7.2)	1.0
Increase in payable for securities purchased	—	100.0
(Increase) in other assets	(10.0)	(4.8)
(Increase) in other liabilities	(17.6)	(27.4)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,539.7	(767.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of unsecured debt	400.0	500.0
Mortgage loan proceeds received	100.0	9.1
Payments of mortgage loans	(345.1)	(46.8)
Premiums	1,050.4	1,667.5
Annuity payments	(28.2)	(27.0)
Death benefits	(78.2)	(67.0)
Withdrawals	(2,637.7)	(1,254.3)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,538.8)	781.5
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	0.9	13.9
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period cash, cash equivalents and restricted cash	117.0	46.0
Net increase in cash, cash equivalents and restricted cash	0.9	13.9
End of period cash, cash equivalents and restricted cash	$117.9	$59.9
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$38.9	$43.2
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	As of June 30,
	2023	2022
Cash and cash equivalents	$82.2	$32.1
Restricted cash(1)	35.7	27.8
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$117.9	$59.9
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
Interim Financial Information: The Consolidated Financial Statements of the Account as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Account’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).
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
The Accumulation Unit Value (“AUV”) used for financial reporting purposes may differ from the AUV used for processing transactions. The AUV used for financial reporting purposes includes security and contract owner transactions effective through the period end date to which this report relates. Total return is computed based on the AUV used for processing transactions.
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
The Account has loans receivable outstanding with related parties as of June 30, 2023. Two of the loans are with a joint venture partner and the other loans are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies of the Account's 2022 Form 10-K. The following table presents the key terms of the loans as of the reporting date (in millions):

		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
Principal						June 30, 2023	December 31, 2022
2023	2022

36.5	36.5	MRA Hub 34 Holding, LLC	95.00%	2.50% + LIBOR	9/1/2023	$36.5	$36.5
0.5	0.5	MRA 34 LLC	—%	3.75% + LIBOR	8/26/2023	0.5	0.5
32.8	32.8	THP Student Housing, LLC	97.00%	3.20%	9/1/2024	32.9	32.9
3.4	—	MR MCC 3 Sponsor, LLC	—%	6.00%	12/1/2025	3.4	—
27.8	—	THP Student Housing, LLC	97.00%	6.10%	6/30/2026	27.7	—
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						101.0	69.9

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
As of June 30, 2023, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry.
The Account’s wholly-owned real estate investments and investments in joint ventures are primarily located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of June 30, 2023:

Diversification by Fair Value(1)
	West(2)	South(3)	East(4)	Midwest(5)	Foreign(6)	Total
Industrial	17.3%	7.8%	2.6%	1.5%	—%	29.2%
Apartments	8.1%	10.9%	7.0%	1.0%	—%	27.0%
Office	6.8%	5.5%	12.1%	0.2%	—%	24.6%
Retail	3.8%	5.4%	2.9%	0.7%	—%	12.8%
Other(7)	1.9%	2.4%	1.6%	0.4%	0.1%	6.4%
Total	37.9%	32.0%	26.2%	3.8%	0.1%	100.0%

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
Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2051. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, as of June 30, 2023 and December 31, 2022 are as follows (in millions):

	As of
Years Ended	June 30, 2023		December 31, 2022
2023	$350.7	(1)	$689.0
2024	669.2		634.5
2025	602.1		556.9
2026	507.7		460.0
2027	409.2		362.0
Thereafter	1,320.6		1,276.1
Total	$3,859.5		$3,978.5
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
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (in millions):

	As of
	June 30, 2023	December 31, 2022

Assets:
Right-of-use assets, at fair value	$40.5	$43.3
Liabilities:
Ground lease liabilities, at fair value	$40.5	$43.3
Key Terms:
Weighted-average remaining lease term (years)	64.9	69.9
Weighted-average discount rate(1)	7.94%	7.51%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.
For both the six months ended June 30, 2023 and 2022, operating lease costs related to ground leases were $1.2 million and $1.1 million, respectively. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (in millions):

	As of
	June 30, 2023		December 31, 2022
Years Ended
2023	$1.3	(1)	$2.4
2024	2.5		2.4
2025	2.6		2.5
2026	2.6		2.5
2027	2.6		2.5
Thereafter	448.7		424.3
Total	$460.3		$436.6
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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3); and fair value using the practical expedient (millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at June 30, 2023
Real estate properties	$—	$—	$19,191.3	$—	$19,191.3
Real estate joint ventures	—	—	6,341.5	—	6,341.5
Real estate funds	—	—	—	892.7	892.7
Real estate operating business	—	—	653.6	—	653.6
Marketable securities:
U.S. government agency notes	—	627.3	—	—	627.3
U.S. treasury securities	—	12.0	—	—	12.0
Loans receivable(1)	—	—	1,365.5	—	1,365.5
Total Investments at June 30, 2023	$—	$639.3	$27,551.9	$892.7	$29,083.9
Loans payable	$—	$—	$(1,847.3)	$—	$(1,847.3)
Other unsecured debt	$—	$(854.4)	$(500.0)	$—	$(1,354.4)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2022
Real estate properties	$—	$—	$20,444.0	$—	$20,444.0
Real estate joint ventures	—	—	7,103.6	—	7,103.6
Real estate funds	—	—	—	893.4	893.4
Real estate operating business	—	—	641.9	—	641.9
Marketable securities:
U.S. government agency notes	—	902.9	—	—	902.9
Foreign government agency notes	—	16.9	—	—	16.9
U.S. treasury securities	—	574.0	—	—	574.0
Corporate bonds	—	536.4	—	—	536.4
Loans receivable(1)	—	—	1,488.6	—	1,488.6
Total Investments at December 31, 2022	$—	$2,030.2	$29,678.1	$893.4	$32,601.7
Loans payable	$—	$—	$(2,069.7)	$—	$(2,069.7)
Other unsecured debt	$—	$(453.1)	$(500.0)	$—	$(953.1)
(1) Includes loans receivable with related parties.
The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2023 and 2022 (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Other Unsecured Debt
For the three months ended June 30, 2023
Beginning balance April 1, 2023	$20,057.9	$6,762.1	$636.0	$1,450.2	$28,906.2	$(2,129.9)	$(500.0)
Total realized and unrealized (losses) gains included in changes in net assets	(945.4)	(350.9)	1.2	(116.3)	(1,411.4)	(15.9)	—
Purchases(1)	78.8	55.2	16.4	35.1	185.5	(1.1)	—
Sales	—	—	—	—	—	—	—
Settlements(2)	—	(124.9)	—	(3.5)	(128.4)	299.6	—
Ending balance June 30, 2023	$19,191.3	$6,341.5	$653.6	$1,365.5	$27,551.9	$(1,847.3)	$(500.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Other Unsecured Debt
For the six months ended June 30, 2023
Beginning balance January 1, 2023	$20,444.0	$7,103.6	$641.9	$1,488.6	$29,678.1	$(2,069.7)	$(500.0)
Total realized and unrealized (losses) included in changes in net assets	(1,432.8)	(728.2)	(4.7)	(159.3)	(2,325.0)	(22.7)	—
Purchases(1)	180.1	91.4	16.4	47.6	335.5	(100.0)	—
Sales	—	—	—	—	—	—	—
Settlements(2)	—	(125.3)	—	(11.4)	(136.7)	345.1	—
Ending balance June 30, 2023	$19,191.3	$6,341.5	$653.6	$1,365.5	$27,551.9	$(1,847.3)	$(500.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Other Unsecured Debt
For the three months ended June 30, 2022
Beginning balance April 1, 2022	$20,179.1	$7,253.3	$487.6	$1,329.2	$29,249.2	$(2,338.0)	$(500.0)
Total realized and unrealized gains (losses) included in changes in net assets	977.6	239.3	140.4	(83.2)	1,274.1	46.1	—
Purchases(1)	308.3	230.4	—	312.3	851.0	(6.1)	—
Sales(4)	(176.4)	—	—	—	(176.4)	—	—
Settlements(2)	—	(80.1)	—	(0.2)	(80.3)	5.0	—
Ending balance June 30, 2022	$21,288.6	$7,642.9	$628.0	$1,558.1	$31,117.6	$(2,293.0)	$(500.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Other Unsecured Debt
For the six months ended June 30, 2022
Beginning balance January 1, 2022	$18,903.9	$7,175.9	$326.3	$1,492.6	$27,898.7	$(2,380.5)	$(500.0)
Total realized and unrealized gains (losses) included in changes in net assets	2,181.6	362.1	200.8	(82.2)	2,662.3	49.8	—
Purchases(1)	537.1	481.8	100.9	317.5	1,437.3	(9.1)	—
Sales(4)	(334.0)	—	—	(161.4)	(495.4)	—	—
Settlements(2)	—	(376.9)	—	(8.4)	(385.3)	46.8	—
Ending balance June 30, 2022	$21,288.6	$7,642.9	$628.0	$1,558.1	$31,117.6	$(2,293.0)	$(500.0)
(1)Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable, assumption of loans payable and term loan borrowings.
(2)Includes operating income for real estate joint ventures net of distributions, payments of loans receivable, and payments of loans payable and line of credit.
(3)Includes loans receivable with related parties.
(4)Real estate properties amount shown is inclusive of post closing realized losses.
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of June 30, 2023.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.3% - 9.5% (7.4%) 5.0% - 8.5% (6.2%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 8.0% (5.8%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 8.3% (7.0%) 4.5% - 7.0% (5.3%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	1.8% - 6.3% (4.7%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 7.3% (6.5%) 4.5% - 5.8% (5.1%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 5.5% (4.6%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.3% - 11.5% (7.4%) 5.0% - 8.8% (6.1%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.8% - 8.3% (5.6%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.0% 8.0%
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.5%
Real Estate Operating Business		Income Approach—Discounted Cash Flow	Discount Rate Terminal Growth Rate	10.0% 8.2%
		Market Approach	EBITDA Multiple	30.0x
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	35.7% - 82.5% (55.0%) 5.2% - 7.7% (6.1%)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	35.7% - 82.5% (55.0%) 1.1 - 1.9 (1.3)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	28.6% - 36.5% (31.8%) 5.5% - 5.6% (5.5%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	28.6% - 36.5% (31.8%) 1.1 - 1.1 (1.1)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	27.9% - 70.1% (42.1%) 5.6% - 7.5% (6.4%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	27.9% - 70.1% (42.1%) 1.1 - 1.3 (1.1)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	47.9% - 79.7% (56.9%) 5.7% - 6.6% (6.0%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	47.9% - 79.7% (56.9%) 1.2- 1.7 (1.3)
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	41.0% - 105.0% (68.0%) 6.7% - 17.2% (10.6%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	49.5% - 66.0% (57.8%) 5.3% - 8.3% (6.0%)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	39.6% - 70.2% (61.8%) 6.1% - 8.5% (7.7%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	12.1% - 56.6% (34.4%) 10.0% - 12.4% (12.3%)
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of June 30, 2022.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.8% - 9.8% (6.6%) 4.5% - 8.5% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 8.0% (5.0%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	4.8% - 8.0% (5.8%) 3.3% - 6.8% (4.4%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	1.8% - 6.0% (3.8%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.3% - 7.0% (5.8%) 4.0% - 5.5% (4.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.5% - 5.0% (4.0%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 11.5% (7.0%) 5.0% - 8.5% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 8.3% (5.2%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	9.8% (9.8%) 7.8% (7.8%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.5% (7.5%)
Real Estate Operating Business		Income Approach—Discounted Cash Flow	Discount Rate	9.8%
			Terminal Growth Rate	7.1%
		Market Approach	EBITDA Multiple	28.3x
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	35.6% - 70.1% (46.2%) 3.5% - 5.0% (4.1%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	35.6% - 70.1% (46.2%) 1.2 - 1.3 (1.2)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	28.3% - 36.3% (31.5%) 4.5% - 4.7% (4.6%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	28.3% - 36.3% (31.5%) 1.1 - 1.2 (1.2)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	24.8% - 66.4% (39.1%) 1.9% - 4.4% (3.2%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	24.8% - 66.4% (39.1%) 1.2 - 1.4 (1.2)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	42.5% - 73.8% (46.0%) 4.1% - 5.1% (4.4%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	42.5% - 73.8% (46.0%) 1.2 - 1.5 (1.3)
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	40.4% - 94.7% (72.2%) 2.7% - 9.6% (6.3%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	49.5% - 66.0% (57.8%) 2.9% - 6.6% (3.8%)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	36.4% - 76.5% (47.5%) 2.9% - 8.6% (4.7%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	57.1% - 79.8% (65.6%) 2.2% - 7.8% (4.0%)
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
During the six months ended June 30, 2023 and 2022, there were no transfers between Levels 1, 2 or 3.
The amount of total net unrealized gains (losses) included in changes in net assets relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(1)	Total Level 3 Investments	Loans Payable
For the three months ended June 30, 2023	$(945.4)	$(380.0)	$1.2	$(116.3)	$(1,440.5)	$(15.9)
For the six months ended June 30, 2023	$(1,432.8)	$(771.1)	$(4.7)	$(159.3)	$(2,367.9)	$(22.7)
For the three months ended June 30, 2022	$966.1	$279.4	$140.4	$(83.1)	$1,302.8	$46.1
For the six months ended June 30, 2022	$2,168.4	$405.0	$200.8	$(82.2)	$2,692.0	$49.8
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At June 30, 2023, the Account held investments in joint ventures with ownership interest percentages that ranged from 2.0% to 98.5%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a predetermined threshold.
A condensed summary of the results of operations of the joint ventures are shown below (millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating Revenue and Expenses
Revenues	$308.1	$288.1	$614.6	$558.0
Expenses	177.1	163.6	361.6	331.0
Excess of revenues over expenses	$131.0	$124.5	$253.0	$227.0

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
No financial support (such as loans or financial guarantees) was provided to the Funds during the six months ended June 30, 2023. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are included in the maximum exposure to loss presented below.
The carrying amount and maximum exposure to loss relating to unconsolidated VIEs in which the Account holds a variable interest but is not the primary beneficiary were as follows at June 30, 2023 (in millions):

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
LCS SHIP Venture I, LLC (90.0% Account Interest)	$221.3	$221.3	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Veritas - Trophy VI, LLC (90.4% Account Interest)	$67.8	$80.3	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles metropolitan statistical area ("MSA").
			The Account is not permitted to sell or transfer its interest in the fund until August 2023. After this date, the Account can sell or transfer its interest in the fund with the consent and approval of the manager.

SP V - II, LLC (61.8% Account Interest)	$106.0	$115.6	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.
			Liquidation estimated to begin no earlier than 2023.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Taconic New York City GP Fund, LP (60.0% Account Interest)	$24.9	$24.9	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City MSA.
			Liquidation estimated to begin no earlier than 2024.
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
Silverpeak NRE FundCo LLC (90.0% Account Interest)	$44.9	$71.0	Redemptions prohibited prior to liquidation.	To invest in alternative real estate investments primarily in major U.S. metropolitan markets.
			Liquidation estimated to begin no earlier than 2028.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
IDR - Core Property Index Fund, LLC (1.1% Account Interest)	$41.0	$41.0	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
Townsend Group Value-Add Fund (99.0% Account Interest)	$180.7	$259.7	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the U.S. market.
			Liquidation estimated to begin no earlier than 2027.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion
Flagler REA Healthcare Properties Partnership (90.0% Account Interest)	$20.5	$20.5	Redemptions prohibited prior to liquidation.	To acquire healthcare properties within the top 50 MSA's in the U.S.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to transfer its interest in the fund to a qualified institutional investor, subject to the right first offer by the partner, following the one year anniversary of the fund launch.
Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)	$18.5	$18.5	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
			Liquidation estimated to begin no earlier than 2026.
			The Account is permitted to sell or transfer its interest in the fund with the consent and approval of the manager.
Silverpeak NRE FundCo 2 LLC (90.0% Account Interest)	$58.4	$99.0	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
JCR Capital - REA Preferred Equity Parallel Fund (31.1% Account Interest)	$61.5	$103.2	Redemptions prohibited prior to liquidation.	To invest primarily in multi-family properties.
			Liquidation estimated to begin no earlier than 2026.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion

Silverpeak NRE FundCo 3 LLC (90.0% Account Interest)	$47.2	$98.7	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
Total	$892.7	$1,153.7

Note 8—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s direct and indirect interests in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's loans (in millions):

	June 30, 2023			December 31, 2022

	Principal Outstanding	Fair Value	% of Fair Value	Principal Outstanding	Fair Value	% of Fair Value
Office(1)	$1,085.3	$805.7	59.0%	$904.6	$788.4	52.9%
Apartments(1)	244.6	239.8	17.6%	214.2	209.6	14.1%
Industrial	133.6	133.7	9.8%	131.6	130.6	8.8%
Hotel	139.3	137.5	10.1%	139.3	134.9	9.1%
Retail	45.8	45.4	3.3%	226.1	225.1	15.1%
Land	3.4	3.4	0.2%	—	—	—%
	$1,652.0	$1,365.5	100.0%	$1,615.8	$1,488.6	100.0%
(1) Includes loans receivable with related parties.
The Account monitors the risk profile of the loan receivable portfolio with the assistance of a third-party rating service that models the loans and assigns risk ratings based on inputs such as loan-to-value ratios, yields, credit quality of the borrowers, property types of the collateral, geographic and local market dynamics, physical condition of the collateral, and the underlying structure of the loans. Ratings for loans are updated monthly. Assigned ratings can range from AAA to C, with an AAA designation representing debt with the lowest level of credit risk and C representing a greater risk of default or principal loss. Loans that are delinquent or in default are assigned a D rating. Mezzanine debt in good health is typically reflective of a risk rating in the B range (e.g., BBB, BB, or B), as these ratings reflect borrowers' having adequate financial resources to service their financial commitments, but also acknowledging that adverse economic conditions, should they occur, would likely impede on a borrowers' ability to pay.
All borrowers of loans rated C or higher are current as of June 30, 2023.
The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of June 30, 2023 (in millions), listed in order of the strength of the risk rating (from strongest to weakest):

	June 30, 2023			December 31, 2022
	Number of Loans	Fair Value	% of Fair Value	Number of Loans	Fair Value	% of Fair Value
A+	—	—	—%	1	—	—%
A	—	—	—%	2	130.6	8.8%
A-	—	—	—%	1	—	—%
BBB+	—	—	—%	3	191.0	12.8%
BBB	2	200.7	14.7%	2	137.4	9.2%
BBB-	—	—	—%	1	47.5	3.2%
BB+	5	282.3	20.7%	2	64.9	4.4%
BB	1	57.3	4.2%	2	72.3	4.8%
BB-	—	—	—%	1	18.9	1.3%
B+	3	119.3	8.7%	3	87.2	5.9%
B	1	71.6	5.2%	2	72.5	4.9%
B-	6	320.2	23.5%	5	171.0	11.5%
CCC+	—	—	—%	3	223.4	15.0%
CCC-	—	—	—%	2	60.9	4.1%
CC	1	12.8	0.9%	1	66.0	4.4%
C	4	156.4	11.5%	1	75.1	5.0%
D	6	43.9	3.2%	—	—	—%
NR(1)	5	101.0	7.4%	3	69.9	4.7%
	34	$1,365.5	100.0%	35	$1,488.6	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of June 30, 2023 and December 31, 2022, all loans with NR designations were with related parties. The loans are collateralized by equity interests in real estate investments.
The following table represents loans receivable in nonaccrual status as of June 30, 2023 (in millions). Loans are placed in nonaccrual status when a loan is more than 90 days in arrears or at any point when management believes the full collection of principal is doubtful.

Aging	Number of Loans	Principal Outstanding	Fair Value
Past Due - 90 Days +	2	$148.9	$—
Note 9—Loans Payable
At June 30, 2023, the Account had outstanding loans payable secured by the following assets (in millions):

Property	Annual Interest Rate and Payment Frequency	Principal Amounts Outstanding as of		Maturity
		June 30, 2023	December 31, 2022

1001 Pennsylvania Avenue(1)(2)	3.70% paid monthly	$—	$301.2	June 1, 2023
Biltmore at Midtown	3.94% paid monthly	36.4	36.4	July 5, 2023
Cherry Knoll	3.78% paid monthly	35.3	35.3	July 5, 2023
Lofts at SoDo	3.94% paid monthly	35.1	35.1	July 5, 2023
San Diego Office Portfolio(3)	1.61% + SOFR paid monthly	58.2	58.2	August 9, 2023
Pacific City	2.10% + SOFR paid monthly	105.0	105.0	October 1, 2023
The Stratum(3)	2.25% + LIBOR paid monthly	40.4	40.4	May 9, 2024
Spring House Innovation Park(3)	1.25% + LIBOR paid monthly	56.7	52.3	July 9, 2024
1401 H Street NW	3.65% paid monthly	115.0	115.0	November 5, 2024
The District on La Frontera(1)	3.84% paid monthly	36.6	37.0	December 1, 2024
The District on La Frontera(1)	4.96% paid monthly	4.2	4.2	December 1, 2024
Circa Green Lake	3.71% paid monthly	52.0	52.0	March 5, 2025

Property	Annual Interest Rate and Payment Frequency	Principal Amounts Outstanding as of		Maturity
		June 30, 2023	December 31, 2022

Union - South Lake Union	3.66% paid monthly	57.0	57.0	March 5, 2025
Holly Street Village	3.65% paid monthly	81.0	81.0	May 1, 2025
Henley at Kingstowne(1)	3.60% paid monthly	67.0	67.7	May 1, 2025
32 South State Street	4.48% paid monthly	24.0	24.0	June 6, 2025
Project Sonic(3)	2.00% + SOFR paid monthly	93.5	—	June 9, 2025
Vista Station Office Portfolio(1)	4.00% paid monthly	18.4	18.6	July 1, 2025
780 Third Avenue	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue	3.55% paid monthly	20.0	20.0	August 1, 2025
Reserve at Chino Hills(3)	1.50% + LIBOR paid monthly	76.6	72.5	August 9, 2025
Vista Station Office Portfolio(1)	4.20% paid monthly	41.4	41.9	November 1, 2025
Sixth & Main	1.87% + LIBOR paid monthly	—	41.1	November 9, 2025
701 Brickell Avenue(1)	3.66% paid monthly	176.7	178.5	April 1, 2026
Marketplace at Mill Creek	3.82% paid monthly	39.6	39.6	September 11, 2027
Overlook At King Of Prussia	3.82% paid monthly	40.8	40.8	September 11, 2027
Winslow Bay	3.82% paid monthly	25.8	25.8	September 11, 2027
1900 K Street, NW(1)	3.93% paid monthly	159.8	161.1	April 1, 2028
99 High Street	3.90% paid monthly	277.0	277.0	March 1, 2030
Total Principal Outstanding		$1,923.5	$2,168.7
Fair Value Adjustment(4)		(76.2)	(99.0)
Total Loans Payable		$1,847.3	$2,069.7
(1)The mortgage is adjusted monthly for principal payments.
(2)The principal amount of the outstanding debt was paid off during the quarter.
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
As of June 30, 2023, the Account was in compliance with all covenants required by the Credit Agreement.
The following table provides a summary of the key characteristics of the Credit Agreement, as of June 30, 2023:

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
(3) The weighted average interest rate for the three and six months ended June 30, 2023 was 6.081% and 5.855%.
Note 11—Senior Notes Payable
On June 10, 2022, the Account entered into a note purchase agreement with certain qualified institutional investors. Under the note purchase agreement, the Account issued $500.0 million of debt securities, in the form of Series A senior notes and Series B senior notes that mature in 2029 and 2032, respectively (the "Series A and B Notes"). The Account is obligated to repay the Series A and B Notes at par, plus accrued and unpaid interest to, but not including, the date of repayment. The Series A Notes bear interest at an annual rate of 3.24%, payable semi-annually, and the Series B Notes bear interest at an annual rate of 3.35%, payable semi-annually. The Account may also prepay the Series A and B Notes in whole or in part at any time, or from time to time, at the Account's option at par plus accrued interest to the prepayment date and, if prepaid on or before 90 days prior to the applicable maturity date, a make-whole premium.
On March 21, 2023, the Account entered into another note purchase agreement with certain qualified institutional investors. Under this note purchase agreement, the Account issued $400.0 million of debt securities on May 30, 2023, in the form of Series C senior notes (the "Series C Notes") that will mature on May 30, 2027. The Series C

Notes bear interest at an annual rate of 5.50%, payable semi-annually and are subject to the same prepayment terms as the Series A and B Notes.
As of June 30, 2023, the Account was in compliance with all covenants required by the note purchase agreements.
The following table provides a summary of the key characteristics of the outstanding senior notes payable, as of June 30, 2023:

	Principal (in millions)	Interest Rate	Maturity Date
Series A	$300.0	3.24%	June 10, 2029
Series B	$200.0	3.35%	June 10, 2032
Series C	$400.0	5.50%	May 30, 2027
Note 12—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Six Months Ended June 30, 2023	Years Ended December 31,
		2022	2021	2020

Per Accumulation Unit Data:
Rental income	$13.271	$23.751	$22.672	$21.145
Real estate property level expenses and taxes	6.375	11.042	10.683	10.027
Real estate income, net	6.896	12.709	11.989	11.118
Other income	3.751	6.559	5.474	4.980
Total income	10.647	19.268	17.463	16.098
Expense charges(1)	3.004	5.121	4.035	3.603
Investment income, net	7.643	14.147	13.428	12.495
Net realized and unrealized (loss) gain on investments and debt	(46.033)	28.011	64.615	(16.195)
Net (decrease) increase in Accumulation Unit Value	(38.390)	42.158	78.043	(3.700)
Accumulation Unit Value:
Beginning of period	556.923	514.765	436.722	440.422
End of period	$518.533	$556.923	$514.765	$436.722
Total return(3)	(6.89)%	8.19%	17.87%	(0.84)%
Ratios to Average net assets(2):
Expenses(1)	1.10%	0.89%	0.84%	0.81%
Investment income, net	2.80%	2.45%	2.82%	2.85%
Portfolio turnover rate(3):
Real estate properties(4)	0.7%	5.6%	7.6%	7.1%
Marketable securities(5)	9.0%	4.7%	—%	113.4%
Accumulation Units outstanding at end of period (millions)	49.0	52.1	53.4	52.0
Net assets end of period (millions)	$25,998.1	$29,658.1	$28,072.0	$23,243.9
(1)Expense charges per Accumulation Unit and the Ratio of Expenses to average net assets reflect the year-to-date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.
(2)Percentages for the six months ended June 30, 2023 are annualized.
(3)Percentages for the six months ended June 30, 2023 are not annualized.

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
Note 13—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Six Months Ended June 30, 2023	For the Year Ended December 31, 2022

Outstanding:
Beginning of period	52.1	53.4
Credited for premiums	2.0	5.4
Annuity, other periodic payments, withdrawals and death benefits	(5.1)	(6.7)
End of period	49.0	52.1
Note 14—Commitments and Contingencies
Commitments—As of June 30, 2023 and December 31, 2022, the Account had the following immediately callable commitments to purchase additional interests in its real estate funds or provide additional funding through its loans receivable investments (in millions):

	Commitment Expiration	June 30, 2023	December 31, 2022

Real Estate Funds(1)
SP V - II, LLC	08/2023	$9.6	$10.0
Veritas Trophy VI, LLC	08/2023	12.5	15.4
Taconic New York City GP Fund, LP	11/2023	—	4.2
Silverpeak NRE FundCo 3 LLC	12/2023	51.5	70.0
JCR Capital - REA Preferred Equity Parallel Fund	02/2024	41.7	48.6
Flagler - REA Healthcare Properties Partnership	02/2025	—	1.2
Townsend Group Value-Add Fund	12/2026	79.0	84.7
Silverpeak NRE FundCo LLC	12/2028	26.1	26.2
Silverpeak NRE FundCo 2 LLC	12/2029	40.6	29.6
		$261.0	$289.9
Loans Receivable(2)
311 South Wacker Mezzanine	03/2023	—	2.2
SCG Oakland Portfolio Mezzanine	04/2023	—	5.4
Five Oak Mezzanine	05/2023	—	1.5
MRA Hub 34 Holding, LLC	08/2023	1.4	1.5
Liberty Park Mezzanine	11/2023	2.6	2.6
Colony New England Hotel Portfolio Senior Loan	11/2023	3.6	3.6
Colony New England Hotel Portfolio Mezzanine	11/2023	1.2	1.2
Exo Apartments Mezzanine	01/2024	3.9	2.4
The Stratum Senior Loan	05/2024	1.1	1.3
The Stratum Mezzanine	05/2024	0.4	0.4
Spring House Innovation Park Senior Loan	07/2024	17.9	23.4
Spring House Innovation Park Mezzanine	07/2024	6.0	7.8
Project Sonic Senior Loan	06/2025	2.4	3.9
Project Sonic Mezzanine	06/2025	0.8	1.3

	Commitment Expiration	June 30, 2023	December 31, 2022
One Biscayne Tower Senior Loan	07/2025	31.8	31.8
One Biscayne Tower Mezzanine	07/2025	10.6	10.6
The Reserve at Chino Hills	08/2025	8.1	12.7
735 Watkins Mill	08/2025	5.8	9.2
Sixth and Main Senior Loan	11/2025	—	6.2
Sixth and Main Mezzanine	11/2025	—	3.4
		$97.6	$132.4

TOTAL COMMITMENTS		$358.6	$422.3
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
Note 15—Subsequent Events
In preparing these financial statements, Management has evaluated events and transactions for potential recognition or disclosure subsequent to June 30, 2023, through August 4, 2023, the date the financial statements were issued and determined there were no material events or transactions to disclose.

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	June 30, 2023		December 31, 2022
	Fair Value	% of Net Assets	Fair Value	% of Net Assets

Alabama
Retail	50.3	0.2%	55.3	0.2%
	$50.3	0.2%	$55.3	0.2%
Arizona
Industrial	48.3	0.2%	48.3	0.2%
Land	6.0	—%	4.3	—%
	$54.3	0.2%	$52.6	0.2%
California
Industrial	3,740.8	14.4%	3,924.6	13.2%
Apartment	1,475.2	5.7%	1,567.0	5.3%
Office	473.3	1.8%	574.2	1.9%
Retail	437.8	1.7%	441.0	1.5%
	$6,127.1	23.6%	$6,506.8	21.9%
Colorado
Office	79.0	0.3%	102.0	0.3%
Industrial	46.5	0.2%	49.0	0.2%
	$125.5	0.5%	$151.0	0.5%
Connecticut
Office	31.6	0.1%	35.4	0.1%
	$31.6	0.1%	$35.4	0.1%
Florida
Apartment	1,225.6	4.7%	1,304.4	4.4%
Industrial	716.8	2.8%	714.0	2.4%
Office	500.4	1.9%	503.0	1.7%
Retail	158.7	0.6%	157.6	0.5%
	$2,601.5	10.0%	$2,679.0	9.0%
Georgia
Apartment	418.1	1.6%	456.7	1.5%
Retail	255.6	1.0%	253.7	0.9%
Industrial	239.0	0.9%	258.3	0.9%
	$912.7	3.5%	$968.7	3.3%
Illinois
Retail	174.4	0.7%	189.3	0.6%
Industrial	154.3	0.6%	182.1	0.6%
Apartment	123.0	0.5%	129.4	0.5%
Land	41.7	0.1%	5.7	—%
	$493.4	1.9%	$506.5	1.7%
Indiana
Industrial	102.0	0.4%	108.0	0.4%
	$102.0	0.4%	$108.0	0.4%
Maryland
Apartment	83.4	0.3%	86.5	0.3%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	June 30, 2023		December 31, 2022
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Industrial	78.9	0.3%	68.4	0.2%
Retail	70.6	0.3%	74.4	0.3%
	$232.9	0.9%	$229.3	0.8%
Massachusetts
Office	578.6	2.2%	687.3	2.3%
Industrial	152.6	0.6%	169.5	0.6%
Retail	124.0	0.5%	123.0	0.4%
Apartment	53.4	0.2%	57.7	0.2%
	$908.6	3.5%	$1,037.5	3.5%
Minnesota
Industrial	140.1	0.5%	149.1	0.5%
Apartment	93.2	0.4%	100.8	0.3%
	$233.3	0.9%	$249.9	0.8%
New Jersey
Industrial	368.4	1.4%	388.7	1.3%
Retail	89.0	0.3%	90.5	0.3%
	$457.4	1.7%	$479.2	1.6%
New York
Office	673.9	2.6%	787.0	2.7%
Apartment	267.3	1.0%	266.8	0.9%
	$941.2	3.6%	$1,053.8	3.6%
North Carolina
Retail	89.4	0.3%	90.3	0.3%
Apartment	75.8	0.3%	86.4	0.3%
	$165.2	0.6%	$176.7	0.6%
Oregon
Apartment	37.8	0.2%	41.3	0.1%
	$37.8	0.2%	$41.3	0.1%
Pennsylvania
Retail	63.3	0.2%	68.1	0.2%
	$63.3	0.2%	$68.1	0.2%
South Carolina
Apartment	78.6	0.3%	89.5	0.3%
Retail	48.4	0.2%	46.9	0.2%
	$127.0	0.5%	$136.4	0.5%
Tennessee
Retail	145.2	0.6%	149.5	0.5%
Industrial	70.6	0.3%	73.9	0.3%
Apartment	37.8	0.1%	38.6	0.1%
	$253.6	1.0%	$262.0	0.9%
Texas
Industrial	949.9	3.6%	936.5	3.2%
Apartment	667.4	2.6%	706.9	2.4%
Office	512.5	2.0%	591.8	2.0%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	June 30, 2023		December 31, 2022
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Hotel	90.2	0.3%	87.6	0.3%
	$2,220.0	8.5%	$2,322.8	7.8%
Utah
Office	96.6	0.4%	119.5	0.4%
	$96.6	0.4%	$119.5	0.4%
Virginia
Apartment	398.9	1.5%	414.0	1.4%
Retail	149.3	0.6%	152.7	0.5%
Office	92.2	0.4%	114.1	0.4%
	$640.4	2.5%	$680.8	2.3%
Washington
Industrial	570.1	2.2%	595.2	2.0%
Apartment	296.1	1.1%	327.1	1.1%
	$866.2	3.3%	$922.3	3.1%
Washington D.C.
Office	1,119.5	4.3%	1,248.0	4.2%
Apartment	329.9	1.3%	353.1	1.2%
	$1,449.4	5.6%	$1,601.1	5.4%
TOTAL REAL ESTATE PROPERTIES
(Cost: $14,503.4 and $14,323.2)	$19,191.3	73.8%	$20,444.0	68.9%

REAL ESTATE JOINT VENTURES
Location/Sector	June 30, 2023		December 31, 2022
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Arizona
Land	28.0	0.1%	17.3	0.1%
	$28.0	0.1%	$17.3	0.1%
California
Office	882.8	3.4%	1,082.2	3.6%
Retail	49.2	0.2%	50.6	0.2%
	$932.0	3.6%	$1,132.8	3.8%
Florida
Retail	570.3	2.2%	624.8	2.1%
	$570.3	2.2%	$624.8	2.1%
Georgia
Land	19.5	0.1%	—	—%
	$19.5	0.1%	$—	—%
Maryland
Land	31.5	0.1%	16.0	—%
Retail	16.4	0.1%	17.1	0.1%
	$47.9	0.2%	$33.1	0.1%
Massachusetts
Office	369.7	1.4%	447.6	1.5%
	$369.7	1.4%	$447.6	1.5%
Nevada
Retail	489.2	1.9%	503.9	1.7%
	$489.2	1.9%	$503.9	1.7%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE JOINT VENTURES
Location/Sector	June 30, 2023		December 31, 2022
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
New York
Office	79.9	0.3%	139.7	0.5%
Industrial	71.8	0.3%	78.5	0.2%
Apartment	49.7	0.2%	51.7	0.2%
Retail	35.8	0.1%	32.9	0.1%
	$237.2	0.9%	$302.8	1.0%
North Carolina
Apartments	100.0	0.4%	—	—%
Retail	44.9	0.2%	143.0	0.5%
Land	29.7	0.1%	30.8	0.1%
Office	22.9	0.1%	49.3	0.2%
	$197.5	0.8%	$223.1	0.8%
South Carolina
Apartment	61.1	0.2%	60.0	0.2%
Land	22.4	0.1%	8.7	—%
	$83.5	0.3%	$68.7	0.2%
Tennessee
Retail	206.5	0.8%	225.0	0.8%
	$206.5	0.8%	$225.0	0.8%
Texas
Office	312.8	1.2%	348.8	1.2%
Land	44.7	0.2%	28.8	0.1%
Industrial	1.4	—%	53.3	0.2%
	$358.9	1.4%	$430.9	1.5%
Washington
Office	2.8	—%	135.9	0.5%
	$2.8	—%	$135.9	0.5%
Various(1)
Storage	1,287.8	4.9%	1,310.2	4.4%
Apartment	1,029.1	4.0%	1,146.4	3.9%
Office	450.8	1.7%	471.7	1.6%
	$2,767.7	10.6%	$2,928.3	9.9%
Foreign(2)
Land	21.6	0.1%	20.4	0.1%
Other(3)	9.2	—%	9.0	—%
	$30.8	0.1%	$29.4	0.1%
TOTAL REAL ESTATE JOINT VENTURES
(Cost: $5,789.6 and $5,738.1)	$6,341.5	24.4%	$7,103.6	24.0%
(1)Properties within these investments are located throughout the United States.
(2)Property is located outside of the United States.
(3)The value represents the equity interest in the joint venture, which does not currently hold any properties.

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES
	June 30, 2023		December 31, 2022
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Corporate bonds	—	—%	536.4	1.8%
U.S. government agency notes	627.3	2.4%	902.9	3.0%
Foreign government agency notes	—	—%	16.9	0.1%
U.S. treasury securities	12.0	—%	574.0	1.9%
TOTAL MARKETABLE SECURITIES
(Cost: $639.0 and $2,077.1)	$639.3	2.4%	$2,030.2	6.8%

TOTAL REAL ESTATE FUNDS
(Cost: $815.8 and $787.7)	$892.7	3.4%	$893.4	3.0%

TOTAL REAL ESTATE OPERATING BUSINESS
(Cost: $371.4 and $355.0)	$653.6	2.5%	$641.9	2.2%

TOTAL LOANS RECEIVABLE
(Cost: $1,551.1 and $1,546.0)	$1,264.5	4.9%	$1,418.7	4.8%

TOTAL LOANS RECEIVABLE WITH RELATED PARTIES
(Cost: $101.0 and $69.9)	$101.0	0.4%	$69.9	0.2%

TOTAL INVESTMENTS
(Cost: $23,771.3 and $24,897.0)	$29,083.9	111.8%	$32,601.7	109.9%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Account’s financial condition and results of operations should be read together with the Consolidated Financial Statements and notes contained in this report, the audited Consolidated Financial Statements and accompanying notes contained in the Account’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 9, 2023 (the “Form 10-K”) and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, and the section entitled “Item 1A. Risk Factors” of the Account's Form 10-K and the section entitled “Item 1.A Risk Factors” of the Account’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 5, 2023, as such risk factors may be updated in Item 1A of this Form 10-Q or in subsequent reports. The past performance of the Account is not indicative of future results.
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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended June 30, 2023 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.
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
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. Management intends that the Account will not hold more than 10% of net assets in such securities on a long-term basis. As of June 30, 2023, the Account did not hold any publicly traded REIT securities or CMBS.
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
Foreign Investments. The Account may also make foreign real estate, foreign real estate-related investments and foreign liquid, fixed-income investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management does not intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of June 30, 2023, the fair value of the Account's foreign real estate investments was $30.8 million.

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
SECOND QUARTER 2023 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook

Key Macro Economic Indicators*	Actuals		Forecast
	2022	2Q 2023	2023	2024
Economy(1)
Gross Domestic Product ("GDP")	0.9%	1.5%	1.1%	1.6%
Employment Growth (2)	399	244	181	40
Unemployment Rate	3.6%	3.5%	3.9%	4.3%
Interest Rates(3)
10 Year Treasury	3.9%	3.8%	4.0%	3.9%
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
Global growth conditions remained fragile in the second quarter of 2023, as elevated inflation and the aggressive policy response to combat inflation remain central issues in most developed economies. Globally, the pace of inflation has clearly moderated after peaking last year but remains elevated by historic standards, and central bank officials in Europe and the U.S. have suggested that tighter monetary policy is necessary to bring inflation in line with policy targets. Economic activity has largely held up in the first half of the year despite tighter policy, but leading indicators signal an elevated risk of recession by 2024.
In the U.S., the Federal Reserve held interest rates steady for the first time in over a year in June, following a string of ten straight rate increases totaling 500 basis points. In late July, the Federal Reserve announced it had raised its benchmark interest rate by 0.25%, to as much as 5.25%-5.50%, the highest level in over 20 years. Yearly inflation was 3.0% at the end of the quarter, but Federal Reserve officials have signaled that one to two more rate hikes are likely in 2023 to bring inflation in line. Economic growth has persisted in this environment, with GDP growing at an estimated 1.5% annualized pace quarter-over-quarter in the second quarter of 2023, as year-over-year growth improved to 2.3%. Job growth moderated in the second quarter but remained solid with 732,000 workers added to payrolls, and the combination of improved income growth, moderating inflation, and rising sentiment has translated to resilient U.S. consumer spending.
Other areas of the U.S. economy have not fared as well. The rapid rate hiking cycle introduced some turmoil into the banking sector at the end of the first quarter, particularly among smaller regional banks. As a result, financial institutions tightened lending standards further during the second quarter, and the combination of elevated interest rates and tighter credit standards has restrained business investment, manufacturing, and housing activity. The strength of the U.S. consumer provides some hope for avoiding a recession, but the risks of a downturn are high, particularly if job growth slows significantly.
Real Estate Market Conditions and Outlook
The rapid increase in long-term interest rates in 2022 put significant pressure on commercial real estate values in the last few quarters, leading to significant repricing in the second half of 2022 into the first half of 2023.

Macroeconomic uncertainty and tighter lending standards have curbed deal activity in recent quarters, continuing into the second quarter. According to preliminary results from Real Capital Analytics, sales of commercial properties in the U.S. fell to $175.9 billion in the first half of 2023, marking the slowest first half of deal volume in ten years. Long-term interest rates have been volatile but have not increased further in 2023 after surging in 2022, which should bring some stability to pricing in most sectors and lead to increased dealmaking. Fundamentals remain solid in target areas like industrial, alternatives, and pockets of retail and housing, which benefit from low vacancy rates and healthy net operating income growth.
The Account returned -4.60% in the second quarter of 2023 and -9.10% for the last twelve months. Over the last year, borrowing costs have increased in response to inflation, which caused a decrease in transaction activity. As a result of both factors, property values have been adjusted downward. The second quarter net return was negative for the third consecutive quarter for the first time since September 2020 and reflects the impact of these broader economic conditions on property valuations. While the Account has experienced valuation declines, property fundamentals remain strong and the properties within the Account are well positioned. The Account remains focused on transitioning the portfolio to adapt to changing macro-economic trends by increasing its exposure to sectors with stronger growth prospects and lower capital requirements. Over the last year, the Account has been less active from a transaction standpoint due to the ongoing market volatility and liquidity constraints. The Account will closely monitor conditions for the most prudent timing for potential dispositions and acquisitions of commercial properties.
Data for the Account’s top five markets in terms of market value as of June 30, 2023 are provided below. The five markets presented below represent 42.0% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 91.8% leased.

Top 5 Metro Areas by Fair Market Value(1)	Account % Leased Fair Value Weighted(2)	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio(3)	Metro Area Fair Value as a % of Total Investments
Riverside-San Bernardino-Ontario, CA	100.0%	7	10.1%	8.8%
Washington-Arlington-Alexandria, DC-VA-MD-WV	83.2%	18	9.4%	8.2%
Los Angeles-Long Beach-Anaheim, CA	86.1%	22	9.0%	7.9%
Miami-Fort Lauderdale-West Palm Beach, FL	96.5%	14	7.4%	6.5%
New York-Newark-Jersey City, NY-NJ-PA	86.5%	14	6.1%	5.4%
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
Office
The office sector continued to be challenged in the first half of 2023. Uncertainty surrounding the market has weakened both investor and lessor demand. Most large companies have settled into hybrid working models, and while they are encouraging employees to be present in the office a few days a week, they are still finding themselves with under utilized space. Vacancy is likely to remain elevated throughout 2023.
Vacancy nationwide increased from 12.8% in the first quarter of 2023 to 13.1% in the second quarter, as reported by CoStar. Vacancy rates have remained high in large downtown markets, such as Dallas, Washington D.C. and New York, while suburban markets are experiencing some rent growth. The vacancy rate of the Account’s office portfolio increased from 17.4% in the first quarter of 2023 to 18.9% in the second quarter. The above-average vacancy rate in the New York metro area is driven by two properties currently undergoing redevelopment to increase the long term value of the properties. The vacancy rate in the New York metro will remain elevated over the near term as legacy tenants fully vacate the properties and redevelopment efforts continue. The elevated vacancy in the other top markets is due to low market demand. The depth of large tenants is thin which is causing difficulty in re-leasing the space once leases expire. The vacancy increase in the Washington metro area is due to an expiring lease.

			Account Square Foot Weighted Average Vacancy		Market Vacancy(2)
Top 5 Office Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q2 2023	Q1 2023	Q2 2023	Q1 2023
			18.9%	17.4%	13.1%	12.8%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,211.7	4.2%	19.7%	16.8%	15.9%	15.8%
Boston-Cambridge-Newton, MA-NH	948.2	3.3%	19.5%	20.5%	10.5%	10.2%
New York-Newark-Jersey City, NY-NJ-PA	771.8	2.7%	23.6%	23.9%	13.3%	13.0%
San Diego-Carlsbad, CA	612.9	2.1%	6.2%	5.6%	11.2%	10.9%
Dallas-Fort Worth-Arlington, TX	512.5	1.8%	26.8%	25.9%	17.9%	17.9%
(1)The table above has been standardized to depict MSA definitions.
(2)Source: CoStar. Market vacancy is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space. Market vacancy rates are subject to change.
Industrial
The industrial sector faces some short-term headwinds, as weaker economic conditions in manufacturing, trade, and spending on consumer goods have affected demand for industrial space. At the same time, supply growth has accelerated noticeably in recent quarters, leading to rising vacancy rates in most key markets. Despite these recent increases, vacancy in the sector is still well below historic norms which has propelled healthy rent growth in 2023. In addition, industrial still benefits from favorable medium/long-term dynamics, which make it an attractive investment option in upcoming years. New industrial construction has slowed noticeably in recent quarters, suggesting that supply pressures should ease towards the end of 2024. In addition, long-term structural demand tailwinds stemming from supply chain diversification and rising e-commerce share in retail support demand for industrial space, which should keep vacancies relatively low and drive above-average rental growth in the sector in the next few years.
The national industrial availability was 4.6% in the second quarter of 2023, compared to 4.3% in the first quarter, as reported by CoStar. The average vacancy rate of the industrial properties held by the Account increased from 1.7% in the first quarter of 2023 to 2.1% in the second quarter of 2023, due to expiring leases.

			Account Square Foot Weighted Average Vacancy		Market Vacancy(2)
Top 5 Industrial Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q2 2023	Q1 2023	Q2 2023	Q1 2023
Account / Nation			2.1%	1.7%	4.6%	4.3%
Riverside-San Bernardino-Ontario, CA	$2,459.7	8.5%	—%	—%	3.6%	2.8%
Los Angeles-Long Beach-Anaheim, CA	709.4	2.4%	4.8%	5.1%	3.6%	3.1%
Dallas-Fort Worth-Arlington, TX	626.0	2.2%	5.1%	3.6%	7.2%	6.3%
Seattle-Tacoma-Bellevue, WA	570.1	2.0%	—%	—%	5.3%	4.7%
Miami-Fort Lauderdale-West Palm Beach, FL	517.2	1.8%	—%	1.2%	2.8%	2.6%
(1)The table above has been standardized to depict MSA definitions.
(2)Source: CoStar. Market vacancy is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space. Market vacancy rates are subject to change.
Multi-Family
The multifamily sector is experiencing a rebound in demand to the highest level seen since the first quarter of 2022. Still, absorption was 30% below the long-term average for previous second quarters, according to RealPage. Demand is not keeping up with new supply, causing a further deceleration in rent growth. Suburban submarkets are now experiencing rent growth in-line with urban areas. Near-term demand is unlikely to keep up with the record new supply that is set to peak in early 2024. Supply growth is highest across Sunbelt markets, which continue to experience the strongest in-migration. As mortgage interest rates have climbed, many potential buyers are either being priced out of the market or waiting for a more affordable time to buy.
The national apartment vacancy rate remained relatively flat at 5.4%, increasing slight from 5.3% in the first quarter of 2023. The vacancy rate of the Account’s apartment properties increased to 7.1% in the second quarter of 2023 as compared to 6.9% in the prior quarter, driven by small declines in occupancy across the Account's properties.

			Account Units Weighted Average Vacancy		Market Vacancy(2)
Top 5 Apartment Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q2 2023	Q1 2023	Q2 2023	Q1 2023
Account / Nation			7.1%	6.9%	5.4%	5.3%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$812.2	2.8%	7.8%	6.9%	5.1%	5.2%
Los Angeles-Long Beach-Anaheim, CA	807.9	2.8%	6.9%	9.2%	4.7%	4.3%
Miami-Fort Lauderdale-West Palm Beach, FL	746.9	2.6%	9.6%	8.1%	4.5%	4.2%
Atlanta-Sandy Springs-Roswell, GA	418.1	1.4%	11.7%	10.3%	7.2%	6.9%
Tampa-St. Petersburg-Clearwater, FL	320.6	1.1%	6.5%	6.6%	6.0%	5.7%
(1)The table above has been standardized to depict MSA definitions.
(2)Source: RealPage. Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units. Market vacancy rates are subject to change.
Retail
National vacancy rates remained flat at 4.2% over the first half of 2023; however, the retail sector is facing some short-term demand headwinds from a weakening macroeconomy and shift in consumer preferences towards services, but neighborhood, community, and strip mall centers (particularly grocery-anchored) have proven to be resilient in the cyclical movements in the broader economy. Fundamentals in this area of retail will remain strong, with low vacancy and demand continuing to outpace limited supply growth in the near term. In addition, retail values have been comparatively less sensitive to the recent rise in interest rates than other core property types.
The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers, which tend to have higher vacancy rates than the overall national retail market. The Account has over 1,100 retailers across its portfolio, with its largest retail exposure comprising less than 5.0% of total retail rentable area. The retail portfolio is managed to minimize significant exposure to any single retailer. The Account’s retail vacancy decreased to 10.2% in the second quarter of 2023, down from 11.0% in the first quarter of 2023, due to new leases at multiple properties.

			Account Units Weighted Average Vacancy		Market Vacancy*
	Total Exposure ($M)	% of Total Investments	Q2 2023	Q1 2023	Q2 2023	Q1 2023
All Retail			10.2%	11.0%	4.2%	4.2%
Lifestyle & Mall	$1,487.6	5.1%	14.0%	15.4%	9.0%	8.8%
Neighborhood, Community & Strip	1,307.6	4.5%	6.4%	6.4%	5.7%	5.9%
Power Center**	456.5	1.6%	12.1%	13.7%	4.3%	4.4%

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
Hotel
Despite inflation and the rising costs of travel, the hotel industry had strong occupancy in the first half of 2023 due primarily to the continued improvement in business travel and other group travel. Growth is expected to continue through the summer months of 2023 as leisure travel increases, eventually tapering off but remaining strong through the end of the year.
The Account's exposure to the hospitality sector is limited to one hotel in the Dallas metro area. The hotel is located in a business park in the Dallas metro area and caters largely to business travelers. Key metrics to track hotel performance include occupancy, the average daily rate (“ADR”) and revenue per available room (“RevPAR”). For the quarter ended June 30, 2023, occupancy of the property increased to 62.7%, as compared to 61.5% in the previous quarter. ADR and RevPAR were $142.18 and $154.15, respectively, for the second quarter of 2023, as compared to $148.82 and $161.31, respectively, in the prior quarter.
INVESTMENTS
As of June 30, 2023, the Account held 87.9% of its total investments in real estate and real estate joint ventures. The Account also held investments in loans receivable, including those with related parties, representing 4.6% of total investments, real estate funds representing 3.1% of total investments, U.S. government agency notes representing 2.2% of total investments, and a real estate operating business representing 2.2% of total investments.
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of June 30, 2023 was $1.6 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $3.0 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the Consolidated Schedules of Investments. Total outstanding principal on the Account’s portfolio as of June 30, 2023, inclusive of loans payable within the joint venture investments, $325.5 million in loans collateralized by a loan receivable, $500.0 million of term loans outstanding and $900.0 million in senior notes payable, was $6.3 billion, which represented a loan-to-value ratio of 19.6%.
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
The following table lists the Account's ten largest investments as of June 30, 2023. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Concentrations of Risk.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	$1,236.0	$—	$1,236.0	4.3%	3.8%
Simpson Housing Portfolio	80%	Various	USA	Apartment	1,100.6	381.2	719.4	3.9%	3.4%
Fashion Show	50%	Las Vegas	NV	Retail	900.2	417.5	482.7	3.2%	2.8%
The Florida Mall	50%	Orlando	FL	Retail	667.7	297.6	370.1	2.3%	2.1%
1001 Pennsylvania Avenue	100%	Washington	DC	Office	640.2	—	640.2	2.2%	2.0%
Storage Portfolio II	90%	Various	USA	Storage	612.0	165.6	446.4	2.1%	1.9%
701 Brickell Avenue	100%	Miami	FL	Office	500.4	164.8	335.6	1.7%	1.6%
Great West Industrial Portfolio	100%	Rancho Cucamonga	CA	Industrial	475.0	—	475.0	1.7%	1.5%
Lincoln Centre	100%	Dallas	TX	Office	473.5	—	473.5	1.7%	1.5%
Dallas Industrial Portfolio	100%	Dallas	TX	Industrial	418.1	—	418.1	1.5%	1.3%
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

Results of Operations
Three months ended June 30, 2023 compared to three months ended June 30, 2022
Net Investment Income
The following table shows the results of operations for the three months ended June 30, 2023 and 2022 and the dollar and percentage changes for those periods (dollars in millions).

	For the Three Months Ended June 30,		Change
	2023	2022	$	%
		2
Real estate income, net:
Rental income	$337.0	$314.1	$22.9	7.3%
Real estate property level expenses:
Operating expenses	88.9	71.1	17.8	25.0%
Real estate taxes	54.4	50.3	4.1	8.2%
Interest expense	23.3	18.2	5.1	28.0%
Total real estate property level expenses	166.6	139.6	27.0	19.3%
Real estate income, net	170.4	174.5	(4.1)	(2.3)%
Income from real estate joint ventures	47.4	42.5	4.9	11.5%
Income from real estate funds	3.9	5.5	(1.6)	(29.1)%
Interest	38.3	22.3	16.0	71.7%
TOTAL INVESTMENT INCOME	260.0	244.8	15.2	6.2%
Expenses:
Investment management charges	19.8	21.4	(1.6)	(7.5)%
Administrative charges	23.2	8.9	14.3	N/M
Distribution charges	1.3	5.0	(3.7)	(74.0)%
Mortality and expense risk charges	—	0.1	(0.1)	N/M
Liquidity guarantee charges	18.9	22.4	(3.5)	(15.6)%
Interest expense	19.0	3.1	15.9	N/M
TOTAL EXPENSES	82.2	60.9	21.3	35.0%
INVESTMENT INCOME, NET	$177.8	$183.9	$(6.1)	(3.3)%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the three months ended June 30, 2023 and 2022. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2023	2022	$	%	2023	2022	$	%	2023	2022	$	%
Same Property	$322.8	$297.1	$25.7	8.7%	$85.7	$65.5	$20.2	30.8%	$52.3	$47.3	$5.0	10.6%
Properties Acquired	4.7	—	4.7	N/M	0.9	—	0.9	N/M	0.8	0.3	0.5	N/M
Properties Sold	9.5	17.0	(7.5)	(44.1)%	2.3	5.6	(3.3)	(58.9)%	1.3	2.7	(1.4)	(51.9)%
Impact of Properties Acquired/Sold	14.2	17.0	(2.8)	(16.5)%	3.2	5.6	(2.4)	(42.9)%	2.1	3.0	(0.9)	(30.0)%
Total Property Portfolio	$337.0	$314.1	$22.9	7.3%	$88.9	$71.1	$17.8	25.0%	$54.4	$50.3	$4.1	8.2%
N/M—Not meaningful

Rental Income:
Rental income increased by $22.9 million, or 7.3%, when compared to the second quarter of 2022, driven by increases across the industrial, office and apartment sectors due to increased markets rents. The office sector also saw increases due to monthly parking fees, as more tenants/employees return to their office. The Account's hotel property continues to experience an increase in income which can be attributed to more group caterings, outlet business, room rentals and short-term corporate bookings, when compared to the second quarter of 2022.
Operating Expenses:
Operating expenses increased $17.8 million, or 25.0%, when compared to the second quarter of 2022 due to increased repair and maintenance, utility costs and payroll expenses, across the Account's real estate holdings. The largest increases were seen in the apartment and office sectors.
Real Estate Taxes:
Real estate taxes increased $4.1 million, or 8.2%, when compared to the same quarter in 2022, due to higher tax refunds received in the prior year period, as well as taxes for additional parcels from one of the Account's multi-family property located in Fullerton, CA that had not previously been taxed.
Interest Expense:
Interest expense increased $5.1 million, or 28.0%, when compared to the same quarter in 2022, as a result of a higher average outstanding principal balance on loans payable.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures increased $4.9 million, or 11.5%, when compared to the same quarter in 2022, as a result of higher distributed income from two large retail properties located in Knoxville, TN and Las Vegas, NV.
Income from Real Estate Funds:
Income from real estate funds decreased $1.6 million, or 29.1%, when compared to the same quarter in 2022, primarily as a result of lower distributed income from one of the Account's real estate fund investments.
Interest Income:
Interest income increased $16.0 million, or 71.7%, in comparison to the same quarter of 2022, due to a higher average outstanding principal balance on loans receivable, as well as a higher effective interest rate on short-term marketable securities.
Expenses:
Investment management, administrative and distribution costs charged to the Account are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. These expenses increased $9.0 million from the comparable quarter of 2022, primarily due to an increase in the administrative charge rate.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. Mortality and expense risk expenses relatively flat between the comparative periods. Liquidity guarantee expenses were $3.5 million lower than the comparable period of 2022 as a result of lower average net assets.
Interest expense on the Account's other unsecured debt increased $15.9 million when compared to the same quarter of 2022, due to a higher average outstanding principal balance on the Account's credit facility and senior notes payable.

Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized gains and losses on investments and debt for the three months ended June 30, 2023 and 2022 and the dollar and percentage changes for those periods (dollars in millions).

	For the Three Months Ended June 30,		Change
	2023	2022	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments:
Real estate properties	$—	$37.9	$(37.9)	N/M
Real estate joint ventures	42.1	(37.8)	79.9	N/M
Real estate funds	13.9	—	13.9	N/M
Foreign currency exchange on forward contracts	(2.9)	—	(2.9)	N/M
Marketable securities	(16.5)	(0.3)	(16.2)	N/M
Total realized gain (loss) on investments:	36.6	(0.2)	36.8	N/M
Net change in unrealized gain (loss) on:
Real estate properties	(945.4)	939.7	(1,885.1)	N/M
Real estate joint ventures	(393.0)	277.1	(670.1)	N/M
Real estate funds	(39.8)	16.3	(56.1)	N/M
Real estate operating business	1.2	140.4	(139.2)	(99.1)%
Foreign currency exchange on forward contracts	2.8	1.6	1.2	75.0%
Marketable securities	18.4	(9.9)	28.3	N/M
Loans receivable	(116.3)	(83.2)	(33.1)	39.8%
Loans payable	(15.9)	46.1	(62.0)	N/M
Other unsecured debt	5.6	13.8	(8.2)	(59.4)%
Net change in unrealized (loss) gain on investments and debt	(1,482.4)	1,341.9	(2,824.3)	N/M
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND DEBT	$(1,445.8)	$1,341.7	$(2,787.5)	N/M
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced unrealized losses of $945.4 million during the second quarter of 2023, compared to $977.6 million of net realized and unrealized gains during the comparable quarter of 2022. Unrealized losses in the second quarter of 2023 were driven by office properties in the Western and Eastern regions, due to decreased market demand, higher concessions and current economic conditions.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized losses of $350.9 million during the second quarter of 2023, compared to $239.3 million of net realized and unrealized gains during the second quarter of 2022. Current quarter unrealized losses were seen across the Account's joint venture investments portfolio, with the largest losses seen in the office sector due to decreased market demand, higher concessions and current economic conditions.
Real Estate Funds:
Real estate funds experienced net realized and unrealized losses of $25.9 million during the second quarter of 2023, compared to $16.3 million of unrealized gains during the second quarter of 2022. Unrealized losses in the second quarter of 2023 were due to unfavorable valuations of two of the Account's real estate funds, driven by higher capitalization rates.

Real Estate Operating Business:
The Account's real estate operating business experienced unrealized gains of $1.2 million during the second quarter of 2023, compared to $140.4 million of unrealized gains in the second quarter of 2022 which saw share price growth related to a recapitalization of the business. Unrealized gains in the second quarter of 2023 were the result of a favorable valuation, which is largely based on the prior year's recapitalization of the business, and put the value in line with comparable market transactions.
Foreign Currency Exchange on Forward Contracts:
The Account's foreign currency exchange on forward contracts experienced net realized and unrealized losses of $0.1 million during the second quarter of 2023, compared to unrealized gains of $1.6 million in the second quarter of 2022 due to unfavorable currency exchange rates at the time of settlement.
Marketable Securities
The Account's marketable securities investments experienced net realized and unrealized gains of $1.9 million in the second quarter of 2023, compared to net realized and unrealized losses of $10.2 million during the second quarter of 2022. The current period gains are the net result of the ebb and flow of interest and U.S. Treasury rates during the quarter.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced unrealized losses of $116.3 million during the second quarter of 2023 compared to $83.2 million of unrealized losses during the comparable quarter of 2022. The current period losses are attributed to the unfavorable valuations of loans receivable that were delinquent or went into default during the period.
Loans Payable:
Loans payable experienced unrealized losses of $15.9 million in the second quarter of 2023, compared to $46.1 million of unrealized gains during the comparable quarter of 2022. The unrealized losses in the second quarter of 2023 were attributable to changes in credit spreads and fluctuations in the risk-free yield curve.
Other Unsecured Debt:
The Account's other unsecured debt experienced an unrealized gain of $5.6 million in the second quarter of 2023, attributable to positive changes in the risk-free yield curve.

Six months ended June 30, 2023 compared to six months ended June 30, 2022
Net Investment Income
The following table shows the results of operations for the six months ended June 30, 2023 and 2022 and the dollar and percentage changes for those periods (dollars in millions).

	For the Six Months Ended June 30,		Change
	2023	2022	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$671.5	$617.8	$53.7	8.7%
Real estate property level expenses:
Operating expenses	168.3	144.7	23.6	16.3%
Real estate taxes	107.8	102.0	5.8	5.7%
Interest expense	46.5	37.8	8.7	23.0%
Total real estate property level expenses	322.6	284.5	38.1	13.4%
Real estate income, net	348.9	333.3	15.6	4.7%
Income from real estate joint ventures	100.7	103.0	(2.3)	(2.2)%
Income from real estate funds	10.5	11.5	(1.0)	(8.7)%
Interest	78.6	43.0	35.6	82.8%
Other	—	0.8	(0.8)	N/M
TOTAL INVESTMENT INCOME	538.7	491.6	47.1	9.6%
Expenses:
Investment management charges	41.6	43.9	(2.3)	(5.2)%
Administrative charges	35.1	22.4	12.7	56.7%
Distribution charges	6.1	12.3	(6.2)	(50.4)%
Mortality and expense risk charges	—	0.5	(0.5)	N/M
Liquidity guarantee charges	38.8	45.1	(6.3)	(14.0)%
Interest expense	30.4	4.4	26.0	N/M
TOTAL EXPENSES	152.0	128.6	23.4	18.2%
INVESTMENT INCOME, NET	$386.7	$363.0	$23.7	6.5%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the six months ended June 30, 2023 and 2022. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2023	2022	$	%	2023	2022	$	%	2023	2022	$	%
Same Property	$643.7	$580.5	$63.2	10.9%	$161.6	$133.1	$28.5	21.4%	$104.0	$95.9	$8.1	8.4%
Properties Acquired	9.6	—	9.6	N/M	2.0	—	2.0	N/M	1.4	0.3	1.1	N/M
Properties Sold	18.2	37.3	(19.1)	(51.2)%	4.7	11.6	(6.9)	(59.5)%	2.4	5.8	(3.4)	(58.6)%
Impact of Properties Acquired/Sold	27.8	37.3	(9.5)	(25.5)%	6.7	11.6	(4.9)	(42.2)%	3.8	6.1	(2.3)	(37.7)%
Total Property Portfolio	$671.5	$617.8	$53.7	8.7%	$168.3	$144.7	$23.6	16.3%	$107.8	$102.0	$5.8	5.7%
N/M—Not meaningful
Rental Income:
Rental income increased by $53.7 million, or 8.7%, when compared to the first half of 2022, driven by increases across the industrial, office and apartment sectors due to increases in market rent driven by demand and reductions in bad debt expenses and rent concessions. The Account's hotel property also experienced an increase in income which can be attributed to an increase in outlet business and room rental activity.

Operating Expenses:
Operating expenses increased $23.6 million, or 16.3%, when compared to the first half of 2022. The increase is attributed to increased repair and maintenance costs, as well as utility costs, in the office, industrial and apartment sectors. The Account's hotel property also saw a sizeable increase in operating expenses related to higher occupancy and an increased use of event space.
Real Estate Taxes:
Real estate taxes increased $5.8 million, or 5.7%, when compared to the same period in 2022, due to tax refunds received in the prior year period, as well as taxes for additional parcels from one of the Account's multi-family property located in Fullerton, CA that had not previously been taxed.
Interest Expense:
Interest expense increased $8.7 million, or 23.0%, when compared to the same period in 2022, as a result of a higher average outstanding principal balance on loans payable.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures decreased $2.3 million, when compared to the same period in 2022, as a result of lower distributed income, most notably from one of the Account's retail joint venture investments located in Orlando, Florida, which was partially offset by higher income distributions from two retail properties located in Knoxville, TN and Las Vegas, NV.
Income from Real Estate Funds:
Income from real estate funds decreased $1.0 million, when compared to the same period in 2022, as a result of slightly lower distributed income received from five of the Account's real estate fund investments.
Interest Income:
Interest income increased $35.6 million in comparison to the same period of 2022. The increase is due to a higher average outstanding principal balance on loans receivable, as well as a higher effective interest rate on short-term marketable securities.
Expenses:
Investment management, administrative and distribution costs charged to the Account are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. These expenses increased $4.2 million over the comparable period of 2022, primarily due to an increase in the administrative charge rate.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. Mortality and expense risk expenses decreased $0.5 million over the comparative period of 2022, due to a lower rate charge in effect for the period. Liquidity guarantee expenses were $6.3 million lower than the comparable period of 2022 as a result of lower average net assets.
Interest expense from the Account's other unsecured debt increased $26.0 million when compared to the same period of 2022, due to a higher average outstanding principal balance on the Account's credit facility and senior notes payable.
Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized gains and losses on investments and debt for the six months ended June 30, 2023 and 2022 and the dollar and percentage changes for those periods (dollars in millions).

	For the Six Months Ended June 30,		Change
	2023	2022	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments:
Real estate properties	$—	$29.5	$(29.5)	N/M
Real estate joint ventures	42.1	13.1	29.0	N/M
Real estate funds	13.9	—	13.9	N/M
Foreign currency exchange on forward contracts	(2.9)	—	(2.9)	N/M
Marketable securities	(35.6)	(1.3)	(34.3)	N/M
Total realized gain on investments:	17.5	41.3	(23.8)	(57.6)%
Net change in unrealized gain (loss) on:
Real estate properties	(1,432.8)	2,152.1	(3,584.9)	N/M
Real estate joint ventures	(770.3)	349.0	(1,119.3)	N/M
Real estate funds	(28.8)	6.9	(35.7)	N/M
Real estate operating business	(4.7)	200.8	(205.5)	N/M
Foreign currency exchange on forward contracts	2.3	1.6	0.7	43.8%
Marketable securities	47.1	(38.5)	85.6	N/M
Loans receivable	(159.3)	(82.2)	(77.1)	93.8%
Loans payable	(22.7)	49.8	(72.5)	N/M
Other unsecured debt	(1.3)	13.8	(15.1)	N/M
Net change in unrealized (loss) gain on investments and debt	(2,370.5)	2,653.3	(5,023.8)	N/M
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND DEBT	$(2,353.0)	$2,694.6	$(5,047.6)	N/M

N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced unrealized losses of $1.4 billion during the first six months of 2023, compared to $2.2 billion of net realized and unrealized gains during the comparable period of 2022. While the Account saw depreciation across various real estate sectors during the period, unrealized losses were primarily driven by office properties in the Western and Eastern region due to decreased market demand and current economic conditions.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized losses of $728.2 million during the first six months of 2023, compared to $362.1 million during the first six months of 2022. Net losses in the first half of 2023 were primarily driven by the Account's joint venture investments in the office sector, which saw a large decrease in valuations, mainly from an investment in Seattle, Washington.
Real Estate Funds:
Real estate funds experienced net realized and unrealized losses of $14.9 million during the first six months of 2023, compared to unrealized gains of $6.9 million during the first six months of 2022. Current period losses are due to unfavorable valuations of two funds, due to higher capitalization rates.

Real Estate Operating Business:
The Account's real estate operating business experienced unrealized losses of $4.7 million during the first six months of 2023, compared to $200.8 million unrealized gains in the comparable period of 2022. Unrealized losses were primarily attributed to the recent cost of capital trends.
Foreign Currency Exchange on Forward Contracts:
The Account's foreign currency exchange on forward contracts experienced net realized and unrealized losses of $0.6 million during the second quarter of 2023 due to unfavorable foreign currency exchange at the time of sale.
Marketable Securities:
The Account's marketable securities investments experienced net realized and unrealized gains of $11.5 million in the first six months of 2023, compared to net realized and unrealized losses of $39.8 million in the comparable period of 2022. Current period gains can be attributed to the net result of rising and falling interest and U.S. Treasury rates during the first half of the year.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced unrealized losses of $159.3 million during the first six months of 2023, compared to $82.2 million of net realized and unrealized losses during the comparable period of 2022. Losses in the first six months of 2023 are attributed to unfavorable valuations of four loans receivable that were delinquent or defaulted on the loan terms during the period.
Loans Payable:
Loans payable experienced unrealized losses of $22.7 million in the first six months of 2023, compared to $49.8 million of unrealized gains during the comparable period of 2022. The unrealized losses in the first half of 2023 were attributable to changes in credit spreads and fluctuations in the risk-free yield curve.
Other unsecured debt:
Other unsecured debt experienced unrealized losses of $1.3 million in the first half of 2023, attributable to changes in credit spreads and fluctuations in the risk-free yield curve.
Liquidity and Capital Resources
As of June 30, 2023 and December 31, 2022, the Account’s cash and cash equivalents and marketable securities had a value of $721.5 million and $2.1 billion, respectively, representing 2.8% and 7.1% of the Account’s net assets at such dates, respectively. The decrease in liquid assets during the first half of 2023 was largely attributable to continued market volatility and higher contract owner withdrawals driven by unfavorable market trends in the U.S. commercial real estate market, with elevated interest rates negatively impacting property values. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and contract owner redemption requests (i.e., contract owner transfers, withdrawals or benefit payments). In addition, as disclosed in the Account's Form 10-K for the year ended December 31, 2022, the Account is able to meet its short-term and long-term liquidity needs through cash provided by operating activities and the Liquidity Guarantee provided by TIAA. TIAA's management and the Independent Fiduciary closely monitor the Account's liquidity levels. If contract owner withdrawals continue in line with recent trends, it is likely TIAA will be required to purchase liquidity units pursuant to the Liquidity Guarantee in the third quarter of 2023, depending on the pace of net outflows.
Net Income and Leverage
The Account’s net investment income is a source of liquidity for the Account. Net investment income was $386.7 million for the six months ended June 30, 2023, as compared to $363.0 million for the comparable period of 2022. The increase in total net investment income is described more fully in the Results of Operations section.
The Account has a $945.0 million unsecured line of credit, accessible as needed to fund the Account's near-term investment objectives, as further described in Note 10—Credit Facility. As of June 30, 2023, the Account had not drawn on the line of credit.

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
As of June 30, 2023, the Account’s loan-to-value ratio was 19.6%. The Account's loan-to-value ratio at any time is based on the outstanding principal amount of debt to the Account's total gross asset value, and excludes leverage, if any, employed by REITs and real estate funds in which the Account invests. The ratio is measured at the time of any debt incurrence and after giving effect thereto. The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets. In calculating outstanding indebtedness, we include only the Account’s actual percentage interest in any borrowings on a joint venture investment and not that of any joint venture partner. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving or other line of credit, management includes only amounts outstanding when calculating outstanding indebtedness.
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
As of June 30, 2023, there were six mortgage obligations secured by real estate investments wholly-owned by the Account, totaling $310.4 million, that were scheduled to mature within the next twelve months. Three of these obligations, totaling $106.9 million, were repaid by the Account in July 2023. The Account has sufficient liquidity to meet its mortgage obligations.
Statements of Cash Flows
The following table sets forth the Account's sources and uses of cash flows for the six months ended June 30, 2023 and 2022 (in millions):

	As of June 30,
	2023	2022
Cash flows provided by (used for):
Operating activities	$1,539.7	(767.6)
Financing activities	$(1,538.8)	$781.5
The following provides information regarding the Account's cash flows from operating and financing activities for the six months ended June 30, 2023.

Operating Activities: The Account's operating cash flows are primarily impacted by net investment income and the purchase or sale of investments and debt. Cash provided by operating activities for the six months ended June 30, 2023 as compared to the prior year period, increased by approximately $2.3 billion, primarily driven by:
•$1.4 billion cash inflow from the sale of marketable securities.
•$386.7 million of net investment income.
Financing Activities: The Account's financing cash flows are primarily impacted by contract owner transactions, proceeds from debt and repayments of debt. For the period ended June 30, 2023, key drivers were:
•Net contract owner outflows totaled $1.7 billion.
•The Account repaid $345.1 million of mortgage loans.
•The Account received $100.0 million of proceeds from new mortgage loans obtained.
•The Account received $400.0 million of proceeds from the issuance of Series C senior notes.
Long-Term Financing and Capital Needs
The Account expects to meet its long-term liquidity requirements, such as debt maturities, property acquisitions and financing of development activities, through the use of unsecured debt and credit facilities, proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions. The Account has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high. The value of and cash flow from these unencumbered properties are in excess of the requirements the Account must maintain in order to comply with covenants under its unsecured notes and credit facility.
A summary of the Account's outstanding debt is as follows (in millions):

	June 30, 2023		December 31, 2022
	Principal Balance	% of Total	Principal Balance	% of Total
Secured	$1,923.5	57.9%	$2,168.7	68.4%
Unsecured	1,400.0	42.1%	1,000.0	31.6%
Total	$3,323.5	100.0%	$3,168.7	100.0%
Fixed Rate Debt:
Secured	$1,493.1	44.9%	$1,799.2	56.8%
Unsecured	900.0	27.1%	500.0	15.8%
Fixed Rate Debt	$2,393.1	72.0%	$2,299.2	72.6%
Floating Rate Debt:
Secured	430.4	13.0%	369.5	11.6%
Unsecured	500.0	15.0%	500.0	15.8%
Floating Rate Debt	$930.4	28.0%	$869.5	27.4%
Total	$3,323.5	100.0%	$3,168.7	100.0%
Recent Transactions
The following describes transactions occurring during the second quarter of 2023 related to real estate properties, real estate joint ventures, real estate funds, loans receivable, and loans payable. Except as noted, expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. Dollar amounts are shown in millions.

Sales

Property Name	Transaction Date	Ownership Percentage	Sector	Location	Net Sales Price(1)	Realized Gain on Sale(2)
I-35 Logistics Center	04/26/2023	95.00%	Industrial	Fort Worth, TX	$55.4	$20.4
9625 Towne Centre	06/21/2023	49.90%	Office	San Diego, CA	$80.1	$32.8
(1) Represents the sales price, less selling expenses.
(2) Majority of the realized gain (loss) has been previously recognized as unrealized gains (losses) in the Account's Consolidated Statements of Operations.
Financings
Debt Payoff

Description	Transaction Date	Interest Rate	Sector	Maturity Date	Amount
1001 Pennsylvania Ave	06/01/2023	3.70%	Office	06/01/2023	$(298.2)

Loan Receivable
Originations

Description	Transaction Date	Interest Rate	Maturity Date	Amount
Park on Morton	06/15/2023	6.10%	06/30/2026	$27.8

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint ventures, funds, an operating business and loans receivable, including those with related parties, which, as of June 30, 2023, represented 97.8% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:
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
As of June 30, 2023, 2.2% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., government agency notes and corporate bond securities) and, when applicable, REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements of the Account's 2022 Form 10-K. As of June 30, 2023, the Account does not invest in derivative financial instruments, although it does engage in hedging activity related to foreign currency denominated investments.
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
In addition to these risks, real estate equity securities (such as REIT securities and MBS) would be subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. For more information on the risks associated with all of the Account’s investments, see Item 1A. Risk Factors, of the Form 10-K for the year ended December 31, 2022, as such risk factors may be updated in Item 1A of this Form 10-Q or in subsequent reports.

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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2023. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
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
ITEM 1A. RISK FACTORS.
Continued liquidity challenges could adversely impact the Account’s operations, financial condition, growth and prospects and possibly trigger the Account’s Liquidity Guarantee
The Account requires sufficient liquidity to fund ongoing Account-level loan and debt commitments to make payments on its debt obligations as they become due, satisfy contract owner redemption requests, fund purchases and maintenance of portfolio properties, and meet other cash and contractual commitments. Although the Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and contract owner redemption requests (i.e., contract owner withdrawals or benefit payments), as noted above the Account has experienced a sustained decrease in liquid assets during the first half of 2023. The decrease in liquid assets during the first half of 2023 was largely attributable to continued market volatility and higher contract owner withdrawals driven by unfavorable market trends in the U.S. commercial real estate market, with elevated interest rates negatively impacting property values. If net outflows continue in line with recent trends, that could impair the Account’s ability to fund its operations and meet its obligations as they become due. In such event, it is likely TIAA will be required to purchase liquidity units pursuant to the Liquidity Guarantee in the third quarter of 2023, depending on the pace of net outflows, and this could have a material adverse effect on the Account’s business, financial condition and results of operations.

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

	(I)	Form of OneIRA Non-Qualified Deferred Annuity Contract (and Rate Schedule)[14]
	(J)	(1) Form of Endorsement to Retirement Choice and Retirement Choice Plus Contracts for Custom Portfolios[16]
(2) Form of Endorsement to Retirement Choice and Retirement Choice Plus Certificates for Custom Portfolios[16]
	(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate[17]
	(L)	(1)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Annuity Contract[18]
(2)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Plus Annuity Contract[18]
	(M)	Form of Retirement Plan Loan Endorsement to Group Retirement Annuity Certificate[19]
	(N)	Form of Retirement Plan Loan Endorsement to Retirement Annuity Contract[20]
	(O)	Form of Retirement Plan Loan Endorsement to Supplemental Retirement Annuity Contract[21]
	(P)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[22]
	(Q)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[23]
(10)	(A)	Engagement Letter Agreement with Independent Fiduciary, dated February 10, 2022, between TIAA, on behalf of the Registrant, and SitusAMC Real Estate Valuation Services, LLC[15]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.[8]
	(C)	Form of Note Purchase agreement, dated as of March 21, 2023, by and between TIAA, on behalf of the registrant, and the purchasers party thereto.*
(31)		Rule 13(a)Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications*(e)/ Rule 13a-15(e)/15d-15(e) Certifications*
(32)		Section 1350 Certifications*

(101)	The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2023 (Unaudited), formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities as of June 30, 2023 (Unaudited), (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 (Unaudited), (iii) the Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2023 and 2022 (Unaudited), (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (Unaudited), and (v) the Notes to the Consolidated Financial Statements (Unaudited).**
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of August 2023.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

	By:	/s/ Colbert Narcisse
August 4, 2023		Colbert Narcisse Senior Executive Vice President, Chief Product & Business Development Officer, Teachers Insurance and Annuity Association of America (Principal Executive Officer)

August 4, 2023	By:	/s/ Christopher Baraks
Christopher Baraks Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)