Form 10-Q
period 2023-09-30
TIAA REAL ESTATE ACCOUNT
filed 2023-11-03
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023.
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
Yes ☐  No ☒

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)
(In millions, except per accumulation unit amounts)

	September 30,	December 31,
	2023	2022

ASSETS
Investments, at fair value:
Real estate properties (cost: $14,578.6 and $14,323.2)	$18,802.3	$20,444.0
Real estate joint ventures (cost: $5,751.9 and $5,738.1)	6,151.4	7,103.6
Real estate funds (cost: $835.7 and $787.7)	908.7	893.4
Real estate operating business (cost: $371.4 and $355.0)	650.1	641.9
Marketable securities (cost: $214.0 and $2,077.1)	214.0	2,030.2
Loans receivable (principal: $1,553.0 and $1,546.0)	1,204.6	1,418.7
Loans receivable with related parties (principal: $101.6 and $69.9)	101.1	69.9
Total investments (cost: $23,406.2 and $24,897.0)	$28,032.2	$32,601.7
Cash and cash equivalents	65.3	72.4
Due from investment manager	1.2	—
Other	400.3	359.5
TOTAL ASSETS	$28,499.0	$33,033.6
LIABILITIES
Loans payable, at fair value (principal outstanding: $1,922.5 and $2,168.7)	1,862.6	2,069.7
Line of credit, at fair value (principal outstanding: $510.0 and $—)	510.0	—
Other unsecured debt, at fair value (principal outstanding: $900.0 and $1,000.0)	840.8	953.1
Due to investment manager	—	7.1
Accrued real estate property expenses	294.3	291.8
Other	57.2	53.8
TOTAL LIABILITIES	$3,564.9	$3,375.5
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	24,387.4	29,025.7
Annuity Fund	546.7	632.4
TOTAL NET ASSETS	$24,934.1	$29,658.1
NUMBER OF ACCUMULATION UNITS OUTSTANDING	48.2	52.1
NET ASSET VALUE, PER ACCUMULATION UNIT	$505.717	$556.923

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
INVESTMENT INCOME
Real estate income, net:
Rental income	$345.0	$313.1	$1,016.5	$930.9
Real estate property level expenses and taxes:
Operating expenses	81.8	74.3	250.1	219.0
Real estate taxes	55.6	52.2	163.4	154.2
Interest expense	25.6	25.5	72.1	63.3
Total real estate property level expenses and taxes	163.0	152.0	485.6	436.5
Real estate income, net	182.0	161.1	530.9	494.4
Income from real estate joint ventures	42.2	41.0	142.9	144.0
Income from real estate funds	3.8	7.9	14.3	19.4
Interest	34.3	32.8	112.9	75.8
Other	—	3.0	—	3.8
TOTAL INVESTMENT INCOME	262.3	245.8	801.0	737.4
Expenses:
Investment management charges	21.2	20.7	62.8	64.6
Administrative charges	22.1	9.4	57.2	31.8
Distribution charges	2.4	5.3	8.5	17.6
Mortality and expense risk charges	—	—	—	0.5
Liquidity guarantee charges	17.8	22.2	56.6	67.3
Interest expense	19.0	13.2	49.4	17.6
TOTAL EXPENSES	82.5	70.8	234.5	199.4
INVESTMENT INCOME, NET	179.8	175.0	566.5	538.0
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments:
Real estate properties	(0.4)	(35.0)	(0.4)	(5.5)
Real estate joint ventures	(145.4)	303.1	(103.3)	316.2
Real estate funds	0.5	13.9	14.4	13.9
Foreign currency exchange on forward contracts	0.2	—	(2.7)	—
Marketable securities	—	(1.4)	(35.6)	(2.7)
Net realized (loss) gain on investments	(145.1)	280.6	(127.6)	321.9
Net change in unrealized gain (loss) on:
Real estate properties	(464.3)	134.1	(1,897.1)	2,286.2
Real estate joint ventures	(132.7)	(263.9)	(903.0)	85.1
Real estate funds	(3.8)	(0.6)	(32.6)	6.3
Real estate operating business	(3.5)	13.3	(8.2)	214.1
Foreign currency exchange on forward contracts	—	(0.2)	2.3	1.4
Marketable securities	(0.2)	(7.4)	46.9	(45.9)
Loans receivable	(62.3)	(16.3)	(221.6)	(98.5)
Loans payable	(16.3)	12.1	(39.0)	61.9
Other unsecured debt	13.6	35.7	12.3	49.5
Net change in unrealized (loss) gain on investments and debt	(669.5)	(93.2)	(3,040.0)	2,560.1
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND DEBT	(814.6)	187.4	(3,167.6)	2,882.0
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(634.8)	$362.4	$(2,601.1)	$3,420.0

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions, Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
FROM OPERATIONS
Investment income, net	$179.8	$175.0	$566.5	$538.0
Net realized (loss) gain on investments	(145.1)	280.6	(127.6)	321.9
Net change in unrealized (loss) gain on investments and debt	(669.5)	(93.2)	(3,040.0)	2,560.1
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	(634.8)	362.4	(2,601.1)	3,420.0
FROM CONTRACT OWNER TRANSACTIONS
Premiums	484.7	596.4	1,535.1	2,263.9
Purchase of liquidity units by TIAA	189.9	—	189.9	—
Annuity payments	(13.7)	(14.3)	(41.9)	(41.3)
Death benefits	(43.3)	(44.1)	(121.5)	(111.1)
Withdrawals	(1,046.8)	(775.8)	(3,684.5)	(2,030.1)
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM CONTRACT OWNER TRANSACTIONS	(429.2)	(237.8)	(2,122.9)	81.4
NET (DECREASE) INCREASE IN NET ASSETS	(1,064.0)	124.6	(4,724.0)	3,501.4
NET ASSETS
Beginning of period	25,998.1	31,448.8	29,658.1	28,072.0
End of period	$24,934.1	$31,573.4	$24,934.1	$31,573.4

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(2,601.1)	$3,420.0
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	127.6	(321.9)
Net change in unrealized loss (gain) on investments and debt	3,040.0	(2,560.1)
Purchase of real estate properties	(0.3)	(420.0)
Capital improvements on real estate properties	(259.9)	(297.1)
Proceeds from sales of real estate properties	—	420.3
Purchases of other real estate investments	(265.0)	(796.7)
Proceeds from sales of other real estate investments	161.3	851.4
Purchases and originations of loans receivable	(19.1)	(343.9)
Purchases and originations of loans receivable with related parties	(31.2)	—
Proceeds from sales of loans receivable	—	161.4
Proceeds from payoffs of loans receivable	11.6	28.1
Decrease (increase) in other investments	1,824.7	(489.9)
Net change in due to/from investment manager	(8.3)	3.4
(Increase) in other assets	(48.8)	(21.0)
Increase in other liabilities	12.6	30.7
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,944.1	(335.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	74.0	—
Payments on line of credit	(64.0)	(500.0)
Proceeds from issuance of unsecured debt	400.0	1,000.0
Mortgage loan proceeds received	313.6	20.1
Payments of mortgage loans	(559.7)	(213.7)
Premiums	1,535.1	2,263.9
Purchase of liquidity units by TIAA	189.9	—
Annuity payments	(41.9)	(41.3)
Death benefits	(121.5)	(111.1)
Withdrawals	(3,684.5)	(2,030.1)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,959.0)	387.8
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(14.9)	52.5
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period cash, cash equivalents and restricted cash	117.0	46.0
Net increase in cash, cash equivalents and restricted cash	(14.9)	52.5
End of period cash, cash equivalents and restricted cash	$102.1	$98.5
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$101.1	$69.3
Conversion of term loans to line of credit borrowings	$500.0	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	September 30,
	2023	2022
Cash and cash equivalents	$65.3	$65.0
Restricted cash(1)	36.8	33.5
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$102.1	$98.5
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
Interim Financial Information: The Consolidated Financial Statements of the Account as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Account’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).
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

Recent Accounting Pronouncements: In March 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or "Update") 2023-01—Leases (Topic 842): Common Control Arrangements. The amendments in this Update provide a practical expedient for private companies and not-for-profit entities that are not conduit bond obligors to use the written terms and conditions of a common control arrangement to determine: (1) Whether a lease exists and, if so, (2) The classification of and accounting for that lease. The practical expedient may be applied on an arrangement-by-arrangement basis. If no written terms and conditions exist, an entity is prohibited from applying the practical expedient and must evaluate the enforceable terms and conditions to apply FASB’s Accounting Standards Classification (“ASC”) Topic 842. In addition, the ASU requires all entities (that is, including public companies) to amortize leasehold improvements associated with common control leases over the useful life to the common control group. Lastly, leasehold improvements should be accounted for as a transfer between entities under common control through an adjustment to equity (or net assets for not-for-profit entities) if, and when, the lessee no longer controls the use of the underlying asset. Additionally, those leasehold improvements are subject to the impairment guidance in ASC Topic 360, Property, Plant, and Equipment. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. Management does not expect the guidance to materially impact the Account.
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). To ensure the relief established in ASU 2020-04 covers the period of time during which a significant number of modifications may take place, ASU 2022-06 defers the sunset date of ASC Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. ASU 2022-06 is effective for all entities upon issuance. Management does not expect the guidance to have a material impact to the Account.
In August 2023, the FASB issued ASU No. 2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, intended to (1) provide investors and other allocators of capital with more decision-useful information in a joint venture’s separate financial statements and (2) reduce diversity in practice in this area of financial reporting. The amendments in ASU 2023-05 require that a joint venture, upon formation, apply a new basis of accounting. As a result, a newly formed joint venture should initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The amendments in ASU 2023-05 are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025, may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. Management does not expect the guidance to have a material impact to the Account.
Note 2—Related Party Transactions
Investment management, administrative and distribution services are provided to the Account at cost by TIAA and certain of its affiliated subsidiaries. Services provided at cost are paid by the Account on a daily basis based upon projected expenses to be provided to the Account. Payments are adjusted periodically to ensure daily payments are as close as possible to the Account’s actual expenses incurred. Differences between actual expenses and the amounts paid by the Account are reconciled and adjusted quarterly.
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
In addition to providing the services described above, TIAA charges the Account fees to bear certain mortality and expense risks and risks with providing the liquidity guarantee. These fees are charged as a percentage of the net assets of the Account. Rates for these fees are established annually and disclosed in the Account's prospectus.
Once an Account contract owner begins receiving lifetime annuity income benefits, payment levels cannot be reduced as a result of the Account’s actual mortality experience. As such, mortality and expense risk are contractual charges for TIAA’s assumption of this risk.
TIAA provides the Account with a liquidity guarantee enabling the Account to have funds available to meet contract owner redemption, transfer or cash withdrawal requests. The liquidity guarantee is required by the New York State Department of Financial Services and is subject to a prohibited transaction exemption that the Account received in 1996 (96-76) from the U.S. Department of Labor (“PTE 96-76”). The Account pays TIAA for the risk associated with providing the liquidity guarantee through a daily deduction from the Account’s net assets. Whether the liquidity guarantee is exercised is based on the cash level of the Account from time to time, as well as recent contract owner withdrawal activity and the Account’s expected working capital, debt service and cash needs, and subject to the oversight of the independent fiduciary. If the Account cannot fund contract owner withdrawal or redemption requests from the Account’s own cash flow and liquid investments, TIAA will fund them by purchasing accumulation units issued by the Account (accumulation units that are purchased by TIAA are generally referred to as “liquidity units”). TIAA guarantees that contract owners can redeem their accumulation units at the accumulation unit value next determined after their transfer or cash withdrawal request is received in good order. Liquidity units owned by TIAA are valued in the same manner as accumulation units owned by the Account’s contract owners.
Pursuant to its existing liquidity guarantee obligation, as of September 30, 2023, the TIAA General Account owned 374,269 liquidity units issued by the Account. TIAA paid an aggregate of $189.9 million to purchase these liquidity units during the third quarter of 2023. The independent fiduciary, which has the right to adjust the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”), has established the trigger point at 45% of the outstanding accumulation units. As of September 30, 2023, the TIAA General Account owned approximately 0.78% of the outstanding accumulation units of the Account.
Expenses for the services and fees described above are identified as such in the accompanying Consolidated Statements of Operations and are further identified as "Expenses" in Note 12—Financial Highlights.

The Account has loans receivable outstanding with related parties as of September 30, 2023. Two of the loans are with a joint venture partner and the other loans are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies of the Account's 2022 Form 10-K. References to “SOFR” in the table below and elsewhere in these Notes mean the Secured Overnight Financing Rate, a benchmark interest rate based on the U.S. Treasury bond repurchase market that has largely replaced the discontinued LIBOR (London Interbank Offered Rate) for U.S. dollar-denominated instruments. The following table presents the key terms of the loans as of the reporting date (in millions):

		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
Principal						September 30, 2023	December 31, 2022
2023	2022

36.5	36.5	MRA Hub 34 Holding, LLC	95.00%	2.61% + SOFR	8/26/2024	$36.5	$36.5
0.5	0.5	MRA 34 LLC	—%	3.86% + SOFR	8/26/2024	0.5	0.5
32.8	32.8	THP Student Housing, LLC	97.00%	3.20%	9/1/2024	32.8	32.9
4.0	—	MR MCC 3 Sponsor, LLC	—%	6.00%	12/1/2025	4.0	—
27.8	—	THP Student Housing, LLC	97.00%	6.10%	6/30/2026	27.3	—
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						101.1	69.9
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
As of September 30, 2023, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry.
The Account’s wholly-owned real estate investments and investments in joint ventures are primarily located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of September 30, 2023:

Diversification by Fair Value(1)
	West(2)	South(3)	East(4)	Midwest(5)	Foreign(6)	Total
Industrial	17.4%	8.2%	2.7%	1.6%	—%	29.9%
Apartments	8.1%	10.9%	7.1%	1.0%	—%	27.1%
Office	6.9%	5.6%	11.8%	0.2%	—%	24.5%
Retail	3.6%	5.0%	2.8%	0.7%	—%	12.1%
Other(7)	1.9%	2.3%	1.7%	0.4%	0.1%	6.4%
Total	37.9%	32.0%	26.1%	3.9%	0.1%	100.0%

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

Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2051. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, as of September 30, 2023 and December 31, 2022 are as follows (in millions):

	As of
Years Ended	September 30, 2023		December 31, 2022
2023	$173.5	(1)	$689.0
2024	677.2		634.5
2025	612.0		556.9
2026	523.6		460.0
2027	427.1		362.0
Thereafter	1,405.8		1,276.1
Total	$3,819.2		$3,978.5
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
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (in millions):

	As of
	September 30, 2023	December 31, 2022

Assets:
Right-of-use assets, at fair value	$39.9	$43.3
Liabilities:
Ground lease liabilities, at fair value	$39.9	$43.3
Key Terms:
Weighted-average remaining lease term (years)	64.4	69.9
Weighted-average discount rate(1)	8.17%	7.51%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.
For the nine months ended September 30, 2023 and 2022, operating lease costs related to ground leases were $1.8 million and $1.7 million, respectively. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (in millions):

	As of
	September 30, 2023		December 31, 2022
Years Ended
2023	$0.6	(1)	$2.4
2024	2.5		2.4
2025	2.6		2.5
2026	2.6		2.5
2027	2.6		2.5
Thereafter	448.7		424.3
Total	$459.6		$436.6
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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3); and fair value using the practical expedient (millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at September 30, 2023
Real estate properties	$—	$—	$18,802.3	$—	$18,802.3
Real estate joint ventures	—	—	6,151.4	—	6,151.4
Real estate funds	—	—	—	908.7	908.7
Real estate operating business	—	—	650.1	—	650.1
Marketable securities:
U.S. government agency notes	—	189.1	—	—	189.1
U.S. treasury securities	—	24.9	—	—	24.9
Loans receivable(1)	—	—	1,305.7	—	1,305.7
Total Investments at September 30, 2023	$—	$214.0	$26,909.5	$908.7	$28,032.2
Loans payable	$—	$—	$(1,862.6)	$—	$(1,862.6)
Line of credit	$—	$—	$(510.0)	$—	$(510.0)
Other unsecured debt	$—	$(840.8)	$—	$—	$(840.8)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2022
Real estate properties	$—	$—	$20,444.0	$—	$20,444.0
Real estate joint ventures	—	—	7,103.6	—	7,103.6
Real estate funds	—	—	—	893.4	893.4
Real estate operating business	—	—	641.9	—	641.9
Marketable securities:
U.S. government agency notes	—	902.9	—	—	902.9
Foreign government agency notes	—	16.9	—	—	16.9
U.S. treasury securities	—	574.0	—	—	574.0
Corporate bonds	—	536.4	—	—	536.4
Loans receivable(1)	—	—	1,488.6	—	1,488.6
Total Investments at December 31, 2022	$—	$2,030.2	$29,678.1	$893.4	$32,601.7
Loans payable	$—	$—	$(2,069.7)	$—	$(2,069.7)
Other unsecured debt	$—	$(453.1)	$(500.0)	$—	$(953.1)
(1) Includes loans receivable with related parties.
The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2023 and 2022 (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit	Other Unsecured Debt
For the three months ended September 30, 2023
Beginning balance July 1, 2023	$19,191.3	$6,341.5	$653.6	$1,365.5	$27,551.9	$(1,847.3)	$—	$(500.0)
Total realized and unrealized (losses) gains included in changes in net assets	(464.7)	(278.1)	(3.5)	(62.3)	(808.6)	(16.3)	—	—
Purchases(1)	75.7	88.2	—	2.7	166.6	(213.5)	(574.0)	—
Sales	—	—	—	—	—	—	—	—
Settlements(2)	—	(0.2)	—	(0.2)	(0.4)	214.5	64.0	500.0
Ending balance September 30, 2023	$18,802.3	$6,151.4	$650.1	$1,305.7	$26,909.5	$(1,862.6)	$(510.0)	$—

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit	Other Unsecured Debt
For the nine months ended September 30, 2023
Beginning balance January 1, 2023	$20,444.0	$7,103.6	$641.9	$1,488.6	$29,678.1	$(2,069.7)	$—	$(500.0)
Total realized and unrealized (losses) included in changes in net assets	(1,897.5)	(1,006.3)	(8.2)	(221.6)	(3,133.6)	(39.0)	—	—
Purchases(1)	255.8	179.6	16.4	50.3	502.1	(313.6)	(574.0)	—
Sales	—	—	—	—	—	—	—	—
Settlements(2)	—	(125.5)	—	(11.6)	(137.1)	559.7	64.0	500.0
Ending balance September 30, 2023	$18,802.3	$6,151.4	$650.1	$1,305.7	$26,909.5	$(1,862.6)	$(510.0)	$—

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit	Other Unsecured Debt
For the three months ended September 30, 2022
Beginning balance July 1, 2022	$21,288.6	$7,642.9	$628.0	$1,558.1	$31,117.6	$(2,293.0)	$(500.0)	$—
Total realized and unrealized gains (losses) included in changes in net assets	99.1	39.2	13.3	(16.3)	135.3	12.1	—	—
Purchases(1)	188.8	97.4	0.8	26.4	313.4	(11.0)	—	(500.0)
Sales(4)	(86.3)	—	—	—	(86.3)	—	—	—
Settlements(2)	—	(420.2)	—	(19.7)	(439.9)	166.9	500.0	—
Ending balance September 30, 2022	$21,490.2	$7,359.3	$642.1	$1,548.5	$31,040.1	$(2,125.0)	$—	$(500.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit	Other Unsecured Debt
For the nine months ended September 30, 2022
Beginning balance January 1, 2022	$18,903.9	$7,175.9	$326.3	$1,492.6	$27,898.7	$(2,380.5)	$(500.0)	$—
Total realized and unrealized gains (losses) included in changes in net assets	2,280.7	401.3	214.1	(98.5)	2,797.6	61.9	—	—
Purchases(1)	725.9	579.1	101.7	343.9	1,750.6	(20.1)	—	(500.0)
Sales(4)	(420.3)	—	—	(161.4)	(581.7)	—	—	—
Settlements(2)	—	(797.0)	—	(28.1)	(825.1)	213.7	500.0	—
Ending balance September 30, 2022	$21,490.2	$7,359.3	$642.1	$1,548.5	$31,040.1	$(2,125.0)	$—	$(500.0)
(1)Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable, assumption of loans payable and term loan borrowings.
(2)Includes operating income for real estate joint ventures net of distributions, payments of loans receivable, and payments of loans payable and line of credit.
(3)Includes loans receivable with related parties.
(4)Real estate properties amount shown is inclusive of post closing realized losses.
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of September 30, 2023.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.3% - 9.5% (7.6%) 5.3% - 8.0% (6.3%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 9.1% (6.0%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.3% - 8.3% (7.1%) 4.8% - 7.0% (5.4%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	1.8% - 6.3% (4.8%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 7.3% (6.6%) 4.8% - 5.8% (5.3%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 5.5% (4.7%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.3% - 11.5% (7.9%) 5.3% - 9.0% (6.4%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0% - 8.5% (5.8%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.0% 8.3%
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.8%
Real Estate Operating Business		Income Approach—Discounted Cash Flow	Discount Rate Terminal Growth Rate	10.7% 8.2%
		Market Approach	EBITDA Multiple	31.7x
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	35.8% - 87.3% (53.3%) 5.3% - 10.9% (6.8%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	35.8% - 87.3% (53.3%) 1.1 - 2.1 (1.2)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	28.5% - 37.7% (32.2%) 6.0% - 6.1% (6.0%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	28.5% - 37.7% (32.2%) 1.1 - 1.1 (1.1)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	28.0% - 70.1% (43.4%) 5.8% - 7.7% (6.7%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	28.0% - 70.1% (43.4%) 1.1 - 1.3 (1.1)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	49.0% - 79.1% (57.4%) 5.9% - 6.7% (6.4%)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	49.0% - 79.1% (57.4%) 1.2- 1.6 (1.3)
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	43.5% - 120.1% (75.3%) 6.5% - 52.7% (13.6%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	49.5% - 66.0% (57.8%) 5.5% - 8.5% (6.3%)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	38.8% - 70.1% (62.9%) 6.5% - 8.8% (8.1%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	12.1% - 64.5% (49.7%) 6.7% - 13.6% (13.4%)
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2022.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 9.0% (7.1%) 4.8% - 8.5% (5.8%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.3% - 8.0% (5.4%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.8% - 8.0% (6.6%) 4.3% - 7.0% (5.0%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	1.8% - 6.0% (4.3%)
	Apartment	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	5.5% - 7.0% (6.1%) 4.3% - 5.8% (4.7%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.5% - 5.0% (4.1%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.0% - 11.5% (7.3%) 5.3% - 8.8% (6.0%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 8.5% (5.4%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.0% (10.0%) 8.0% (8.0%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.5% (7.5%)
Real Estate Operating Business		Income Approach—Discounted Cash Flow	Discount Rate	9.8%
			Terminal Growth Rate	7.0%
		Market Approach	EBITDA Multiple	31.3x
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	35.4% - 64.3% (48.7%) 3.7% - 7.0% (6.0%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	35.4% - 64.3% (48.7%) 1.1 - 1.3 (1.2)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	27.8% - 37.0% (31.4%) 5.7% - 6.1% (5.9%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	27.8% - 37.0% (31.4%) 1.1 - 1.1 (1.1)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	24.8% - 66.4% (39.0%) 5.6% - 6.4% (6.0%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	24.8% - 66.4% (39.0%) 1.1 - 1.3 (1.1)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	44.8% - 74.6% (47.2%) 5.5% - 6.3% (5.7%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	44.8% - 74.6% (47.2%) 1.1 - 1.3 (1.2)
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	40.0% - 105.0% (69.7%) 5.5% - 13.2% (8.7%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	49.5% - 66.0% (57.8%) 5.3% - 9.8% (6.4%)
	Apartment	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	36.4% - 76.1% (45.4%) 5.5% - 8.6% (7.0%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	54.9% - 104.5% (80.1%) 7.3% - 18.2% (10.2%)
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
During the nine months ended September 30, 2023 and 2022, there were no transfers between Levels 1, 2 or 3.
The amount of total net unrealized gains (losses) included in changes in net assets relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(1)	Total Level 3 Investments	Loans Payable
For the three months ended September 30, 2023	$(464.3)	$(291.5)	$(3.5)	$(62.3)	$(821.6)	$(16.3)
For the nine months ended September 30, 2023	$(1,897.1)	$(1,062.6)	$(8.2)	$(221.6)	$(3,189.5)	$(39.0)
For the three months ended September 30, 2022	$88.0	$14.5	$13.3	$(16.3)	$99.5	$12.1
For the nine months ended September 30, 2022	$2,256.4	$419.5	$214.1	$(98.5)	$2,791.5	$61.9
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At September 30, 2023, the Account held investments in joint ventures with ownership interest percentages that ranged from 2.0% to 98.5%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a predetermined threshold.
A condensed summary of the results of operations of the joint ventures are shown below (millions):

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2023	2022	2023	2022
Operating Revenue and Expenses
Revenues	$309.0	$294.9	$924.7	$852.2
Expenses	192.6	173.3	554.4	504.2
Excess of revenues over expenses	$116.4	$121.6	$370.3	$348.0
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
No financial support (such as loans or financial guarantees) was provided to the Funds during the nine months ended September 30, 2023. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are included in the maximum exposure to loss presented below.

The carrying amount and maximum exposure to loss relating to unconsolidated VIEs in which the Account holds a variable interest but is not the primary beneficiary were as follows at September 30, 2023 (in millions):

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
LCS SHIP Venture I, LLC (90.0% Account Interest)	$232.9	$232.9	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Veritas - Trophy VI, LLC (90.4% Account Interest)	$68.4	$79.6	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles metropolitan statistical area ("MSA").
			The Account can sell or transfer its interest in the fund with the consent and approval of the manager.

SP V - II, LLC (61.8% Account Interest)	$94.8	$103.5	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.

			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Taconic New York City GP Fund, LP (60.0% Account Interest)	$21.4	$21.4	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City MSA.
			Liquidation estimated to begin no earlier than 2024.
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
Silverpeak NRE FundCo LLC (90.0% Account Interest)	$44.8	$70.9	Redemptions prohibited prior to liquidation.	To invest in alternative real estate investments primarily in major U.S. metropolitan markets.
			Liquidation estimated to begin no earlier than 2028.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
IDR - Core Property Index Fund, LLC (1.1% Account Interest)	$39.5	$39.5	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.
Townsend Group Value-Add Fund (99.0% Account Interest)	$185.2	$259.9	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the U.S. market.
			Liquidation estimated to begin no earlier than 2027.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion
Flagler REA Healthcare Properties Partnership (90.0% Account Interest)	$20.6	$20.6	Redemptions prohibited prior to liquidation.	To acquire healthcare properties within the top 50 MSA's in the U.S.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to transfer its interest in the fund to a qualified institutional investor, subject to the right first offer by the partner, following the one year anniversary of the fund launch.

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)	$18.5	$18.5	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
			Liquidation estimated to begin no earlier than 2026.
			The Account is permitted to sell or transfer its interest in the fund with the consent and approval of the manager.
Silverpeak NRE FundCo 2 LLC (90.0% Account Interest)	$59.3	$81.9	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
JCR Capital - REA Preferred Equity Parallel Fund (31.1% Account Interest)	$78.3	$105.0	Redemptions prohibited prior to liquidation.	To invest primarily in multi-family properties.
			Liquidation estimated to begin no earlier than 2026.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion

Silverpeak NRE FundCo 3 LLC (90.0% Account Interest)	$45.0	$96.5	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
Total	$908.7	$1,130.2
Note 8—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s direct and indirect interests in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's loans (in millions):

	September 30, 2023			December 31, 2022

	Principal Outstanding	Fair Value	% of Fair Value	Principal Outstanding	Fair Value	% of Fair Value
Office(1)	$1,085.6	$744.6	57.0%	$904.6	$788.4	52.9%
Apartments(1)	246.3	240.1	18.4%	214.2	209.6	14.1%
Industrial	133.6	133.1	10.2%	131.6	130.6	8.8%
Hotel	139.3	139.3	10.7%	139.3	134.9	9.1%
Retail	45.8	44.6	3.4%	226.1	225.1	15.1%
Land	4.0	4.0	0.3%	—	—	—%
	$1,654.6	$1,305.7	100.0%	$1,615.8	$1,488.6	100.0%
(1) Includes loans receivable with related parties.
The Account monitors the risk profile of the loan receivable portfolio with the assistance of a third-party rating service that models the loans and assigns risk ratings based on inputs such as loan-to-value ratios, yields, credit quality of the borrowers, property types of the collateral, geographic and local market dynamics, physical condition of the collateral, and the underlying structure of the loans. Ratings for loans are updated monthly. Assigned ratings can range from AAA to C, with an AAA designation representing debt with the lowest level of credit risk and C representing a greater risk of default or principal loss. Loans that are delinquent or in default are generally assigned a D rating unless the value of the collateral asset is estimated to be greater than, or equal to, the outstanding loan balance. Debt in good health is typically reflective of a risk rating in the B range (e.g., BBB, BB, or B), as these ratings reflect borrowers' having adequate financial resources to service their financial commitments, or the value of the collateral asset is estimated to be greater than, or equal to, the outstanding loan balance, but also acknowledging that adverse economic conditions, should they occur, would likely impede on a borrowers' ability to pay.
The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of September 30, 2023 (in millions), listed in order of the strength of the risk rating (from strongest to weakest):

	September 30, 2023			December 31, 2022
	Number of Loans	Fair Value	% of Fair Value	Number of Loans	Fair Value	% of Fair Value
A+	—	—	—%	1	—	—%
A	—	—	—%	2	130.6	8.8%
A-	1	101.1	7.7%	1	—	—%
BBB+	1	96.3	7.4%	3	191.0	12.8%
BBB	1	104.5	8.0%	2	137.4	9.2%
BBB-	1	1.8	0.1%	1	47.5	3.2%
BB+	2	163.6	12.5%	2	64.9	4.4%
BB	3	204.9	15.7%	2	72.3	4.8%
BB-	—	—	—%	1	18.9	1.3%
B+	3	121.0	9.3%	3	87.2	5.9%
B	—	—	—%	2	72.5	4.9%
B-	2	50.1	3.9%	5	171.0	11.5%
CCC+	2	110.0	8.4%	3	223.4	15.0%
CCC	1	18.1	1.4%	—	—	—%
CCC-	—	—	—%	2	60.9	4.1%
CC	3	134.3	10.3%	1	66.0	4.4%
C	2	22.2	1.7%	1	75.1	5.0%
D	7	76.7	5.9%	—	—	—%
NR(1)	5	101.1	7.7%	3	69.9	4.7%
	34	$1,305.7	100.0%	35	$1,488.6	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of September 30, 2023 and December 31, 2022, all loans with NR designations were with related parties. The loans are collateralized by equity interests in real estate investments.
The following table represents loans receivable in nonaccrual status as of September 30, 2023 (in millions). Loans are placed in nonaccrual status when a loan is more than 90 days in arrears or at any point when management believes the full collection of principal is doubtful.

Aging	Number of Loans	Principal Outstanding	Fair Value
Past Due - 90 Days +	6	$293.3	$58.3
Note 9—Loans Payable
At September 30, 2023, the Account had outstanding loans payable secured by the following assets (in millions):

Property	Annual Interest Rate and Payment Frequency	Principal Amounts Outstanding as of		Maturity
		September 30, 2023	December 31, 2022

1001 Pennsylvania Avenue(1)	3.70% paid monthly	$—	$301.2	June 1, 2023
Biltmore at Midtown(2)	3.94% paid monthly	—	36.4	July 5, 2023
Cherry Knoll(2)	3.78% paid monthly	—	35.3	July 5, 2023
Lofts at SoDo(2)	3.94% paid monthly	—	35.1	July 5, 2023
Pacific City(2)	2.10% + SOFR paid monthly	—	105.0	October 1, 2023
San Diego Office Portfolio(3)	1.61% + SOFR paid monthly	58.2	58.2	October 9, 2023

Property	Annual Interest Rate and Payment Frequency	Principal Amounts Outstanding as of		Maturity
		September 30, 2023	December 31, 2022

The Stratum(3)	2.36% + SOFR paid monthly	40.4	40.4	May 9, 2024
Spring House Innovation Park(3)	1.36% + SOFR paid monthly	56.9	52.3	July 9, 2024
1401 H Street NW	3.65% paid monthly	115.0	115.0	November 5, 2024
The District on La Frontera(1)	3.84% paid monthly	36.3	37.0	December 1, 2024
The District on La Frontera(1)	4.96% paid monthly	4.1	4.2	December 1, 2024
Circa Green Lake	3.71% paid monthly	52.0	52.0	March 5, 2025
Union - South Lake Union	3.66% paid monthly	57.0	57.0	March 5, 2025
Holly Street Village	3.65% paid monthly	81.0	81.0	May 1, 2025
Henley at Kingstowne(1)	3.60% paid monthly	66.6	67.7	May 1, 2025
32 South State Street	4.48% paid monthly	24.0	24.0	June 6, 2025
Project Sonic(3)	2.00% + SOFR paid monthly	93.5	—	June 9, 2025
Vista Station Office Portfolio(1)	4.00% paid monthly	18.1	18.6	July 1, 2025
780 Third Avenue	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue	3.55% paid monthly	20.0	20.0	August 1, 2025
Reserve at Chino Hills(3)	1.61% + SOFR paid monthly	78.9	72.5	August 9, 2025
Vista Station Office Portfolio(1)	4.20% paid monthly	41.2	41.9	November 1, 2025
Sixth & Main	1.87% + LIBOR paid monthly	—	41.1	November 9, 2025
701 Brickell Avenue(1)	3.66% paid monthly	175.8	178.5	April 1, 2026
Marketplace at Mill Creek	3.82% paid monthly	39.6	39.6	September 11, 2027
Overlook At King Of Prussia	3.82% paid monthly	40.8	40.8	September 11, 2027
Winslow Bay	3.82% paid monthly	25.8	25.8	September 11, 2027
1900 K Street, NW(1)	3.93% paid monthly	159.2	161.1	April 1, 2028
99 High Street	3.90% paid monthly	277.0	277.0	March 1, 2030
Ashford Meadows(4)	5.76% paid monthly	64.6	—	October 1, 2028
803 Corday(4)	5.76% paid monthly	62.2	—	October 1, 2028
Churchill on the Park(4)	5.76% paid monthly	40.5	—	October 1, 2028
Carrington Park(4)	5.76% paid monthly	43.8	—	October 1, 2028
Total Principal Outstanding		$1,922.5	$2,168.7
Fair Value Adjustment(5)		(59.9)	(99.0)
Total Loans Payable		$1,862.6	$2,069.7
(1)The mortgage is adjusted monthly for principal payments.
(2)The principal amount of the outstanding debt was paid off during the quarter.
(3)The loan is collateralized by a mezzanine loan receivable. The mezzanine loan receivable is collateralized by the property reflected within the table above.
(4)These loans are part of a cross-collateralized credit facility.
(5)The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt.

Note 10—Credit Facility
On September 16, 2022, the Account entered into a credit agreement (the “Credit Agreement”) with a syndicate of third-party bank lenders, including JPMorgan Chase Bank, N.A., comprised of revolving credit loans ("Line of Credit") up to $945.0 million and up to $500.0 million in term loans ("Term Loans"). On August 11, 2023, the Credit Agreement was amended to increase the revolving credit loans commitment to $1.4 billion and convert the $500.0 million in outstanding term loans into revolving credit loans. The term loans may not be redrawn and all references to Term Loans have been removed from the agreement. The Account may use the proceeds of borrowings under the Credit Agreement for general organizational purposes in the ordinary course of business, including to finance certain real estate portfolio investments. The Account may prepay borrowings under the Credit Facility at any time during the life of the loan without penalty.
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
As of September 30, 2023, the Account was in compliance with all covenants required by the Credit Agreement.
The following table provides a summary of the key characteristics of the Credit Agreement, as of September 30, 2023:

Current Balance - Line of Credit (in millions)	$510.0
Maximum Capacity (in millions)	$1,445.0
Inception Date	September 16, 2022
Revolving Commitment Termination	September 16, 2024
Extension Option(1)	Yes
ABR Revolving Credit Loans Interest Rate	ABR + Applicable Margin
SOFR Revolving Credit Loans Interest Rate(2)	Adjusted SOFR + Applicable Margin
Facility Fee (3)	0.125% - 0.20% quarterly

(1) The Account has three options to extend the Commitment Termination Date for an additional twelve months each. The Account may also request additional funding, not to exceed $55.0 million, at any time prior to the Commitment Termination Date; however, this request is subject to approval at the sole discretion of the lenders and is not guaranteed.

(2) The weighted average interest rate for three and nine months ended September 30, 2023 was 6.255%.
(3) The Account is charged a fee on the Line of Credit, whether used or unused, which is determined based on the Account's loan-to-value ratio.
Note 11—Senior Notes Payable
On June 10, 2022, the Account entered into a note purchase agreement with certain qualified institutional investors. Under the note purchase agreement, the Account issued $500.0 million of debt securities, in the form of Series A senior notes (the "Series A Notes") and Series B senior notes (the "Series B Notes") that mature in 2029 and 2032, respectively. The Account is obligated to repay the Series A and B Notes at par, plus accrued and unpaid interest to, but not including, the date of repayment. The Series A Notes bear interest at an annual rate of 3.24%, payable semi-annually, and the Series B Notes bear interest at an annual rate of 3.35%, payable semi-annually. The Account may also prepay the Series A and B Notes in whole or in part at any time, or from time to time, at the Account's option at par plus accrued interest to the prepayment date and, if prepaid on or before 90 days prior to the applicable maturity date, a make-whole premium.
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
As of September 30, 2023, the Account was in compliance with all covenants required by the note purchase agreements.
The following table provides a summary of the key characteristics of the outstanding senior notes payable, as of September 30, 2023:

	Principal (in millions)	Interest Rate	Maturity Date
Series A	$300.0	3.24%	June 10, 2029
Series B	$200.0	3.35%	June 10, 2032
Series C	$400.0	5.50%	May 30, 2027
Note 12—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Nine Months Ended September 30, 2023	Years Ended December 31,
		2022	2021	2020

Per Accumulation Unit Data:
Rental income	$20.249	$23.751	$22.672	$21.145
Real estate property level expenses and taxes	9.673	11.042	10.683	10.027
Real estate income, net	10.576	12.709	11.989	11.118
Other income	5.381	6.559	5.474	4.980
Total income	15.957	19.268	17.463	16.098
Expense charges(1)	4.671	5.121	4.035	3.603
Investment income, net	11.286	14.147	13.428	12.495
Net realized and unrealized (loss) gain on investments and debt	(62.492)	28.011	64.615	(16.195)
Net (decrease) increase in Accumulation Unit Value	(51.206)	42.158	78.043	(3.700)
Accumulation Unit Value:
Beginning of period	556.923	514.765	436.722	440.422
End of period	$505.717	$556.923	$514.765	$436.722
Total return(3)	(9.19)%	8.19%	17.87%	(0.84)%
Ratios to Average net assets(2):
Expense charges(4)	0.92%	0.89%	0.84%	0.81%
Investment income, net	2.80%	2.45%	2.82%	2.85%
Portfolio turnover rate(3):
Real estate properties(5)	1.0%	5.6%	7.6%	7.1%
Marketable securities(6)	11.9%	4.7%	—%	113.4%
Accumulation Units outstanding at end of period (millions)	48.2	52.1	53.4	52.0
Net assets end of period (millions)	$24,934.1	$29,658.1	$28,072.0	$23,243.9
(1)Expense charges per Accumulation Unit reflect the year-to-date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.
(2)Percentages for the nine months ended September 30, 2023 are annualized.

(3)Percentages for the nine months ended September 30, 2023 are not annualized.
(4)Ratio of expenses to average net assets reflects the year-to-date Account level expense charges, which excludes interest expense on Account-level debt and also excludes property level expenses, which are included in real estate income, net.
(5)Real estate investment portfolio turnover rate is calculated by dividing the lesser of purchases or sales of real estate property investments (including contributions to, or return of capital distributions received from, existing real estate joint ventures and fund investments) by the average value of the portfolio of real estate investments held during the period.
(6)Marketable securities portfolio turnover rate is calculated by dividing the lesser of purchases or sales of securities, excluding securities having maturity dates at acquisition of one year or less, by the average value of the portfolio securities held during the period.
Note 13—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Nine Months Ended September 30, 2023	For the Year Ended December 31, 2022

Outstanding:
Beginning of period	52.1	53.4
Credited for premiums	2.9	5.4
Credited for purchase of liquidity units by TIAA	0.4	—
Annuity, other periodic payments, withdrawals and death benefits	(7.2)	(6.7)
End of period	48.2	52.1
Note 14—Commitments and Contingencies
Commitments—As of September 30, 2023 and December 31, 2022, the Account had the following immediately callable commitments to purchase additional interests in its real estate funds or provide additional funding through its loans receivable investments (in millions):

	Commitment Expiration	September 30, 2023	December 31, 2022

Real Estate Funds(1)
Veritas Trophy VI, LLC	08/2023(3)	11.2	15.4
Taconic New York City GP Fund, LP	11/2023	—	4.2
Silverpeak NRE FundCo 3 LLC	12/2023	51.5	70.0
JCR Capital - REA Preferred Equity Parallel Fund	02/2024	26.7	48.6
Flagler - REA Healthcare Properties Partnership	02/2025	—	1.2
Townsend Group Value-Add Fund	12/2026	74.7	84.7
Silverpeak NRE FundCo LLC	12/2028	26.1	26.2
SP V - II, LLC	09/2029	8.7	10.0
Silverpeak NRE FundCo 2 LLC	12/2029	22.6	29.6
		$221.5	$289.9
Loans Receivable(2)
311 South Wacker Mezzanine	03/2023	—	2.2
SCG Oakland Portfolio Mezzanine	04/2023	—	5.4
Five Oak Mezzanine	05/2023	—	1.5
Liberty Park Mezzanine	11/2023	2.6	2.6
Colony New England Hotel Portfolio Senior Loan	11/2023	3.6	3.6
Colony New England Hotel Portfolio Mezzanine	11/2023	1.2	1.2
Exo Apartments Mezzanine	01/2024	3.9	2.4
The Stratum Senior Loan	05/2024	—	1.3
The Stratum Mezzanine	05/2024	—	0.4
Spring House Innovation Park Senior Loan	07/2024	17.8	23.4

	Commitment Expiration	September 30, 2023	December 31, 2022
Spring House Innovation Park Mezzanine	07/2024	5.9	7.8
MRA Hub 34 Holding, LLC	08/2024	1.4	1.5
Project Sonic Senior Loan	06/2025	2.4	3.9
Project Sonic Mezzanine	06/2025	0.8	1.3
One Biscayne Tower Senior Loan	07/2025	31.8	31.8
One Biscayne Tower Mezzanine	07/2025	10.6	10.6
The Reserve at Chino Hills	08/2025	6.1	12.7
735 Watkins Mill	08/2025	5.3	9.2
Sixth and Main Senior Loan	11/2025	—	6.2
Sixth and Main Mezzanine	11/2025	—	3.4
		$93.4	$132.4

TOTAL COMMITMENTS		$314.9	$422.3
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
(3)The commitment period is currently is being evaluated for extension by Management.
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
Note 15—Subsequent Events
In preparing these financial statements, Management has evaluated events and transactions for potential recognition or disclosure subsequent to September 30, 2023, through November 3, 2023, the date the financial statements were issued and determined there were no material events or transactions to disclose.

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	September 30, 2023		December 31, 2022
	Fair Value	% of Net Assets	Fair Value	% of Net Assets

Alabama
Retail	48.9	0.2%	55.3	0.2%
	$48.9	0.2%	$55.3	0.2%
Arizona
Industrial	47.8	0.2%	48.3	0.2%
Land	9.0	—%	4.3	—%
	$56.8	0.2%	$52.6	0.2%
California
Industrial	3,696.4	14.8%	3,924.6	13.2%
Apartment	1,442.9	5.8%	1,567.0	5.3%
Office	464.5	1.9%	574.2	1.9%
Retail	432.7	1.7%	441.0	1.5%
	$6,036.5	24.2%	$6,506.8	21.9%
Colorado
Office	67.9	0.3%	102.0	0.3%
Industrial	45.9	0.2%	49.0	0.2%
	$113.8	0.5%	$151.0	0.5%
Connecticut
Office	29.4	0.1%	35.4	0.1%
	$29.4	0.1%	$35.4	0.1%
Florida
Apartment	1,184.8	4.7%	1,304.4	4.4%
Industrial	714.4	2.9%	714.0	2.4%
Office	493.0	2.0%	503.0	1.7%
Retail	150.7	0.6%	157.6	0.5%
	$2,542.9	10.2%	$2,679.0	9.0%
Georgia
Apartment	402.2	1.6%	456.7	1.5%
Retail	248.9	1.0%	253.7	0.9%
Industrial	237.1	0.9%	258.3	0.9%
	$888.2	3.5%	$968.7	3.3%
Illinois
Retail	172.0	0.7%	189.3	0.6%
Industrial	159.8	0.6%	182.1	0.6%
Apartment	124.1	0.5%	129.4	0.5%
Land	47.0	0.2%	5.7	—%
	$502.9	2.0%	$506.5	1.7%
Indiana
Industrial	101.0	0.4%	108.0	0.4%
	$101.0	0.4%	$108.0	0.4%
Maryland
Apartment	80.0	0.3%	86.5	0.3%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	September 30, 2023		December 31, 2022
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Industrial	75.8	0.3%	68.4	0.2%
Retail	70.7	0.3%	74.4	0.3%
	$226.5	0.9%	$229.3	0.8%
Massachusetts
Office	563.7	2.3%	687.3	2.3%
Industrial	150.1	0.6%	169.5	0.6%
Retail	119.0	0.5%	123.0	0.4%
Apartment	53.3	0.2%	57.7	0.2%
	$886.1	3.6%	$1,037.5	3.5%
Minnesota
Industrial	139.1	0.6%	149.1	0.5%
Apartment	84.4	0.3%	100.8	0.3%
	$223.5	0.9%	$249.9	0.8%
New Jersey
Industrial	369.8	1.5%	388.7	1.3%
Retail	86.5	0.3%	90.5	0.3%
	$456.3	1.8%	$479.2	1.6%
New York
Office	605.8	2.4%	787.0	2.7%
Apartment	265.2	1.1%	266.8	0.9%
	$871.0	3.5%	$1,053.8	3.6%
North Carolina
Retail	91.8	0.4%	90.3	0.3%
Apartment	76.6	0.3%	86.4	0.3%
	$168.4	0.7%	$176.7	0.6%
Oregon
Apartment	35.2	0.1%	41.3	0.1%
	$35.2	0.1%	$41.3	0.1%
Pennsylvania
Retail	62.2	0.3%	68.1	0.2%
	$62.2	0.3%	$68.1	0.2%
South Carolina
Apartment	74.2	0.3%	89.5	0.3%
Retail	48.0	0.2%	46.9	0.2%
	$122.2	0.5%	$136.4	0.5%
Tennessee
Retail	143.6	0.6%	149.5	0.5%
Industrial	71.6	0.3%	73.9	0.3%
Apartment	36.8	0.1%	38.6	0.1%
	$252.0	1.0%	$262.0	0.9%
Texas
Industrial	969.7	3.9%	936.5	3.2%
Apartment	655.4	2.6%	706.9	2.4%
Office	505.1	2.0%	591.8	2.0%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	September 30, 2023		December 31, 2022
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Hotel	89.4	0.4%	87.6	0.3%
	$2,219.6	8.9%	$2,322.8	7.8%
Utah
Office	92.4	0.4%	119.5	0.4%
	$92.4	0.4%	$119.5	0.4%
Virginia
Apartment	392.5	1.6%	414.0	1.4%
Retail	136.2	0.5%	152.7	0.5%
Office	88.1	0.4%	114.1	0.4%
	$616.8	2.5%	$680.8	2.3%
Washington
Industrial	559.0	2.2%	595.2	2.0%
Apartment	289.8	1.2%	327.1	1.1%
	$848.8	3.4%	$922.3	3.1%
Washington D.C.
Office	1,081.1	4.3%	1,248.0	4.2%
Apartment	319.8	1.3%	353.1	1.2%
	$1,400.9	5.6%	$1,601.1	5.4%
TOTAL REAL ESTATE PROPERTIES
(Cost: $14,578.6 and $14,323.2)	$18,802.3	75.4%	$20,444.0	68.9%

REAL ESTATE JOINT VENTURES
Location/Sector	September 30, 2023		December 31, 2022
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Arizona
Land	24.6	0.1%	17.3	0.1%
	$24.6	0.1%	$17.3	0.1%
California
Office	893.2	3.6%	1,082.2	3.6%
Retail	41.4	0.2%	50.6	0.2%
Other(3)	1.2	—%	—	—%
	$935.8	3.8%	$1,132.8	3.8%
Florida
Retail	479.4	1.9%	624.8	2.1%
	$479.4	1.9%	$624.8	2.1%
Georgia
Land	28.2	0.1%	—	—%
	$28.2	0.1%	$—	—%
Maryland
Land	43.1	0.2%	16.0	—%
Retail	16.4	0.1%	17.1	0.1%
	$59.5	0.3%	$33.1	0.1%
Massachusetts
Office	351.8	1.4%	447.6	1.5%
	$351.8	1.4%	$447.6	1.5%
Nevada
Retail	413.1	1.7%	503.9	1.7%
	$413.1	1.7%	$503.9	1.7%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE JOINT VENTURES
Location/Sector	September 30, 2023		December 31, 2022
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
New York
Office	76.4	0.3%	139.7	0.5%
Industrial	69.9	0.3%	78.5	0.2%
Apartment	50.2	0.2%	51.7	0.2%
Retail	34.2	0.1%	32.9	0.1%
	$230.7	0.9%	$302.8	1.0%
North Carolina
Apartments	95.0	0.4%	—	—%
Retail	42.7	0.2%	143.0	0.5%
Land	29.0	0.1%	30.8	0.1%
Office	22.9	0.1%	49.3	0.2%
	$189.6	0.8%	$223.1	0.8%
South Carolina
Apartment	61.6	0.2%	60.0	0.2%
Land	19.4	0.1%	8.7	—%
	$81.0	0.3%	$68.7	0.2%
Tennessee
Retail	185.3	0.7%	225.0	0.8%
	$185.3	0.7%	$225.0	0.8%
Texas
Office	315.4	1.3%	348.8	1.2%
Land	—	—%	28.8	0.1%
Industrial	50.7	0.2%	53.3	0.2%
Other(3)	1.4	—%	—	—%
	$367.5	1.5%	$430.9	1.5%
Washington
Office	(0.2)	—%	135.9	0.5%
	$(0.2)	—%	$135.9	0.5%
Various(1)
Storage	1,277.6	5.1%	1,310.2	4.4%
Apartment	1,052.9	4.2%	1,146.4	3.9%
Office	448.0	1.8%	471.7	1.6%
	$2,778.5	11.1%	$2,928.3	9.9%
Foreign(2)
Land	16.4	0.1%	20.4	0.1%
Other(3)	10.2	—%	9.0	—%
	$26.6	0.1%	$29.4	0.1%
TOTAL REAL ESTATE JOINT VENTURES
(Cost: $5,751.9 and $5,738.1)	$6,151.4	24.7%	$7,103.6	24.0%
(1)Properties within these investments are located throughout the United States.
(2)Property is located outside of the United States.
(3)The value represents the equity interest in the joint venture, which does not currently hold any properties.

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES
	September 30, 2023		December 31, 2022
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Corporate bonds	—	—%	536.4	1.8%
U.S. government agency notes	189.1	0.8%	902.9	3.0%
Foreign government agency notes	—	—%	16.9	0.1%
U.S. treasury securities	24.9	0%.1	574.0	1.9%
TOTAL MARKETABLE SECURITIES
(Cost: $214.0 and $2,077.1)	$214.0	0.9%	$2,030.2	6.8%

TOTAL REAL ESTATE FUNDS
(Cost: $835.6 and $787.7)	$908.7	3.6%	$893.4	3.0%

TOTAL REAL ESTATE OPERATING BUSINESS
(Cost: $371.4 and $355.0)	$650.1	2.6%	$641.9	2.2%

TOTAL LOANS RECEIVABLE
(Cost: $1,553.0 and $1,546.0)	$1,204.6	4.8%	$1,418.7	4.8%

TOTAL LOANS RECEIVABLE WITH RELATED PARTIES
(Cost: $101.6 and $69.9)	$101.1	0.4%	$69.9	0.2%

TOTAL INVESTMENTS
(Cost: $23,406.1 and $24,897.0)	$28,032.2	112.4%	$32,601.7	109.9%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Account’s financial condition and results of operations should be read together with the Consolidated Financial Statements and notes contained in this report, the audited Consolidated Financial Statements and accompanying notes contained in the Account’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 9, 2023 (the “Form 10-K”), and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, the section entitled “Item 1A. Risk Factors” of the Account's 2022 Form 10-K and the section entitled “Item 1.A Risk Factors” of this Quarterly Report on Form 10-Q and the Account’s previous Quarterly Reports on Form 10-Q, as such risk factors may be updated in subsequent reports. The past performance of the Account is not indicative of future results.
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
•Countries with emerging market, foreign commercial real properties, foreign real estate loans, foreign debt investments and foreign securities investments that may experience unique risks such as changes in currency exchange rates, imposition of market controls or currency exchange controls, seizure, expropriation or nationalization of assets, political, social or diplomatic events or unrest (for example, the wars in Ukraine and Gaza), regulatory and taxation risks and risks associated with enforcing judgments in foreign countries that could cause the Account to lose money;
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
•Continued liquidity risks within the Account's portfolio. Additional detail regarding the recent triggering of the Account’s Liquidity Guarantee is included below in the sub-section entitled “Liquidity and Capital Resources.”
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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended September 30, 2023 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.
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
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. Management intends that the Account will not hold more than 10% of net assets in such securities on a long-term basis. As of September 30, 2023, the Account did not hold any publicly traded REIT securities or CMBS.
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
Foreign Investments. The Account may also make foreign real estate, foreign real estate-related investments and foreign liquid, fixed-income investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management does not intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of September 30, 2023, the fair value of the Account's foreign real estate investments was $26.6 million.

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
THIRD QUARTER 2023 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook

Key Macro Economic Indicators*	Actuals		Forecast
	2022	3Q 2023	2023	2024
Economy(1)
Gross Domestic Product ("GDP")	0.7%	2.5%	2.0%	1.2%
Employment Growth (2)	399	266	186	40
Unemployment Rate	3.5%	3.8%	3.9%	4.2%
Interest Rates(3)
10 Year Treasury	3.9%	4.6%	4.2%	3.9%
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
Global economic growth conditions remained challenged in the third quarter of 2023, as Western developed economies continue to contend with the impact of rising inflation, elevated interest rates and the war between Russia and Ukraine. Most major economies experienced a loss in economic momentum during the quarter, and leading indicators suggest an elevated risk of recession over the next several quarters.
The U.S. economy has proven to be resilient despite weakening global momentum. Economic growth improved to an estimated 3.1% annualized pace quarter-over-quarter in the third quarter of 2023, leading to year-over-year growth of 2.5%. U.S. job growth also improved in the third quarter, propelling healthy wage and income growth in the economy. As a result, consumer spending continued to perform well during the quarter, particularly in the service sector.
The combination of strong wage growth and gains in consumer spending has made it more difficult for the Federal Reserve to bring inflation down towards the Federal Reserve's target of around 2%. Core inflation remains on a general downward trend but has been more stubborn than previously expected, driven by elevated price increases in the service sectors. As a result, the Federal Reserve increased the target range for the federal funds rate in July to 5.25%-5.50% and signaled that interest rates may stay elevated well into 2024 to bring inflation down further.
Expectations that short-term rates will stay high for a longer period pushed long-term rates up during the third quarter. In addition, financial institutions continued to tighten lending standards during the third quarter, making credit increasingly difficult to obtain. The U.S. has been able to maintain a healthy pace of growth despite these headwinds in financial markets, but cracks are beginning to form in the economy. Manufacturing activity continued to contract during the quarter, and recent leading labor market indicators suggest hiring will slow going forward. As a result, the U.S. still faces an elevated risk of recession over the next several quarters.

Real Estate Market Conditions and Outlook
The combination of macroeconomic uncertainty and tighter lending standards has restrained commercial real estate deal activity in recent quarters. According to preliminary results from Real Capital Analytics, sales of commercial properties in the U.S. fell to $84.0 billion in the third quarter of 2023, down 53.6% from the third quarter of 2022 and marking the slowest quarter of transaction volume in three years. The recent run-up in long-term interest rates is likely to introduce additional uncertainty into the pricing environment across property types, including target areas like industrial, alternatives, and pockets of retail which benefit from low vacancy rates and healthy net operating income growth.
The Account returned -2.47% in the third quarter of 2023 and -12.37% for the last twelve months. As a result of interest rate increases and decreased commercial property transactions, property values have been adjusted downward. The third quarter net return was negative for the fourth consecutive quarter and reflects the impact of these broader economic conditions on property valuations. While the Account has experienced valuation declines, property fundamentals remain strong and the properties within the Account are well positioned. The Account remains focused on transitioning the portfolio to adapt to changing macro-economic trends by increasing its exposure to sectors with stronger growth prospects and lower capital requirements. Over the last year, the Account has been less active from a transaction standpoint due to the ongoing market volatility and liquidity constraints, and the Account will closely monitor conditions for the most prudent timing for potential dispositions and acquisitions of commercial properties.
Data for the Account’s top five markets in terms of market value as of September 30, 2023 are provided below. The five markets presented below represent 41.8% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 92.3% leased.

Top 5 Metro Areas by Fair Market Value(1)	Account % Leased Fair Value Weighted(2)	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio(3)	Metro Area Fair Value as a % of Total Investments
Riverside-San Bernardino-Ontario, CA	100.0%	7	10.2%	9.1%
Washington-Arlington-Alexandria, DC-VA-MD-WV	82.5%	18	9.3%	8.3%
Los Angeles-Long Beach-Anaheim, CA	84.8%	22	9.0%	8.0%
Miami-Fort Lauderdale-West Palm Beach, FL	96.9%	14	7.3%	6.5%
Dallas-Fort Worth-Arlington, TX	90.5%	11	6.0%	5.4%
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
Office
The office sector continues to face significant headwinds, both from structural shifts driven by work-from-home trends and cyclical challenges stemming from weakness in the office-using technology and finance sectors. Higher quality office buildings in prime locations have fared comparably better in recent quarters and have been able to gain market share as tenants seek out premium space. Companies continue to embrace hybrid schedules as the new normal, with tenants using this opportunity to reduce their office footprints. Recent economic uncertainty has shifted some leverage back to employers, who have responded by increasing calls for workers to return to office use. In addition, alternatives in the office sector like medical and life sciences offices face less of a challenge from work-from-home shifts, and benefit from favorable demographic tailwinds from an aging population which make them attractive investments over the long term.
Vacancy nationwide increased from 13.1% in the second quarter of 2023 to 13.3% in the third quarter, as reported by CoStar. Vacancy rates have remained high in large downtown markets, such as Dallas, Washington D.C. and New York, while suburban markets are experiencing some rent growth. The vacancy rate of the Account’s office portfolio increased from 17.4% in the second quarter of 2023 to 18.8% in the third quarter due to lease expirations. The above-average vacancy rate in the New York metro area is driven by two properties currently undergoing redevelopment to increase the long term value of the properties. The vacancy rate in the New York metro will remain elevated over the near term as legacy tenants fully vacate the properties and redevelopment efforts continue. The vacancy increase in the Boston and San Diego metro areas is due to expiring leases that were not renewed. The depth of large tenants is thin which is causing difficulty in re-leasing the space once leases expire. This has been a key driver for the elevated vacancy in the Account's top markets.

			Account Square Foot Weighted Average Vacancy		Market Vacancy(2)
Top 5 Office Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q3 2023	Q2 2023	Q3 2023	Q2 2023
			18.8%	17.4%	13.3%	13.1%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,169.2	4.2%	19.7%	19.7%	16.3%	16.0%
Boston-Cambridge-Newton, MA-NH	915.5	3.3%	21.5%	19.5%	11.0%	10.4%
New York-Newark-Jersey City, NY-NJ-PA	699.9	2.5%	21.7%	23.6%	13.5%	13.4%
San Diego-Carlsbad, CA	638.5	2.3%	6.4%	6.2%	11.1%	10.9%
Dallas-Fort Worth-Arlington, TX	505.1	1.8%	25.7%	26.8%	17.8%	17.6%
(1)The table above has been standardized to depict MSA definitions.
(2)Source: CoStar. Market vacancy is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space. Market vacancy rates are subject to change.
Industrial
Vacancy rates continued to rise in most industrial markets, as demand for space has been restrained by cyclical headwinds from the macroeconomy and new supply deliveries continued at elevated levels in the third quarter. Vacancy rates are still below long-term averages in most key markets, however, and the sector still benefits from favorable long-term dynamics driven by e-commerce and supply chain diversification. The construction pipeline remains elevated relative to historical norms, but new industrial construction starts slowed near decade-lows in the third quarter. Supply pressures are expected to ease towards the end of 2024, just as some of the cyclical headwinds are expected to begin to subside. This should keep vacancies low and drive above-average rental growth in the sector in the future.
The national industrial availability was 5.1% in the third quarter of 2023, compared to 4.6% in the second quarter, as reported by CoStar. The average vacancy rate of the industrial properties held by the Account decreased from 1.7% in the second quarter of 2023 to 1.4% in the third quarter of 2023, due to new leases.

			Account Square Foot Weighted Average Vacancy		Market Vacancy(2)
Top 5 Industrial Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q3 2023	Q2 2023	Q3 2023	Q2 2023
Account / Nation			1.4%	1.7%	5.1%	4.6%
Riverside-San Bernardino-Ontario, CA	$2,431.4	8.7%	—%	—%	4.7%	3.6%
Los Angeles-Long Beach-Anaheim, CA	694.1	2.5%	7.4%	4.8%	4.0%	3.8%
Dallas-Fort Worth-Arlington, TX	633.2	2.3%	1.7%	5.1%	7.7%	7.0%
Seattle-Tacoma-Bellevue, WA	559.0	2.0%	—%	—%	5.7%	5.3%
Miami-Fort Lauderdale-West Palm Beach, FL	517.7	1.8%	—%	—%	2.3%	2.1%
(1)The table above has been standardized to depict MSA definitions.
(2)Source: CoStar. Market vacancy is the percentage of space available for rent. Account vacancy is the square foot-weighted percentage of unleased space. Market vacancy rates are subject to change.

Multi-Family
The multi-family sector is experiencing a continued rebound in demand, as evidenced by three consecutive quarters of positive absorption. Demand continues to fall short of new supply, which is causing a further deceleration in rent growth and occupancy. In the near term, demand is unlikely to keep up with record new supply that is expected to peak in mid-2024. Supply growth is highest across Sunbelt markets, which continue to experience the strongest growth. As mortgage rates have climbed, many potential buyers are either being priced out of the market or waiting for a more affordable time to buy.
The national apartment vacancy rate remained relatively flat at 5.6%, increasing slightly from 5.3% in the second quarter of 2023. The vacancy rate of the Account’s apartment properties decreased to 6.1% in the third quarter of 2023, as compared to 6.9% in the prior quarter, driven by increased occupancy across a majority of the Account's properties.

			Account Units Weighted Average Vacancy		Market Vacancy(2)
Top 5 Apartment Metropolitan Areas(1)	Total Sector by Metro Area ($M)	% of Total Investments	Q3 2023	Q2 2023	Q3 2023	Q2 2023
Account / Nation			6.1%	6.9%	5.6%	5.3%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$792.3	2.8%	7.2%	7.8%	5.0%	5.1%
Los Angeles-Long Beach-Anaheim, CA	787.9	2.8%	6.2%	6.9%	4.5%	4.5%
Miami-Fort Lauderdale-West Palm Beach, FL	716.5	2.6%	7.3%	9.6%	5.2%	5.0%
Atlanta-Sandy Springs-Roswell, GA	402.2	1.4%	7.3%	11.7%	7.6%	7.2%
New York-Newark-Jersey City, NY-NJ-PA	315.4	1.1%	3.6%	5.8%	5.0%	5.0%
(1)The table above has been standardized to depict MSA definitions.
(2)Source: RealPage. Market vacancy is the percentage of units vacant. The Account’s vacancy is the percentage of unleased units. Market vacancy rates are subject to change.
Retail
The retail sector has fared better than expected over the past several months but still faces some macroeconomic uncertainty, particularly if the economy slows in upcoming quarters and consumers continue to shift their spending habits towards services. Demand in neighborhood, community, and strip mall centers has held up well throughout the past few years and this subsector continued to experience near record-low vacancy in the third quarter. Supply growth has been limited over the past few years, and there are few new projects in the construction pipeline, so fundamentals in this area of retail are expected to remain strong. Tenants in necessity-based and grocery-anchored retail are likely to remain resilient should the U.S. fall into a recession in upcoming quarters, and well-located mixed used opportunities represent attractive investment targets over the medium to long term.
The national vacancy rate remained relatively flat in the third quarter of 2023. The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers, which tend to have higher vacancy rates than the overall national retail market. The Account has over 1,100 retailers across its portfolio, with its largest retail exposure comprising less than 5.0% of total retail rentable area. The retail portfolio is managed to minimize significant exposure to any single retailer. The Account’s retail vacancy remained flat at 10.2% in the third quarter of 2023.

			Account Units Weighted Average Vacancy		Market Vacancy*
	Total Exposure ($M)	% of Total Investments	Q3 2023	Q2 2023	Q3 2023	Q2 2023
All Retail			10.2%	10.2%	4.1%	4.2%
Lifestyle & Mall	$1,291.1	4.6%	13.2%	14.0%	9.0%	9.0%
Neighborhood, Community & Strip	1,267.5	4.5%	7.9%	6.4%	5.7%	5.7%
Power Center**	449.9	1.6%	10.4%	12.1%	4.2%	4.3%
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
Hotel
Despite inflation and the rising costs of travel, the hotel industry had strong occupancy in the first half of 2023 due primarily to the continued improvement in business travel and other group travel. Growth continued through the summer months of 2023 as leisure travel increased, but it is expected to taper off through the end of the year.
The Account's exposure to the hospitality sector is limited to one hotel in the Dallas metro area. The hotel is located in a business park in the Dallas metro area and caters largely to business travelers. Key metrics to track hotel performance include occupancy, the average daily rate (“ADR”) and revenue per available room (“RevPAR”). For the quarter ended September 30, 2023, occupancy of the property decreased to 60.0%, as compared to 62.7% in the previous quarter. ADR and RevPAR were $128.15 and $108.72, respectively, for the third quarter of 2023, as compared to $142.18 and $154.15, respectively, in the prior quarter.
INVESTMENTS
As of September 30, 2023, the Account held 89.0% of its total investments in real estate and real estate joint ventures. The Account also held investments in loans receivable, including those with related parties, representing 4.7% of total investments, real estate funds representing 3.2% of total investments, a real estate operating business representing 2.3% of total investments, and U.S. government agency notes representing 0.7% of total investments.
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of September 30, 2023 was $1.6 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $2.9 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the Consolidated Schedules of Investments. Total outstanding principal on the Account’s portfolio as of September 30, 2023, inclusive of loans payable within the joint venture investments, $328.0 million in loans collateralized by a loan receivable, $510.0 million outstanding on the Account's line of credit and $900.0 million in senior notes payable, was $6.2 billion, which represented a loan-to-value ratio of 19.9%.
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

The following table lists the Account's ten largest investments as of September 30, 2023. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Concentrations of Risk.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	$1,224.0	$—	$1,224.0	4.4%	4.0%
Simpson Housing Portfolio	80%	Various	USA	Apartment	1,077.0	378.0	699.0	3.9%	3.5%
Fashion Show	50%	Las Vegas	NV	Retail	825.0	417.5	407.5	3.0%	2.7%
The Florida Mall	50%	Orlando	FL	Retail	617.3	297.6	319.7	2.2%	2.0%
Storage Portfolio II	90%	Various	USA	Storage	614.4	162.7	451.7	2.2%	2.0%
1001 Pennsylvania Avenue	100%	Washington	DC	Office	612.6	—	612.6	2.2%	2.0%
701 Brickell Avenue	100%	Miami	FL	Office	493.0	161.1	331.9	1.8%	1.6%
Great West Industrial Portfolio	100%	Rancho Cucamonga	CA	Industrial	476.0	—	476.0	1.7%	1.5%
Lincoln Centre	100%	Dallas	TX	Office	466.5	—	466.5	1.7%	1.5%
Dallas Industrial Portfolio	100%	Dallas	TX	Industrial	428.1	—	428.1	1.5%	1.3%
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

Results of Operations
Three months ended September 30, 2023 compared to three months ended September 30, 2022
Net Investment Income
The following table shows the results of operations for the three months ended September 30, 2023 and 2022 and the dollar and percentage changes for those periods (dollars in millions).

	For the Three Months Ended September 30,		Change
	2023	2022	$	%
		2
Real estate income, net:
Rental income	$345.0	$313.1	$31.9	10.2%
Real estate property level expenses:
Operating expenses	81.8	74.3	7.5	10.1%
Real estate taxes	55.6	52.2	3.4	6.5%
Interest expense	25.6	25.5	0.1	0.4%
Total real estate property level expenses	163.0	152.0	11.0	7.2%
Real estate income, net	182.0	161.1	20.9	13.0%
Income from real estate joint ventures	42.2	41.0	1.2	2.9%
Income from real estate funds	3.8	7.9	(4.1)	(51.9)%
Interest	34.3	32.8	1.5	4.6%
Other income	—	3.0	(3.0)	N/M
TOTAL INVESTMENT INCOME	262.3	245.8	16.5	6.7%
Expenses:
Investment management charges	21.2	20.7	0.5	2.4%
Administrative charges	22.1	9.4	12.7	N/M
Distribution charges	2.4	5.3	(2.9)	(54.7)%
Liquidity guarantee charges	17.8	22.2	(4.4)	(19.8)%
Interest expense	19.0	13.2	5.8	43.9%
TOTAL EXPENSES	82.5	70.8	11.7	16.5%
INVESTMENT INCOME, NET	$179.8	$175.0	$4.8	2.7%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the three months ended September 30, 2023 and 2022. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2023	2022	$	%	2023	2022	$	%	2023	2022	$	%
Same Property	$333.9	$299.2	$34.7	11.6%	$79.3	$69.7	$9.6	13.8%	$54.3	$50.0	$4.3	8.6%
Properties Acquired	1.9	—	1.9	N/M	—	—	—	N/M	0.2	—	0.2	N/M
Properties Sold	9.2	13.9	(4.7)	(33.8)%	2.5	4.6	(2.1)	(45.7)%	1.1	2.2	(1.1)	(50.0)%
Impact of Properties Acquired/Sold	11.1	13.9	(2.8)	(20.1)%	2.5	4.6	(2.1)	(45.7)%	1.3	2.2	(0.9)	(40.9)%
Total Property Portfolio	$345.0	$313.1	$31.9	10.2%	$81.8	$74.3	$7.5	10.1%	$55.6	$52.2	$3.4	6.5%
N/M—Not meaningful

Rental Income:
Rental income increased by $31.9 million, or 10.2%, when compared to the third quarter of 2022, driven by increases across all sectors due to increased markets rents. The office sector also saw increases due to monthly parking fees, as more tenants/employees return to their office. The Account's hotel property experienced a slight increase in income due to more group caterings, outlet business, room rentals and short-term corporate bookings, when compared to the third quarter of 2022.
Operating Expenses:
Operating expenses increased $7.5 million, or 10.1%, when compared to the third quarter of 2022 due to increased repair and maintenance expenses, insurance premiums, utility costs and payroll expenses across the Account's real estate holdings, driven by inflation. The largest increases were seen in the apartment, industrial and office sectors.
Real Estate Taxes:
Real estate taxes increased $3.4 million, or 6.5%, when compared to the same quarter in 2022, due to higher taxes in the industrial sector.
Interest Expense:
Interest expense remained relatively flat when compared to the same quarter of 2022, increasing $0.1 million, or 0.4%.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures increased $1.2 million, or 2.9%, when compared to the same quarter in 2022, as a result of higher distributed income from two large retail properties located in Orlando, FL and Knoxville, TN, as well as a portfolio of medical office buildings located in various states.
Income from Real Estate Funds:
Income from real estate funds decreased $4.1 million, or 51.9%, when compared to the same quarter in 2022, primarily as a result of lower distributed income from two of the Account's real estate fund investments.
Interest Income:
Interest income increased $1.5 million, or 4.6%, in comparison to the same quarter of 2022, due to a higher average outstanding principal balance on loans receivable.
Expenses:
Investment management, administrative and distribution costs charged to the Account are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. These expenses increased $10.3 million from the comparable quarter of 2022, primarily due to an increase in the administrative charge rate.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. There were no mortality and expense risk expenses charged by TIAA in the comparative periods. Liquidity guarantee expenses were $4.4 million lower than the comparable period of 2022 as a result of lower average net assets.
Interest expense on the Account's other unsecured debt increased $5.8 million when compared to the same quarter of 2022, due to a higher average outstanding principal balance on the Account's credit facility and senior notes payable.

Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized gains and losses on investments and debt for the three months ended September 30, 2023 and 2022 and the dollar and percentage changes for those periods (dollars in millions).

	For the Three Months Ended September 30,		Change
	2023	2022	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized (loss) gain on investments:
Real estate properties	$(0.4)	$(35.0)	$34.6	(98.9)%
Real estate joint ventures	(145.4)	303.1	(448.5)	N/M
Real estate funds	0.5	13.9	(13.4)	(96.4)%
Foreign currency exchange on forward contracts	0.2	—	0.2	N/M
Marketable securities	—	(1.4)	1.4	N/M
Total realized (loss) gain on investments:	(145.1)	280.6	(425.7)	N/M
Net change in unrealized (loss) gain on:
Real estate properties	(464.3)	134.1	(598.4)	N/M
Real estate joint ventures	(132.7)	(263.9)	131.2	(49.7)%
Real estate funds	(3.8)	(0.6)	(3.2)	N/M
Real estate operating business	(3.5)	13.3	(16.8)	N/M
Foreign currency exchange on forward contracts	—	(0.2)	0.2	N/M
Marketable securities	(0.2)	(7.4)	7.2	(97.3)
Loans receivable	(62.3)	(16.3)	(46.0)	N/M
Loans payable	(16.3)	12.1	(28.4)	N/M
Other unsecured debt	13.6	35.7	(22.1)	(61.9)%
Net change in unrealized (loss) gain on investments and debt	(669.5)	(93.2)	(576.3)	N/M
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND DEBT	$(814.6)	$187.4	$(1,002.0)	N/M
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced unrealized losses of $464.7 million during the third quarter of 2023, compared to $99.1 million of net realized and unrealized gains during the comparable quarter of 2022. Unrealized losses in the third quarter of 2023 were driven by office properties in the Eastern regions, due to decreased market demand and current economic conditions.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized losses of $278.1 million during the third quarter of 2023, compared to $39.2 million of net realized and unrealized gains during the third quarter of 2022. Current quarter unrealized losses were seen across the Account's joint venture investments portfolio, with the largest losses seen in the retail and office sectors, due to decreased market demand and current economic conditions.
Real Estate Funds:
Real estate funds experienced net realized and unrealized losses of $3.3 million during the third quarter of 2023, compared to $13.3 million of unrealized gains during the third quarter of 2022. Unrealized losses in the third quarter of 2023 were due to unfavorable valuations of three of the Account's real estate funds, driven by capitalization rates.

Real Estate Operating Business:
The Account's real estate operating business experienced unrealized losses of $3.5 million during the third quarter of 2023, compared to $13.3 million of unrealized gains in the third quarter of 2022, which saw share price growth related to a recapitalization of the business. Unrealized losses in the third quarter of 2023 were the result of unfavorable valuations, which is largely based on current market activity.
Foreign Currency Exchange on Forward Contracts:
The Account's foreign currency exchange on forward contracts experienced realized gains of $0.2 million and during the third quarter of 2023, compared to unrealized loss of $0.2 million in the third quarter of 2022, due to favorable currency exchange rates at the time of settlement.
Marketable Securities
The Account's marketable securities investments experienced unrealized losses of $0.2 million in the third quarter of 2023, compared to net realized and unrealized losses of $8.8 million during the third quarter of 2022. The nominal unrealized losses during the quarter are associated with the short-term holding period of the securities.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced unrealized losses of $62.3 million during the third quarter of 2023 compared to $16.3 million of unrealized losses during the comparable quarter of 2022. The current period losses are attributed to the unfavorable valuations of loans receivable that are in or approaching default.
Loans Payable:
Loans payable experienced unrealized losses of $16.3 million in the third quarter of 2023, compared to $12.1 million of unrealized gains during the comparable quarter of 2022. The unrealized losses in the third quarter of 2023 were attributable to changes in credit spreads and fluctuations in the risk-free yield curve.
Other Unsecured Debt:
The Account's other unsecured debt experienced an unrealized gain of $13.6 million in the third quarter of 2023, attributable to positive changes in the risk-free yield curve.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
Net Investment Income
The following table shows the results of operations for the nine months ended September 30, 2023 and 2022 and the dollar and percentage changes for those periods (dollars in millions).

	For the Nine Months Ended September 30,		Change
	2023	2022	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$1,016.5	$930.9	$85.6	9.2%
Real estate property level expenses:
Operating expenses	250.1	219.0	31.1	14.2%
Real estate taxes	163.4	154.2	9.2	6.0%
Interest expense	72.1	63.3	8.8	13.9%
Total real estate property level expenses	485.6	436.5	49.1	11.2%
Real estate income, net	530.9	494.4	36.5	7.4%
Income from real estate joint ventures	142.9	144.0	(1.1)	(0.8)%
Income from real estate funds	14.3	19.4	(5.1)	(26.3)%
Interest	112.9	75.8	37.1	48.9%
Other	—	3.8	(3.8)	N/M
TOTAL INVESTMENT INCOME	801.0	737.4	63.6	8.6%
Expenses:
Investment management charges	62.8	64.6	(1.8)	(2.8)%
Administrative charges	57.2	31.8	25.4	79.9%
Distribution charges	8.5	17.6	(9.1)	(51.7)%
Mortality and expense risk charges	—	0.5	(0.5)	N/M
Liquidity guarantee charges	56.6	67.3	(10.7)	(15.9)%
Interest expense	49.4	17.6	31.8	N/M
TOTAL EXPENSES	234.5	199.4	35.1	17.6%
INVESTMENT INCOME, NET	$566.5	$538.0	$28.5	5.3%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the nine months ended September 30, 2023 and 2022. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2023	2022	$	%	2023	2022	$	%	2023	2022	$	%
Same Property	$974.5	$879.8	$94.7	10.8%	$240.0	$202.7	$37.3	18.4%	$157.9	$145.5	$12.4	8.5%
Properties Acquired	14.5	—	14.5	N/M	2.9	—	2.9	N/M	2.1	0.6	1.5	N/M
Properties Sold	27.5	51.1	(23.6)	(46.2)%	7.2	16.3	(9.1)	(55.8)%	3.4	8.1	(4.7)	(58.0)%
Impact of Properties Acquired/Sold	42.0	51.1	(9.1)	(17.8)%	10.1	16.3	(6.2)	(38.0)%	5.5	8.7	(3.2)	(36.8)%
Total Property Portfolio	$1,016.5	$930.9	$85.6	9.2%	$250.1	$219.0	$31.1	14.2%	$163.4	$154.2	$9.2	6.0%
N/M—Not meaningful
Rental Income:
Rental income increased by $85.6 million, or 9.2%, when compared to the first nine months of 2022. Increases in market rent, driven by demand, reductions in bad debt expenses and deceased rent concessions were experienced in all sectors. The Account's hotel property also experienced an increase in income which can be attributed to an increase in outlet business and room rental activity that was slightly offset in the third quarter of 2023 due to minimal banquet and corporate activity.

Operating Expenses:
Operating expenses increased $31.1 million, or 14.2%, when compared to the first nine months of 2022. The increase is attributed to rising repair and maintenance costs, as well as utility costs, due to inflation. The largest increases can be seen in the office, industrial and apartment sectors. The Account's hotel property also saw a sizeable increase in operating expenses related to higher occupancy and an increased use of event space.
Real Estate Taxes:
Real estate taxes increased $9.2 million, or 6.0%, when compared to the same period in 2022, due to increased property tax expenses in the industrial sector.
Interest Expense:
Interest expense increased $8.8 million, or 13.9%, when compared to the same period in 2022, as a result of a higher average interest rates.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures decreased $1.1 million, when compared to the same period in 2022, as a result of lower distributed income, most notably from one of the Account's retail joint venture investments located in Orlando, Florida, which was partially offset by higher income distributions from one retail properties located in Knoxville, TN.
Income from Real Estate Funds:
Income from real estate funds decreased $5.1 million, when compared to the same period in 2022, as a result of decreased distributed income from six of the Account's real estate fund investments.
Interest Income:
Interest income increased $37.1 million in comparison to the same period of 2022. The increase is due to a higher average outstanding principal balance on loans receivable, as well as a higher effective interest rate on short-term marketable securities.
Expenses:
Investment management, administrative and distribution costs charged to the Account are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. These expenses increased $14.5 million over the comparable period of 2022, primarily due to an increase in the administrative charge rate.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and charged at a fixed rate based on the Account’s net assets. Mortality and expense risk expenses decreased $0.5 million, remaining relatively flat when compared to the prior year. Liquidity guarantee expenses were $10.7 million lower than the comparable period of 2022 as a result of lower average net assets.
Interest expense from the Account's other unsecured debt increased $31.8 million when compared to the same period of 2022, due to a higher average outstanding principal balance on the Account's credit facility and senior notes payable.
Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized gains and losses on investments and debt for the nine months ended September 30, 2023 and 2022 and the dollar and percentage changes for those periods (dollars in millions).

	For the Nine Months Ended September 30,		Change
	2023	2022	$	%
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND DEBT
Net realized (loss) gain on investments:
Real estate properties	$(0.4)	$(5.5)	$5.1	(92.7)%
Real estate joint ventures	(103.3)	316.2	(419.5)	N/M
Real estate funds	14.4	13.9	0.5	3.6%
Foreign currency exchange on forward contracts	(2.7)	—	(2.7)	N/M
Marketable securities	(35.6)	(2.7)	(32.9)	N/M
Total realized (loss) gain on investments:	(127.6)	321.9	(449.5)	N/M
Net change in unrealized (loss) gain on:
Real estate properties	(1,897.1)	2,286.2	(4,183.3)	N/M
Real estate joint ventures	(903.0)	85.1	(988.1)	N/M
Real estate funds	(32.6)	6.3	(38.9)	N/M
Real estate operating business	(8.2)	214.1	(222.3)	N/M
Foreign currency exchange on forward contracts	2.3	1.4	0.9	64.3%
Marketable securities	46.9	(45.9)	92.8	N/M
Loans receivable	(221.6)	(98.5)	(123.1)	N/M
Loans payable	(39.0)	61.9	(100.9)	N/M
Other unsecured debt	12.3	49.5	(37.2)	(75.2)%
Net change in unrealized (loss) gain on investments and debt	(3,040.0)	2,560.1	(5,600.1)	N/M
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND DEBT	$(3,167.6)	$2,882.0	$(6,049.6)	N/M

N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced unrealized losses of $1.9 billion during the first nine months of 2023, compared to $2.3 billion of net realized and unrealized gains during the comparable period of 2022. While the Account saw depreciation across various real estate sectors during the period, unrealized losses were primarily driven by office properties in the Southern and Eastern region due to higher concessions and current economic conditions, and Western industrial properties due to slowing demand.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized losses of $1.0 billion during the first nine months of 2023, compared to $401.3 million during the first nine months of 2022. Net losses in the first nine months of 2023 were primarily driven by the Account's joint venture investments in the office, retail and apartment sectors due to increases in discount and capitalization rates, as well as other market factors.
Real Estate Funds:
Real estate funds experienced net realized and unrealized losses of $18.2 million during the first nine months of 2023, compared to unrealized gains of $20.2 million during the first nine months of 2022. Current period losses are due to unfavorable valuations of three funds, due to higher capitalization rates.

Real Estate Operating Business:
The Account's real estate operating business experienced unrealized losses of $8.2 million during the first nine months of 2023, compared to $214.1 million unrealized gains in the comparable period of 2022. Unrealized losses were primarily attributed to the recent cost of capital trend and comparable trading activity.
Foreign Currency Exchange on Forward Contracts:
The Account's foreign currency exchange on forward contracts experienced net realized and unrealized losses of $0.4 million during the third quarter of 2023 due to unfavorable foreign currency exchange rates at the time of contract settlement.
Marketable Securities:
The Account's marketable securities investments experienced net realized and unrealized gains of $11.3 million in the first nine months of 2023, compared to net realized and unrealized losses of $48.6 million in the comparable period of 2022. Current period gains can be attributed to the net changes in interest and U.S. Treasury rates during the year.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced unrealized losses of $221.6 million during the first nine months of 2023, compared to $98.5 million of net realized and unrealized losses during the comparable period of 2022. Losses in the first nine months of 2023 are attributed to unfavorable valuations of eight loans that are in or approaching default on the loan terms during the period.
Loans Payable:
Loans payable experienced unrealized losses of $39.0 million in the first nine months of 2023, compared to $61.9 million of unrealized gains during the comparable period of 2022. The unrealized losses in the first nine months of 2023 were attributable to changes in credit spreads and fluctuations in the risk-free yield curve.
Other Unsecured Debt:
Other unsecured debt experienced unrealized gains of $12.3 million in the first nine months of 2023, attributable to changes in credit spreads and fluctuations in the risk-free yield curve.
Liquidity and Capital Resources
As of September 30, 2023 and December 31, 2022, the Account’s cash and cash equivalents and marketable securities had a value of $279.3 million and $2.1 billion, respectively, representing 1.1% and 7.1% of the Account’s net assets at such dates, respectively. The decrease in liquid assets during the first nine months of 2023 was largely attributable to higher contract owner withdrawals driven by unfavorable market trends in the U.S. commercial real estate market, with elevated interest rates negatively impacting property values. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and contract owner redemption requests (i.e., contract owner transfers, withdrawals or benefit payments). In addition, as disclosed in the Account's 2022 Form 10-K , the Account is able to meet its short-term and long-term liquidity needs through cash provided by operating activities and the Liquidity Guarantee provided by TIAA.
As a result of continued significant net contract owner outflows, pursuant to TIAA's Liquidity Guarantee obligation, the TIAA General Account purchased 374,269 accumulation units during the third quarter of 2023, for $189.9 million, bringing TIAA's ownership to approximately 0.78% of the outstanding accumulation units of the Account. The independent fiduciary, which has the right to adjust the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”), has established the trigger point at 45% of the outstanding accumulation units.
Net Income and Leverage
The Account’s net investment income is a source of liquidity for the Account. Net investment income was $566.5 million for the nine months ended September 30, 2023, as compared to $538.0 million for the comparable period of 2022. The increase in total net investment income is described more fully in the Results of Operations section.

The Account has a $1.4 billion unsecured line of credit, accessible as needed to fund the Account's near-term investment objectives, as further described in Note 10—Credit Facility. As of September 30, 2023, the Account had $935.0 million of remaining capacity on the line of credit.
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
As of September 30, 2023, the Account’s loan-to-value ratio was 19.9%. The Account's loan-to-value ratio at any time is based on the outstanding principal amount of debt to the Account's total gross asset value, and excludes leverage, if any, employed by REITs and real estate funds in which the Account invests. The ratio is measured at the time of any debt incurrence and after giving effect thereto. The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s interest in joint ventures), with no reduction associated with any indebtedness on such assets. In calculating outstanding indebtedness, we include only the Account’s actual percentage interest in any borrowings on a joint venture investment and not that of any joint venture partner. Also, at the time the Account (or a joint venture in which the Account is a partner) enters into a revolving or other line of credit, management includes only amounts outstanding when calculating outstanding indebtedness.
The Account may borrow up to 70% of the then-current value of a property, although construction loans may be for 100% of costs incurred in developing the property. Except for construction loans, any mortgage loans on a property will be non-recourse to the Account. For this purpose, non-recourse means that if there is a default on a loan in respect to a specific property, the lender will have recourse to (i.e., be able to foreclose on) only the property encumbered (or the joint venture owning the property), or to other specific Account properties that may have been pledged as security for the defaulted loan, but not to any other assets of the Account. Currently, TIAA, on behalf of the Account, maintains a credit agreement with a syndicate of third-party bank lenders, including JPMorgan Chase Bank, N.A. (the “Credit Agreement”), comprised of an unsecured revolving line of credit. The Account may use the proceeds of borrowings under the Credit Agreement for funding general organizational purposes of the Account in the ordinary course of business, including financing certain real estate portfolio investments. The Account may enter into additional unsecured lines of credit, credit facilities and term bank loans underwritten by one or more third-party lenders. In addition, from time to time, the Account may borrow capital for operating or other needs by offering debt securities.
As of September 30, 2023, there were three mortgage obligations secured by real estate investments wholly-owned by the Account, totaling $155.5 million, that were scheduled to mature within the next twelve months. One of these obligations, totaling $58.2 million, scheduled to be repaid by the Account in October 2023, subsequently had its maturity date extended until December 2024. The Account has sufficient liquidity to meet its mortgage obligations.
Statements of Cash Flows
The following table sets forth the Account's sources and uses of cash flows for the nine months ended September 30, 2023 and 2022 (in millions):

	As of September 30,
	2023	2022
Cash flows provided by (used for):
Operating activities	$1,944.1	(335.3)
Financing activities	$(1,959.0)	$387.8
The following provides information regarding the Account's cash flows from operating and financing activities for the nine months ended September 30, 2023.
Operating Activities: The Account's operating cash flows are primarily impacted by net investment income and the purchase or sale of investments and debt. Cash provided by operating activities for the nine months ended September 30, 2023 as compared to the prior year period, increased by approximately $2.3 billion, primarily driven by:
•$1.8 billion cash inflow from the sale of marketable securities.
•$161.3 million of distributions received from joint ventures and real estate funds .
Financing Activities: The Account's financing cash flows are primarily impacted by contract owner transactions, proceeds from debt and repayments of debt. For the period ended September 30, 2023, key drivers were:
•Net contract owner outflows totaled $2.3 billion.
•The TIAA General Account purchased $189.9 million of accumulation units.
•The Account repaid $559.7 million of mortgage loans.
•The Account received $313.6 million of proceeds from new mortgage loans obtained.
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
A summary of the Account's outstanding debt is as follows (in millions):

	September 30, 2023		December 31, 2022
	Principal Balance	% of Total	Principal Balance	% of Total
Secured	$1,922.6	57.7%	$2,168.7	68.4%
Unsecured	1,410.0	42.3%	1,000.0	31.6%
Total	$3,332.6	100.0%	$3,168.7	100.0%
Fixed Rate Debt:
Secured	$1,594.7	47.9%	$1,799.2	56.8%
Unsecured	900.0	27.0%	500.0	15.8%
Fixed Rate Debt	$2,494.7	74.9%	$2,299.2	72.6%
Floating Rate Debt:
Secured	327.9	9.8%	369.5	11.6%
Unsecured	510.0	15.3%	500.0	15.8%
Floating Rate Debt	$837.9	25.1%	$869.5	27.4%
Total	$3,332.6	100.0%	$3,168.7	100.0%
Recent Transactions
The following describes transactions occurring during the third quarter of 2023 related to real estate properties, real estate joint ventures, real estate funds, loans receivable, and loans payable. Except as noted, expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease. Dollar amounts are shown in millions.
Real Estate Properties and Joint Ventures
Purchases

Property Name	Transaction Date	Ownership Percentage	Sector	Location	Net Purchase Price(1)
Storage Portfolio V - Self Storage North East Tyngsborough, MA (EXR # 2065)	08/22/2023	90.00%	Storage	Tyngsborough, MA	$2.0
Sales

Property Name	Transaction Date	Ownership Percentage	Sector	Location	Net Sales Price(1)	Realized Loss on Sale(2)
Valencia Town Center	09/01/2023	50.00%	Retail	Santa Clarita, CA	$105.2	$(141.1)
(1) Represents the sales price, less selling expenses.
(2) Majority of the realized loss was previously recognized as unrealized losses in the Account's Consolidated Statements of Operations.

Financings

Description	Transaction Date	Interest Rate	Sector	Maturity Date	Amount
Lofts at Sodo	07/05/2023	3.94%	Multi Family	07/05/2023	$(35.1)
Biltmore	07/05/2023	3.94%	Multi Family	07/05/2023	$(36.4)
Cherry Knoll	07/05/2023	3.78%	Multi Family	07/05/2023	$(35.3)
Valencia Town Center	09/01/2023	3.63%	Retail	01/01/2023	$(97.5)
Aspen Heights	09/15/2023	3.75%	Multi Family	09/15/2023	$(40.0)
Ashford Meadows(1)	09/27/2023	5.76%	Multi Family	10/01/2028	$64.6
803 Corday(1)	09/27/2023	5.76%	Multi Family	10/01/2028	$62.2
Churchill on the Park(1)	09/27/2023	5.76%	Multi Family	10/01/2028	$40.5
Carrington Park(1)	09/27/2023	5.76%	Multi Family	10/01/2028	$43.8
Pacific City	9/28/2023	2.10% + SOFR paid monthly	Retail	10/1/2023	$(105.0)
(1) These loans are part of a cross-collateralized credit facility.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint ventures, funds, an operating business and loans receivable, including those with related parties, which, as of September 30, 2023, represented 99.2% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:
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
As of September 30, 2023, 0.8% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., government agency notes and corporate bond securities) and, when applicable, REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements of the Account's 2022 Form 10-K. As of September 30, 2023, the Account does not invest in derivative financial instruments, although it does engage in hedging activity related to foreign currency denominated investments.
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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2023. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
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
ITEM 1A. RISK FACTORS.
Continued liquidity challenges could adversely impact the Account’s operations, financial condition, growth and prospects and continue to trigger the Account’s Liquidity Guarantee
The Account requires sufficient liquidity to fund ongoing Account-level loan and debt commitments to make payments on its debt obligations as they become due, satisfy contract owner redemption requests, fund purchases and maintenance of portfolio properties, and meet other cash and contractual commitments. Although the Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and contract owner redemption requests (i.e., contract owner withdrawals or benefit payments), as noted above the Account has experienced a sustained decrease in liquid assets during the first half of 2023, and consequently TIAA was required to trigger the Liquidity Guarantee by purchasing liquidity units on August 31, 2023. TIAA has made several subsequent purchases of liquidity units since that time. The decrease in liquid assets during the first three quarters of 2023 was largely attributable to higher contract owner withdrawals driven by unfavorable market trends in the U.S. commercial real estate market, with elevated interest rates negatively impacting property values. Net outflows have continued in line with recent trends in the beginning of the fourth quarter of 2023, and these continued net outflows could impair the Account’s ability to fund its operations and meet its obligations as they become due. Accordingly, TIAA will likely be required to continue to purchase additional liquidity units pursuant to the Liquidity Guarantee into the later period of the fourth quarter of 2023. The continued pace of net contract owner outflows could have a material adverse effect on the Account’s business, financial condition and results of operations.

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

	(I)	Form of OneIRA Non-Qualified Deferred Annuity Contract (and Rate Schedule)[14]
	(J)	(1) Form of Endorsement to Retirement Choice and Retirement Choice Plus Contracts for Custom Portfolios[16]
(2) Form of Endorsement to Retirement Choice and Retirement Choice Plus Certificates for Custom Portfolios[16]
	(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate[17]
	(L)	(1)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Annuity Contract[18]
(2)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Plus Annuity Contract[18]
	(M)	Form of Retirement Plan Loan Endorsement to Group Retirement Annuity Certificate[19]
	(N)	Form of Retirement Plan Loan Endorsement to Retirement Annuity Contract[20]
	(O)	Form of Retirement Plan Loan Endorsement to Supplemental Retirement Annuity Contract[21]
	(P)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[22]
	(Q)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[23]
(10)	(A)	Engagement Letter Agreement with Independent Fiduciary, dated February 10, 2022, between TIAA, on behalf of the Registrant, and SitusAMC Real Estate Valuation Services, LLC[15]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.[8]
	(C)	Form of Note Purchase agreement, dated as of June 10, 2022, by and between TIAA, on behalf of the registrant, and the purchasers party thereto.(29)
	(D)	Form of Note Purchase agreement, dated as of March 21, 2023, by and between TIAA, on behalf of the registrant, and the purchasers party thereto.(30)
(31)		Rule 13a - 14(a) Certifications*

(32)	Rule 13a - 14(b) and Section 1350 Certifications*
(101)
The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2023 (Unaudited), formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities as of September 30, 2023 (Unaudited), (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 (Unaudited), (iii) the Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2023 and 2022 (Unaudited), (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (Unaudited), and (v) the Notes to the Consolidated Financial Statements (Unaudited).**

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
(29)Previously filed and incorporated herein by reference to Exhibit 10(C) to the Account’s Current Report on Form 10-Q, filed with the Commission on August 5, 2022 (File No. 33-92990).
(30)Previously filed and incorporated herein by reference to Exhibit 10(C) to the Account’s Current Report on Form 10-Q, filed with the Commission on August 4, 2023 (File No. 33-92990).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of November 2023.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

	By:	/s/ Colbert Narcisse
November 3, 2023		Colbert Narcisse Senior Executive Vice President, Chief Product & Business Development Officer, Teachers Insurance and Annuity Association of America (Principal Executive Officer)

November 3, 2023	By:	/s/ Christopher Baraks
Christopher Baraks Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)