Form 10-K
period 2023-12-31
TIAA REAL ESTATE ACCOUNT
filed 2024-03-14
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. Management intends that the Account will not hold more than 10% of net assets in such securities on a long-term basis. As of December 31, 2023, the Account did not hold any publicly traded REITs or CMBS.
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
Liquid Securities Generally. Primarily due to management’s need to manage fluctuations in cash flows, in particular during and following periods of significant contract owner net transfer activity into or out of the Account, the Account may, on a temporary or long term basis (i) exceed the upper end of its targeted holdings (currently 35% of the Account’s net assets) in liquid securities of all types, including both publicly traded non-real estate-related liquid investments and liquid real estate-related securities, such as REITs, and structured securities including ABS, RMBS, CMBS and MBS, or (ii) be below the low end of its targeted holdings in such liquid securities (currently 15% of the Account’s net assets).
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
Foreign Investments. The Account may also make foreign real estate, foreign real estate-related investments and foreign liquid, fixed-income investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management does not intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of December 31, 2023, the Account held $38.2 million in foreign real estate investments.
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
Investments Summary. At December 31, 2023, the Account’s net assets totaled $23.6 billion. As of that date, the Account’s investments in real estate properties, real estate joint ventures, real estate funds, a real estate operating business and loans receivable, net of the fair value of loans payable on real estate and the Account's outstanding balance on the line of credit and senior notes payable, represented 98.9% of the Account’s net assets. Short-term marketable securities, such as U.S. Treasury securities and U.S. government agency notes represented 0.7% of net assets.
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
As of December 31, 2023, the principal amount of mortgages secured by the Account's wholly-owned properties was $1.6 billion. When combined with the Account’s equity share of the $2.8 billion in mortgages held within and serviced by the Account’s joint venture investments, $463.0 million outstanding on the Account's line of credit, $900.0 million of senior notes payable outstanding and $330.6 million in loans collateralized by loans receivable, the Account's total outstanding debt is $6.1 billion, which is used to derive the Account’s loan-to-value ratio of 20.4% as of December 31, 2023.
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
Currently, TIAA, on behalf of the Account, maintains a credit agreement with a syndicate of third-party bank lenders, including JPMorgan Chase Bank, N.A. (the “Credit Agreement”), comprised of an unsecured revolving line of credit. In addition, TIAA, on behalf of the Account, entered into two note purchase agreements (the “Note Purchase Agreements”) with certain qualified institutional purchasers party thereto (collectively, the “Note Holders”). The Notes are unsecured obligations of the Account and were offered and sold by the Account to the Note Holders pursuant to an applicable exemption under the federal securities laws. The Account may use the proceeds of borrowings under the Credit Agreement, the Note Purchase Agreements, or future similar lending and debt arrangements for funding general organizational purposes of the Account in the ordinary course of business, including financing certain real estate portfolio investments. The Account may enter into additional unsecured lines of credit, credit facilities, term bank loans underwritten by one or more third-party lenders, and note purchase agreements or similar contractual arrangements related to the issuance of debt securities.
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
Independent Fiduciary. Because TIAA’s ability to purchase and sell liquidity units raises certain technical issues under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), TIAA applied for and received a prohibited transaction exemption from the U.S. Department of Labor in 1996 (“PTE 96-76”). In connection with the exemption, TIAA has appointed an independent fiduciary for the Account, with overall responsibility for reviewing the Account’s transactions to determine whether they are in accordance with the Account’s investment guidelines. SitusAMC Real Estate Valuation Services, LLC, a real estate consulting firm whose principal offices are located in West Des Moines, IA (“SitusAMC”), was appointed as independent fiduciary beginning March 1, 2006 and currently serves as the Account’s independent fiduciary, pursuant to an engagement letter agreement effective March 1, 2022, whose term expires on February 28, 2027. The independent fiduciary’s responsibilities include:
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
Available Information. The Account’s annual report on Form 10-K, quarterly reports on Form 10-Q, and any amendments to those reports, filed by the Account with the Securities and Exchange Commission (the "SEC') on or after the date hereof, can be accessed free of charge at www.tiaa.org. Information contained on this website is expressly not incorporated by reference into this annual report on Form 10-K.
The SEC also maintains a website that contains reports and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at publicinfo@sec.gov.
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
•Risks associated with the Account’s investments in mortgage or mezzanine loans, including (i) borrower default that results in the Account being unable to recover its original investment, (ii) liens that may have priority over the Account’s security interest, (iii) a deterioration in the financial condition of tenants, and (iv) changes in interest rates for the Account’s variable-rate mortgage loans and other debt instruments;
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
•The Account owns and operates retail properties, which, in addition to the risks listed above, are subject to specific risks, including the insolvency and/or closing of an anchor tenant for certain properties. Many times, anchor tenants will be “big box” stores and other large retailers that have been particularly adversely impacted by a global recession, competition from online retailers and reduced consumer spending generally. Factors that can impact the level of consumer spending include increases in fuel and energy costs, residential and commercial real estate and mortgage conditions, labor and healthcare costs, access to credit, consumer confidence, inflation and other macroeconomic factors. Changes in consumer spending patterns may increasingly favor online retailers over physical retail locations. These changes in consumer spending patterns may reduce net operating income and appraised values of retail properties held by the Account, adversely impacting such properties' financial condition and the performance returns of the Account. Under certain circumstances, co-tenancy clauses in tenants’ leases may allow certain tenants in a retail property to terminate their leases or reduce or withhold rental payments when overall occupancy at the property falls below certain minimum levels. The insolvency and/or closing of an anchor tenant may also cause such tenants to terminate their leases, or to fail to renew their leases at expiration.
•The Account also owns and operates office properties, which, in addition to the risks listed above, are subject to specific risks, including the risk of long term demand for traditional office space declining significantly in the future as employers shift from traditional in-office working models to work-from-home and hybrid working arrangements as a result of pandemic or other factors.
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
•Future pandemics, such as the COVID-19 pandemic from late 2019 to mid-2022, could have repercussions across regional and global economies and financial markets. Most countries, including the United States, reacted to the pandemic by restricting many business and travel activities, mandating the partial or complete closures of certain business and schools and taking other actions to mitigate the spread of the virus, most of which had a disruptive effect on economic activity, including the use of and demand for office space. Many private businesses, including some of our customers, continue to permit some or all of their employees to work from home some or all of the time even after the pandemic has subsided. Potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements prompted initially by the pandemic, could materially and negatively impact the future demand for office space over the long-term, which could have an adverse effect on business.
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
•The Account might not be able to sell a property at a particular time for a price which management believes represents its fair or full value. This illiquidity may result from the cyclical nature of real estate, general economic conditions impacting the location of the property, disruption in the credit markets or the availability of financing on favorable terms or at all, and the supply of and demand for available tenant space, among other reasons. This might make it difficult to raise cash quickly which could impair the Account’s liquidity position (particularly during any period of sustained significant net contract owner outflows) and also could lead to Account losses. Further, the liquidity guarantee does not serve as a working capital facility or credit line to enhance the Account’s liquidity levels generally, as its purpose is solely tied to contract owners having the ability to redeem their accumulation units upon demand (thus alleviating the Account’s need to dispose of properties solely to increase liquidity levels in what management deems a suboptimal sales environment).
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
Any future disruptions in the macro-economy, real estate markets and the credit markets, such as those that occurred from 2008-2011, were caused by the COVID-19 pandemic from late 2019 to mid-2022, or occur as a result of changing economic or market environments with high inflation or rapid increases in interest rates, could lead to a significant decline in real estate transaction activity in most markets and sectors in which the Account is invested. The resulting lack of observable transaction data may make it more difficult for a property appraisal to determine the fair value of the Account’s investment in one or more real estate assets. In addition, a portion of the data used by appraisers is based on historical information at the time the appraisal is conducted, and subsequent changes to such data, after an appraiser has used such data in connection with the appraisal, may not be adequately captured in the appraised value. Also, to the extent that the Account uses a relatively small number of independent appraisers to value a significant portion of its properties, valuations may be subject to any institutional biases of such appraisers and their valuation procedures.
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
As of December 31, 2023, the Account’s loan-to-value ratio was approximately 20.4%. Also, the Account may borrow up to 70% of the then-current value of a particular property. Non-construction mortgage loans on a property will be non-recourse to the Account, except for standard non-recourse carve outs. Among the risks of borrowing money, including borrowing under the Credit Agreement, any additional future line of credit, credit facility or term bank loan, the Note Purchase Agreements and any additional issuance of debt securities by the Account in the future, or under another line of credit or credit facility, or otherwise investing in a property subject to a mortgage are the following:
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
•Variable Interest Rate Risk. If the Account obtains variable-rate loans, the Account’s returns may be volatile when interest rates are volatile. Generally, changes in interest rates will have a smaller effect on the market value of variable-rate loans than on the market value of comparable fixed-rate obligations. Further, the Account is exposed to interest rate risk with respect to variable-rate indebtedness based on current property-level mortgage financings, and may become exposed to such interest rate risk in any future borrowings under the Credit Agreement, one or more future bank term loans or any issuance of debt securities. Any increase in interest rates under such debt financing arrangements would directly result in higher interest expense costs to the Account. Any interest rate hedging activities the Account engages in to mitigate this risk may not fully protect the Account from the impact of interest rate volatility. As of December 31, 2023, the outstanding principal balance of our variable rate indebtedness, including mortgage loans payable and line of credit, was $793.6 million.
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
•Ability to Incur Additional Indebtedness. The Account and Account Subsidiaries may also incur additional indebtedness in the future. Although the Account's Credit Agreement, Note Purchase Agreements, and other financing agreements contain certain financial covenants, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. In addition, to the extent new debt is added to the Account and the Account Subsidiaries’ current debt levels, the substantial risks of borrowings described above would increase.
A general disruption in the credit markets, such as the disruption experienced in 2008 and 2009, caused by the COVID-19 pandemic from late 2019 to mid-2022, or caused by changing economic or market environments with high inflation or rapid increases in interest rates, may aggravate some or all of these risks.

Investment and Cash Management Risks Associated with Contract Owner Transactions. The amount the Account has available to invest in new properties and other real estate-related assets will depend, in large part, on the level of net contract owner transfers into or out of the Account as well as contract owner premiums into the Account. As noted elsewhere in this report, the Account intends to hold between 15% and 25% of its net assets in liquid, fixed-income investments. These liquid assets are intended to be used to satisfy contract owner redemption requests and meet the Account’s expense needs (including, from time to time, obligations on debt). Significant contract owner transaction activity into or out of the Account’s units is generally not predictable, and wide fluctuations can occur as a result of macroeconomic, geopolitical or market conditions (including market disruptions, volatility or downturns), the performance of equities or fixed income securities or general investor sentiment, regardless of the historical performance of the Account or of the performance of the real estate asset class generally. In the event that the Account were to experience significant net contract owner transfers out of the Account, such transfers can eventually cause the Account’s liquid, fixed-income investments to comprise less than 10% of the Account’s net assets, as occurred over the course of 2022 and 2023. As of December 31, 2023, the Account’s liquid, fixed-income investments comprised 0.9% of its net assets. Such situations could trigger the need to execute the TIAA liquidity guarantee, most recently commencing on August 31, 2023. If a significant amount of net contract owner transfers out of the Account were to recur, particularly in high volumes, the Account may not have enough available liquid assets to pursue, or consummate, new investment opportunities presented to us that are otherwise attractive to the Account. This, in turn, could harm the Account’s returns. Even though the Account has over time experienced both net inflows (purchases) and net outflows (redemptions) of contract owner investments on an annual basis, there is no guarantee that net outflow or redemption activity will not increase, perhaps in a significant and rapid manner, particularly in response to market cycles in the domestic and foreign securities and commercial real estate markets and other factors.
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
Environmental Risks. How well a company manages its impact on the natural environment can support longer-term sustainable growth, or present unmitigated costs and risks. The Account may be liable for damage to the environment or injury to individuals caused by hazardous substances used or found on its properties. Under various environmental regulations, the Account may also be liable, as a current or previous property owner or mortgagee, for the cost of removing or cleaning up hazardous substances found on a property, even if it did not know of and was not responsible for the hazardous substances. If any hazardous substances are present or the Account does not properly clean up any hazardous substances, or if the Account fails to comply with regulations requiring it to actively monitor the business activities on its premises, the Account may have difficulty selling or renting a property or be liable for monetary penalties. Further, environmental laws may impose restrictions on the manner in which a property may be used, the tenants which may be allowed, or the manner in which businesses may be operated, which may require the Account to expend funds in order to comply with these laws. These laws may also cause the most ideal use of the property to differ from that originally contemplated and as a result could impair the Account’s returns. The cost of any required clean-up relating to a single real estate investment (including remediating contaminated property) and the Account’s potential liability for environmental damage, including paying personal injury claims and performing under indemnification obligations to third parties, could exceed the value of the Account’s investment in a property, the property’s value, or in an extreme case, a significant portion of the Account’s assets. Finally, while the Account may from time to time acquire third-party insurance related to environmental risks, such insurance coverage may be inadequate to cover the full cost of any loss and would cause the Account to be reliant on the financial health of our third-party insurer at the time any such claim is submitted.
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

Physical Climate Change and Natural Disaster Related Financial Risks. Many of the Account’s commercial properties are located within geographical regions in the United States and likely foreign jurisdictions in the future that currently are, and in the future will continue to be, affected by increasingly severe and adverse weather conditions across the globe, including, among others, hurricanes, tornadoes, high winds, wildfires, changes in rainfall patterns, inland or coastal flooding, and rising sea levels. Impacts from such climate change-related disasters, as well as impacts from other natural disasters such as earthquakes and tsunamis, may present significant risks to global financial assets and economic growth. As regions experience changes to the climate and extreme weather events become more frequent and intense, commercial real estate assets within the Account that are located in such regions could be adversely impacted by direct damage to buildings and other improvements thereon and result in loss of revenue, the incurrence of unplanned capital and other expenses not covered by insurance, and increase operating expenses for such properties, including utility, insurance and maintenance costs. Climate related changes and resulting hazards may stress local populations (including as a result of malnutrition, mortality and population migration), real estate financing and operational systems, and local infrastructure to the point where such changes and hazards negatively impact local market attractiveness of such properties as investments, rental market growth, and ultimately decrease demand for and value of commercial real estate in such regions. Any resulting losses from such climate changes and hazards could adversely impact the Account’s investment returns; however, should climate change assumptions be incorrect it may result in the Account forgoing investments that may have ultimately been beneficial to the Account.
Climate Change Transition Risks. Climate change poses long-term risks to investments that should be assessed and mitigated. Risks fall into two primary categories, as outlined with the Task Force on Climate related Financials Disclosures (“TCFD”):
•Physical Risk (as described above); and
•Low Carbon Transition Related Risks: Transitioning to a low-carbon economy may entail extensive policy, legal, regulatory, technology and market changes as public and private organizations and institutions attempt to mitigate and adapt to climate change. Depending on the nature, speed and focus of these changes, transition risks may pose varying levels of financial and reputational risk to organizations and, by definition, also to their investors and portfolio assets (such as those held by the Account). While transition risk is relevant across sectors, it is likely to be especially severe for carbon-intensive industries. The Account will periodically evaluate specific opportunities to reduce the carbon footprint of certain properties within its commercial real estate portfolio, provided that doing so makes economic or financial sense for individual properties and the portfolio as a whole. TIAA will continue to ensure that all portfolio investment decisions for the Account are based on expected financial performance, taking into account potential risks to asset value or liquidity, and opportunities to improve performance through improvements to commercial real estate properties held by the Account that reduce energy use and carbon emissions and decrease long-term costs for the Account.
ESG Criteria Risks. Management of the Account looks to utilize industry recognized environmental, social and governance (ESG) criteria in its commercial real estate underwriting given TIAA’s view that the application of such criteria, as part of the underwriting process, is beneficial in achieving positive long-term returns for the Account. In its evaluation of commercial real estate opportunities, the Account will take ESG considerations into account as part of the financial assessment of a commercial real estate portfolio asset, and not to achieve a desired outcome or as an investment qualification or screen. Ultimately, the Account will make an investment decision that incorporates ESG criteria only to the extent that the criteria are reasonably expected to enhance the investment's ability to achieve desired returns for the Account. However, the Account's utilization of ESG criteria in its commercial real estate underwriting may, if economic risk or financial opportunity projections do not materialize in the way we have anticipated, result in the Account forgoing some commercial real estate market opportunities that could have ultimately been beneficial to the Account. Consequently, the Account may underperform other investment vehicles that do not utilize such ESG criteria in selecting portfolio properties.
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
RISKS OF INVESTING IN REAL ESTATE INVESTMENT TRUST (REIT) SECURITIES
The Account may invest in registered and unregistered REIT securities for diversification, liquidity management and other purposes. The Account’s investment in REITs may also increase, as a percentage of net assets, during periods in which the Account is experiencing large net inflow activity, in particular due to net contract owner transfers into the Account. As of December 31, 2023, the Account did not hold any REIT securities. Investments in REIT securities are subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying properties owned by the entity, while mortgage REITs may be affected by the quality of any credit extended. Moreover, changes in consumer behavior that affect the use of commercial spaces could negatively impact the value of properties underlying certain REITs. In addition to these risks, because REIT investments are securities and generally publicly traded, they may be exposed to market risk and potentially significant price volatility due to changing conditions in the financial markets and, in particular, changes in overall interest rates, regardless of the value of the underlying real estate such REIT may own.
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
REITs do not generally pay federal income taxes if they distribute most of their earnings to their shareholders and meet other tax requirements. Many of the requirements to qualify as a REIT, however, are highly technical and complex. Failure to qualify as a REIT results in tax consequences, as well as disqualification from operating as a REIT for a period of time. Consequently, if the Account invests in securities of a REIT that later fails to qualify as a REIT, this may adversely affect the performance of our investment.
RISKS OF MORTGAGE-BACKED SECURITIES
The Account from time to time has invested in mortgage-backed securities and may in the future invest in such securities. Mortgage-backed securities, such as CMBS and RMBS, are subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. The underlying mortgage loans may experience defaults with greater frequency than projected when such mortgages were underwritten, which would impact the values of these securities, and could hamper our ability to sell such securities. In particular, these types of investments may be subject to prepayment risk or extension risk (i.e., the risk that borrowers will repay the loans earlier or later than anticipated). If the underlying mortgage assets experience faster than anticipated prepayments of principal, the Account could fail to recoup some or all of its initial investment in these securities, since the original price paid by the Account was based in part on assumptions regarding the receipt of interest payments. If the underlying mortgage assets are repaid later than anticipated, the Account could lose the opportunity to reinvest the anticipated cash flows at a time when interest rates might be rising. The rate of prepayments depends on a variety of geographic, social and other functions, including prevailing market interest rates and general economic factors. Further, it is possible that issuers of U.S. Government Securities will not have the funds to meet their payment obligations in the future, and the U.S. Government may change its support of, and policies regarding, the Federal National Mortgage Association ("FNMA" or "Fannie Mae") and the Federal Home Loan Mortgage Corp ("FHLMC" or "Freddie Mac"). Both Fannie Mae and Freddie Mac have been operating under conservatorship with the Federal Housing Finance Administration (“FHFA”) since September 2008. The entities are dependent upon the continued support of the U.S. Department of the Treasury and FHFA in order to continue their business operations. These factors, among others, could affect the future status and role of Fannie Mae and Freddie Mac and the value of their securities and the securities which they guarantee. Even if the Account acquired such securities, such changes may have a negative effect on the pricing of such securities. Other policy changes impacting Fannie Mae and Freddie Mac and/or U.S. Government programs related to mortgages that may be implemented in the future could create market uncertainty and affect the actual or perceived credit quality of issued securities, adversely affecting mortgage-backed securities through an increased risk of loss.
Importantly, the fair market value of these securities is also highly sensitive to changes in interest rates, liquidity of the secondary market and economic conditions impacting financial institutions and the credit markets generally. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments. Further, volatility and disruption in the mortgage market and credit markets generally, including periods of high inflation or rapid increases in interest rates, may cause there to be a very limited or even no secondary market for these securities and they therefore may be harder to sell than other securities. As of December 31,2023, the Account did not hold any mortgage-backed securities.

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
•If interest rates are volatile during the loan period, the Account’s variable rate mortgage loans could have volatile yields. Further, to the extent the Account makes mortgage loans with fixed interest rates, it may receive lower yields than those which are then available in the market if interest rates rise generally.
Interest Rate Risk. The risk that the value or yield of fixed-income investments may decline if interest rates change. In general, when prevailing interest rates decline, the market values of outstanding fixed-income investments (particularly those paying a fixed rate of interest) tend to increase while yields on similar newly issued fixed-income investments tend to decrease, which could adversely affect the Account’s income. Conversely, when prevailing interest rates increase, the market values of outstanding fixed-income investments (particularly those paying a fixed rate of interest) tend to decline while yields on similar newly issued fixed income investments tend to increase. If a fixed-income investment pays a floating or variable rate of interest, changes in prevailing interest rates may increase or decrease the investment’s yield. Fixed-income investments with longer durations tend to be more sensitive to interest rate changes than shorter-term investments. Interest rate risk is generally heightened during periods when prevailing interest rates are low or negative. During periods of very low or negative interest rates, a fixed-income investment may not be able to maintain positive returns. As of December 31, 2023, interest rates in the United States and in certain foreign markets have recently started to rise rapidly from historic low levels. In general, changing interest rates could have unpredictable effects on the markets and may expose fixed-income and related markets to heightened volatility. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions). Additional interest rate-related risk include the following:
•Following their publication on June 30, 2023, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with SOFR ("Secured Overnight Financing Rate"), a new index calculated by short-term repurchase agreements, backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated. Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve System.
In addition, the U.K. Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration), has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S.-dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period. Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex, and it could cause a disruption in the credit markets generally and could have adverse impacts on the Account’s business, financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain of the Account’s investments.
Negative Interest Rate Risk. Certain European countries and Japan have in the past pursued negative interest rate policies. A negative interest rate policy is an unconventional central bank monetary policy tool where nominal target interest rates are set with a negative value (i.e., below zero percent) intended to help create self-sustaining growth in the local economy. If a bank charges negative interest, instead of receiving interest on deposits, a depositor must pay the bank fees to keep money with the bank. In such a scenario, certain debt instruments may trade at negative yields, which means the purchaser of the instrument may receive at maturity less than the total amount invested. Such market conditions may increase the Account’s exposure to the risks associated with rising interest rates. A number of factors may contribute to debt instruments trading at a negative yield. While negative yields can be expected to reduce demand for fixed-income investments trading at a negative interest rate, investors may be willing to continue to purchase such investments for a number of reasons including, but not limited to, price insensitivity, arbitrage opportunities across fixed-income markets, rules-based investment strategies, capital preservation, reduced volatility, or decreased investment opportunities. If negative interest rates become prevalent in the market, it is expected that investors would seek to reallocate assets to other income-producing assets such as investment-grade and high-yield debt instruments, or equity investments that pay a dividend. This increased demand for higher yielding assets may cause the price of such instruments to rise while triggering a corresponding decrease in yield and the value of debt instruments over time. In addition, a move to higher yielding investments may cause investors, including the Account, to seek fixed-income investments with longer duration and/or potentially reduced credit quality in order to seek the desired level of yield. These considerations may limit the Account’s ability to locate fixed-income instruments containing the desired risk/return profile. Changing interest rates, including, but not limited to, rates that in the future fall below zero, could have unpredictable effects on the markets and may expose fixed-income and related markets to heightened volatility and potential illiquidity, increasing the potential for losses for the Account.
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
Risks of Participations. To the extent the Account invested in a participating mortgage, the following additional risks would apply:
•The participation feature, in tying the Account’s returns to the performance of the underlying asset, might generate insufficient returns to make up for the higher interest rate the loan would have obtained without the participation feature.
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
It is possible that issuers of U.S. Government securities will not have the funds to meet their payment obligations in the future. The FHLMC (or Freddie Mac) and the FNMA (or Fannie Mae) have been operating under conservatorship, with the FHFA acting as their conservator, since September 2008. In the event that FHLMC or FNMA are taken out of conservatorships, it is unclear how their respective capital structure would be constructed and what impact, if any, there would be on FHLMC’s or FNMA’s creditworthiness and guarantees of certain mortgage-backed securities. The entities are dependent upon the continued support of the U.S. Department of the Treasury and FHFA in order to continue their business operations. These factors, among others, could affect the future status and role of FHLMC and FNMA and the value of their securities and the securities which they guarantee.
Uncertainty regarding the status of negotiations in the U.S. Congress to increase the statutory debt ceiling may increase the risk that the U.S. Government may default on payments on certain U.S. Government securities, including those held by the Account.
In addition, the Account may invest in corporate obligations (such as commercial paper and other types of corporate debt obligations) and while the Account seeks out such holdings in short-term or intermediate-term, higher-quality liquid instruments, the ability of the Account to sell these securities may be uncertain, particularly when there are general dislocations in the finance or credit markets. Any such volatility could have a negative impact on the value of these securities. Further, transaction activity may fluctuate significantly from time to time, which could impair the Account’s ability to dispose of a security at a favorable time, regardless of the credit quality of the underlying issuer. Also, inherent with investing in any corporate obligation is the risk that the credit quality of the issuer will deteriorate, which could cause the obligations to be downgraded and hamper the value or the liquidity of these securities. Finally, any further downgrades or threatened downgrades of the credit rating for U.S. Government obligations generally could impact the pricing and liquidity of agency securities or corporate obligations in a manner which could impact the value of the Account’s units. On two occasions, the long-term credit rating of the United States has been downgraded by at least one leading rating agency in part as a result of disagreements within the U.S. Government over raising the debt ceiling to repay outstanding obligations. Similar situations in the future could result in periods of high inflation, rising interest rates, changes in the prices of U.S. Treasury securities and increase the costs of various kinds of debt, which may adversely affect the Account.
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
Counterparty and Third Party Risk. Transactions involving a counterparty to a derivative or other instrument, or a third party responsible for servicing the instrument, are subject to the credit risk of the counterparty or third party, and to the counterparty's or third party’s ability to perform in accordance with the terms of the transaction. If a counterparty defaults, the Account may have contractual remedies but the Account may be unable to enforce them due to the application of bankruptcy, insolvency and other laws affecting the rights of creditors. Counterparty risk is still present even if a counterparty's obligations are secured by collateral because, for example, the Account’s interest in collateral may not be perfected or additional collateral may not be promptly posted as required. The Account is also subject to counterparty risk to the extent it executes a significant portion of its securities or derivatives transactions through a single broker, dealer, or futures commission merchant.
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
Risks Related to Liquid Securities. In addition to the risks noted above, the U.S. capital markets may experience extreme volatility and disruption for a variety of reasons, including a global pandemic, such as the COVID-19 pandemic from late 2019 to mid-2022 and similar health concerns. Disruptions in the capital markets, and periods of high inflation or rapid increases in interest rates, can increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions may adversely affect the Account’s business, financial position and results of operations.
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
Risk of Illiquid Investments
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
GLOBAL ECONOMIC RISKS
National and regional economies and financial markets have become increasingly interconnected, which increases the possibilities that conditions in one country, region or market might adversely impact issuers in a different country, region or market. Changes in legal, political, regulatory, tax and economic conditions may cause fluctuations in markets and securities and commercial real property prices around the world, which could negatively impact the value of the Account’s investments. For example, the United Kingdom’s referendum decision to leave the European Union resulted in the depreciation in value of the British pound, short term declines in the stock markets and ongoing economic and political uncertainty concerning the consequences of the exit. Similar major economic or political disruptions, particularly in large economies like China, may have global negative economic and market repercussions. Additionally, events such as war (e.g., the ongoing conflict in Ukraine and the conflict in the Middle East), terrorism, natural and environmental disasters, the spread of infectious illnesses, pandemics or other public health emergencies, or changing economic or market environments with high inflation or rapid increases in interest rates, may adversely affect the global economy and the securities, local commercial real estate markets and issuers in which the Account invests. Historical examples of such events include the COVID-19 pandemic from late 2019 to mid-2022, which resulted in government imposed shutdowns across the globe. These events have reduced and could continue to reduce consumer demand and economic output, result in market closures, travel restrictions or quarantines, and generally have a significant impact on the economy, including the commercial real estate sector. Governmental and quasi-governmental authorities and regulators throughout the world responded to the multi-year impact of the COVID-19 pandemic, and could respond to future pandemics, with a variety of significant fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and new monetary programs. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, could increase volatility in securities and commercial real estate markets, which could adversely affect the Account’s investments.
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
Other disruptive events, including, but not limited to, natural disasters, terrorism, or public health or pandemic crises (such as the COVID-19 pandemic from late 2019 to mid-2022), may adversely affect the Account’s ability to conduct business. Such adverse effects may include the inability of TIAA’s employees, or the employees of its affiliates and the Account’s service providers, to perform their responsibilities as a result of any such event. Any resulting disruptions to the Account’s business operations can interfere with our processing of contract transactions (including the processing of orders from our website), impact our ability to calculate annuity unit values, or cause other operational issues.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 1C. CYBERSECURITY.
TIAA, on behalf of the Account, has a program and formal processes in place to assess, identify, and manage material risks from cybersecurity threats. The Account’s business is dependent on the communications and information technology (“IT”) systems of TIAA and other third-party IT service providers to TIAA. TIAA, with support from certain of its subsidiaries, manages the Account’s day-to-day operations and has implemented a cybersecurity program that applies to the Account.
The Account depends on and engages various third parties and service providers, including suppliers, custodians, transfer agents, property management companies, and joint venture partners, to operate its commercial real estate and investment business. The Account relies on the expertise of risk management, legal, information technology, and compliance personnel of TIAA when identifying and overseeing risks from cybersecurity threats associated with the Account’s use of such entities.
Cybersecurity Program Overview
TIAA has instituted an enterprise cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to TIAA, the Account, and other products, subsidiaries and affiliates of TIAA and their respective third party service providers.
This cyber risk management program is integrated into TIAA’s overall risk management program. It involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Account relies. TIAA relies on its internal subject matter experts and external experts, as needed, including but not limited to cybersecurity assessors, consultants, and auditors, to evaluate cybersecurity measures and risk management processes, applicable to the Account and other products, subsidiaries, and affiliates of TIAA.
TIAA actively monitors the current cyber threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Account in connection with its day-to-day commercial real estate, investment, and other operations.
Board Oversight of Cybersecurity Risks
The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from TIAA’s Cybersecurity leadership regarding the overall state of TIAA’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Account.

Management's Role in Cybersecurity Risk Management
TIAA’s management, including its Chief Information Security Officer, is responsible for assessing and managing material risks from cybersecurity threats to the TIAA organization, including the Account. TIAA’s Chief Information Security Officer and cybersecurity leaders have significant expertise in this area, including in IT and cybersecurity engineering as well as cybersecurity leadership experience in other major financial institutions. Management of the Account is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Account, including through the receipt of notifications from third party service providers and reliance on communications with cybersecurity, risk management, legal, IT, and/or compliance personnel of TIAA.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on the Account are assessed on an ongoing basis, and how such risks could materially affect the Account’s business strategy, operational results, and financial condition are regularly evaluated. TIAA maintained appropriate cyber security policies and procedures during the 12-month period covered by this report and there were no material cybersecurity issues that affected the Account. Cybersecurity risk remains heightened to the financial industry, including the Account, and a failure in or breach of our systems or infrastructure, or those of a material third party or service provider, could cause disruption and adversely impact the Account’s operations and performance. TIAA continues to invest in its cybersecurity program to protect against emerging threats, including threats against third parties and service providers.

ITEM 2. PROPERTIES.
THE PROPERTIES—GENERAL
In the table below, contract owners will find general information about each of the Account’s investments as of December 31, 2023. The Account’s investments include both properties that are wholly owned by the Account and properties owned by the Account’s joint venture investments. Certain investments include a portfolio of properties.

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
OFFICE PROPERTIES
1001 Pennsylvania Ave	Washington, D.C.	100.00%	765,159	96.3%	$545.2
701 Brickell Avenue	Miami, FL	100.00%	686,320	97.0%	493.6	(3)
Lincoln Centre	Dallas, TX	100.00%	1,682,527	86.9%	419.9
99 High Street	Boston, MA	100.00%	730,208	86.9%	355.2	(3)
Four Oaks Place	Houston, TX	51.00%	2,351,924	90.4%	304.8	(4)
Seavest MOB	Pittsburgh, PA	98.30%	763,596	94.4%	229.8	(4)
21 Penn Plaza	New York, NY	100.00%	374,424	94.1%	223.5
Campus Pointe 2 & 3	San Diego, CA	45.00%	305,006	100.0%	221.0
Foundry Square II	San Francisco, CA	50.10%	520,218	95.6%	220.8
Wilshire Rodeo Plaza	Beverly Hills, CA	100.00%	284,928	66.6%	218.3
1900 K Street, NW	Washington, D.C.	100.00%	362,265	81.2%	216.0	(3)
One Boston Place	Boston, MA	50.25%	807,986	86.5%	192.8
Juniper MOB Portfolio	Various	50.00%	1,053,773	84.6%	185.5
1401 H Street, NW	Washington, D.C.	100.00%	367,591	84.4%	179.3	(3)
Campus Pointe 1	San Diego, CA	45.00%	449,759	99.2%	176.2
780 Third Avenue	New York, NY	100.00%	515,054	59.7%	174.1	(3)
Fort Point Creative Exchange Portfolio	Boston, MA	100.00%	312,293	77.9%	149.7
Campus Pointe 6	San Diego, CA	45.00%	317,590	94.6%	142.0
501 Boylston	Boston, MA	50.10%	613,018	75.6%	131.3	(4)
837 Washington Street	New York, NY	100.00%	55,497	100.0%	126.0
88 Kearny Street	San Francisco, CA	100.00%	233,887	63.4%	108.1
Vista Station Office Portfolio	Draper, UT	100.00%	400,000	100.0%	82.5	(3)
101 Pacific Coast Highway	El Segundo, CA	100.00%	199,615	92.7%	79.1
1600 Broadway Street	Denver, CO	100.00%	444,595	71.5%	60.3
The Ellipse at Ballston	Arlington, VA	100.00%	196,353	56.2%	50.9
355 West 52nd St	New York, NY	95.00%	55,621	100.0%	42.2
8270 Greensboro Drive	McLean, VA	100.00%	164,112	68.0%	34.2
3131 McKinney	Dallas, TX	100.00%	146,551	64.6%	34.1
Campus Pointe 5	San Diego, CA	45.00%	269,048	100.0%	33.8
Wilton Woods Corporate Campus	Wilton, CT	100.00%	195,298	97.0%	30.5
West Lake North Business Park	Westlake Village, CA	100.00%	194,421	58.8%	29.0
Sixth & Main	Portland, OR	100.00%	382,492	60.2%	27.5
30700 Russell Ranch	Westlake Village, CA	100.00%	135,577	73.7%	24.3
101 N. Tryon Street	Charlotte, NC	85.00%	552,637	61.7%	24.0	(4)
Colorado Center	Santa Monica, CA	2.00%	1,131,511	89.4%	7.7	(4)
817 Broadway	New York, NY	61.46%	139,062	85.7%	3.4	(4)
440 Ninth Avenue	New York, NY	88.52%	410,815	77.5%	3.0	(4)
Subtotal—Office Properties				85.3%	$5,579.6

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
INDUSTRIAL PROPERTIES
Ontario Industrial Portfolio	Various	100.00%	3,362,129	100.0%	$1,089.0
Great West Industrial Portfolio	Rancho Cucamonga and Fontana, CA	100.00%	1,358,925	100.0%	474.6
Dallas Industrial Portfolio	Dallas and Coppell, TX	100.00%	3,684,941	100.0%	427.0
Southern CA RA Industrial Portfolio	Los Angeles, CA	100.00%	920,078	93.5%	304.8
Cerritos Industrial Park	Cerritos, CA	100.00%	934,233	89.8%	291.3
Oakmont IE West Portfolio	Fontana, CA	100.00%	709,941	100.0%	258.0
South River Road Industrial	Cranbury, NJ	100.00%	858,957	100.0%	236.5
Seneca Industrial Park	Pembroke Park, FL	100.00%	882,182	99.9%	226.2
Rainier Corporate Park	Fife, WA	100.00%	1,104,071	100.0%	221.0
Rancho Cucamonga Industrial Portfolio	Rancho Cucamonga, CA	100.00%	573,000	100.0%	219.0
Regal Logistics Campus	Seattle, WA	100.00%	968,535	100.0%	188.5
Port St. Lucie	Port St. Lucie, FL	100.00%	1,080,306	100.0%	183.0
Frontera Industrial Business Park	San Diego, CA	100.00%	794,330	98.2%	180.1
Shawnee Ridge Industrial Portfolio	Atlanta, GA	100.00%	1,422,922	100.0%	165.9
Pinto Business Park	Houston, TX	100.00%	1,641,141	100.0%	161.9
Ontario Mills Industrial Portfolio	Ontario, CA	100.00%	435,733	100.0%	160.0
Northern CA RA Industrial Portfolio	Oakland, CA	100.00%	625,304	99.6%	143.7
Minneapolis Core Portfolio	Brooklyn Park, MN	100.00%	952,642	100.0%	137.5
Pinnacle Industrial Portfolio	Grapevine, TX	100.00%	899,200	100.0%	115.0
Weston Business Center	Weston, FL	100.00%	455,268	100.0%	113.5
Chicago Caleast Industrial Portfolio	Chicago, IL	100.00%	1,145,152	100.0%	113.0
Stevenson Point	Newark, CA	100.00%	312,885	83.2%	102.9
Weston Business Center EF	Weston, FL	100.00%	396,090	100.0%	101.2
Centre Pointe and Valley View	Los Angeles County, CA	100.00%	307,685	96.1%	97.8
Hendricks Gateway	Indianapolis, IN	100.00%	1,072,069	100.0%	97.3
Northwest Houston Industrial Portfolio	Houston, TX	100.00%	1,010,912	100.0%	96.6
Northeast RA Industrial Portfolio	Boston, MA	100.00%	384,126	100.0%	87.1
Pacific Coast Corporate Park	Fife, WA	100.00%	388,783	100.0%	83.7
Broward Industrial Portfolio	Various, FL	100.00%	355,088	100.0%	80.2
Landover Logistics	Landover, MD	100.00%	360,550	100.0%	73.1
Atlanta Industrial Portfolio	Lawrenceville, GA	100.00%	495,440	100.0%	72.8
Fairfield Tolenas	Fairfield, CA	100.00%	496,541	100.0%	72.7
Midway 840	Mount Juliet, TN	100.00%	670,680	100.0%	68.9
200 Milik Street	Carteret, NJ	100.00%	232,134	100.0%	67.9
The Hub	Long Island City, NY	95.00%	339,931	84.5%	66.5	(4)
Jackson Shaw Forward Portfolio: 46 Ranch	Fort Worth, TX	100.00%	562,680	84.0%	65.5
Northwest RA Industrial Portfolio	Seattle, WA	100.00%	312,321	100.0%	64.7
One Beeman Road	Northborough, MA	100.00%	342,900	—%	58.1
Monee Development	Monee, IL	100.00%	621,246	72.8%	56.0
Otay Mesa Industrial Portfolio	San Diego, CA	100.00%	265,712	100.0%	54.9
Archway Baytown Development	Baytown, TX	95.00%	503,775	—%	50.5
Almond Avenue	Fontana, CA	100.00%	146,864	100.0%	50.3
10 New Maple Avenue	Pine Brook, NJ	100.00%	266,338	100.0%	49.9
Chicago Industrial Portfolio	Chicago, IL	100.00%	334,824	100.0%	46.8
Riverside 202 Industrial	Phoenix, AZ	100.00%	319,860	100.0%	46.7
Central 64 Portfolio	Denver, CO	100.00%	220,100	100.0%	46.0
Jackson Shaw Forward Portfolio: Centerpoint	San Antonio, TX	100.00%	302,518	100.0%	40.3
Jackson Shaw Forward Portfolio: Parc 20	Arlington, TX	100.00%	154,127	100.0%	23.5
Park 10 Distribution	Houston, TX	100.00%	152,638	62.0%	15.9
Chisolm Trail	Houston, TX	100.00%	86,904	69.1%	7.5

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
Subtotal—Industrial Properties				95.9%	$7,254.8
RETAIL PROPERTIES
Fashion Show	Las Vegas, NV	50.00%	1,908,504	96.9%	$413.9	(4)
The Florida Mall	Orlando, FL	50.00%	1,108,297	86.3%	304.1	(4)
West Town Mall	Knoxville, TN	50.00%	899,604	93.5%	176.3	(4)
Westwood Marketplace	Los Angeles, CA	100.00%	202,202	100.0%	154.1
Birkdale Village -Retail	Huntersville, NC	93.00%	709,021	90.9%	146.3	(4)
Pacific City	Huntington Beach, CA	100.00%	194,744	98.4%	136.1
Village Crossing	Skokie, IL	100.00%	722,457	94.2%	133.5
Florida Retail Portfolio	Various, FL	80.00%	326,729	85.3%	127.3
Bridgepointe Shopping Center	San Mateo, CA	100.00%	462,783	97.4%	121.4
Fayette Pavilion	Fayetteville, GA	100.00%	1,522,388	97.6%	115.2
350 Washington	Boston, MA	100.00%	147,504	100.0%	114.0
Marketfair	West Windsor, NJ	100.00%	243,333	92.4%	84.7
The Shops at Wisconsin Place	Chevy Chase, MD	100.00%	117,202	88.6%	83.0	(5)
Plaza America	Reston, VA	100.00%	163,407	77.7%	82.5
Marketplace at Mill Creek	Buford, GA	100.00%	401,896	91.2%	78.9	(3)
Publix at Weston Commons	Weston, FL	100.00%	126,922	97.9%	67.3
Pavilion at Turkey Creek	Knoxville, TN	100.00%	452,770	99.4%	59.1
Winslow Bay Commons	Mooresville, NC	100.00%	441,773	97.0%	53.0	(3)
Heritage Pavilion	Smyrna, GA	100.00%	255,971	100.0%	52.0
Southside at McEwen	Franklin, TN	100.00%	92,470	100.0%	50.0
Creeks at Virginia Center	Glen Allen, VA	100.00%	266,023	94.9%	48.8
Overlook At King Of Prussia	King of Prussia, PA	100.00%	192,218	78.4%	48.7	(3)
Columbiana Station	Columbia, SC	100.00%	374,673	76.6%	48.6
Alexander Place	Raleigh, NC	100.00%	198,309	92.2%	39.6
The Forum at Carlsbad	Carlsbad, CA	50.00%	263,921	82.9%	36.6	(4)
Cypress Trace	Fort Myers, FL	100.00%	279,171	85.6%	35.8
32 South State Street	Chicago, IL	100.00%	96,354	100.0%	35.1	(3)
Town and Country	Knoxville, TN	100.00%	650,229	83.4%	33.4
401 West 14th Street	New York, NY	42.19%	62,583	100.0%	30.9	(4)
Riverchase Village	Hoover, AL	100.00%	176,211	64.5%	28.1
Market Square	Fort Myers, FL	100.00%	118,945	99.7%	24.0
Shoppes at Lake Mary	Lake Mary, FL	100.00%	74,234	97.3%	23.5
River Ridge	Birmingham, AL	100.00%	349,734	68.6%	18.0
Miami International Mall	Miami, FL	50.00%	301,956	75.1%	10.6	(4)
1619 Walnut Street	Philadelphia, PA	100.00%	34,047	30.0%	8.6
Subtotal—Retail Properties				91.2%	$3,023.0
OTHER PROPERTIES
Storage Portfolio IV	Various, U.S.A.	90.00%	2,603,105	92.6%	$491.8
Storage Portfolio II	Various, U.S.A.	90.00%	2,692,910	92.6%	361.1	(4)
Storage Portfolio	Various, U.S.A.	66.02%	1,680,776	92.3%	224.9	(4)
Lincoln Centre - Hilton Dallas	Dallas, TX	100.00%	213,092	50.2%	91.8
Storage Portfolio V	Various, U.S.A.	90.00%	459,296	80.3%	82.4
Storage Portfolio III	Various, U.S.A.	90.00%	357,403	94.9%	74.9
Campus Pointe 4	San Diego, CA	45.00%	N/A	N/A	57.2	(6)
735 Watkins Mill	Washington, D.C.	50.00%	N/A	N/A	42.8	(6)
Lennar MFPV Emblem at Conyers	Conyers, GA	90.00%	N/A	N/A	29.8	(4)(6)
Carson South End Co-GP Development	Charlotte, NC	75.00%	N/A	N/A	29.2	(6)
Lennar MFPV Cave Creek	Phoenix, AZ	90.00%	N/A	N/A	27.0	(4)(6)
Present Made	Foreign	95.00%	N/A	N/A	21.8	(4)(6)
Lennar MFPV Cane Bay Phase I	Summerville, SC	90.00%	N/A	N/A	18.6	(4)(6)

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
Castleforbes	Foreign	51.00%	N/A	N/A	$16.4	(6)
Empire Business Park (KBC)	Peoria, AZ	100.00%	N/A	N/A	15.3	(6)
Subtotal—Other Properties				90.8%	$1,585.0
Subtotal—Commercial and Other Properties				92.0%	$17,442.4
RESIDENTIAL PROPERTIES
Simpson Housing Portfolio	Various, U.S.A.	80.00%	N/A	94.3%	$645.2	(4)
The Colorado	New York, NY	100.00%	N/A	83.6%	265.1
THP Student Housing Portfolio	Various, U.S.A.	97.00%	N/A	97.4%	258.6	(4)
Holly Street Village	Pasadena, CA	100.00%	N/A	94.7%	199.3	(3)
Houston Apartment Portfolio	Houston, TX	100.00%	N/A	93.4%	168.8
The Manor at Flagler Village	Fort Lauderdale, FL	100.00%	N/A	95.6%	149.3
Terra House	San Jose, CA	100.00%	N/A	92.6%	147.1
Stella	Marina Del Rey, CA	100.00%	N/A	94.1%	144.9
The Legacy at Westwood	Los Angeles, CA	100.00%	N/A	94.3%	143.0
Mass Court	Washington, D.C.	100.00%	N/A	93.4%	141.0
Hudson Woodstock	Woodstock, GA	100.00%	N/A	94.6%	140.1
The Louis at 14th	Washington, D.C.	100.00%	N/A	89.8%	139.1
Larkspur Courts	Larkspur, CA	100.00%	N/A	93.8%	136.0
AmpliFi - Fullerton	Fullerton, CA	100.00%	N/A	94.2%	136.0
The Palatine	Arlington, VA	100.00%	N/A	97.1%	135.2
Ashford Meadows Apartments	Herndon, VA	100.00%	N/A	95.7%	132.1	(3)
Regents Court	San Diego, CA	100.00%	N/A	94.7%	127.0
Sole at Center City	West Palm Beach, FL	100.00%	N/A	95.7%	126.0
803 Corday	Naperville, IL	100.00%	N/A	96.0%	123.0	(3)
Casa Palma	Coconut Creek, FL	100.00%	N/A	92.8%	122.1
Henley at Kingstowne	Alexandria, VA	100.00%	N/A	92.7%	121.3	(3)
Union - South Lake Union	Seattle, WA	100.00%	N/A	93.4%	115.0	(3)
The District at La Frontera	Austin, TX	100.00%	N/A	92.2%	113.1	(3)
Fusion 1560	St. Petersburg, FL	100.00%	N/A	96.8%	110.2
Rancho Del Mar	San Clemente, CA	100.00%	N/A	96.9%	109.2
Sun SYNC Venture	Various, U.S.A.	95.00%	N/A	95.0%	102.3	(4)
Creekside Alta Loma	Rancho Cucamonga, CA	100.00%	N/A	93.9%	102.1
Sole at Brandon	Riverview, FL	100.00%	N/A	94.0%	98.7
Ascent at Windward	Alpharetta, GA	100.00%	N/A	95.0%	95.0
Carrington Park	Plano, TX	100.00%	N/A	95.7%	93.8	(3)
Circa Green Lake	Seattle, WA	100.00%	N/A	91.6%	93.4	(3)
Churchill on the Park	Dallas, TX	100.00%	N/A	93.6%	93.4	(3)
Boca Arbor Club	Boca Raton, FL	100.00%	N/A	96.0%	93.3
Lofts at SoDo	Orlando, FL	100.00%	N/A	95.3%	90.1
5 West	Tampa, FL	100.00%	N/A	94.3%	85.6
The Residences at the Village of Merrick Park	Coral Gables, FL	100.00%	N/A	97.0%	80.7
Centric Gateway	Charlotte, NC	100.00%	N/A	95.2%	79.7
Cherry Knoll	Germantown, MD	100.00%	N/A	88.3%	79.1
Biltmore at Midtown	Atlanta, GA	100.00%	N/A	94.8%	78.1
Glen Lake	Atlanta, GA	100.00%	N/A	94.6%	74.1
Lakepointe at Jacaranda	Plantation, FL	100.00%	N/A	92.4%	72.7
Prescott Wallingford Apartments	Seattle, WA	100.00%	N/A	94.5%	72.2
Greene Crossing	Columbia, SC	100.00%	N/A	99.3%	70.8
Orion on Orpington	Orlando, FL	100.00%	N/A	99.8%	67.9
Allure at Camarillo	Camarillo, CA	100.00%	N/A	95.5%	67.7
Westcreek	Westlake Village, CA	100.00%	N/A	95.1%	64.8
The Maroneal	Houston, TX	100.00%	N/A	95.6%	64.0
The Row at the Stadium	Columbia, SC	98.50%	N/A	99.6%	62.2
The Manor Apartments	Plantation, FL	100.00%	N/A	94.8%	57.7
Park Creek Apartments	Fort Worth, TX	100.00%	N/A	94.9%	55.2

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
Cliffs at Barton Creek	Austin, TX	100.00%	N/A	95.5%	$54.3
Orchards	Marlborough, MA	100.00%	N/A	92.2%	51.6
The Bridges	Minneapolis, MN	100.00%	N/A	83.3%	48.8
MiMA	New York, NY	21.00%	N/A	97.7%	36.3	(4)
12 South	Nashville, TN	100.00%	N/A	97.4%	35.8
The Cordelia	Portland, OR	100.00%	N/A	94.4%	32.6
The Knoll	Minneapolis, MN	100.00%	N/A	72.1%	31.5
The Ashton	Washington, D.C.	100.00%	N/A	96.2%	24.5
Subtotal—Residential Properties				94.5%	$6,457.7
Total—All Properties				92.5%	$23,900.1
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
Commercial (Non-Residential) Investments
Major Tenants: The following tables list the Account’s ten most significant tenants based on the total space they occupied as of December 31, 2023 in each of the Account’s commercial property types.

Major Office Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Office Properties	% of Total Rentable Area of Non-Residential Properties
BHP Petroleum (Americas), Inc.(1)	982,874	5.3%	1.4%
Crowell & Moring LLP(2)	391,757	2.1%	0.6%
Hulu LLC(1)	349,913	1.9%	0.5%
Atmos Energy Corporation(2)	330,101	1.8%	0.5%
WeWork(3)	312,875	1.7%	0.5%
Eli Lilly and Company(1)	305,006	1.6%	0.4%
Leidos, Inc.(3)	269,048	1.4%	0.4%
Signal Pharmaceuticals(1)	251,893	1.4%	0.4%
Bank of New York Mellon(1)	206,557	1.1%	0.3%
The Carlyle Group(2)	199,508	1.1%	0.3%

Major Industrial Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Industrial Properties	% of Total Rentable Area of Non-Residential Properties
Amazon.com Services LLC(2)	1,555,530	4.3%	2.3%
Wal-Mart Stores, Inc.(2)	1,099,112	3.0%	1.6%
XPO Logistics, LLC(2)	1,072,069	3.0%	1.6%
Regal West Corporation(2)	968,535	2.7%	1.4%
Custom Goods, LLC(2)	886,055	2.4%	1.3%
Kumho Tire U.S.A. Inc.(2)	830,485	2.3%	1.2%
Federal Express(2)	693,164	1.9%	1.0%
Del Monte Fresh Product, N.A., Inc.(2)	689,660	1.9%	1.0%
Farrington(2)	659,157	1.8%	1.0%
Rheem Sales Company, Inc.(2)	656,600	1.8%	1.0%

Major Retail Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Retail Properties	% of Total Rentable Area of Non-Residential Properties
Target Corporation(2)	878,852	6.5%	1.3%
Dick's Sporting Goods, Inc.(3)	648,298	4.8%	0.9%
Belk, Inc.(3)	372,812	2.7%	0.5%
Nordstrom Inc.(3)	370,422	2.7%	0.5%
Macy's Inc.(1)	300,716	2.2%	0.4%
Ross Stores, Inc.(2)	232,811	1.7%	0.3%
Wal-Mart Stores, Inc.(2)	209,751	1.5%	0.3%
Dillard's(1)	200,000	1.5%	0.3%
J.C. Penney Corporation, Inc.(1)	200,000	1.5%	0.3%
PetSmart(2)	199,435	1.5%	0.3%
(1)Tenant occupied space within joint venture investments.
(2)Tenant occupied space within wholly-owned investments.
(3)Tenant occupied space within wholly-owned and joint venture investments.
The following tables list the rentable area for long term leases subject to expiring leases during the next ten years and an aggregate figure for expirations in 2034 and thereafter, in the Account’s commercial (non-residential) properties that are both wholly-owned by the Account and held within the Account’s joint venture investments. While many of the leases contain renewal options with varying terms, these charts assume that none of the tenants exercise their renewal options, including those with terms that expired on December 31, 2023 or are month to month leases.
Office Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Base Rent Associated with Such Leases (millions)(1)	Expiring Rent as a % of Rental Income(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Office Properties Represented by Expiring Leases
2024	215	$58.3	2.8%	1,648,634	8.9%
2025	186	112.9	5.4%	2,054,317	11.1%
2026	143	115.8	5.5%	1,809,129	9.7%
2027	115	72.7	3.5%	1,502,871	8.1%
2028	129	61.1	2.9%	1,140,004	6.1%
2029	95	83.9	4.0%	1,356,625	7.3%
2030	52	55.6	2.7%	801,702	4.3%
2031	32	49.6	2.4%	1,009,012	5.4%
2032	32	86.3	4.1%	1,311,164	7.1%
2033	46	40.9	2.0%	799,943	4.3%
Thereafter	81	95.6	4.6%	2,336,690	12.6%
Total	1,126	$832.7	39.9%	15,770,091	84.9%

Industrial Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Base Rent Associated with Such Leases (millions)(1)	Expiring Rent as a % of Rental Income(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Industrial Properties Represented by Expiring Leases
2024	137	$80.2	3.8%	3,784,219	10.4%
2025	72	35.4	1.7%	3,508,644	9.7%
2026	91	74.0	3.5%	7,528,755	20.8%
2027	91	66.1	3.2%	5,484,379	15.1%
2028	56	51.5	2.5%	4,893,382	13.5%
2029	28	29.8	1.4%	2,719,090	7.5%
2030	7	3.5	0.2%	418,608	1.2%
2031	10	10.3	0.5%	1,307,547	3.6%
2032	12	14.4	0.7%	1,752,168	4.8%
2033	7	5.7	0.3%	565,047	1.6%
Thereafter	6	16.3	0.8%	1,421,460	3.9%
Total	517	$387.2	18.6%	33,383,299	92.1%
Retail Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Base Rent Associated with Such Leases (millions)(1)	Expiring Rent as a % of Rental Income(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Retail Properties Represented by Expiring Leases
2024	191	$35.1	1.7%	1,092,061	8.0%
2025	206	56.9	2.7%	1,129,329	8.3%
2026	185	58.9	2.8%	1,521,424	11.2%
2027	143	47.0	2.2%	945,798	7.0%
2028	141	42.2	2.0%	987,766	7.3%
2029	88	23.4	1.1%	740,954	5.5%
2030	75	28.2	1.3%	599,141	4.4%
2031	59	20.3	1.0%	485,614	3.6%
2032	71	17.1	0.8%	532,074	3.9%
2033	71	19.5	0.9%	1,112,366	8.2%
Thereafter	91	21.5	1.0%	1,760,208	13.0%
Total	1,321	$370.1	17.5%	10,906,735	80.4%
(1)Includes base rent from wholly-owned properties and properties held through joint ventures.
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
The following table details the leasing activity during the year ended December 31, 2023.

Leasing Activity (sq. ft.)
Vacant space beginning of year	6,328,779
Vacant space acquired during the year	152,364
Vacant space disposed of during the year	(226,897)
Vacant space placed into service during the year	(8,133,529)
Expiring leases during the year	7,378,305
Vacant space end of year	5,499,022
Average remaining lease term*	55 months
*Includes office, industrial and retail properties.
Based on leases in place at December 31, 2023, leases representing approximately 10.9% of net rentable area are scheduled to expire throughout 2024. Upon lease expirations, current prevailing market rent estimates will be applied to the respective space based on market-oriented rollover assumptions.
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
The following table contains detailed information regarding the apartment complexes in the Account’s portfolio as of December 31, 2023.

Property	Location	Number Of Units	Average Unit Size (Sq. Ft.)
The Ashton	Washington, D.C.	49	1,639
The Residences at the Village of Merrick Park	Coral Gables, FL	120	1,231
Glen Lake	Atlanta, GA	270	1,199
The Legacy at Westwood	Los Angeles, CA	187	1,181
Houston Apartment Portfolio(1)	Houston, TX	877	1,158
Birkdale Village	Huntersville, NC	320	1,147
Casa Palma	Coconut Creek, FL	350	1,123
Orchards	Marlborough, MA	156	1,121
Hudson Woodstock	Woodstock, GA	498	1,110
Ascent at Windward	Alpharetta, GA	328	1,075
Sole at Brandon	Riverview, FL	366	1,060
The Palatine	Arlington, VA	262	1,055
Ashford Meadows Apartments	Herndon, VA	440	1,050
Simpson Housing Portfolio(1)	Various, U.S.A.	3,827	1,005
Larkspur Courts	Larkspur, CA	248	1,001
Sun SYNC Venture(1)	Various, U.S.A.	1,282	997
5 West	Tampa, FL	318	978
The Manor Apartments	Plantation, FL	197	977
Cherry Knoll	Germantown, MD	300	968
The Manor at Flagler Village	Fort Lauderdale, FL	382	964
Lofts at SoDo	Orlando, FL	308	961
Stella	Marina Del Rey, CA	245	958

Property	Location	Number Of Units	Average Unit Size (Sq. Ft.)
Cliffs at Barton Creek	Austin, TX	210	952
Westcreek	Westlake Village, CA	126	951
803 Corday	Naperville, IL	440	937
Carrington Park	Plano, TX	364	936
Henley at Kingstowne	Alexandria, VA	358	930
The Maroneal	Houston, TX	308	929
District at La Frontera	Austin, TX	512	920
AmpliFi	Fullerton, CA	290	901
Boca Arbor Club	Boca Raton, FL	304	896
Centric Gateway	Charlotte, NC	297	890
Creekside Alta Loma	Rancho Cucamonga, CA	290	887
Regents Court	San Diego, CA	251	886
Allure at Camarillo	Camarillo, CA	165	880
Lakepointe at Jacaranda	Plantation, FL	246	880
Holly Street Village	Pasadena, CA	374	879
The Colorado	New York, NY	175	877
Churchill on the Park	Dallas, TX	448	868
Avana	San Clemente, CA	250	841
Mass Court	Washington, DC	371	836
Fusion 1560	St. Petersburg, FL	325	834
Park Creek Apartments	Fort Worth, TX	300	833
Sole at City Center	West Palm Beach, FL	317	822
Terra House	San Jose, CA	348	814
Biltmore at Midtown	Atlanta, GA	276	765
Circa Green Lake	Seattle, WA	199	765
MiMA	New York, NY	500	739
12 South	Nashville, TN	90	712
Union - South Lake Union	Seattle, WA	284	695
The Cordelia	Portland, OR	135	667
Prescott Wallingford Apartments	Seattle, WA	154	665
The Louis at 14th	Washington, DC	273	664
THP Student Housing Portfolio(1)(2)	Various, U.S.A.	4,648	491
The Knoll(2)	Minneapolis, MN	226	459
Greene Crossing(2)	Columbia, SC	727	370
Orion on Orpington(2)	Orlando, FL	624	324
The Bridges(2)	Minneapolis, MN	360	277

(1)Represents a portfolio containing multiple properties.
(2)Investments are student housing assets. Units are rented per bedroom, and multiple bedrooms can exist in one apartment. Average rent per month in the table above is reflective of average rent per bedroom.
Other Real Estate Investments
In addition to the Account's commercial and residential real estate investments, the Account has other real estate investments comprised of five storage portfolios, a hotel and land developments. The storage portfolios are held through joint ventures with an established operator in the self-storage industry. The storage portfolios are diversified throughout the United States, with exposure present in more than fifty U.S. metropolitan areas. The hotel, located in Dallas, TX, is located within the Lincoln Centre campus, which is also the location of an office property held by the

Account. The Account has nine parcels of land currently under development in five U.S. metropolitan areas and two developable land parcels located in Dublin, Ireland and Cambridge, United Kingdom.
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
As of December 31, 2023, management of the Account does not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material effect on the Account’s business, financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S SECURITIES, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information. There is no established public trading market for securities issued by the Account. Accumulation units in the Account are sold to eligible contract owners at the Account’s current accumulation unit value, which is based on the value of the Account’s then current net assets, and are redeemable in accordance with the terms of the contract owner’s annuity contract. For the period from January 1, 2023 to December 31, 2023, the high and low accumulation unit values for the Account were $557.068 and $481.060, respectively. For the period January 1, 2022 to December 31, 2022, the high and low accumulation unit values for the Account were $577.620 and $514.849, respectively.
Holders. The approximate number of Account contract owners at December 31, 2023 was 1,029,205.
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
2023 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
Economic Overview and Outlook
Key Macro Economic Indicators*

	Actuals				Forecast
	1Q 2023	2Q 2023	3Q 2023	4Q 2023	2024	2025
Economy(1)
Gross Domestic Product ("GDP")	2.2%	2.1%	4.9%	3.3%	1.5%	1.8%
Employment Growth (Thousands)(2)	312	201	221	227	72	50
Unemployment Rate	3.5%	3.6%	3.8%	3.7%	4.1%	4.0%
Interest Rates(3)
10 Year Treasury	3.50%	3.80%	4.60%	3.90%	4.10%	4.00%
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
Global economic growth remained muted in the fourth quarter of 2023, as Western developed economies continue to digest the impact of elevated interest rates and the ongoing conflict between Russia and Ukraine. Inflation has retreated in most developed Western economies, and policymakers in these countries have begun to shift away from tightening monetary policy to combat price increases; however, most major economies lost economic momentum at the end of 2023, and recession risks remain for the global economy.
The U.S. economy slowed at the end of the year but has remained more resilient than other Western economies in recent quarters. Economic growth slowed to a 3.3% annualized pace in the fourth quarter of 2023, down from the robust 4.9% pace in the previous quarter. U.S. GDP finished the year with 3.1% growth, noticeably higher than 2022’s growth of 0.6%. U.S. job growth held steady in the fourth quarter with an average of 227,000 jobs added per month, and unemployment improved slightly to 3.7%. These solid labor market conditions helped propel healthy wage and income growth for workers. As a result, consumer spending continued to perform well at the end of 2023, helping to offset softness in other areas of the economy. Looking forward, the economy is likely to slow further in 2024 and recession risks remain elevated as the economy contends with the delayed effects of aggressive monetary policy in 2022 and early 2023. Still, the U.S. economy has held up better than expected throughout 2023 and may avoid a recession altogether.
This gradual moderation of growth in the U.S. economy helped ease inflationary pressures at the end of the year. Inflation as measured by the Consumer Price Index registered 3.4% in December, down over 300 basis points from the start of the year. As a result, the U.S. Federal Reserve held the federal funds target range steady at 5.25%-5.50% throughout the fourth quarter. Moreover, the Federal Reserve indicated that they believe no further interest rate increases will be necessary to bring inflation to their target range around 2% and would likely be able to begin cutting interest rates in 2024.
There is still some uncertainty around when in 2024 the Federal Reserve will begin lowering rates, but the shift away from tightening represents a meaningful change in policy stance since it began tightening monetary policy in early 2022. Yields on 10-year Treasury bonds responded quickly to this shift and fell 110 basis points after peaking in late October, finishing the year where they began at 3.88%. Lending standards remain generally tight among financial institutions, but conditions should improve in 2024 as the Federal Reserve begins to loosen monetary policy.

Other developed Western economies experienced a similar combination of slowing growth and falling inflation during the fourth quarter. Output and sales data on European manufacturing and exports remained weak at the end of 2023, and business survey data suggests the Eurozone likely contracted again in the fourth quarter. Recessionary conditions in the region have helped push inflation in the Eurozone below 3% in the fourth quarter, finishing the year at 2.9%. As a result, European policymakers have also signaled that they are likely finished with interest rate hikes in this current cycle and are beginning to pivot towards rate cuts in 2024.
Inflation has not been a significant issue in Asia over the last 18 months. Instead, the region continues to contend with sluggish economic activity in China. China’s economy struggled to reaccelerate following the reopening of the economy after COVID-19 related lockdowns. Policymakers in China provided both monetary and fiscal stimulus for the Chinese economy in the fourth quarter, which helped growth in China finish the year in line with government targets at 5.2%. China still faces several structural headwinds from slowing population growth to debt overhangs in both public and private markets, and growth is likely to remain challenged in upcoming quarters.
Real Estate Market Conditions and Outlook
While long-term U.S. interest rates ended the year essentially where they began, there was significant volatility throughout 2023. Yields on 10-year Treasury notes dipped as low as 3.30% in early April before surging near 5% in late October. This volatility in long-term rates introduced a significant amount of uncertainty in commercial real estate pricing. The combination of pricing uncertainty, tighter lending standards, and concerns about the outlook for the broader macroeconomy slowed real estate transactions throughout 2023. According to preliminary results from Real Capital Analytics, sales of commercial properties in the U.S. fell to $75.1 billion in the fourth quarter of 2023. For the year, sales volume fell to $348.6 billion, down 52.6% from 2022 and lowest sales volume in 11 years. The Federal Reserve’s shift in monetary policy should reduce some of the volatility in long-term yields, particularly if the U.S. avoids a recession. This, in turn, should bring some stability to pricing in most sectors and lead to increased transaction activity. Fundamentals remain solid in target areas like industrial, alternatives, and pockets of retail and housing, which benefit from high occupancy rates and healthy net operating income growth.
The Account returned -4.88% in the fourth quarter of 2023 and -13.62% since December 31, 2022. As a result of interest rate increases and decreased commercial property transactions, many property values have declined. The fourth quarter net return was negative for the fifth consecutive quarter and reflects the impact of these broader economic conditions on various property valuations. While the Account's properties have experienced valuation declines, property fundamentals remain strong and the properties within the Account are well positioned. The Account remains focused on transitioning the portfolio to adapt to changing macro-economic trends by increasing its exposure to sectors with stronger growth prospects and lower capital requirements. Over the last year, the Account has been less active from a transaction standpoint due to the ongoing market volatility and current liquidity constraints, and the Account will closely monitor conditions for the most prudent timing for potential dispositions and acquisitions of commercial properties.
Data for the Account’s top five markets in terms of market value as of December 31, 2023 are provided below. The five markets presented below represent 41.5% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 92.5% leased.

Top 5 Metro Areas by Fair Value	Account % Leased	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio*	Metro Area Fair Value as a % of Total Investments*
Riverside-San Bernardino-Ontario, CA	99.8%	7	9.8%	8.8%
Los Angeles-Long Beach-Anaheim, CA	89.9%	22	9.1%	8.1%
Washington-Arlington-Alexandria, DC-VA-MD-WV	89.8%	18	9.0%	8.1%
Miami-Fort Lauderdale-West Palm Beach, FL	96.1%	14	7.5%	6.7%
Dallas-Fort Worth-Arlington, TX	93.8%	11	6.1%	5.4%
*Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

Office
Traditional office sector fundamentals continue to deteriorate as tenants look to “right size” their corporate real estate as leases signed prior to the pandemic expire. With hybrid schedules being the new normal, many tenants are actively taking advantage of this trend by reducing their office footprints. Despite broader sector headwinds, the highest-quality assets are taking market share as many tenants are using the cost savings from reduced space needs to upgrade the quality of their space. The modest shift back to employers has empowered many to put increased pressure on staff to return to in-office work. Alternatives in the office sector like medical and life sciences offices have far more favorable demand drivers underpinned by a rapidly aging population across the developed world. Oversupply in the largest lab markets combined with normalizing demand will lead to weaker fundamentals in the short term, but secular tailwinds remain favorable in the medium to long term. Medical office is historically resilient through cycles and demographic tailwinds remain strong as aging population continues to drive increased demand. Supply remains in check and occupancy rates are near peak levels in many markets.
Vacancy nationwide increased slightly from 13.3% in the third quarter of 2023 to 13.5% in the fourth quarter, as reported by CoStar. Asking rent growth has remained modestly positive overall, growing by 1.0% year-over-year as of the fourth quarter according to CoStar but this masks the wide divergence by market with several Sunbelt markets achieving rent growth exceeding 4%, while most Gateway and tech-oriented markets have recorded flat to negative rent growth. Additionally, leasing concessions remain historically elevated, putting additional pressure on effective rents. Despite the negative momentum for the office market overall, higher quality, newer office assets have maintained demand. Construction starts have dropped precipitously due to both a challenging lending environment and the sector generally being out of favor. An expected shortage in new office inventory over the mid-term should be beneficial to existing Class A assets, as tenants will have somewhat limited options for newer space. The vacancy rate of the Account’s office portfolio decreased to 14.7% in the fourth quarter of 2023, as compared to 15.6% in the prior quarter. The vacancy rate in the New York metro area is driven by two properties currently undergoing redevelopment to increase the long term value of the properties. The vacancy rate in the New York metro will remain elevated over the near term as legacy tenants fully vacate the properties and redevelopment efforts continue. Vacancy in the Boston metro area is primarily driven by lease expirations of large tenants. The depth of large tenants in the market is thin which is causing difficulty in releasing the space.

			Account Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	December 31, 2023	September 30, 2023	December 31, 2023	September 30, 2023
Account / Nation			14.7%	15.6%	13.5%	13.3%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$1,025.6	3.8%	15.8%	19.3%	16.4%	16.2%
Boston-Cambridge-Newton, MA-NH	829.0	3.1%	17.2%	17.7%	11.1%	11.0%
New York-Newark-Jersey City, NY-NJ-PA	589.0	2.2%	21.3%	20.9%	13.7%	13.5%
San Diego-Carlsbad, CA	573.0	2.1%	1.5%	3.1%	10.9%	11.1%
Miami-Fort Lauderdale-West Palm Beach, FL	493.6	1.8%	3.0%	5.1%	9.1%	9.2%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account’s vacancy is defined as the percentage of unleased square footage.

Industrial
The industrial sector continues to work through short-term headwinds, as weaker economic conditions in manufacturing, trade, and housing construction affected demand for industrial space throughout 2023. In addition, supply growth continued at an elevated pace during the year leading to rising vacancy rates in most key industrial markets. Vacancy in the sector is still low by historical standards despite the recent increase and vacancy rates in most markets remain well below long-term averages, but the wave of new supply is likely to weigh on rent growth momentum in the near term. The pace of new construction starts has slowed dramatically in recent quarters however, so the risk from oncoming supply should begin to wane by the end of 2024. Long-term dynamics are still favorable for industrial demand, so the sector is still well-positioned for strong performance in the coming year.
The national industrial availability was 5.7% in the fourth quarter of 2023, as reported by CoStar. The average vacancy rate of the industrial properties held by the Account increased from 2.7% in the third quarter of 2023 to 4.1% in the fourth quarter of 2023, primarily due to the expiring lease of a large tenant that chose not to renew. The Los Angeles metro area vacancy increase is also due to expiring leases at two properties.

			Account Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	December 31, 2023	September 30, 2023	December 31, 2023	September 30, 2023
Account / Nation			4.1%	2.7%	5.7%	5.1%
Riverside-San Bernardino-Ontario, CA	$2,250.8	8.4%	—%	—%	5.5%	4.6%
Los Angeles-Long Beach-Anaheim, CA	693.9	2.6%	7.7%	6.5%	4.3%	3.9%
Dallas-Fort Worth-Arlington, TX	631.0	2.4%	1.7%	1.7%	8.5%	7.7%
Seattle-Tacoma-Bellevue, WA	557.8	2.1%	—%	—%	6.3%	5.6%
Miami-Fort Lauderdale-West Palm Beach, FL	521.1	2.0%	—%	—%	3.2%	2.4%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account’s vacancy is defined as the percentage of unleased square footage.
Multi-Family
The national apartment vacancy rate increased from 5.6% in the third quarter of 2023 to 5.9% in the fourth quarter of 2023, as reported by RealPage. The multifamily sector is experiencing a steady pace of demand but not enough to keep up with new deliveries. Near-term demand is likely to trail new supply that is set to peak in mid-2024. Supply growth is highest across Sunbelt markets, which continue to experience the strongest in-migration. New starts are slowing dramatically, which means much less supply by the second half of 2025 and into 2026. As mortgage rates have climbed, many potential buyers are either being priced out of the market or waiting for a more affordable time to buy. The vacancy rate of the Account’s apartment properties decreased to 5.5% in the fourth quarter of 2023, as compared to 6.0% in the prior quarter, driven by a large increase in occupancy at a student housing property.

			Account Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	December 31, 2023	September 30, 2023	December 31, 2023	September 30, 2023
Account / Nation			5.5%	6.0%	5.9%	5.6%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$772.2	2.9%	6.7%	6.7%	5.3%	5.1%
Los Angeles-Long Beach-Anaheim, CA	753.7	2.8%	5.1%	5.6%	4.7%	4.4%
Miami-Fort Lauderdale-West Palm Beach, FL	701.8	2.6%	5.2%	5.5%	5.1%	5.1%
Atlanta-Sandy Springs-Roswell, GA	387.3	1.4%	5.3%	6.1%	7.8%	7.6%
New York-Newark-Jersey City, NY-NJ-PA	301.5	1.1%	6.5%	7.2%	3.4%	3.0%
*Source: RealPage. Market vacancy is the percentage of units vacant. The Account’s vacancy is defined as the percentage of unleased square footage.
Retail
National vacancy rates remained low in the fourth quarter of 2023, holding steady at 4.1% from third quarter through the fourth quarter of 2023. Consumer spending has been surprisingly strong in recent quarters, which has helped performance in the retail sector. Consumer conditions are likely to weaken in 2024 as job growth slows, but neighborhood, community, and strip mall centers (particularly grocery-anchored) have been resilient in the cyclical movements in the broader economy historically. Fundamentals in this area of retail will remain strong, with demand outpacing limited supply growth in the near term and vacancy remaining low. In addition, while other core property types have undergone meaningful pricing adjustments in 2022 and 2023, retail values already went through a period of adjustment in 2020 and 2021 and have been less sensitive to recent changes in the interest rate environment. As a result, continued positive relative value is expected in select retail investments in 2024.
The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers, which tend to have higher vacancy rates than the overall national retail market. The Account has over 1,100 retailers across its portfolio, with its largest retail exposure comprising less than 5.0% of total retail rentable area. The retail portfolio is managed to minimize significant exposure to any single retailer. The Account’s retail vacancy increased to 8.8% in the fourth quarter, up from 8.0% in the third quarter, driven by Spirit Halloween vacating their temporary leases at two retail properties in November.

			Account Vacancy		Market Vacancy*
	Total by Retail Type ($M)	% of Total Investments	December 31, 2023	September 30, 2023	December 31, 2023	September 30, 2023
National Retail			8.8%	8.0%	4.1%	4.1%
Neighborhood, Community & Strip**	$1,245.9	4.7%	8.7%	8.9%	8.5%	9.0%
Lifestyle & Mall	1,229.5	4.6%	8.4%	7.1%	5.6%	5.7%
Power Center**	430.8	1.6%	10.5%	10.0%	4.2%	4.2%
*Source: CoStar. Market vacancy is the percentage of space available for rent. The Account’s vacancy is defined as the percentage of unleased square footage
**The Power Center designation is reserved for properties with three or more anchor units. Anchor units are leased to large retailers such as department stores, home improvement stores, and warehouse clubs. Properties with the Neighborhood, Community and Strip designation consist of two or less anchor units.
Hotel
Despite inflation and the rising costs of travel, the U.S. hotel industry had strong occupancy in 2023 due primarily to the continued improvement in business travel and other group travel, further bolstered by leisure travel during the summer months, but it began to taper off through the end of the year. Economic headwinds and geopolitical tensions, as well as traveler behavior changes are expected to continue to drive declines in occupancy in 2024.
The Account's exposure to the hospitality sector is limited to one hotel in the Dallas metro area. The hotel is located in a business park and caters largely to business travelers. Key metrics to track hotel performance include occupancy, the average daily rate (“ADR”) and revenue per available room (“RevPAR”). For the quarter ended December 31, 2023, occupancy of the property decreased to 50.2%, as compared to 60.0% in the previous quarter. ADR and RevPAR were $147.53 and $125.59, respectively, for the fourth quarter of 2023, as compared to $128.15 and $108.72, respectively, in the prior quarter.
INVESTMENTS
As of December 31, 2023, the Account had total net assets of $23.6 billion, a 20.4% decrease from December 31, 2022.
As of December 31, 2023, the Account held 89.5% of its total investments in real estate and real estate joint ventures. The Account also held investments in loans receivable, including those with related parties, representing 4.4% of total investments, U.S. government agency notes representing 0.1% of total investments, real estate funds representing 3.0% of total investments, a real estate operating business representing 2.6% of total investments and U.S. treasury securities representing 0.4% of total investments.
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of December 31, 2023 was $1.6 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $2.8 billion, which is netted against the underlying properties when determining the joint venture investments fair value presented on the Consolidated Schedules of Investments. Total outstanding principal on the Account’s portfolio as of December 31, 2023, inclusive of loans payable within the joint venture investments, $330.6 million in loans collateralized by a loan receivable, $463.0 million outstanding on the line of credit and $900.0 million in senior notes payable, was $6.1 billion, which represented a loan-to-value ratio of 20.4%.
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
The following charts reflect the diversification of the Account's real estate assets by region and property type and the Account's ten largest investments based on fair value at December 31, 2023.

Diversification by Fair Value(1)
	West(2)	South(3)	East(4)	Midwest(5)	Foreign(6)	Total
Industrial	17.4%	8.5%	2.7%	1.9%	—%	30.5%
Apartments	8.1%	11.0%	7.3%	1.0%	—%	27.4%
Office	6.7%	5.6%	10.8%	0.2%	—%	23.3%
Retail	3.6%	5.0%	2.9%	0.7%	—%	12.2%
Other(7)	2.3%	2.3%	1.7%	0.2%	0.1%	6.6%
Total	38.1%	32.4%	25.4%	4.0%	0.1%	100.0%
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
(6)Represents developable land investments located outside of the United States.
(7)Represents interests in Storage Portfolio investments, a hotel investment and land.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	$1,089.0	$—	$1,089.0	4.1%	3.7%
Simpson Housing Portfolio	80%	Various	U.S.A	Apartment	1,042.2	378.2	664.0	3.9%	3.5%
Fashion Show	50%	Las Vegas	NV	Retail	825.9	417.5	408.4	3.1%	2.8%
The Florida Mall	50%	Orlando	FL	Retail	591.5	298.6	292.9	2.2%	2.0%
Storage Portfolio II	90%	Various	U.S.A	Storage	584.1	158.9	425.2	2.2%	2.0%
1001 Pennsylvania Avenue	100%	Washington	DC	Office	545.2	—	545.2	2.0%	1.9%
701 Brickell Avenue	100%	Miami	FL	Office	493.6	161.1	332.5	1.9%	1.7%
Great West Industrial Portfolio	100%	Rancho Cucamonga	CA	Industrial	474.6	—	474.6	1.8%	1.6%
Dallas Industrial Portfolio	100%	Dallas	TX	Industrial	427.0	—	427.0	1.6%	1.4%
Lincoln Centre	100%	Dallas	TX	Office	419.9	—	419.9	1.6%	1.4%
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

Property Investments and Mortgage Debt Acquired in 2023 (millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Purchase Price(1)	Mortgage Debt
Wholly-Owned
Ashford Meadows(3)	100%	Multi-family	Herdon	VA	$—	$64.6
803 Corday(3)	100%	Multi-family	Naperville	IL	—	62.2
Churchill on the Park(3)	100%	Multi-family	Dallas	TX	—	40.5
Carrington Park(3)	100%	Multi-family	Plano	TX	—	43.8
Sixth and Main(4)	100%	Office	Portland	OR	27.5	—

Total Wholly-Owned					$27.5	$211.1
Joint Ventures
Storage Portfolio V - Self Storage North East (EXR # 2065)(5)	90%	Storage	Tyngsborough	MA	$2.0	$—
Present Made - Eddington	95%	Land	Foreign	NA	44.6	43.7

Total Joint Ventures					$46.6	$43.7
Total Properties Acquired					$74.1	$254.8

Property Investments Sold and Mortgage Debt Paid-off in 2023 (millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Sales Price(2)	Mortgage Loan Payoff
Wholly-Owned
1001 Pennsylvania Ave	100.00%	Office	Washington	DC	$—	$298.2
Lofts at Sodo	100.00%	Multi-family	Orlando	FL	—	35.1
Biltmore Midtown	100.00%	Multi-family	Atlanta	GA	—	36.4
Cherry Knoll	100.00%	Multi-family	Germantown	MD	—	35.3
Pacific City	100.00%	Retail	Huntington Beach	CA	—	105.0
	100.00%
Total Wholly-Owned					$—	$510.0
Joint Ventures
I-35 Logistics Center	95.00%	Industrial	Fort Worth	TX	$55.4	$—
9625 Towne Centre	49.90%	Office	San Diego	CA	80.1	—
Valencia Town Center	50.00%	Retail	Santa Clarita	CA	104.9	97.5
Aspen Heights	97.00%	Multi-family	Austin	TX	—	40.0
Fourth and Madison(6)	51.00%	Office	Seattle	WA	—	136.8
Total Joint Ventures					$240.4	$274.3
Total Properties Sold					$240.4	$784.3
(1)The net purchase price represents the purchase price less closing costs, at the Account's share.
(2)The net sales price represents the the sale price less selling expenses, at the Account's share .
(3)These loans are part of a cross-collateralized credit facility.
(4)The Account gained possession of the property through a deed-in-lieu of foreclosure agreement. The net purchase price is reflective of the value of the property at the time of possession rather than the purchase price.
(5)The Account's Storage Portfolio V - Northeast joint venture investment, in which the Account holds a 90% interest, purchased a storage property located in Tyngsborough, MA.
(6)The Account's Fourth and Madison joint venture investment, in which the Account holds a 51% interest, agreed to relinquish the property to the lender through a deed-in-lieu of foreclosure agreement to satisfy the outstanding debt balance.
Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Net Investment Income
The following table shows the results of operations for the years ended December 31, 2023 and 2022 and the dollar and percentage changes for those periods (millions).

	Years Ended December 31,		Change
	2023	2022	$	%
INVESTMENT INCOME
Real estate income, net
Rental income	$1,368.9	$1,251.7	$117.2	9.4%
Real estate property level expenses:
Operating expenses	334.4	293.2	41.2	14.1%
Real estate taxes	215.0	203.7	11.3	5.5%
Interest expense	94.8	85.0	9.8	11.5%
Total real estate property level expenses	644.2	581.9	62.3	10.7%
Real estate income, net	724.7	669.8	54.9	8.2%
Income from real estate joint ventures	209.2	194.2	15.0	7.7%
Income from real estate funds	24.9	30.3	(5.4)	(17.8)%
Interest income	143.6	116.7	26.9	23.1%
Other income	—	4.5	(4.5)	N/M
TOTAL INVESTMENT INCOME	1,102.4	1,015.5	86.9	8.6%
Expenses
Investment management charges	83.2	86.3	(3.1)	(3.6)%
Administrative charges	75.4	43.2	32.2	74.5%
Distribution charges	11.8	23.3	(11.5)	(49.4)%
Mortality and expense risk charges	—	0.5	(0.5)	N/M
Liquidity guarantee charges	73.9	89.2	(15.3)	(17.2)%
Interest expense	67.1	27.4	39.7	N/M
TOTAL EXPENSES	311.4	269.9	41.5	15.4%
INVESTMENT INCOME, NET	$791.0	$745.6	$45.4	6.1%
The table below illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the entirety of each respective year, "same property," as compared to the comparative increases or decreases associated with the acquisition and disposition of properties throughout each respective year.

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2023	2022	$	%	2023	2022	$	%	2023	2022	$	%
Same Property	$1,309.1	$1,188.2	$120.9	10.2%	$321.7	$274.1	$47.6	17.4%	$207.7	$192.8	$14.9	7.7%
Properties Acquired	21.9	3.7	18.2	N/M	4.0	—	4.0	N/M	2.6	1.5	1.1	73.3%
Properties Sold	37.9	59.8	(21.9)	(36.6)%	8.7	19.1	(10.4)	(54.5)%	4.7	9.4	(4.7)	(50.0)%
Impact of Properties Acquired/Sold	59.8	63.5	(3.7)	(5.8)%	12.7	19.1	(6.4)	(33.5)%	7.3	10.9	(3.6)	(33.0)%
Total Property Portfolio	$1,368.9	$1,251.7	$117.2	9.4%	$334.4	$293.2	$41.2	14.1%	$215.0	$203.7	$11.3	5.5%
N/M—Not meaningful
Rental Income:
Rental income increased $117.2 million, or 9.4%, from prior year reflecting increases across all sectors. The industrial, apartment and office sectors saw rising market rents, driven by increased demand, higher office and apartment occupancy, as well as decreases in rent concessions and bad debt expenses. The retail sector also experienced increases due to decreases in bad debt expenses. The Account's hotel property saw a rise in income from higher occupancy and increased convention activity.
Operating Expenses:
Operating expenses increased $41.2 million, or 14.1%, primarily attributed to a rise in repairs and maintenance costs, insurance premiums, utility costs and payroll expense due to market and economic conditions, primarily amongst the apartment and industrial properties. The Account's hotel property also saw a large increase in operating expenses as occupancy increased due to banquets and corporate functions throughout the year.
Real Estate Taxes:
Real estate taxes increased $11.3 million, or 5.5%, driven by rising property tax assessments in the industrial sector, and additional taxes on segregated land units within the apartment sector across the Account's portfolio.
Interest Expense:
Interest expense on mortgage loans increased $9.8 million, or 11.5%, primarily due to a higher average interest rates, as compared to the same period in 2022.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures increased $15.0 million, or 7.7%, which is primarily attributed to the office sector, driven by an increase in income from one of the Account's medical office building portfolio joint venture investments.
Income from Real Estate Funds:
Income from real estate funds decreased $5.4 million, or 17.8%, due to lower dividends received from two of the funds.
Interest income:
Interest income increased $26.9 million in comparison to the prior year, primarily attributable to a rise in the average interest rate on the Account's loans receivable.
Expenses:
Investment management, administrative and distribution costs charged to the Account are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. These expenses increased $17.6 million from the prior year, primarily due to the increase in the administrative charge rate.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and is charged at a fixed rate based on the Account’s net assets. Mortality and expense risk expenses decreased when compared to the previous year due to a reduction in the expense ratio in May 2023. Liquidity guarantee expenses decreased $15.3 million as a result of lower average nets assets and a lower expense ratio during the period.
Interest expense on the Account's credit facility and other unsecured debt increased $39.7 million when compared to prior year, due to a higher average outstanding principal balance on the Account's credit facility and senior notes payable.
Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized (losses) gains on investments and debt for the years ended December 31, 2023 and 2022 and the dollar and percentage changes for those periods (millions).

	Years Ended December 31,		Change
	2023	2022	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments:
Real estate properties	$29.9	$(93.8)	$123.7	N/M
Real estate joint ventures	(279.6)	316.2	(595.8)	N/M
Real estate funds	21.0	15.4	5.6	N/M
Foreign currency exchange on forward contracts	(2.7)	—	(2.7)	N/M
Marketable securities	(35.7)	(2.8)	(32.9)	N/M
Loans receivable	(70.0)	—	(70.0)	N/M
Total realized (loss) gain on investments	(337.1)	235.0	(572.1)	N/M
Net change in unrealized gain (loss) on:
Real estate properties	(2,782.5)	1,380.1	(4,162.6)	N/M
Real estate joint ventures	(1,067.0)	(232.3)	(834.7)	N/M
Real estate funds	(134.2)	(12.9)	(121.3)	N/M
Real estate operating business	8.2	212.2	(204.0)	N/M
Foreign currency exchange on forward contracts	2.3	(2.3)	4.6	N/M
Marketable securities	46.9	(37.7)	84.6	N/M
Loans receivable	(274.0)	(115.7)	(158.3)	N/M
Loans receivable with related parties	(0.7)	—	(0.7)	N/M
Loans payable	(38.8)	116.9	(155.7)	N/M
Other unsecured debt	(28.5)	46.9	(75.4)	N/M
Net change in unrealized (loss) gain on investments and debt	(4,268.3)	1,355.2	(5,623.5)	N/M
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND DEBT	$(4,605.4)	$1,590.2	$(6,195.6)	N/M
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized losses of $2.7 billion during 2023, compared to net gains of $1.3 billion during 2022. While the Account saw depreciation across all core real estate sectors during the year, the significant unrealized losses primarily emanated from industrial properties in the Western region due to slowing demand, along with office properties in the East and South regions, due to declining average rents, attributed to the prevailing economic conditions.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized losses of $1.3 billion in 2023, compared to $83.9 million of net gains during 2022. Unrealized losses were primarily driven by the Account's joint venture investments in the office, retail and apartment sectors due to increases in discount and capitalization rates, as well as other market factors.
Real Estate Funds:
Real estate funds incurred net realized and unrealized losses of $113.2 million in 2023, compared to $2.5 million in net realized and unrealized gains during 2022. The losses in the current period can be attributed to elevated capitalization rates, resulting in adverse valuation that have impacted five of the Account's funds.
Real Estate Operating Business:
The Account's real estate operating business experienced unrealized gains of $8.2 million during 2023 compared to $212.2 million during 2022. Unrealized gains in 2023 were primarily attributed to favorable valuations and positive cash flows experienced throughout the year, while in 2022, the unrealized gains were the result of recapitalization of the operating business.

Foreign Currency Exchange on Forward Contracts:
The Account's foreign currency exchange on forward contracts experienced net realized and unrealized losses of $0.4 million during 2023 compared to $2.3 million of unrealized losses during 2022. Net losses in both periods were primarily attributed to unfavorable foreign currency exchange rates throughout the year and at the time of settlement.
Marketable Securities:
The Account’s marketable securities experienced net realized and unrealized gains of $11.2 million for the year ended December 31, 2023, compared to net realized and unrealized losses of $40.5 million for 2022. The current period gains can be attributed to favorable market conditions and effective investment strategies during the year.
Loans Receivable, including those with related parties:
Loans receivable, including loans receivable with related parties, experienced net realized and unrealized losses of $344.7 million in 2023 compared to net realized and unrealized losses of $115.7 million in 2022. The current period losses are primarily attributable to unfavorable valuations of loans that are in or approaching default on the loan terms.
Loans Payable:
Loans payable experienced unrealized losses of $38.8 million during 2023, compared to unrealized gains of $116.9 million during 2022. The unrealized losses in 2023 were attributable to changes in credit spreads and fluctuations in the risk-free yield curve.
Other Unsecured Debt:
Other unsecured debt experienced unrealized loss of $28.5 million in 2023, compared to unrealized gains of $46.9 million in 2022, attributable to changes in the risk-free yield curve.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
A discussion of the results of operations for the year ended December 31, 2022 is found in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 9, 2023, which is available free of charge on the SEC’s website at www.sec.gov.
Liquidity and Capital Resources
As of December 31, 2023 and 2022, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $0.2 billion and $2.1 billion, respectively (0.9% and 7.1% of the Account’s net assets at such dates, respectively). The decrease in liquid assets during the year was largely attributable to higher contract owner withdrawals driven by unfavorable market trends in the U.S. commercial real estate market, with elevated interest rates negatively impacting property values. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and contract owner redemption requests (i.e., contract owner transfers, withdrawals or benefit payments). In addition, the Account is able to meet its short-term and long-term liquidity needs through cash provided by operating activities, the available capacity on its credit facility and the liquidity guarantee provided by TIAA as described below.
Liquidity Guarantee
The liquidity guarantee ensures that the account will be able to meet its cash requirements with respect to redeeming accumulation unit contract owners, both in the short- and long-term. In accordance with the liquidity guarantee obligation, TIAA guarantees that all contract owners in the Account may redeem their accumulation units at their accumulation unit value next determined after their transfer or cash withdrawal request is received in good order. The Account pays TIAA a fee for the risks associated with providing the liquidity guarantee through a daily deduction from the Account’s net assets.
As a result of continued significant net contract owner outflows, pursuant to TIAA's liquidity guarantee obligation, the TIAA General Account purchased 1.2 million accumulation units this year, totaling $617.6 million, bringing TIAA's ownership to approximately 2.57% of the outstanding accumulation units of the Account as of December

31, 2023. The independent fiduciary, which has the right to adjust the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”), has established the trigger point at 45% of the outstanding accumulation units.
TIAA’s obligation to provide Account contract owners liquidity through purchases of liquidity units is not subject to an express regulatory or contractual limitation, except as described in the following paragraphs.
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
Net Investment Income
Net investment income continues to be an additional source of liquidity for the Account. Net investment income was $791.0 million for the year ended December 31, 2023 as compared to $745.6 million in the prior year. Total net investment income increased slightly as described more fully in the Results of Operations section.
Leverage
As of December 31, 2023, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments, senior notes payable and any loans outstanding on the Account's Credit Agreement) to total gross asset value (i.e., a “loan-to-value ratio”) was 20.4%. The Account intends to maintain its loan-to-value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s net equity interest in joint ventures), with no reduction associated with any indebtedness on such assets.

The Account's credit facility, which is a $1.4 billion unsecured line of credit, is used to facilitate near-term investment objectives, as further described in Note 10—Credit Facility. As of December 31, 2023, the Account had $463.0 million outstanding on the line of credit. The Account intends to exercise its first of three options to extend the facility's September 24, 2024 termination date for an additional twelve months, subject to customary representations, warranties and closing conditions.
As of December 31, 2023, total principal and interest payments due for mortgages on properties held directly by the account, five collateralized by a loan receivable, senior notes payable are $2.8 billion and $434.8 million, respectively. Principal and interest payments due in the next year for mortgages on properties held directly by the Account are $166.2 million and $61.8 million, respectively. The Account currently has sufficient liquidity in the form of cash and cash equivalents, short-term securities, and available capacity on the Account's line of credit that can be drawn to meet its current mortgage obligations.
In times of high net inflow activity, in particular during times of high net contract owner transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan-to-value ratio.
Material Cash Requirements(1)
The following table sets forth a summary regarding the Account’s known contractual and other material cash obligations, including required interest payments for those items that are interest bearing, as of December 31, 2023 (millions):

	Amounts Due During Years Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Debt Payable:
Principal Payments(2)	$686.1	$786.5	$170.2	$509.7	$356.1	$777.0	$3,285.6
Interest Payments(3)	145.4	99.4	73.6	57.6	39.4	40.4	455.8
Subtotal	$831.5	$885.9	$243.8	$567.3	$395.5	$817.4	$3,741.4
Ground Leases(4)	2.5	2.5	2.6	2.6	2.6	434.2	447.0
Other Commitments(5)	289.3	—	—	—	—	—	289.3
Tenant Improvements(6)	102.8	—	—	—	—	—	102.8
Total Contractual and Material Cash Requirements	$1,226.1	$888.4	$246.4	$569.9	$398.1	$1,251.6	$4,580.5
(1)The material cash requirements do not include payments on debt held in joint ventures, which are the obligation of the individual joint venture entities.
(2)The $463.0 million of outstanding borrowings on the Account's line of credit are reflected as due in 2024 given the credit facility's September 24, 2024 termination date; however, as discussed above, the Account intends to exercise its option to extend the facility's termination date for an additional twelve months.
(3)These amounts represent interest payments due on debt payable based on the stated rates at December 31, 2023.
(4)These amounts represent future minimum annual payments related to ground leases at December 31, 2023.
(5)This includes the Account’s commitment to purchase interests in its real estate funds and remaining funding commitments on loans receivable, which could be called by the partner or borrower at any time.
(6)This amount represents tenant improvements and leasing inducements committed by the Account as of December 31, 2023.

Statements of Cash Flows
The following table sets forth the Account's sources and uses of cash flows for the year ended December 31, 2023 and 2022 (in millions):

	As of December 31,
	2023	2022
Cash flows provided by (used for):
Operating activities	$2,086.8	$514.6
Financing activities	$(2,107.8)	$(443.6)
The following provides information regarding the Account's cash flows from operating and financing activities for the year ended December 31, 2023.
Operating Activities: The Account's operating cash flows are primarily impacted by net investment income and the purchase or sale of investments and debt. Cash provided by operating activities for the year ended December 31, 2023 as compared to the prior year, increased by approximately $1.6 billion, primarily driven by:
•$1.9 billion cash inflow from the sale of marketable securities.
•$202.2 million of distributions received from joint ventures and real estate funds.
•$374.4 million of contributions paid for joint ventures, real estate operating business and real estate funds.
Financing Activities: The Account's financing cash flows are primarily impacted by contract owner transactions, proceeds from debt and repayments of debt. For the year ended December 31, 2023, key drivers were:
•Net contract owner outflows totaled $2.8 billion.
•The TIAA General Account purchased $617.6 million of accumulation units.
•The Account repaid $660.9 million of mortgage loans.
•The Account received $414.9 million of proceeds from new mortgage loans obtained.
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
A summary of the Account's outstanding debt is as follows (in millions):

	December 31, 2023		December 31, 2022
	Principal Balance	% of Total	Principal Balance	% of Total
Secured	$1,922.6	58.5%	$2,168.7	68.4%
Unsecured	1,363.0	41.5%	1,000.0	31.6%
Total	$3,285.6	100.0%	$3,168.7	100.0%
Fixed Rate Debt:
Secured	$1,592.0	48.5%	$1,799.2	56.8%
Unsecured	900.0	27.4%	500.0	15.8%
Fixed Rate Debt	$2,492.0	75.9%	$2,299.2	72.6%
Floating Rate Debt:
Secured	$330.6	10.0%	$369.5	11.6%
Unsecured	463.0	14.1%	500.0	15.8%
Floating Rate Debt	$793.6	24.1%	$869.5	27.4%
Total	$3,285.6	100.0%	$3,168.7	100.0%
Recent Transactions
The following describes property and property-related transactions by the Account during the fourth quarter of 2023. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease.
Real Estate Properties and Joint Ventures
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price (1)
Present Made - Eddington	10/10/2023	95.00%	Land	Eddington, U.K.	$44.6
Sixth and Main(2)	12/20/2023	100.00%	Office	Portland, OR	$27.5
(1)     Represents purchase price net of closing costs.
(2)    During the fourth quarter of 2023, the Account gained possession of the property through a deed-in-lieu of foreclosure agreement. The net purchase price is reflective of the value of the property at the time of possession rather than the purchase price.
Disposal

Property Name	Disposal Date(1)	Ownership Percentage	Sector	Location	Realized Loss on Disposition(2)
Fourth and Madison	12/22/2023	51.00%	Office	Seattle, WA	$(175.5)
(1)    The Account's Fourth and Madison joint venture investment, in which the Account holds a 51% interest, agreed to relinquish the property to the lender through a deed-in-lieu of foreclosure agreement to satisfy the outstanding debt balance.
(2)     Majority of the realized loss has been previously recognized as unrealized losses in the Account's Consolidated Statements of Operations.
Financings
New Debt

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
Present Made	10/10/2023	4.00% + CRR(1)	Land	06/06/2026	$43.7
One Biscayne Tower Senior Loan	11/20/2023	2.45% + SOFR	Office	07/09/2025	$75.0
One Biscayne Tower Mezzanine Loan	11/20/2023	2.45% + SOFR	Office	07/09/2025	$25.0

(1)    Cash Reserve Ratio, a central bank regulation that mandates banks to hold a certain percentage of their deposits as reserves.

Debt payoff

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
Fourth and Madison(1)	12/22/2023	3.75%	Office	07/05/2023	$136.8
San Diego Office Portfolio Senior Loan	11/20/2023	2.45% + SOFR	Office	12/03/2023	$43.6
San Diego Office Portfolio Mezzanine Loan	11/20/2023	2.45% + SOFR	Office	12/03/2023	$14.6
The Stratum Senior Loan	11/20/2023	5.38% + LIBOR	Office	05/09/2024	$30.3
The Stratum Mezzanine Loan	11/20/2023	5.38% + LIBOR	Office	05/09/2024	$10.1
(1)    The Account's Fourth and Madison joint venture investment, in which the Account holds a 51% interest, agreed to relinquish the property to the lender through a deed-in-lieu of foreclosure agreement to satisfy the outstanding debt balance.
Loan Receivable
Payoff

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
Blackstone RioCan Retail Portfolio Sr. Mezzanine	11/13/2023	SOFR + 1.273%	Retail	06/09/2024	$1.8
Sixth and Main Senior Loan(1)	12/20/2023	LIBOR + 1.87%	Office	11/09/2025	$45.5
Sixth and Main Mezzanine Loan(1)	12/20/2023	LIBOR + 1.87%	Office	11/09/2025	$24.5
(1)    During the fourth quarter of 2023, the borrower relinquished the collateral property to the Account through a deed-in-lieu of foreclosure agreement to satisfy the outstanding balance of the loan.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Account’s real estate holdings, including real estate joint ventures, funds, an operating business and loans receivable including those with related parties, which, as of December 31, 2023, represented 99.5% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:
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
As of December 31, 2023, 0.5% of the Account’s total investments were comprised of marketable securities. Marketable securities may include high-quality debt instruments (i.e., government agency notes) and REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements included herewith. As of December 31, 2023, the Account does not invest in derivative financial investments, although it does engage in hedging activity related to foreign currency denominated investments.
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
The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the accompanying consolidated financial statements for the years ended December 31, 2023, 2022 and 2021. The report of the independent registered public accounting firm expresses an independent opinion on the fairness of presentation of the Account’s consolidated financial statements.
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

March 14, 2024	/s/ Colbert Narcisse
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

Jason E. Brown, Audit Committee Chair
Samuel R. Bright, Audit Committee Member
Jeffrey R. Brown, Audit Committee Member
Lisa W. Hess, Audit Committee Member
Maureen O’Hara, Audit Committee Member
La June Montgomery Tabron, Audit Committee Member

March 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees of Teachers Insurance and Annuity Association of America and Participants of TIAA Real Estate Account
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of TIAA Real Estate Account and its subsidiaries (the “Account”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Account as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
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
Valuation of Real Estate Properties and Real Estate Joint Ventures
As described in Notes 1 and 5 to the consolidated financial statements, the Account had total investments in real estate properties of $18.0 billion and real estate joint ventures of $5.9 billion as of December 31, 2023. Investments in real estate properties are stated at fair value and investments in real estate joint ventures are stated at fair value of the Account’s ownership based on the fair value of the underlying real estate, any related loans payable, and other factors. To determine the valuation of the real estate properties and the real estate joint ventures, management utilizes the income approach, either the discounted cash flow or direct capitalization valuation model, provided by an independent third party appraiser, using key inputs and assumptions including, but not limited to, rental income and expense amounts, related rental income and expense growth rates, capital expenditures, discount rates, and capitalization rates (terminal capitalization rates for the discounted cash flow model and overall capitalization rates for the direct capitalization model).
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
March 14, 2024
We have served as the Account's auditor since 2005.

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	December 31,
	2023	2022
ASSETS
Investments, at fair value:
Real estate properties (cost: $14,682.0 and $14,323.2)	$18,020.3	$20,444.0
Real estate joint ventures (cost: $5,645.7 and $5,738.1)	5,881.2	7,103.6
Real estate funds (cost: $821.0 and $787.7)	792.4	893.4
Real estate operating business (cost: $390.8 and $355.0)	685.9	641.9
Marketable securities (cost: $147.3 and $2,077.1)	147.4	2,030.2
Loans receivable (cost: $1,483.7 and $1,546.0)	1,082.4	1,418.7
Loans receivable with related parties (cost: $102.0 and $69.9)	101.3	69.9
Total investments (cost: $23,272.5 and $24,897.0)	26,710.9	32,601.7
Cash and cash equivalents	58.8	72.4
Due from investment manager	15.8	—
Other	395.0	359.5
TOTAL ASSETS	27,180.5	33,033.6
LIABILITIES
Loans payable, at fair value
(principal outstanding: $1,922.6 and $2,168.7)	1,862.5	2,069.7
Line of credit, at fair value
(principal outstanding: $463.0 and $0.0)	463.0	—
Other unsecured debt, at fair value
(principal outstanding: $900.0 and $1,000.0)	881.6	953.1
Accrued real estate property expenses	286.2	291.8
Due to investment manager	—	7.1
Other	68.3	53.8
TOTAL LIABILITIES	3,561.6	3,375.5
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	23,110.4	29,025.7
Annuity Fund	508.5	632.4
TOTAL NET ASSETS	$23,618.9	$29,658.1
NUMBER OF ACCUMULATION UNITS OUTSTANDING	48.0	52.1
NET ASSET VALUE, PER ACCUMULATION UNIT	$481.054	$556.923

See notes to the audited consolidated financial statements

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions)

	Years Ended December 31,
	2023	2022	2021
INVESTMENT INCOME
Real estate income, net
Rental income	$1,368.9	$1,251.7	$1,194.8
Real estate property level expenses:
Operating expenses	334.4	293.2	266.9
Real estate taxes	215.0	203.7	208.1
Interest expense	94.8	85.0	88.0
Total real estate property level expenses	644.2	581.9	563.0
Real estate income, net	724.7	669.8	631.8
Income from real estate joint ventures	209.2	194.2	191.1
Income from real estate funds	24.9	30.3	15.9
Interest income	143.6	116.7	81.5
Other income	—	4.5	—
TOTAL INVESTMENT INCOME	1,102.4	1,015.5	920.3
Expenses
Investment management charges	83.2	86.3	62.4
Administrative charges	75.4	43.2	51.1
Distribution charges	11.8	23.3	26.2
Mortality and expense risk charges	—	0.5	1.3
Liquidity guarantee charges	73.9	89.2	69.1
Interest expense	67.1	27.4	2.5
TOTAL EXPENSES	311.4	269.9	212.6
INVESTMENT INCOME, NET	791.0	745.6	707.7
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments
Real estate properties	29.9	(93.8)	215.9
Real estate joint ventures	(279.6)	316.2	199.8
Real estate funds	21.0	15.4	3.5
Foreign currency exchange on forward contracts	(2.7)	—	—
Marketable securities	(35.7)	(2.8)	(0.1)
Loans receivable	(70.0)	—	(14.1)
Net realized (loss) gain on investments	(337.1)	235.0	405.0
Net change in unrealized gain (loss) on
Real estate properties	(2,782.5)	1,380.1	2,250.3
Real estate joint ventures	(1,067.0)	(232.3)	644.5
Real estate funds	(134.2)	(12.9)	98.7
Real estate operating business	8.2	212.2	74.9
Foreign currency exchange on forward contracts	2.3	(2.3)	—
Marketable securities	46.9	(37.7)	(9.2)
Loans receivable	(274.0)	(115.7)	22.7
Loans receivable with related parties	(0.7)	—	—
Loans payable	(38.8)	116.9	12.2
Other unsecured debt	(28.5)	46.9	—
Net change in unrealized (loss) gain on investments and debt	(4,268.3)	1,355.2	3,094.1
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND DEBT	(4,605.4)	1,590.2	3,499.1
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(3,814.4)	$2,335.8	$4,206.8

See notes to the audited consolidated financial statements

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(millions)

	Years Ended December 31,
	2023	2022	2021
FROM OPERATIONS
Investment income, net	$791.0	$745.6	$707.7
Net realized (loss) gain on investments	(337.1)	235.0	405.0
Net change in unrealized (loss) gain on investments and debt	(4,268.3)	1,355.2	3,094.1
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	(3,814.4)	2,335.8	4,206.8
FROM TRANSACTIONS BY CONTRACT OWNERS AND TIAA
Premiums	2,135.3	2,981.3	2,981.7
Purchase of liquidity units by TIAA	617.6	—	—
Annuity payments	(55.3)	(55.8)	(47.7)
Death benefits	(167.5)	(165.0)	(125.5)
Withdrawals	(4,754.9)	(3,510.2)	(2,187.2)
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM TRANSACTIONS BY CONTRACT OWNERS AND TIAA	(2,224.8)	(749.7)	621.3
NET (DECREASE) INCREASE IN NET ASSETS	(6,039.2)	1,586.1	4,828.1
NET ASSETS
Beginning of period	29,658.1	28,072.0	23,243.9
End of period	$23,618.9	$29,658.1	$28,072.0

See notes to the audited consolidated financial statements

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(3,814.4)	$2,335.8	$4,206.8
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	337.1	(235.0)	(405.0)
Net change in unrealized loss (gain) on investments and debt	4,268.3	(1,355.2)	(3,094.1)
Purchase of real estate properties	(0.3)	(465.2)	(581.8)
Capital improvements on real estate properties	(332.5)	(410.8)	(283.9)
Proceeds from sale of real estate properties	—	620.0	920.9
Purchases of other real estate investments	(374.4)	(885.0)	(1,231.2)
Proceeds from sales of other real estate investments	202.2	858.4	711.2
Purchases and originations of loans receivable	(23.4)	(366.6)	(326.2)
Purchase and originations of loans receivable with related parties	(31.4)	—	(0.5)
Proceeds from sales of loans receivable	—	—	294.5
Proceeds from payoffs of loans receivable	15.0	254.9	110.8
Decrease (increase) in other investments	1,894.2	137.1	(1,477.8)
Net change in due from/to investment manager	(22.9)	17.0	8.0
(Increase) decrease in other assets	(42.9)	(12.4)	5.6
Increase in other liabilities	12.2	21.6	25.0
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,086.8	514.6	(1,117.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	74.0	—	500.0
Payments on line of credit	(111.0)	(500.0)	—
Proceeds from other unsecured debt issuances	400.0	1,000.0	—
Mortgage loan proceeds received	414.9	24.1	188.9
Payments on mortgage loans	(660.9)	(218.0)	(207.6)
Premiums	2,135.3	2,981.3	2,981.7
Purchase of liquidity units by TIAA	617.6	—	—
Annuity payments	(55.3)	(55.8)	(47.7)
Death benefits	(167.5)	(165.0)	(125.5)
Withdrawals	(4,754.9)	(3,510.2)	(2,187.2)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,107.8)	(443.6)	1,102.6
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(21.0)	71.0	(15.1)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period cash, cash equivalents and restricted cash	117.0	46.0	61.1
Net (decrease) increase in cash, cash equivalents and restricted cash	(21.0)	71.0	(15.1)
End of period cash, cash equivalents and restricted cash	$96.0	$117.0	$46.0
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$158.2	$84.2	$94.9
Property assumed as part of a deed-in-lieu of foreclosure agreement	$27.5	$—	$—
Conversion of term loans to line of credit borrowings	$500.0	$—	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (millions):

	As of December 31,
	2023	2022	2021
Cash and cash equivalents	$58.8	$72.4	$21.2
Restricted cash(1)	37.2	44.6	24.8
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$96.0	$117.0	$46.0
(1) Restricted cash is included within other assets on the Account's Consolidated Statements of Assets and Liabilities.

See notes to the audited consolidated financial statements

TIAA REAL ESTATE ACCOUNT
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Organization and Significant Accounting Policies
Business: The TIAA Real Estate Account (“Account”) is an insurance separate account of Teachers Insurance and Annuity Association of America (“TIAA”) and was established by resolution of TIAA’s Board of Trustees (the “Board”) on February 22, 1995, under the insurance laws of the State of New York for the purpose of funding variable annuity contracts issued by TIAA. The Account offers individual and group accumulating annuity contracts (with contributions made on a pre-tax or after-tax basis), as well as individual lifetime and term-certain variable payout annuity contracts (including the payment of death benefits to beneficiaries). Contract owners are entitled to transfer funds to or from the Account and make withdrawals from the Account on a daily basis under certain circumstances. Funds invested in the Account for each category of contract are expressed in terms of units, and unit values will fluctuate depending on the Account’s performance.
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
The Accumulation Unit Value (“AUV”) used for financial reporting purposes may differ from the AUV used for processing transactions. The AUV used for financial reporting purposes includes security and participant (or "contract owner") transactions, as well as purchases and sales of liquidity units by TIAA, effective through the period end date to which this report relates. Total return is computed based on the AUV used for processing transactions.
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
In December 2023, the FASB issued Accounting Standard Update (ASU) No. 2023-09, Income Taxes (Topic 740) Improvements to Income tax disclosures. The primary purpose of the amendments within ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation table and income taxes paid information. The amendments in ASU 2023-09 require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in this ASU 2023-09 require that all entities disclose on an annual basis taxes paid disaggregated by; federal, state, foreign, and jurisdiction (when income taxes paid is equal to or greater than 5 percent of total income taxes paid). The amendments in ASU 2023-09 are effective for public business entities beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted. Management is currently assessing the impact this standard will have on our financial statements as well as the method by which we will adopt the new standard. Management does not expect the guidance to have a material impact to the Account.
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
TIAA provides the Account with a liquidity guarantee enabling the Account to have funds available to meet contract owner redemption, transfer or cash withdrawal requests. The liquidity guarantee is required by the New York State Department of Financial Services ("NYDFS") and is subject to a prohibited transaction exemption that the Account received in 1996 (96-76) from the U.S. Department of Labor (the “PTE 96-76”). The Account pays TIAA for the risk associated with providing the liquidity guarantee through a daily deduction from the Account’s net assets. Whether the liquidity guarantee is exercised is based on the cash level of the Account from time to time, as well as recent contract owner withdrawal activity and the Account’s expected working capital, debt service and cash needs, and subject to the oversight of the independent fiduciary. If the Account cannot fund contract owner withdrawal or redemption requests from the Account’s own cash flow and liquid investments, TIAA will fund them by purchasing accumulation units issued by the Account (accumulation units that are purchased by TIAA are generally referred to as “liquidity units”). TIAA guarantees that contract owners can redeem their accumulation units at the accumulation unit value next determined after their transfer or cash withdrawal request is received in good order. Liquidity units owned by TIAA are valued in the same manner as accumulation units owned by the Account’s contract owners.
Pursuant to its existing liquidity guarantee obligation, for the year ended December 31, 2023, the TIAA General Account purchased 1.2 million liquidity units issued by the Account, for a total of $617.6 million. The independent fiduciary, which has the right to adjust the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”), has established the trigger point at 45% of the issued and outstanding accumulation units. As of December 31, 2023, the TIAA General Account owned approximately 2.57% of the outstanding accumulation units of the Account. The independent fiduciary will continue to monitor TIAA's ownership interest in the Account and provide further recommendations as necessary.
Expenses for the services and fees described above are identified as such in the accompanying Consolidated Statements of Operations and are identified as "Expenses" in Note 12—Financial Highlights.
The Account has loans receivable outstanding with related parties as of December 31, 2023. Two loans are with a joint venture partner and the others are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies. The following table presents the key terms of the loans as of the reporting date (in millions):

		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
Principal						December 31, 2023	December 31, 2022
2023	2022
$36.5	$36.5	MRA Hub 34 Holding, LLC	95.00%	2.50% + LIBOR	8/26/2024	$36.5	$36.5
32.9	32.9	THP Student Housing, LLC	97.00%	3.20%	9/30/2024	32.9	32.9
0.5	0.5	MRA 34 LLC	—%	3.75% + LIBOR	9/17/2024	0.5	0.5
4.4	—	MR MCC 3 Sponsor, LLC	—%	6.00%	12/1/2025	4.4	—
27.7	—	THP Student Housing, LLC	97.00%	6.10%	6/30/2026	27.0	—
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						$101.3	$69.9

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
As of December 31, 2023, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry.
The Account’s wholly-owned real estate investments and investments in joint ventures are primarily located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of December 31, 2023:

Diversification by Fair Value(1)
	West(2)	South(3)	East(4)	Midwest(5)	Foreign(6)	Total
Industrial	17.4%	8.5%	2.7%	1.9%	—%	30.5%
Apartments	8.1%	11.0%	7.3%	1.0%	—%	27.4%
Office	6.7%	5.6%	10.8%	0.2%	—%	23.3%
Retail	3.6%	5.0%	2.9%	0.7%	—%	12.2%
Other(7)	2.3%	2.3%	1.7%	0.2%	0.1%	6.6%
Total	38.1%	32.4%	25.4%	4.0%	0.1%	100.0%
(1)Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.
(2)Properties in the “West” region are located in: AK, AZ, CA, CO, HI, ID, MT, NM, NV, OR, UT, WA, WY
(3)Properties in the “South” region are located in: AL, AR, FL, GA, LA, MS, OK, TN, TX
(4)Properties in the “East” region are located in: CT, DC, DE, KY, MA, MD, ME, NC, NH, NJ, NY, PA, RI, SC, VA, VT, WV
(5)Properties in the “Midwest” region are located in: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD, WI
(6)Represents developable land investments in Ireland and United Kingdom.
(7)Represents interests in Storage Portfolio investments, a hotel investment and land.
Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2060. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, are as follows (millions):

For the Years Ending December 31,
2024	$693.3
2025	631.7
2026	542.1
2027	447.6
2028	350.3
Thereafter	1,129.7
Total	$3,794.7
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
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (millions):

As of December 31, 2023
Assets:
Right-of-use assets, at fair value	$39.4
Liabilities:
Ground lease liabilities, at fair value	$39.4

Key Terms
Weighted-average remaining lease term (years)	63.7
Weighted-average discount rate(1)	8.19%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.
For the year ended December 31, 2023, operating lease costs related to ground leases were $2.4 million. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (millions):

For the Years Ending December 31,
2024	$2.5
2025	2.5
2026	2.6
2027	2.6
2028	2.6
Thereafter	434.2
Total	$447.0

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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); significant unobservable inputs (Level 3); and Practical Expedient (millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Fair Value Using Practical Expedient	Total at December 31, 2023
Real estate properties	$—	$—	$18,020.3	$—	$18,020.3
Real estate joint ventures	—	—	5,881.2	—	5,881.2
Real estate funds	—	—	—	792.4	792.4
Real estate operating business	—	—	685.9	—	685.9
Marketable securities:
U.S. government agency notes	—	38.0	—	—	38.0
U.S. treasury securities	—	109.4	—	—	109.4
Loans receivable(1)	—	—	1,183.7	—	1,183.7
Total Investments at December 31, 2023	$—	$147.4	$25,771.1	$792.4	$26,710.9
Loans payable	$—	$—	$(1,862.5)	$—	$(1,862.5)
Line of credit	$—	$—	$(463.0)	$—	$(463.0)
Other unsecured debt	$—	$(881.6)	$—	$—	$(881.6)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs		Fair Value Using Practical Expedient	Total at December 31, 2022
Real estate properties	$—	$—	$20,444.0		$—	$20,444.0
Real estate joint ventures	—	—	7,103.6		—	7,103.6
Real estate funds	—	—	—		893.4	893.4
Real estate operating business	—	—	641.9		—	641.9
Marketable securities:
U.S. government agency notes	—	902.9	—		—	902.9
Foreign government agency notes	—	16.9	—		—	16.9
U.S. treasury securities	—	574.0	—		—	574.0
Corporate bonds	—	536.4	—		—	536.4
Loans receivable(1)	—	—	1,488.6		—	1,488.6
Total Investments at December 31, 2022	$—	$2,030.2	$29,678.1		$893.4	$32,601.7
Loans payable	$—	$—	$(2,069.7)		$—	$(2,069.7)
Other unsecured debt	$—	$(453.1)	$(500.0)	0	$—	$(953.1)
(1) Includes loans receivable with related parties.

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2023 and 2022 (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit	Other Unsecured Debt
For the year ended December 31, 2023
Beginning balance January 1, 2023	$20,444.0	$7,103.6	$641.9	$1,488.6	$29,678.1	$(2,069.7)	$—	$(500.0)
Total realized and unrealized (losses) gains included in changes in net assets	(2,752.6)	(1,346.6)	8.2	(344.7)	(4,435.7)	(38.8)	—	—
Purchases(1)	359.2	250.1	35.8	54.8	699.9	(414.9)	(574.0)	—
Sales(4)	—	—	—	—	—	—	—	—
Settlements(2)	(30.3)	(125.9)	—	(15.0)	(171.2)	660.9	111.0	500.0
Ending balance December 31, 2023	$18,020.3	$5,881.2	$685.9	$1,183.7	$25,771.1	$(1,862.5)	$(463.0)	$—

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit	Other Unsecured Debt
For the year ended December 31, 2022
Beginning balance January 1, 2022	$18,903.9	$7,175.9	$326.3	$1,492.6	$27,898.7	$(2,380.5)	$(500.0)	$—
Total realized and unrealized gains (losses) included in changes in net assets	1,286.3	83.9	212.2	(115.7)	1,466.7	116.9	—	—
Purchases(1)	873.8	640.9	103.4	366.6	1,984.7	(24.1)	—	(500.0)
Sales(4)	(620.0)	—	—	—	(620.0)	—	—	—
Settlements(2)	—	(797.1)	—	(254.9)	(1,052.0)	218.0	500.0	—
Ending balance December 31, 2022	$20,444.0	$7,103.6	$641.9	$1,488.6	$29,678.1	$(2,069.7)	$—	$(500.0)
(1)Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable, assumption of loans payable, line of credit borrowings and term loan borrowings.
(2)Includes operating income for real estate joint ventures net of distributions, payments of loans receivable, and payments of loans payable, line of credit and term loans.
(3)Includes loans receivable with related parties.
(4)Real estate properties amount shown is inclusive of post closing realized losses.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2023.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate	6.5%–10.3% (7.9%)
			Terminal Capitalization Rate	5.5%–8.5% (6.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.8%–11.3% (6.3%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate	6.5% - 8.3% (7.3%)
			Terminal Capitalization Rate	5.0% - 7.0% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	2.0% - 6.3% (5.0%)
	Residential	Income Approach—Discounted Cash Flow	Discount Rate	6.3% - 7.5% (6.8%)
			Terminal Capitalization Rate	4.8% - 6.0% (5.4%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.3% - 5.8% (4.9%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate	6.8% - 11.5% (8.0%)
			Terminal Capitalization Rate	5.3% - 9.0% (6.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.3% - 8.5% (5.9%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate	10.0%
			Terminal Capitalization Rate	8.3%
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.8%
Real Estate Operating Business		Income Approach—Discounted Cash Flow	Discount Rate	10.0%
			Terminal Growth Rate	8.1%
		Market Approach	EBITDA Multiple	30.0x
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan-to-Value Ratio	48.0% - 136.1% (83.8%)
			Equivalency Rate	6.5% - 52.7% (13.4%)
	Industrial	Discounted Cash Flow	Loan-to-Value Ratio	34.4% - 66.0% (50.0%)
			Equivalency Rate	2.5% - 8.5% (5.4%)
	Residential	Discounted Cash Flow	Loan-to-Value Ratio	39.1% - 70.8% (55.0%)
			Equivalency Rate	3.2% - 8.6% (7.5%)
	Retail & Hospitality	Discounted Cash Flow	Loan-to-Value Ratio	54.9% - 73.3% (64.2%)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
			Equivalency Rate	7.3% - 13.6% (9.5%)
Loans Payable	Office	Discounted Cash Flow	Loan-to-Value Ratio	35.8% - 103.0% (58.3%)
			Equivalency Rate	6.3% - 10.9% (9.0%)
		Net Present Value	Loan-to-Value Ratio	35.8% - 103.0% (58.3%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1 - 2.1 (1.3)
	Industrial	Discounted Cash Flow	Loan-to-Value Ratio	29.9% - 38.4% (33.4%)
			Equivalency Rate	6.7% - 6.9% (6.8%)
		Net Present Value	Loan-to-Value Ratio	29.9% - 38.4% (33.4%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1 - 1.1 (1.1)
	Residential	Discounted Cash Flow	Loan-to-Value Ratio	30.0% - 74.5% (44.9%)
			Equivalency Rate	6.2% - 8.2% (7.1%)
		Net Present Value	Loan-to-Value Ratio	30.0% - 74.5% (44.9%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1 - 1.3 (1.2)
	Retail	Discounted Cash Flow	Loan-to-Value Ratio	48.7% - 83.8% (58.8%)
			Equivalency Rate	6.0% - 7.1% (6.5%)
		Net Present Value	Loan-to-Value Ratio	48.7% - 83.8% (58.8%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1 - 1.9 (1.4)

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2022.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)

Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate	6.0%–9.0% (7.1%)
			Terminal Capitalization Rate	4.8%–8.5% (5.8%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.3%–8.0% (5.4%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate	5.8% - 8.0% (6.6%)
			Terminal Capitalization Rate	4.3% - 7.0% (5.0%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	1.8% - 6.0% (4.3%)

	Residential	Income Approach—Discounted Cash Flow	Discount Rate	5.5% - 7.0% (6.1%)
			Terminal Capitalization Rate	4.3% - 5.8% (4.7%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.5% - 5.0% (4.1%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate	6.0% - 11.5% (7.3%)
			Terminal Capitalization Rate	5.3% - 8.8% (6.0%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 8.5% (5.4%)

	Hotel	Income Approach—Discounted Cash Flow	Discount Rate	10.0%
			Terminal Capitalization Rate	8.0%

		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.5%
Real Estate Operating Business		Income Approach—Discounted Cash Flow	Discount Rate	9.8%
			Terminal Growth Rate	7.0%
		Market Approach	EBITDA Multiple	31.3x
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan-to-Value Ratio	40.0% - 105.0% (69.7%)
			Equivalency Rate	5.5% - 13.2% (8.7%)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
	Industrial	Discounted Cash Flow	Loan-to-Value Ratio	49.5% - 66.0% (57.8%)
			Equivalency Rate	5.3% - 9.8% (6.4%)
	Residential	Discounted Cash Flow	Loan-to-Value Ratio	36.4% - 76.1% (45.4%)
			Equivalency Rate	5.5% - 8.6% (7.0%)
	Retail & Hospitality	Discounted Cash Flow	Loan-to-Value Ratio	54.9% - 104.5% (80.1%)
			Equivalency Rate	7.3% - 18.2% (10.2%)
Loans Payable	Office	Discounted Cash Flow	Loan-to-Value Ratio	35.4% - 64.3% (48.7%)
			Equivalency Rate	3.7% - 7.0% (6.0%)

		Net Present Value	Loan-to-Value Ratio	35.4% - 64.3% (48.7%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1 - 1.3 (1.2)
	Industrial	Discounted Cash Flow	Loan-to-Value Ratio	27.8% - 37.0% (31.4%)
			Equivalency Rate	5.7% - 6.1% (5.9%)

		Net Present Value	Loan-to-Value Ratio	27.8% - 37.0% (31.4%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1 - 1.1 (1.1)

	Residential	Discounted Cash Flow	Loan-to-Value Ratio	24.8% - 66.4% (39.0%)
			Equivalency Rate	5.6% - 6.4% (6.0%)

		Net Present Value	Loan-to-Value Ratio	24.8% - 66.4% (39.0%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1 - 1.3 (1.1)

	Retail	Discounted Cash Flow	Loan-to-Value Ratio	44.8% - 74.6% (47.2%)
			Equivalency Rate	5.5% - 6.3% (5.7%)

		Net Present Value	Loan-to-Value Ratio	44.8% - 74.6% (47.2%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1 - 1.3 (1.2)
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
During the years ended December 31, 2023 and 2022 there were no transfers between Levels 1, 2 or 3.
The amount of total net unrealized (losses) gains included in changes in net assets attributable to the change in net unrealized gains relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(1)	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2023	$(2,782.4)	$(1,291.8)	$8.2	$(274.7)	$(4,340.7)	$(38.9)
For the year ended December 31, 2022	$1,352.7	$86.9	$212.2	$(115.6)	$1,536.2	$116.9
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.

Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At December 31, 2023, the Account held investments in joint ventures with ownership interest percentages that ranged from 2.0% to 98.5%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a predetermined threshold.
On December 22, 2023, after concluding the asset's value was below the existing mortgage balance, the Account's Fourth and Madison joint venture investment exited the asset via a deed-in-lieu of foreclosure agreement with the lender.
A condensed summary of the gross financial position and results of operations of the combined joint ventures is shown below (millions):

	December 31,
	2023	2022
Assets
Real estate properties, at fair value	$14,571.0	$17,586.1
Other assets	809.8	759.7
Total assets	$15,380.8	$18,345.8
Liabilities & Equity
Mortgage notes payable and other obligations, at fair value	$5,035.4	$5,522.4
Other liabilities	174.2	15.7
Total liabilities	$5,209.6	$5,538.1
Total equity	$10,171.2	$12,807.7
Total liabilities and equity	$15,380.8	$18,345.8

	Years ended December 31,
	2023	2022	2021
Operating Revenue and Expenses
Revenues	$1,231.4	$1,159.3	$1,040.5
Expenses	739.0	685.3	577.7
Excess of revenues over expenses	$492.4	$474.0	$462.8

Note 7—Investments in Real Estate Funds
The Account has ownership interests in real estate funds (each a “Fund”, and collectively the “Funds”). The Funds are established as limited partnerships or entities similar to a limited partnership, and as such, meet the definition of a VIE as the limited partners collectively lack the power, through voting or similar rights, to direct the activities of the Fund that most significantly impact the Fund's economic performance. Management has determined that the Account is not the primary beneficiary for any of the Funds, as the Account lacks the power to direct the activities of each Fund that most significantly impact the respective Fund's economic performance, and the Account further lacks substantive kick-out rights to remove the entity with these powers. Refer to Note 1—Organization and Significant Accounting Policies for a description of the methodology used to determine the primary beneficiary of a VIE.
No financial support (such as loans or financial guarantees) was provided to the Funds during the year ended December 31, 2023. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are included in the maximum exposure to loss presented below.
The carrying amount and maximum exposure to loss relating to unconsolidated VIEs in which the Company holds a variable interest but is not the primary beneficiary were as follows at December 31, 2023 (in millions):

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
LCS SHIP Venture I, LLC (90.0% Account Interest)	$142.5	$142.5	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Veritas - Trophy VI, LLC (90.4% Account Interest)	$56.5	$66.6	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles metropolitan statistical area ("MSA").
			The Account can sell or transfer its interest in the fund with the consent and approval of the manager.

SP V - II, LLC (61.8% Account Interest)	$76.5	$85.2	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.
			Liquidation estimated to begin no earlier than 2029
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Taconic New York City GP Fund, LP (60.0% Account Interest)	$15.9	$15.9	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City MSA.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
Silverpeak NRE FundCo LLC (90.0% Account Interest)	$44.7	$70.7	Redemptions prohibited prior to liquidation.	To invest in alternative real estate investments primarily in major U.S. metropolitan markets.
			Liquidation estimated to begin no earlier than 2028.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
IDR - Core Property Index Fund, LLC (1.3% Account Interest)	$36.7	$36.7	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.

Townsend Group Value-Add Fund (99.0% Account Interest)	$194.9	$252.1	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the U.S. market.
			Liquidation estimated to begin no earlier than 2027.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion
Flagler REA Healthcare Properties Partnership (90.0% Account Interest)	$21.0	$21.0	Redemptions prohibited prior to liquidation.	To acquire healthcare properties within the top 50 MSA's in the U.S.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to transfer its interest in the fund to a qualified institutional investor, subject to the right first offer by the partner, following the one year anniversary of the fund launch.
Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)	$16.9	$17.0	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
			Liquidation estimated to begin no earlier than 2026.
			The Account is permitted to sell or transfer its interest in the fund with the consent and approval of the manager.
Silverpeak NRE FundCo 2 LLC (90.0% Account Interest)	$59.2	$81.8	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
JCR Capital - REA Preferred Equity Parallel Fund (31.1% Account Interest)	$81.1	$105.9	Redemptions prohibited prior to liquidation.	To invest primarily in multi-family properties.
			Liquidation estimated to begin no earlier than 2026.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion

Silverpeak NRE FundCo 3 LLC (90.0% Account Interest)	$46.5	$98.0	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.

Total	$792.4	$993.4

Note 8—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s indirect interest in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (in millions):

	December 31, 2023			December 31, 2022
	Principal Outstanding	Fair Value	% of Fair Value	Principal Outstanding	Fair Value	% of Fair Value
Office(1)	$1,016.2	$622.2	52.5%	$904.6	$788.4	52.9%
Apartments(1)	247.7	241.4	20.4%	214.2	209.6	14.1%
Industrial	134.1	133.6	11.3%	131.6	130.6	8.8%
Hotel	139.3	139.3	11.8%	139.3	134.9	9.1%
Retail	44	42.8	3.6%	226.1	225.1	15.1%
Land	4.4	4.4	0.4%	—	—	—%
	$1,585.7	$1,183.7	100.0%	$1,615.8	$1,488.6	100.0%
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
On December 20, 2023, the Account took ownership of, and began operating, the collateral property associated with the Sixth and Main loan receivable through a deed-in-lieu of foreclosure agreement, after the borrower defaulted on the terms of the loan.
The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of December 31, 2023, listed in order of the strength of the risk rating (from strongest to weakest):

	December 31, 2023			December 31, 2022
	Number of Loans	Fair Value	% of Fair Value	Number of Loans	Fair Value	% of Fair Value
A+	—	$—	—%	1	$—	—%
A	—	—	—%	2	130.6	8.8%
A-	1	101.5	8.6%	1	—	—%
BBB+	—	—	—%	3	191.0	12.8%
BBB	2	200.3	16.9%	2	137.4	9.2%
BBB-	—	—	—%	1	47.5	3.2%
BB+	2	177.0	15.0%	2	64.9	4.4%
BB	1	32.1	2.7%	2	72.3	4.8%
BB-	2	138.7	11.7%	1	18.9	1.3%
B+	1	57.3	4.8%	3	87.2	5.9%
B	3	153.8	13.0%	2	72.5	4.9%
B-	1	17.4	1.5%	5	171.0	11.5%
CCC+	1	31.1	2.6%	3	223.4	15.0%
CCC	1	37.9	3.2%	—	—	—%
CCC-	1	18.1	1.5%	2	60.9	4.1%
CC	—	—	—%	1	66.0	4.4%
C	2	64.9	5.5%	1	75.1	5.0%
D	8	52.3	4.4%	—	—	—%
NR(1)	5	101.3	8.6%	3	69.9	4.7%
	31	$1,183.7	100.0%	35	$1,488.6	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of December 31, 2023 and 2022, this is comprised of five loans and three loans with related parties, respectively. The loans are collateralized by equity interests in real estate investments.

Note 9—Loans Payable
At December 31, 2023 and 2022, the Account had outstanding loans payable secured by the following properties (millions):

Property	Interest Rate and Payment Frequency(2)	Principal Amounts Outstanding as of December 31,		Maturity
		2023	2022
1001 Pennsylvania Avenue(1)(2)	3.70% paid monthly	$—	$301.2	June 1, 2023
Biltmore at Midtown(1)	3.94% paid monthly	—	36.4	July 5, 2023
Cherry Knoll(1)	3.78% paid monthly	—	35.3	July 5, 2023
Lofts at SoDo(1)	3.94% paid monthly	—	35.1	July 5, 2023
San Diego Office Portfolio(1)(3)	1.50% + LIBOR paid monthly	—	58.2	October 9, 2023
Pacific City(1)	2.10% + SOFR paid monthly	—	105.0	October 1, 2023
The Stratum(1)(3)	2.25% + LIBOR paid monthly	—	40.4	May 9, 2024
Spring House Innovation Park(3)	1.36% + SOFR paid monthly	56.8	52.3	July 9, 2024
1401 H Street NW	3.65% paid monthly	115.0	115.0	November 5, 2024
The District on La Frontera(2)	3.84% paid monthly	36.2	37.0	December 1, 2024
The District on La Frontera(2)	4.96% paid monthly	4.1	4.2	December 1, 2024
Circa Green Lake	3.71% paid monthly	52.0	52.0	March 5, 2025
Union - South Lake Union	3.66% paid monthly	57.0	57.0	March 5, 2025
Holly Street Village	3.65% paid monthly	81.0	81.0	May 1, 2025
Henley at Kingstowne(2)	3.60% paid monthly	66.3	67.7	May 1, 2025
32 South State Street	4.48% paid monthly	24.0	24.0	June 6, 2025
Project Sonic(3)	2.00% + SOFR paid monthly	93.9	—	June 9, 2025
Vista Station Office Portfolio(2)	4.00% paid monthly	17.9	18.6	July 1, 2025
One Biscayne Tower(3)	2.45% + SOFR paid monthly	100.0	—	July 9, 2025
780 Third Avenue	3.55% paid monthly	150.0	150.0	August 1, 2025
780 Third Avenue	3.55% paid monthly	20.0	20.0	August 1, 2025
Reserve at Chino Hills(3)	1.61% + SOFR paid monthly	79.9	72.5	August 9, 2025
Vista Station Office Portfolio(2)	4.20% paid monthly	41.0	41.9	November 1, 2025
Sixth & Main(1)(3)	1.87% + LIBOR paid monthly	—	41.1	November 9, 2025
701 Brickell Avenue(2)	3.66% paid monthly	174.9	178.5	April 1, 2026
Marketplace at Mill Creek	3.82% paid monthly	39.6	39.6	September 11, 2027
Overlook at King of Prussia	3.82% paid monthly	40.8	40.8	September 11, 2027
Winslow Bay	3.82% paid monthly	25.8	25.8	September 11, 2027
1900 K Street, NW(2)	3.93% paid monthly	158.3	$161.1	April 1, 2028
99 High Street	3.90% paid monthly	277.0	277.0	March 1, 2030
Ashford Meadows(4)	5.76% paid monthly	64.6	—	October 1, 2028
803 Corday(4)	5.76% paid monthly	62.2	—	October 1, 2028
Churchill on the Park(4)	5.76% paid monthly	40.5	—	October 1, 2028
Carrington Park(4)	5.76% paid monthly	43.8	—	October 1, 2028
Total principal outstanding		$1,922.6	$2,168.7
Fair value adjustment(5)		(60.1)	(99.0)
Total loans payable		$1,862.5	$2,069.7
(1)The principal amount of the outstanding debt was paid off during 2023.
(2)The mortgage is adjusted monthly for principal payments.
(3)The loan is collateralized by a mezzanine loan receivable, which is collateralized by the property listed in the above table.
(4)These loans are part of a cross-collateralized credit facility.
(5)The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1 - Organization and Significant Accounting Policies.

Principal payment schedule on loans payable as of December 31, 2023 was as follows (in millions):

Amount
2024	$223.1
2025	786.5
2026	170.2
2027	109.7
2028	356.1
Thereafter	277.0
Total maturities	$1,922.6
Note 10—Credit Facility
On September 16, 2022, The Account entered into a credit agreement (the “Credit Agreement”) with a syndicate of third-party bank lenders, including JPMorgan Chase Bank, N.A., comprised of revolving credit loans ("Line of Credit") up to $500.0 million and up to $500.0 million in term loans ("Term Loans"). On August 11, 2023, the Credit Agreement was amended to increase the revolving credit loans commitment to $1.4 billion and convert the $500.0 million in outstanding term loans into revolving credit loans. The term loans may not be redrawn and all references to Term Loans have been removed from the agreement. The Account may use the proceeds of borrowings under the Credit Agreement for general organizational purposes in the ordinary course of business, including to finance certain real estate portfolio investments. The Account may prepay borrowings under the Credit Facility at any time during the life of the loan without penalty
The Account may elect for each borrowing under the Credit Agreement to bear annual interest at an adjusted base rate ("ABR") or adjusted SOFR plus an applicable margin which is dependent on the leverage ratio of the Account. The applicable margin for adjusted SOFR Revolving Credit Loans ranges from 0.875% to 1.30% and for ABR Revolving Credit Loans ranges from 0.00% to 0.30%. In addition, the Account pays quarterly facility fees ranging from 0.125% to 0.20%, depending on the leverage ratio of the Account, on the total revolving commitments (used and unused) under the Credit Agreement.
As of December 31, 2023, the Account was in compliance with all covenants required by the Credit Agreement.
The following table provides a summary of the key characteristics of the Credit Agreement as of December 31, 2023:

Current Balance - Line of Credit (in millions)	$463.0
Maximum Capacity (in millions)	$1,445.0
Inception Date	September 16, 2022
Revolving Commitment Termination	September 16, 2024
Extension Option(1)	Yes
ABR Revolving Credit Loans Interest Rate	ABR + Applicable Margin
SOFR Revolving Credit Loans Interest Rate(2)	Adjusted SOFR + Applicable Margin
(1)The Account has three options to extend the Commitment Termination Date for an additional twelve months each. The Account may also request additional funding, not to exceed $55.0 million, at any time prior to the Commitment Termination Date; however, this request is subject to approval at the sole discretion of the lenders and is not guaranteed.
(2)The weighted average interest rate for the year ended December 31, 2023 was 6.287%.

Note 11—Senior Notes Payable
In June 2022, the Account entered into a note purchase agreement with certain qualified institutional investors. Under the note purchase agreement, the Account issued $500.0 million of debt securities, in the form of Series A senior note (the "Series A Notes") and Series B senior notes (the "Series B Notes") that mature in 2029 and 2032, respectively. The Account is obligated to repay the Series A and B Notes at par, plus accrued and unpaid interest to, but not including, the date of repayment. The Series A Notes bear interest at an annual rate of 3.24%, payable semi-annually, and the Series B Notes bear interest at an annual rate of 3.35%, payable semi-annually. The Account may also prepay the Series A and B Notes in whole or in part at any time, or from time to time, at the Account's option at par plus accrued interest to the prepayment date and, if prepaid on or before 90 days prior to the applicable maturity date, a make-whole premium.
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
As of December 31, 2023, the Account was in compliance with all covenants required by the note purchase agreements.
The following table provides a summary of the key characteristics of the outstanding senior notes payable, as of December 31, 2023:

	Principal (in millions)	Interest Rate	Maturity Date
Series A	$300.0	3.24%	June 10, 2029
Series B	$200.0	3.35%	June 10, 2032
Series C	$400.0	5.50%	May 30, 2027
Note 12—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	Years ended December 31,
	2023	2022	2021	2020	2019
Per Accumulation Unit Data:
Rental income	$27.323	$23.751	$22.672	$21.145	$18.165
Real estate property level expenses	12.858	11.042	10.683	10.027	8.734
Real estate income, net	14.465	12.709	11.989	11.118	9.431
Other income	7.539	6.559	5.474	4.980	6.752
Total income	22.004	19.268	17.463	16.098	16.183
Expenses(1)	6.216	5.121	4.035	3.603	3.439
Investment income, net	15.788	14.147	13.428	12.495	12.744
Net realized and unrealized gain (loss) on investments and debt	(91.657)	28.011	64.615	(16.195)	10.262
Net increase (decrease) in Accumulation Unit Value	(75.869)	42.158	78.043	(3.700)	23.006
Accumulation Unit Value:
Beginning of period	$556.923	$514.765	$436.722	$440.422	$417.416
End of period	$481.054	$556.923	$514.765	$436.722	$440.422
Total return	(13.62)%	8.19%	17.87%	(0.84)%	5.51%
Ratios to Average Net Assets:

	Years ended December 31,
	2023	2022	2021	2020	2019
Expenses charges(2)	0.93%	0.89%	0.84%	0.81%	0.78%
Investment income, net	3.00%	2.45%	2.82%	2.85%	2.90%
Portfolio turnover rate:
Real estate properties(3)	1.4%	5.6%	7.6%	7.1%	7.8%
Marketable securities(4)	21.6%	4.7%	—%	113.4%	28.7%
Accumulation Units outstanding at end of period (millions):	48.0	52.1	53.4	52.0	60.8
Net assets end of period (millions)	$23,618.9	$29,658.1	$28,072.0	$23,243.9	$27,307.9
(1)Expenses per Accumulation Unit reflect the year-to-date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.
(2)Ratio of expenses to average net assets reflects the year-to-date Account level expense charges, which excludes interest expense on Account-level debt and also excludes property level expenses, which are included in real estate income, net.
(3)Real estate investment portfolio turnover rate is calculated by dividing the lesser of purchases or sales of real estate property investments (including contributions to, or return of capital distributions received from, existing joint venture and Funds investments) by the average value of the portfolio of real estate investments held during the period.
(4)Marketable securities portfolio turnover rate is calculated by dividing the lesser of purchases or sales of securities, excluding securities having maturity dates at acquisition of one year or less, by the average value of the portfolio securities held during the period.
Note 13—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	Years ended December 31,
	2023	2022	2021
Outstanding:
Beginning of period	52.1	53.4	52.0
Credited for premiums	4.1	5.4	6.4
Credit for purchases of units by TIAA	1.3	—	—
Annuity, other periodic payments, withdrawals and death benefits	(9.5)	(6.7)	(5.0)
End of period	48.0	52.1	53.4
Note 14—Commitments and Contingencies
Commitments—As of December 31, 2023 and 2022, the Account had the following immediately callable commitments to purchase additional interests in its real estate funds or provide additional funding through its loan receivable investments (in millions):

	Commitment Expiration	December 31, 2023	December 31, 2022

Real Estate Funds(1)
Veritas Trophy VI, LLC(2)	08/2023	$10.0	$15.4
Taconic New York City GP Fund	11/2023	—	4.2
JCR Capital - REA Preferred Equity Parallel Fund	02/2024	24.8	48.6
Silverpeak NRE FundCo 3 LLC	12/2024	51.5	70.0
Flagler - REA Healthcare Properties Partnership	02/2025	—	1.2
Townsend Group Value-Add Fund	12/2026	57.2	84.7
Silverpeak NRE FundCo LLC	12/2028	26.1	26.2
SP V - II, LLC	09/2029	8.7	10.0
Silverpeak NRE FundCo 2 LLC	12/2029	22.7	29.6
		$201.0	$289.9

	Commitment Expiration	December 31, 2023	December 31, 2022
Loans Receivable(3)
311 South Wacker Mezzanine	03/2023	$—	$2.2
SCG Oakland Portfolio Mezzanine	04/2023	—	5.4
Five Oak Mezzanine	05/2023	—	1.5
Liberty Park Mezzanine	11/2023	—	2.6
Exo Apartments Mezzanine	01/2024	5.1	2.4
The Stratum Senior Loan	05/2024	—	1.3
The Stratum Mezzanine	05/2024	—	0.4
Spring House Innovation Park Senior Loan	07/2024	17.8	23.4
Spring House Innovation Park Mezzanine	07/2024	5.9	7.8
MRA Hub 34 Holding, LLC	08/2024	1.5	1.5
Colony New England Hotel Portfolio Senior Loan	11/2024	3.6	3.6
Colony New England Hotel Portfolio Mezzanine	11/2024	1.2	1.2
Project Sonic Senior Loan	06/2025	2.0	3.9
Project Sonic Mezzanine	06/2025	0.7	1.3
One Biscayne Tower Senior Loan	07/2025	31.8	31.8
One Biscayne Tower Mezzanine	07/2025	10.6	10.6
The Reserve at Chino Hills	08/2025	3.3	12.7
735 Watkins Mill	08/2025	4.8	9.2
Sixth and Main Senior Loan	11/2025	—	6.2
Sixth and Main Mezzanine	11/2025	—	3.4
		$88.3	$132.4
TOTAL COMMITMENTS		$289.3	$422.3
(1)Additional capital can be called during the commitment period at any time. The commitment period can only be extended by the manager with the consent of the Account. The commitment expiration date is reflective of the most recent signed agreement between the Account and the fund manager, including any side letter agreements.
(2)The commitment period is currently being evaluated for extension by Management.
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
Note 15—Subsequent Events
In preparing these financial statements, Management has evaluated events and transactions for potential recognition or disclosure subsequent to December 31, 2023, through March 14, 2024, the date the financial statements were issued. Since January 1, 2024 the TIAA General Account has purchased 0.5 million liquidity units by the Account, for a total of $242.7 million.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—76.3% and 68.9%

Property Name		Property Type	Fair Value at December 31,
	Location		2023		2022
River Ridge	Alabama	Retail	$18.0		$21.5
Riverchase Village	Alabama	Retail	28.1		33.8
Empire Business Park (KBC)	Arizona	Land	15.3		4.3
Riverside 202 Industrial	Arizona	Industrial	46.7		48.3
101 Pacific Coast Highway	California	Office	79.1		96.5
30700 Russell Ranch	California	Office	24.3		32.4
88 Kearny Street	California	Office	108.1		170.0
Allure at Camarillo	California	Apartment	67.7		76.6
Almond Avenue	California	Industrial	50.3		58.0
AmpliFi - Fullerton	California	Apartment	136.0		165.0
Bridgepointe Shopping Center	California	Retail	121.4		121.0
Centre Pointe And Valley View	California	Industrial	97.8		99.3
Cerritos Industrial Park	California	Industrial	291.3		327.0
Creekside Alta Loma	California	Apartment	102.1		113.0
Fairfield Tolenas	California	Industrial	72.7		77.5
Frontera Industrial Business Park	California	Industrial	180.1		189.3
Great West Industrial Portfolio	California	Industrial	474.6		502.0
Holly Street Village	California	Apartment	199.3	(1)	211.0	(1)
Larkspur Courts	California	Apartment	136.0		162.0
Northern CA RA Industrial Portfolio	California	Industrial	143.7		154.0
Oakmont IE West Portfolio	California	Industrial	258.0		288.0
Ontario Industrial Portfolio	California	Industrial	1,089.0		1,290.0
Ontario Mills Industrial Portfolio	California	Industrial	160.0		183.0
Otay Mesa Industrial Portfolio	California	Industrial	54.9		59.2
Pacific City	California	Retail	136.1		143.0	(1)
Rancho Cucamonga Industrial Portfolio	California	Industrial	219.0		226.0
Rancho del Mar	California	Apartment	109.2		116.3
Regents Court	California	Apartment	127.0		145.0
Southern CA RA Industrial Portfolio	California	Industrial	304.8		351.7
Stella	California	Apartment	144.9		170.9
Stevenson Point	California	Industrial	102.9		119.6
Terra House	California	Apartment	147.1		173.2
The Legacy at Westwood	California	Apartment	143.0		161.0
Westcreek	California	Apartment	64.8		73.0
West Lake North Business Park	California	Office	29.0		42.3
Westwood Marketplace	California	Retail	154.1		177.0
Wilshire Rodeo Plaza	California	Office	218.3		233.0
1600 Broadway	Colorado	Office	60.3		102.0
Central 64 Portfolio	Colorado	Industrial	46.0		49.0
Wilton Woods Corporate Campus	Connecticut	Office	30.5		35.4
5 West	Florida	Apartment	85.6		92.0
701 Brickell Avenue	Florida	Office	493.6	(1)	503.0	(1)
Boca Arbor Club	Florida	Apartment	93.3		102.0
Broward Industrial Portfolio	Florida	Industrial	80.2		86.7

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Property Name		Property Type	Fair Value at December 31,
	Location		2023		2022
Casa Palma	Florida	Apartment	$122.1		$128.1
Cypress Trace	Florida	Retail	35.8		41.5
Fusion 1560	Florida	Apartment	110.2		130.2	(1)
Lakepointe at Jacaranda	Florida	Apartment	72.7		74.1
Lofts at SoDo	Florida	Apartment	90.1		105.1	(1)
Market Square	Florida	Retail	24.0		24.3
Orion on Orpington	Florida	Apartment	67.9		64.6
Port St. Lucie	Florida	Industrial	183.0		215.2
Publix at Weston Commons	Florida	Retail	67.3		71.5
Seneca Industrial Park	Florida	Industrial	226.2		210.7
Shoppes At Lake Mary	Florida	Retail	23.5		20.3
Sole at Brandon	Florida	Apartment	98.7		122.0
Sole at City Center	Florida	Apartment	126.0		166.1
The Manor Apartments	Florida	Apartment	57.7		65.6
The Manor at Flagler Village	Florida	Apartment	149.3		166.3
The Residences at the Village of Merrick Park	Florida	Apartment	80.7		88.3
Weston Business Center	Florida	Industrial	113.5		104.4
Weston Business Center EF	Florida	Industrial	101.2		97.0
Ascent at Windward	Georgia	Apartment	95.0		114.3
Atlanta Industrial Portfolio	Georgia	Industrial	72.8		71.3
Biltmore at Midtown	Georgia	Apartment	78.1		96.6	(1)
Fayette Pavilion	Georgia	Retail	115.2		111.9
Glen Lake	Georgia	Apartment	74.1		88.9
Heritage Pavilion	Georgia	Retail	52.0		55.0
Hudson Woodstock	Georgia	Apartment	140.1		156.9
Marketplace At Mill Creek	Georgia	Retail	78.9	(1)	86.8	(1)
Shawnee Ridge Industrial Portfolio	Georgia	Industrial	165.9		187.0
32 South State Street	Illinois	Retail	35.1	(1)	41.0	(1)
803 Corday	Illinois	Apartment	123.0	(1)	129.4
Chicago CalEast Industrial Portfolio	Illinois	Industrial	113.0		127.7
Chicago Industrial Portfolio	Illinois	Industrial	46.8		54.4
Monee Development	Illinois	Industrial	56.0		5.7
Village Crossing	Illinois	Retail	133.5		148.3
Hendricks Gateway	Indiana	Industrial	97.3		108.0
Cherry Knoll	Maryland	Apartment	79.1		86.5	(1)
Landover Logistics Center	Maryland	Industrial	73.1		68.4
The Shops at Wisconsin Place	Maryland	Retail	67.0		74.4
350 Washington	Massachusetts	Retail	114.0		123.0
99 High Street	Massachusetts	Office	355.2	(1)	482.7	(1)
Fort Point Creative Exchange Portfolio	Massachusetts	Office	149.7		204.6
Northeast RA Industrial Portfolio	Massachusetts	Industrial	87.1		98.6
One Beeman Road	Massachusetts	Industrial	58.1		70.9
Orchards	Massachusetts	Apartments	51.6		57.7
Minneapolis Core Portfolio	Minnesota	Industrial	137.5		149.1
The Bridges	Minnesota	Apartment	48.8		63.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Property Name		Property Type	Fair Value at December 31,
	Location		2023		2022
The Knoll	Minnesota	Apartment	$31.5		$37.0
10 New Maple Avenue	New Jersey	Industrial	49.9		47.0
200 Milik Street	New Jersey	Industrial	67.9		76.2
Marketfair	New Jersey	Retail	84.7		90.5
South River Road Industrial	New Jersey	Industrial	236.5		265.5
21 Penn Plaza	New York	Office	223.5		284.0
780 Third Avenue	New York	Office	174.1	(1)	310.0	(1)
837 Washington Street	New York	Office	126.0		193.0
The Colorado	New York	Apartment	265.1		266.8
Alexander Place	North Carolina	Retail	39.6		40.4
Centric Gateway	North Carolina	Apartment	79.7		86.4
Winslow Bay Commons	North Carolina	Retail	53.0	(1)	49.9	(1)
The Cordelia	Oregon	Apartment	32.6		41.3
Sixth & Main	Oregon	Office	27.5		—
1619 Walnut Street	Pennsylvania	Retail	8.6		13.4
Overlook At King Of Prussia	Pennsylvania	Retail	48.7	(1)	54.7	(1)
Columbiana Station	South Carolina	Retail	48.6		46.9
Greene Crossing	South Carolina	Apartment	70.8		89.5
12 South	Tennessee	Apartment	35.8		38.6
Midway 840	Tennessee	Industrial	68.9		73.9
Pavilion at Turkey Creek	Tennessee	Retail	59.1		58.8
Southside at McEwen	Tennessee	Retail	50.0		52.5
Town and Country	Tennessee	Retail	33.4		38.2
3131 McKinney	Texas	Office	34.1		48.1
Carrington Park	Texas	Apartment	93.8	(1)	101.0
Chisolm Trail	Texas	Industrial	7.5		7.6
Churchill on the Park	Texas	Apartment	93.4	(1)	97.4
Cliffs at Barton Creek	Texas	Apartment	54.3		64.3
Dallas Industrial Portfolio	Texas	Industrial	427.0		371.8
Jackson Shaw Forward Portfolio: 46 Ranch	Texas	Industrial	65.5		77.7
Jackson Shaw Forward Portfolio: Centerpoint	Texas	Industrial	40.3		37.9
Jackson Shaw Forward Portfolio: Parc 20	Texas	Industrial	23.5		25.3
Lincoln Centre - Hilton Dallas	Texas	Hotel	91.8		87.6
Lincoln Centre	Texas	Office	419.9		543.7
Montecito Apartments	Texas	Apartment	48.0		54.7
Northwest Houston Industrial Portfolio	Texas	Industrial	96.6		97.8
Park 10 Distribution Center	Texas	Industrial	15.9		18.1
Park Creek Apartments	Texas	Apartment	55.2		59.7
Phoenician Apartments	Texas	Apartment	52.2		60.2
Pinnacle Industrial Portfolio	Texas	Industrial	115.0		123.0
Pinto Business Park	Texas	Industrial	161.9		177.3
San Montego Apartments	Texas	Apartment	68.6		72.9
The District on La Frontera	Texas	Apartment	113.1	(1)	124.0	(1)
The Maroneal	Texas	Apartment	64.0		72.7
Vista Station Office Portfolio	Utah	Office	82.5	(1)	119.5	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Property Name		Property Type	Fair Value at December 31,
	Location		2023		2022
8270 Greensboro Drive	Virginia	Office	$34.2		$43.8
Ashford Meadows Apartments	Virginia	Apartment	132.1	(1)	141.0
Creeks At Virginia Center	Virginia	Retail	48.8		52.6
Henley at Kingstowne	Virginia	Apartment	121.3	(1)	129.0	(1)
Plaza America	Virginia	Retail	82.5		100.1
The Ellipse at Ballston	Virginia	Office	50.9		70.3
The Palatine	Virginia	Apartment	135.2		144.0
Circa Green Lake	Washington	Apartment	93.4	(1)	107.0	(1)
Northwest RA Industrial Portfolio	Washington	Industrial	64.7		70.7
Pacific Coast Corporate Park	Washington	Industrial	83.7		88.5
Prescott Wallingford Apartments	Washington	Apartment	72.2		84.1
Rainier Corporate Park	Washington	Industrial	221.0		249.0
Regal Logistics Campus	Washington	Industrial	188.5		187.0
Union - South Lake Union	Washington	Apartment	115.0	(1)	136.0	(1)
1001 Pennsylvania Avenue	Washington, D.C.	Office	545.2		702.4	(1)
1401 H Street, NW	Washington, D.C.	Office	179.3	(1)	218.0	(1)
1900 K Street, NW	Washington, D.C.	Office	216.0	(1)	327.6	(1)
Mass Court	Washington, D.C.	Apartment	141.0		160.2
The Ashton	Washington, D.C.	Apartment	24.5		27.8
The Louis	Washington, D.C.	Apartment	139.1		165.1
(Cost $14,682.0 and $14,323.2)			$18,020.3		$20,444.0

REAL ESTATE JOINT VENTURES—24.9% and 24.0%

Entity/Property Name	Account Interest		Property Type	Fair Value at December 31,
		Location		2023		2022
TREA Cave Creek Investor Member LLC Lennar MFPV Cave Creek	90.00%	Arizona	Land	$27.0		$17.3
ARE-SD Region No 39 LLC 9625 Towne Centre Drive	49.90%	California	Office	—		77.3
TREA Campus Pointe 1, LLC Campus Pointe 1	45.00%	California	Office	176.2		235.9
TREA Campus Pointe 2 & 3, LLC Campus Pointe 2 & 3	45.00%	California	Office	221.0		200.6
ARE SD Region No 47 LLC Campus Pointe 4	45.00%	California	Land	57.2		48.7
TREA Campus Pointe 5, LLC Campus Pointe 5	45.00%	California	Office	33.8		37.1
ARE-SD Regions No 58, LLC Campus Pointe 6	45.00%	California	Office	142.0		172.8
Colorado Center LP Colorado Center	2.00%	California	Office	7.7	(2)	13.0	(2)
T-C Foundry Square II Venture LLC Foundry Square II	50.10%	California	Office	220.8		296.8
TREA The Forum at Carlsbad Investor Member The Forum at Carlsbad	50.00%	California	Retail	36.6	(2)	45.7	(2)
Valencia Town Center Associates LP Valencia Town Center	50.00%	California	Retail	0.2	(9)	4.9	(2)
TREA Florida Retail, LLC Florida Retail Portfolio	80.00%	Florida	Retail	127.3		131.7

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Entity/Property Name	Account Interest		Property Type	Fair Value at December 31,
		Location		2023		2022
West Dade County Associates Miami International Mall	50.00%	Florida	Retail	$10.6	(2)	$78.3	(2)
Florida Mall Associates Ltd The Florida Mall	50.00%	Florida	Retail	304.1	(2)	414.8	(2)
TREA European Investment Holdco LP Castleforbes	51.00%	Foreign	Land	16.4	(4)	20.4	(4)
TREA European Investment Holdco LP Present Made	95.00%	Foreign	Land	21.8	(2,4)	9.0	(5)
TREA Conyers Investor Member LLC Lennar MFPV Emblem at Conyers	90.00%	Georgia	Land	29.8		6.6
TREA MCC3 Investor Member LLC 735 Watkins Mill	50.00%	Maryland	Land	42.8		16.0
WP Project Developer LLC The Shops at Wisconsin Place	33.33%	Maryland	Retail	16.0		17.1
T-C 501 Boylston Street Venture LLC 501 Boylston	50.10%	Massachusetts	Office	131.3	(2)	179.8	(2)
One Boston Place REIT One Boston Place	50.25%	Massachusetts	Office	192.8		267.8
Fashion Show Holding I LLC Fashion Show	50.00%	Nevada	Retail	413.9	(2)	503.9	(2)
401 West 14th Associates LLC 401 West 14th Street	42.19%	New York	Retail	30.9	(2)	32.9	(2)
440 Ninth Avenue Holdings LLC 440 Ninth Avenue	88.52%	New York	Office	3.0	(2)	83.1	(2)
817 Broadway Holdings LLC 817 Broadway	61.46%	New York	Office	3.4	(2)	11.1	(2)
RGM 42 LLC MiMA	21.00%	New York	Apartment	36.3	(2)	51.7	(2)
TREA SV MOB Investor Member II LLC 355 West 52nd St	95.00%	New York	Office	42.2		45.5
MRA Hub 34 Holding LLC The Hub	95.00%	New York	Industrial	66.5	(2)	78.5	(2)
Crescent/TREA 101 North Tryon Venture LLC 101 North Tryon Street	85.00%	North Carolina	Office	24.0	(2)	49.3	(2)
TREA Carson Station Investor Member LLC Carson South End Co-GP Development	75.00%	North Carolina	Land	29.2		30.8
NAP Birkdale, LLC Birkdale Village	93.00%	North Carolina	Retail	146.3	(2)	143.0	(2)
TREA The Row at the Stadium Investor Member The Row at the Stadium	98.50%	South Carolina	Apartment	62.2		60.0
TREA Cane Bay Investor Member LLC Lennar MFPV Cane Bay Phase I	90.00%	South Carolina	Land	18.6		8.7
West Town Mall Joint Venture West Town Mall	50.00%	Tennessee	Retail	176.3		225.0
Four Oaks Venture LP Four Oaks Place	51.00%	Texas	Office	304.8	(2)	348.8	(2)
FW I-35 Logistics Center LLC I-35 Logistics Center	95.00%	Texas	Industrial	0.8	(9)	53.3
TREA Baytown 10 CC Investor Member LLC Archway Baytown Development	95.00%	Texas	Industrial	50.5		22.2
Juniper MOB Investment Venture, LLC Juniper MOB Portfolio	50.00%	Various	Office	185.5	(3)	213.8	(3)
TREA SV MOB Investor Member LLC Seavest MOB Portfolio	98.30%	Various	Office	229.8	(2,3)	257.9	(2,3)
TREA Sun Venture LLC Sun SYNC Venture	95.00%	Various	Apartment	102.3	(2,3)	128.9	(2,3)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Entity/Property Name	Account Interest		Property Type	Fair Value at December 31,
		Location		2023		2022
TREA SH Venture LLC Simpson Housing Portfolio	80.00%	Various	Apartment	$645.2	(2,3)	$768.9	(2,3)
Storage Portfolio I, LLC Storage Portfolio	66.02%	Various	Storage	224.9	(2,3)	230.6	(2,3)
Storage Portfolio II, LLC Storage Portfolio II	90.00%	Various	Storage	361.1	(2,3)	396.9	(2,3)
Storage Portfolio III JV LLC Storage Portfolio III	90.00%	Various	Storage	74.9	(3)	78.6	(3)
TREA Self Storage Investor Member IV LLC Storage Portfolio IV	90.00%	Various	Storage	491.8	(3)	517.6	(3)
TREA Self Storage Investor Member V LLC Storage Portfolio V	90.00%	Various	Storage	82.4	(3)	86.5	(3)
THP Student Housing, LLC THP Student Housing Portfolio	97.00%	Various	Apartment	258.6	(2,3)	248.6	(2,3)
TREA 4th and Madison Investor Member LLC Fourth and Madison	51.00%	Washington	Office	0.4	(9)	135.9	(2)
TOTAL REAL ESTATE JOINT VENTURES (Cost $5,645.7 and $5,738.1)				$5,881.2		$7,103.6

REAL ESTATE FUNDS—3.4% and 3.0%

		Fair Value at December 31,
Fund Name	Account Interest	2023	2022
Flagler-REA Healthcare Properties Partnership	90.00%	$21.0	$21.1
Grubb Southeast Real Estate Fund VI, LLC	66.70%	16.9	19.7
IDR - Core Property Index Fund, LLC	1.30%	36.7	44.0
JCR Capital - REA Preferred Equity Parallel Fund	31.10%	81.1	54.7
LCS SHIP Venture I, LLC	90.00%	142.5	227.6
Silverpeak NRE FundCo II LLC	90.00%	59.2	82.7
Silverpeak NRE FundCo LLC	90.00%	44.7	40.1
Silverpeak NRE REA FundCo III (LP)	90.00%	46.5	29.7
SP V - II, LLC	61.80%	76.5	102.5
Taconic New York City GP Fund	60.00%	15.9	24.7
Townsend Group Value-Add Fund	99.00%	194.9	173.6
Veritas Trophy VI, LLC	90.40%	56.5	73.0
TOTAL REAL ESTATE FUNDS (Cost $821.0 and $787.7)		$792.4	$893.4

REAL ESTATE OPERATING BUSINESS—2.9% and 2.2%
		Fair Value at December 31,
Fund Name	Account Interest	2023	2022
Colony Zeus Partners LP	14.70%	$685.9	$641.9
TOTAL REAL ESTATE OPERATING BUSINESS (Cost $390.8 and $355.0)		$685.9	$641.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—0.7% and 6.8%
U.S. GOVERNMENT AGENCY NOTES—0.2% and 3.0%

Principal		Issuer	Yield(6)	Maturity Date	Fair Value at December 31,
2023	2022				2023	2022
$—	$22.0	Farmer Mac Discount Notes	3.300%	1/3/2023	$—	$22.0
—	25.0	Farmer Mac Discount Notes	3.950%	1/3/2023	—	25.0
—	6.0	Federal Farm Credit Discount Notes	4.020%	1/4/2023	—	6.0
—	7.5	Federal Farm Credit Discount Notes	4.110%	1/6/2023	—	7.5
—	54.0	Federal Farm Credit Discount Notes	2.692%-4.118%	1/9/2023	—	54.0
—	23.9	Federal Farm Credit Discount Notes	4.950%	12/13/2023	—	24.0
—	54.2	Federal Home Loan Bank Discount Notes	3.894%-4.061%	1/3/2023	—	54.2
—	84.4	Federal Home Loan Bank Discount Notes	3.712%-4.081%	1/4/2023	—	84.4
—	45.4	Federal Home Loan Bank Discount Notes	3.915%-4.103%	1/5/2023	—	45.4
—	43.5	Federal Home Loan Bank Discount Notes	4.063%-4.155%	1/6/2023	—	43.5
—	1.3	Federal Home Loan Bank Discount Notes	4.140%	1/9/2023	—	1.3
—	50.0	Federal Home Loan Bank Discount Notes	2.640%	1/11/2023	—	50.0
—	64.9	Federal Home Loan Bank Discount Notes	1.866%-3.952%	1/13/2023	—	64.8
—	20.0	Federal Home Loan Bank Discount Notes	4.040%-4.188%	1/18/2023	—	20.0
—	9.9	Federal Home Loan Bank Discount Notes	4.065%-4.191%	1/20/2023	—	9.9
—	49.9	Federal Home Loan Bank Discount Notes	4.100%	1/25/2023	—	49.9
—	24.9	Federal Home Loan Bank Discount Notes	4.180%	2/3/2023	—	24.9
—	93.1	Federal Home Loan Bank Discount Notes	4.276%-4.303%	2/8/2023	—	93.2
—	69.0	Federal Home Loan Bank Discount Notes	4.276%-4.444%	2/10/2023	—	69.0
—	19.9	Federal Home Loan Bank Discount Notes	4.410%	2/17/2023	—	19.9
—	49.8	Federal Home Loan Bank Discount Notes	2.750%	2/27/2023	—	49.7
—	19.8	Federal Home Loan Bank Discount Notes	4.570%	3/24/2023	—	19.8
—	24.7	Federal Home Loan Bank Discount Notes	4.640%	4/14/2023	—	24.7
—	5.0	Federal Home Loan Bank Discount Notes	4.630%	7/20/2023	—	5.0
—	9.8	Federal National Mortgage Discount Notes	4.070%	7/10/2023	—	9.8
—	25.0	Tennessee Valley Authority Discount Notes	4.050%	1/11/2023	—	25.0
38.0	—	TVA Discount Note	5.361%-5.362%	12/20/2049	38.0	—
TOTAL U.S. GOVERNMENT AGENCY NOTES (Cost $38.0 and $902.9)					$38.0	$902.9
FOREIGN GOVERNMENT AGENCY NOTES—0.0% and 0.1%

Principal		Issuer	Yield(6)	Maturity Date	Fair Value at December 31,
2023	2022				2023	2022
$—	$2.5	Kommuninvest I Sverige	0.560%	7/5/2023	$—	$2.4
—	10.0	Swedish Export Credit	0.610%	11/10/2023	—	9.6
—	2.1	Japan Bank for International Cooperation	0.550%	4/15/2024	—	2.0
—	3.1	Swedish Export Credit	0.720%	10/7/2024	—	2.9
TOTAL FOREIGN GOVERNMENT AGENCY NOTES (Cost $0.0 and $17.7)					$—	$16.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

UNITED STATES TREASURY SECURITIES—0.5% and 1.9%

Principal		Issuer	Yield(6)	Maturity Date	Fair Value at December 31,
2023	2022				2023	2022
$—	$86.0	United States Treasury Bills	0.155%-0.168%	3/31/2023	$—	$85.1
—	25.0	United States Treasury Bills	0.160%	4/30/2023	—	24.7
—	20.0	United States Treasury Bills	0.160%	5/31/2023	—	19.6
—	189.7	United States Treasury Bills	0.238%-0.271%	6/30/2023	—	185.6
—	20.0	United States Treasury Bills	0.210%	7/31/2023	—	19.5
—	70.0	United States Treasury Bills	0.218%-0.220%	8/31/2023	—	67.9
—	25.0	United States Treasury Bills	0.370%	4/15/2024	—	23.6
—	25.0	United States Treasury Bills	0.380%	5/15/2024	—	23.5
—	49.8	United States Treasury Bills	0.391%-0.475%	6/15/2024	—	46.9
—	34.9	United States Treasury Bills	0.454%-0.471%	7/15/2024	—	32.8
—	44.9	United States Treasury Bills	0.480%	9/15/2024	—	41.9
—	1.0	United States Treasury Bills	2.190%	2/29/2024	—	1.0
—	1.9	United States Treasury Bills	3.510%	8/31/2024	—	1.9
94.0	—	United States Treasury Bills	5.327%-5.386%	1/2/2024	94.1	—
15.3	—	United States Treasury Bills	5.330%	1/4/2024	15.3	—
TOTAL UNITED STATES TREASURY SECURITIES (Cost $109.3 and $593.2)					$109.4	$574.0
CORPORATE BOND SECURITIES—0.0% and 1.8%

Principal		Issuer	Coupon Rate	Credit Rating(7)	Maturity Date	Fair Value at December 31,
2023	2022					2023	2022
$—	$10.3	Abbvie, Inc.	0.155%-5.780%	BBB+	11/21/2024	$—	$9.6
—	3.9	American Express Credit Account	3.490%	BBB+	5/3/2024	—	3.8
—	5.0	American Express Credit Account	4.110%	BBB+	8/1/2025	—	4.9
—	4.8	American Express Credit Account	0.290%	AAA	10/15/2025	—	4.7
—	3.9	American Express Credit Account	0.980%	AAA	11/15/2026	—	3.6
—	5.7	AmeriCredit Automobile Receivables Trust	0.810%	NR	8/18/2026	—	5.4
—	2.7	AmeriCredit Automobile Receivables Trust	0.560%	AAA	12/18/2026	—	2.6
—	3.1	American Honda Finance	0.610%	A-	10/10/2023	—	3.0
—	5.0	American Honda Finance	0.830%	A-	8/9/2024	—	4.7
—	5.0	Astrazeneca Finance, LLC	0.750%	A	5/28/2024	—	4.7
—	4.0	Banco Santander	0.730%	A+	6/30/2024	—	3.9
—	3.0	Bank of America Corporation	5.080%	A-	5/28/2024	—	3.0
—	2.1	Bank of America Corporation	1.250%	BBB+	8/26/2024	—	2.0
—	1.0	Bank of America Credit Card Trust	0.470%	AAA	9/15/2026	—	0.9
—	5.0	Bank of Montreal	0.730%	A-	7/9/2024	—	4.7
—	3.0	Bank of Nova Scotia	0.760%	A-	4/15/2024	—	2.8
—	5.0	Bank of Nova Scotia	0.460%	A-	9/15/2023	—	4.8
—	4.9	Barclays Dryrock Issuance	0.680%	AAA	7/15/2027	—	4.5
—	5.0	Baxter International, Inc.	1.430%	BBB	11/29/2024	—	4.7
—	5.0	Canadian Imperial Bank	0.630%	A-	12/14/2023	—	4.8
—	10.9	Canadian Pacific Railway	1.415%-2.868%	BBB+	12/2/2024	—	10.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Coupon Rate	Credit Rating(7)	Maturity Date	Fair Value at December 31,
2023	2022					2023	2022
$—	$5.0	Carmax Auto	0.810%	AAA	6/15/2026	$—	$4.7
—	2.4	Carmax Auto	0.600%	AAA	9/15/2026	—	2.3
—	4.8	Carmax Auto Owner Trust	0.550%	AAA	2/17/2026	—	4.6
—	8.2	Carvana Auto Receivables Trust	1.400%	AAA	1/11/2027	—	7.8
—	3.0	Cigna Corporation	0.550%	A-	7/15/2023	—	3.0
—	13.0	Citigroup Inc.	0.709%-0.869%	BBB+	10/30/2024	—	12.5
—	3.0	Citigroup Inc.	4.260%	BBB+	5/24/2025	—	2.9
—	2.9	Citigroup Inc.	5.500%	BBB+	1/25/2026	—	2.9
—	2.1	CNH Equipment Trust	0.470%	AAA	8/17/2026	—	2.0
—	3.3	CNH Equipment Trust	0.880%	AAA	12/15/2026	—	3.1
—	5.0	ConocoPhillips	2.590%	A-	3/7/2025	—	4.8
—	5.2	Credit Agricole London	1.120%	A-	10/4/2024	—	4.8
—	5.0	Credit Suisse New York	0.550%	A-	8/9/2023	—	4.8
—	5.0	Daimler Truck Financial	3.710%	BBB+	4/7/2025	—	4.8
—	5.0	Discover Card Execution Note Trust	0.640%	AAA	9/15/2026	—	4.7
—	7.7	DTE Energy Corporation	0.901%-0.904%	BBB	10/1/2024	—	7.1
—	5.0	DTE Energy Corporation	4.320%	BBB	11/1/2024	—	4.9
—	3.5	Enbridge, Inc.	0.600%	BBB+	10/4/2023	—	3.4
—	5.0	Enbridge, Inc.	2.290%	BBB+	2/16/2024	—	4.8
—	5.0	Equitable Financial Life	0.870%	A+	8/12/2024	—	4.6
—	5.0	European Investment Bank	0.520%	AAA	7/24/2024	—	4.7
—	4.8	Eversource Energy	0.963%	BBB+	10/1/2024	—	4.5
—	5.0	Fed Caisses Desjardins	0.760%	A-	5/21/2024	—	4.7
—	5.0	Ford Credit Auto	0.690%	AAA	10/15/2024	—	4.9
—	5.0	Ford Credit Auto	0.690%	AAA	12/15/2024	—	4.8
—	2.1	GM Financial Automobile	0.690%	AAA	5/20/2025	—	2.0
—	2.2	GM Financial	0.510%	AAA	6/16/2026	—	2.1
—	1.8	GM Financial	0.730%	AAA	9/16/2026	—	1.7
—	4.5	GM Financial	1.350%	AAA	11/16/2026	—	4.3
—	3.0	Goldman Sachs Group, Inc.	1.280%	BBB+	12/6/2023	—	2.9
—	2.1	Goldman Sachs Group, Inc.	0.860%	BBB+	2/20/2024	—	2.0
—	5.0	Goldman Sachs Group, Inc.	0.720%	BBB+	3/8/2024	—	4.9
—	8.5	Goldman Sachs Group, Inc.	0.666%-0.725%	BBB+	9/10/2024	—	8.2
—	5.0	Goldman Sachs Group, Inc.	0.980%	BBB+	10/21/2024	—	4.8
—	5.0	Goldman Sachs Group, Inc.	3.820%	BBB+	1/24/2025	—	4.9
—	7.0	GSK Consumer Healthcare	3.140%	BBB	3/24/2024	—	6.8
—	4.7	Honda Auto	0.350%	AAA	8/15/2025	—	4.6
—	3.5	Honda Auto	0.440%	AAA	11/18/2025	—	3.3
—	2.5	Honda Auto Receivables Owner Trust	0.940%	AAA	1/21/2026	—	2.4
—	3.3	HSBC Holdings PLC	0.770%	A-	8/17/2024	—	3.2
—	2.1	Hyundai Auto	0.400%	AAA	9/15/2025	—	2.0
—	3.0	Hyundai Capital America	0.950%	BBB+	6/14/2024	—	2.8
—	3.0	Hyundai Capital America	1.150%	BBB+	9/17/2024	—	2.8
—	10.2	Ing Groep Nv	0.615%-0.708%	A-	10/2/2023	—	9.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Coupon Rate	Credit Rating(7)	Maturity Date	Fair Value at December 31,
2023	2022					2023	2022
$—	$3.9	John Deere Owner Trust	0.560%	AAA	3/16/2026	$—	$3.7
—	5.2	Jpmorgan Chase & Co.	0.780%	A-	12/5/2024	—	4.9
—	5.0	Jpmorgan Chase & Co.	0.560%	A-	3/16/2024	—	4.9
—	3.0	Jpmorgan Chase & Co.	3.970%	A-	6/14/2025	—	2.9
—	10.0	KFW	0.560%	AAA	9/20/2024	—	9.3
—	1.3	Kia Corporation	1.180%	BBB+	4/16/2024	—	1.2
—	3.3	Kia Corporation	2.660%	BBB+	2/14/2025	—	3.1
—	1.9	Korea East-West Power Co., Ltd.	3.910%	AA	5/6/2025	—	1.8
—	2.9	Magna International of America, Inc.	5.700%	A-	6/15/2024	—	2.9
—	3.1	Marathon Petroleum Corporation	1.030%	BBB	9/15/2024	—	2.9
—	5.0	MetLife Global Funding I	0.630%	AA-	6/7/2024	—	4.7
—	5.0	MetLife Global Funding I	4.180%	AA-	8/25/2025	—	4.9
—	5.0	Mondelez International Holdings	0.870%	BBB	9/24/2024	—	4.6
—	5.1	Morgan Stanley	0.710%	BBB+	5/22/2023	—	5.0
—	5.0	Morgan Stanley	0.550%	A-	1/25/2024	—	5.0
—	1.7	Morgan Stanley	0.750%	A-	4/5/2024	—	1.6
—	5.0	Morgan Stanley	0.770%	A-	1/22/2025	—	4.7
—	5.0	Morgan Stanley	4.670%	A-	1/24/2025	—	4.9
—	7.0	National Rural Utilities Cooperative	1.120%	A-	10/18/2024	—	6.5
—	0.8	Natwest Markets PLC	0.930%	A-	8/12/2024	—	0.7
—	5.0	NBN Co. Ltd.	1.070%	AA	10/8/2024	—	4.6
—	3.0	New York Life Global Funding	0.610%	AA+	4/26/2024	—	2.8
—	5.0	New York Life Global Funding	3.760%	AA+	8/5/2025	—	4.8
—	5.0	Nextera Energy Capital	0.510%	BBB+	3/1/2023	—	5.0
—	3.0	Nextera Energy Capital	4.230%	BBB+	9/1/2024	—	3.0
—	8.6	Niagara Mohawk Power	1.020%	BBB+	10/1/2024	—	8.0
—	13.5	Oracle Corporation	0.818%-0.870%	BBB	11/15/2024	—	12.5
—	3.0	Phillips 66	0.840%	BBB+	2/15/2024	—	2.9
—	2.0	Pioneer Natural Resource	0.570%	BBB	5/15/2023	—	2.0
—	5.0	Principal Life Global Funding II	0.840%	A+	8/23/2024	—	4.6
—	5.0	Protective Life	0.840%	AA-	7/5/2024	—	4.7
—	5.5	Raytheon Tech Corporation	0.590%	A-	12/15/2023	—	5.3
—	5.0	Royal Bank of Canada	0.730%	A	7/29/2024	—	4.7
—	1.2	Santander Drive Auto Receivable	0.530%	AAA	8/15/2025	—	1.2
—	5.1	Societe Generale	1.350%	BBB	10/16/2024	—	4.7
—	5.0	Starbucks Corporation	4.530%	BBB+	2/14/2024	—	5.0
—	5.1	Sumitomo Mitsui Financial Group	0.650%	A-	10/16/2023	—	4.9
—	5.1	Sumitomo Mitsui Financial Group	0.980%	A-	9/27/2024	—	4.7
—	8.0	Thermo Fisher Scientific	1.310%	A-	10/18/2024	—	7.5
—	5.0	Toronto Dominion Bank	0.790%	A	9/10/2024	—	4.7
—	5.0	Toyota Auto	0.630%	AAA	11/17/2025	—	4.8
—	4.2	Toyota Auto	0.460%	AAA	1/15/2026	—	4.0
—	5.0	Toyota Motor Credit Corporation	4.730%	A+	1/13/2025	—	4.9
—	3.5	Trane Technologies Lux	1.030%	BBB	11/1/2024	—	3.3

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Coupon Rate	Credit Rating(7)	Maturity Date	Fair Value at December 31,
2023	2022					2023	2022
$—	$5.0	UBS AG London	0.770%	A+	8/9/2024	$—	$4.7
—	4.4	Verizon Master Trust	0.910%	AAA	5/20/2027	—	4.1
—	5.2	Verizon Communications	1.100%	BBB+	11/1/2024	—	4.9
—	3.8	Verizon Master Trust	1.070%	AAA	4/20/2028	—	3.6
—	6.5	Volkswagen Auto Loan Enhanced	1.090%	AAA	6/22/2026	—	6.2
—	11.3	Volkswagen Group America	0.942%-1.029%	BBB+	9/26/2024	—	10.5
—	3.0	Volkswagen Group America	0.720%	BBB+	11/22/2023	—	2.9
—	5.0	Wec Energy Group, Inc.	0.820%	BBB+	3/15/2024	—	4.7
—	2.5	World Omni Auto	0.450%	AAA	6/15/2026	—	2.4
—	3.0	World Omni Auto	0.470%	AAA	8/17/2026	—	2.9
—	5.0	World Omni Automobile	0.440%	AAA	8/15/2024	—	4.9
—	2.9	World Omni Auto Receivables Trust	0.870%	AAA	10/15/2026	—	2.7
TOTAL CORPORATE BOND SECURITIES (Cost $0.0 and $563.3)						$—	$536.4
LOANS RECEIVABLE—4.6% and 4.8%

Principal					Maturity Date	Fair Value at December 31,
2023	2022	Borrower	Property Type	Interest Rate(8)		2023	2022
$93.0	$93.0	311 South Wacker Mezzanine	Office	4.70% + LIBOR	3/7/2023	$—	$10.0
—	11.2	Blackstone RioCan Retail Portfolio Mezzanine	Retail	1.273% + SOFR	6/9/2023	—	11.2
60.0	60.0	River North Point Junior Mezzanine	Office	4.30% + LIBOR	7/9/2023	—	58.5
14.3	14.3	Five Oak Mezzanine	Office	2.35% + LIBOR	8/9/2023	—	14.0
17.1	17.1	Liberty Park Mezzanine	Office	4.37% + SOFR	11/9/2023	—	16.8
56.0	55.3	SCG Oakland Portfolio	Office	4.25% + LIBOR	4/28/2023	—	54.4
85.0	85.0	Park Avenue Tower Mezzanine	Office	4.46% + SOFR	3/9/2024	41.0	82.6
55.0	53.9	The Stratum Mezzanine & Senior Loan	Office	3.16% + LIBOR	5/9/2024	51.2	53.6
94.0	86.4	Spring House Innovation Park	Office	3.26% + SOFR	7/9/2024	93.7	86.4
139.3	139.3	Colony New England Hotel Portfolio Mezzanine & Senior Loan	Hotel	2.85% + SOFR	11/9/2024	139.3	134.9
41.5	41.5	1330 Broadway Mezzanine	Office	5.02% + SOFR	11/10/2024	—	40.4
31.2	33.9	Exo Apartments Mezzanine	Apartments	3.61% + SOFR	1/9/2025	31.1	33.9
134.1	131.6	Project Sonic Mezzanine & Senior Loan	Industrial	2.75% + SOFR	6/9/2025	133.6	130.6
170.9	170.9	One Biscayne Tower Mezzanine & Senior Loan	Office	3.75% + SOFR	7/9/2025	168.3	169.9
44.0	44.0	SoNo Collection Mezzanine	Retail	6.75% + SOFR	8/6/2025	42.8	44.0
100.0	100.0	Charles River Plaza North Mezzanine	Office	6.080%	8/6/2025	95.8	95.7
104.7	95.3	Reserve at Chino Hills	Apartments	2.40% + SOFR	8/9/2025	103.9	95.3
—	68.5	Sixth & Main Mezzanine & Senior Loan	Office	3.85% + LIBOR	11/9/2025	—	68.5
77.6	77.6	San Diego Office Portfolio Mezzanine & Senior Loan	Office	2.45% + SOFR	8/9/2026	75.4	76.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal					Maturity Date	Fair Value at December 31,
2023	2022	Borrower	Property Type	Interest Rate(8)		2023	2022
$20.0	$20.0	Aspen Lake Office Portfolio Mezzanine	Office	8.250%	3/11/2028	$17.4	$18.9
94.8	95.0	Merritt on the River Office Portfolio Mezzanine	Office	8.000%	8/1/2028	42.4	75.1
51.2	52.2	Sol y Luna Mezzanine	Apartments	6.550%	1/6/2030	46.5	47.6
TOTAL LOANS RECEIVABLE (Cost $1,483.7 and $1,546.0)						$1,082.4	$1,418.7
LOANS RECEIVABLE WITH RELATED PARTIES—0.4% and 0.2%

Principal					Maturity Date	Fair Value at December 31,
2023	2022	Borrower	Property Type	Interest Rate(8)		2023	2022
$36.5	$36.5	MRA Hub 34 Holding, LLC	Office	2.50% + LIBOR	8/26/2024	$36.5	$36.5
32.9	32.9	THP Student Housing, LLC	Apartments	3.200%	9/30/2024	32.9	32.9
0.5	0.5	MRA 34 LLC	Office	3.75% + LIBOR	9/17/2024	0.5	0.5
4.4	—	MR MCC 3 Sponsor, LLC	Land	6.000%	12/1/2025	4.4	—
27.7	—	THP Student Housing, LLC	Apartments	6.100%	6/30/2026	27.0	—
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES (Cost $102.0 and $69.9)						$101.3	$69.9
TOTAL INVESTMENTS (Cost $23,272.5 and $24,897.0)						$26,710.9	$32,601.7
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
(9)Represents residual equity value of the joint venture investment after property disposition.

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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act, under the supervision and with the participation of our PEO and PFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon management’s review, the PEO and the PFO concluded with reasonable assurance that the registrant’s disclosure controls and procedures were effective as of December 31, 2023.
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
Management has made a comprehensive review, evaluation, and assessment of the Account’s internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management has concluded that as of December 31, 2023, the Account’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
ITEM 9B. OTHER INFORMATION
While the Account has no officers, directors, or employees, none of the directors or officers of TIAA responsible for the management of the Account adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) in respect of the Account during the quarterly period covered by this report.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENTS INSPECTION
Not applicable.

PART III

ITEMS 10 AND 11. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT; EXECUTIVE COMPENSATION.
The TIAA Real Estate Account has no officers or directors. Rather, TIAA officers, under the direction and control of the Board, manage the investment of the Account's assets, following investment management procedures that TIAA has adopted for the Account. No TIAA Trustee or executive officer receives compensation from the Account. The Trustees and certain executive officers of TIAA as of March 1, 2024, their years of birth ("YOB") and their principal occupations during at least the past five years, are as follows:
Trustees
James R. Chambers (Chairman of the TIAA Board of Trustees), YOB: 1957
Director, President and Chief Executive Officer (2013 to 2016), and Special Advisor, Board (2016), Weight Watchers International, Inc. Chairman (2018 to 2022), Director (2012 to present), Big Lots, Inc. Finance and Investment Committee Member (2021 to present), Atlantic Health Systems. Strategic Advisor to the Board, Ocean Spray (2022 to present).
Priya Abani, YOB: 1975
President, Chief Executive Officer and Director, Alive Cor Inc. (2019 to present). General Manager, Alexa Voice Service team, Amazon, Inc. (2016 to 2019). Director, Jacobs Engineering Group, Inc. (2021 to present).
Samuel R. Bright, YOB: 1984
Vice President and General Manager of Google Play at Google (2023 to present). Chief Product and Experience Officer, Upwork (2020 to 2022). Vice President, General Manager – Verticals (2019 to 2020); Vice President, Soft Goods (2018 to 2019); Senior Director, Art & Collectibles (2016 to 2018); and a series of other M&A and Strategic Partnership roles (2012 to 2016), eBay. President and Board Member of certain Upwork subsidiaries (2021 to 2022). Advisory Council Member, Smithsonian National Postal Museum (2019 to 2023). Board Member, Benetech (2016 to 2021).
Jason E. Brown, YOB: 1978
CEO, MRO Corp. (2022 to present). CEO, Discovery Health Partners (2018 to 2022). President, Evolent Health (2014 to 2018). Board Member, YMCA Chicago (2019 to present).
Jeffrey R. Brown, YOB: 1968
Josef and Margot Lakonishok Professor of Business and Dean of the Gies College of Business at the University of Illinois at Urbana-Champaign (2015 to present). Chair (2019 to present) and Member (2016 to present), Board of Managers of Illinois Global Gateway, LLC. Member, Board of Managers of University of Illinois Research Park (2019 to present). Board Member, Illinois Ventures, LLC (2022 to present). Member, Board of Managers, Brown Eagle Investments, LLC (2018 to present). Board Member (2020 to present), Executive Vice Chair (2022 to present), and President (2023 to present), Prairielands Council, Scouting BSA. Advisory Board Member, Academic Engagement Network (2018 to present), Tax Policy Center (2013 to present), and Aspen Institute Leadership Forum on Retirement Savings (2020 to present).
Lisa W. Hess, YOB: 1955
President and Managing Partner, SkyTop Capital (2010 to 2020). Director, Radian Group, Inc. (2011 to present). Director, TIAA, FSB (a wholly owned subsidiary of TIAA) (2015 to 2023). Trustee, John Simon Guggenheim Memorial Foundation (2023 to present). Trustee, New York Society Library (2023 to present).
Edward M. Hundert, M.D., YOB: 1956
Daniel D. Federman, M.D. Professor in Residence of Global Health and Social Medicine and Medical Education, Harvard Medical School (2014 to present). Senior Advisor, Huron Consulting Group (2023 to present). Dean for Medical Education, Associate Director of the Center for Bioethics, Harvard Medical School (2014 to 2023). Faculty member, Massachusetts General Hospital Center for Law, Brain and Behavior (2011 to 2023).
Gina L. Loften, YOB: 1965
Chief Technology Officer for the US at Microsoft Corporation (2019 to 2021). Chief Technology Officer for IBM North American Consulting Services (2018 to 2019), Chief Innovation Officer for IBM (2015 to 2018). Director, TTEC (2021 to present). Director, Thoughtworks (2021 to present). Director, Foursquare (2021 to present). Board Member, Modernizing Medicine (2021 to present). Director, Interwell Health (2022 to present). Director, NC School of Science and Mathematics Foundation (2021 to present). Board Member, North Carolina A&T Foundation (2023 to present). Trustee, North Carolina

AT&T State University (2023 to present). Advisory Board Member, North Carolina A&T School of Engineering (2021 to 2023). Director, DECODE (2021 to present).
Maureen O’Hara, YOB: 1953
Vice President & General Counsel (2019 to present) and General Counsel (2014 to 2019), Princeton University. Trustee, Barnard College (2019 to 2023). Trustee, Legal Services of New Jersey (2020 to present). Director, National Association of Women Lawyers (2022 to present). Member, Presidential Commission on White House Fellowships (2021 to present).
Ramona E. Romero, YOB: 1962
Founder and CEO, Kim M. Sharan, LLC (2014 to present). Consultant, The Council (2021 to 2023). Co-Founder, Connective Partners (2022 to present). Managing Partner and CEO, The Acelera Connective (2022 to present). Board Member, Partner Here (2014 to present). Director, Ag Resource Management (2023 to present). Executive Advisor, Own the Room (2016 to 2023). Advisory Board Member, Hearsay Social (2019 to 2021). Advisory Board Member, Yext (2016 to 2018 and 2021 to 2022). Advisory Board Member, Vera Health (2021 to 2023). Director, TIAA FSB (a wholly-owned subsidiary of TIAA) (2020 to 2023). Director, TIAA, Trust, N.A. (a wholly-owned subsidiary of TIAA) (2023 to present). Board Member, Council for Economic Education (2021 to 2023). Member, Women’s Forum New York (2012 to present).
Kim M. Sharan, YOB: 1957
President and CEO of the W.K. Kellogg Foundation (2014 to present). Board Member, Kellogg Company, Chair of the W.K. Kellogg Trust (2014 to present). Director, Bronson Healthcare Group (2011 to present). Board Member, Detroit Regional Partnership (2019 to present). Trustee, Upjohn Institute for Employment Research (2022 to present).
La June Montgomery Tabron, YOB: 1962
R.W. Purcell Professor of Finance, Johnson Graduate School of Management, Cornell University (1992 to present), where she has taught since 1979. Professor of Finance, University of Technology Sydney (2016 to 2018). Director, National Bureau of Economic Research (2021 to present). Executive Advisor, Symbiont (2015 to 2023). Executive Advisor, Ava Labs, Inc. (2019 to present). Executive Advisor, BMLL Technologies (2022 to present).
Officer—Trustees
Thasunda Brown Duckett, YOB: 1973
President and Chief Executive Officer of TIAA (2021 to present).
Prior positions: Chief Executive Officer, Consumer Banking (2016 to 2021) and Chief Executive Officer, Chase Auto Finance (2013 to 2016) at JPMorgan Chase & Co. Director, Nike, Inc. (2019 to present). Director, Brex (2022 to present).
Other TIAA Executive Officers
Colbert Narcisse, YOB: 1965
Senior Executive Vice President, Chief Product and Business Development Officer, TIAA; President and Chief Executive Officer, College Retirement Equities Fund and TIAA Separate Account VA-1; Manager, TIAA-CREF Individual & Institutional Services, LLC. Prior positions: Executive Vice President, National Wealth Advisory Services; Senior Managing Director, National Wealth Advisory Services, TIAA. Managing Director and the Head of International Wealth Management at Morgan Stanley (2017 to 2019).
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
Audit Committee Financial Experts
On February 15, 2024, the Board of Trustees of TIAA determined that Jeffrey R. Brown, Lisa W. Hess, La June Montgomery Tabron and Maureen O’Hara qualify as Audit Committee Financial Experts. Each such Trustee is independent (as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934) and has not accepted, directly or indirectly, any consulting, advisory or other compensatory fee from TIAA, other than in his or her capacity as Trustee.
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
Liquidity Guarantee. If the Account’s liquid assets and its cash flow from operating activities and participant transactions are insufficient to fund redemption requests, the TIAA general account has agreed to purchase liquidity units. TIAA thereby guarantees that a participant can redeem accumulation units at their net asset value next determined. For the year ended December 31, 2023, the Account expensed $73.9 million for this liquidity guarantee from TIAA through a daily deduction from the net assets of the Account.
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
For the year ended December 31, 2023, the Account expensed $83.2 million for investment management services. There were no charges for mortality and expense risks provided/borne by TIAA for the current year. For the same period, the Account expensed $87.2 million for administrative and distribution services provided by TIAA and Services.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PricewaterhouseCoopers LLP (“PwC”) performs independent audits of the registrant’s consolidated financial statements. To maintain auditor independence and avoid even the appearance of conflicts of interest, the registrant, as a policy, does not engage PwC for management advisory or consulting services.
Audit Fees. PwC’s fees for professional services rendered for the audits of the registrant’s annual consolidated financial statements for the years ended December 31, 2023 and 2022 and review of consolidated financial statements included in the registrant’s quarterly reports were $1.4 million and $1.3 million respectively.
Audit-Related Fees. The registrant had no audit-related services for the years ended December 31, 2023 and 2022.
Tax Fees. PwC had no tax fees with respect to registrant for the years ended December 31, 2023 and 2022.
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
(E)
(1) Form of Trust Company Retirement Choice Contract[10] (2) Form of Trust Company Retirement Choice Certificate[10] (3)Form of Trust Company Retirement Choice Contract[25]
(4) Form of Trust Company Retirement Choice Certificate[26]

(F)
(1) Form of Trust Company Retirement Choice Plus Certificate[11] (2) Form of Trust Company Retirement Choice Plus Contract[11] (3) Form of Trust Company Retirement Choice Plus Contract[27]
(4) Form of Trust Company Retirement Choice Plus Certificate[28]

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
(101)
The following financial information from the annual report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Assets and Liabilities, (ii) the Statements of Operations, (iii) the Statements of Changes in Net Assets, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements. Any other required schedule has been omitted because the schedule is not applicable to the registrant.**

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
(24)Previously filed and incorporated by reference to Exhibit 4(C)(2) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 9, 2023 (File No. 33-92990).
(25)Previously filed and incorporated by reference to Exhibit 4(E)(3) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 9, 2023 (File No. 33-92990).
(26)Previously filed and incorporated by reference to Exhibit 4(E)(4) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 9, 2023 (File No. 33-92990).
(27)Previously filed and incorporated by reference to Exhibit 4(F)(3) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 9, 2023 (File No. 33-92990).

(28)Previously filed and incorporated by reference to Exhibit 4(F)(4) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 9, 2023 (File No. 33-92990).
(29)Previously filed and incorporated herein by reference to Exhibit 10(C) to the Account’s Quarterly Report on Form 10-Q, filed with the Commission on August 5, 2022 (File No. 33-92990).
(30)Previously filed and incorporated by reference to Exhibit 10(C) to the Account’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and filed with the Commission on August 4, 2023 (File No. 33-92990).
ITEM 16. FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 14th day of March, 2024.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

March 14, 2024		/s/ Colbert Narcisse
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

Signature	Title	Date
/s/ THASUNDA BROWN DUCKETT	President and Chief Executive Officer of Teachers Insurance and Annuity Association of America and Trustee	March 14, 2024
/s/ COLBERT NARCISSE	Senior Executive Vice President, Chief Product & Business Development Officer, Teachers Insurance and Annuity Association of America (Principal Executive Officer)	March 14, 2024
/s/ CHRISTOPHER BARAKS	Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)	March 14, 2024
/s/ JAMES R. CHAMBERS	Chairman of the Board of Trustees	March 14, 2024
/s/ PRIYA ABANI	Trustee	March 14, 2024
/s/ SAMUEL R. BRIGHT	Trustee	March 14, 2024
/s/ JASON E. BROWN	Trustee	March 14, 2024
/s/ JEFFREY R. BROWN	Trustee	March 14, 2024
/s/ LISA W. HESS	Trustee	March 14, 2024
/s/ EDWARD M. HUNDERT, M.D.	Trustee	March 14, 2024
/s/ GINA L. LOFTEN	Trustee	March 14, 2024
/s/ MAUREEN O’HARA	Trustee	March 14, 2024
/s/ RAMONA E. ROMERO	Trustee	March 14, 2024
/s/ KIM M. SHARAN	Trustee	March 14, 2024
/s/ LA JUNE MONTGOMERY TABRON	Trustee	March 14, 2024

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT
Because the Registrant has no voting securities, nor its own management or board of directors, no annual report or proxy materials will be sent to contract owners holding interests in the Account.