Form 10-Q
period 2024-06-30
TIAA REAL ESTATE ACCOUNT
filed 2024-08-06
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2024.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to __________
Commission file number: 33-92990; 333-277927
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
Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐  No ☒

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)
(In millions, except per accumulation unit amounts)

	June 30,	December 31,
	2024	2023

ASSETS
Investments, at fair value:
Real estate properties (cost: $14,149.7 and $14,682.0)	$16,614.9	$18,020.3
Real estate joint ventures (cost: $5,883.0 and $5,645.7)	5,794.4	5,881.2
Real estate funds (cost: $792.7 and $821.0)	731.8	792.4
Real estate operating business (cost: $392.2 and $390.8)	730.5	685.9
Marketable securities (cost: $140.7 and $147.3)	140.6	147.4
Loans receivable (principal: $1,352.1 and $1,483.7)	975.8	1,082.4
Loans receivable with related parties (principal: $102.1 and $102.0)	101.5	101.3
Total investments (cost: $22,812.5 and $23,272.5)	$25,089.5	$26,710.9
Cash and cash equivalents	91.7	58.8
Due from investment manager	7.1	15.8
Other	421.9	395.0
TOTAL ASSETS	$25,610.2	$27,180.5
LIABILITIES
Loans payable, at fair value (principal outstanding: $1,749.5 and $1,922.6)	1,707.3	1,862.5
Line of credit, at fair value (principal outstanding: $153.0 and $463.0)	153.0	463.0
Other unsecured debt, at fair value (principal outstanding: $900.0 and $900.0)	868.0	881.6
Accrued real estate property expenses	325.8	286.2
Other	30.3	68.3
TOTAL LIABILITIES	$3,084.4	$3,561.6
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	22,056.8	23,110.4
Annuity Fund	469.0	508.5
TOTAL NET ASSETS	$22,525.8	$23,618.9
NUMBER OF ACCUMULATION UNITS OUTSTANDING	47.9	48.0
NET ASSET VALUE, PER ACCUMULATION UNIT	$460.067	$481.054

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
INVESTMENT INCOME
Real estate income, net:
Rental income	$334.8	$337.0	$684.9	$671.5
Real estate property level expenses and taxes:
Operating expenses	85.3	88.9	175.8	168.3
Real estate taxes	51.9	54.4	103.0	107.8
Interest expense	22.0	23.3	44.4	46.5
Total real estate property level expenses	159.2	166.6	323.2	322.6
Real estate income, net	175.6	170.4	361.7	348.9
Income from real estate joint ventures	41.3	47.4	83.8	100.7
Income from real estate funds	0.7	3.9	9.1	10.5
Interest income	27.0	38.3	57.9	78.6
TOTAL INVESTMENT INCOME	244.6	260.0	512.5	538.7
Expenses:
Investment management charges	26.2	19.8	46.8	41.6
Administrative charges	14.5	23.2	34.7	35.1
Distribution charges	4.1	1.3	7.8	6.1
Liquidity guarantee charges	15.9	18.9	32.1	38.8
Interest expense	15.2	19.0	32.2	30.4
TOTAL EXPENSES	75.9	82.2	153.6	152.0
INVESTMENT INCOME, NET	168.7	177.8	358.9	386.7
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments:
Real estate properties	(176.0)	—	(111.5)	—
Real estate joint ventures	(10.1)	42.1	(17.9)	42.1
Real estate funds	(8.4)	13.9	4.6	13.9
Foreign currency exchange on forward contracts	—	(2.9)	—	(2.9)
Marketable securities	(0.1)	(16.5)	(0.1)	(35.6)
Loans receivable	0.1	—	(138.9)	—
Loans payable	—	—	—	—
Net realized (loss) gain on investments	(194.5)	36.6	(263.8)	17.5
Net change in unrealized gain (loss) on:
Real estate properties	(227.2)	(945.4)	(873.1)	(1,432.8)
Real estate joint ventures	(97.8)	(393.0)	(284.5)	(770.3)
Real estate funds	(16.6)	(39.8)	(32.3)	(28.8)
Real estate operating business	(12.8)	1.2	43.2	(4.7)
Foreign currency exchange on forward contracts	—	2.8	—	2.3
Marketable securities	(0.1)	18.4	(0.1)	47.1
Loans receivable	(18.9)	(116.3)	25.0	(159.3)
Loans receivable with related parties	(0.4)	—	0.1	—
Loans payable	(9.1)	(15.9)	(17.9)	(22.7)
Other unsecured debt	3.7	5.6	13.5	(1.3)
Net change in unrealized loss on investments and debt	(379.2)	(1,482.4)	(1,126.1)	(2,370.5)
NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS AND DEBT	(573.7)	(1,445.8)	(1,389.9)	(2,353.0)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(405.0)	$(1,268.0)	$(1,031.0)	$(1,966.3)
See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions, Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
FROM OPERATIONS
Investment income, net	$168.7	$177.8	$358.9	$386.7
Net realized (loss) gain on investments	(194.5)	36.6	(263.8)	17.5
Net change in unrealized loss on investments and debt	(379.2)	(1,482.4)	(1,126.1)	(2,370.5)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	(405.0)	(1,268.0)	(1,031.0)	(1,966.3)
FROM TRANSACTIONS BY CONTRACT OWNERS AND TIAA
Premiums	763.7	539.8	1,434.5	1,050.4
Purchase of liquidity units by TIAA	51.0	—	293.7	—
Annuity payments	(11.2)	(13.8)	(24.5)	(28.2)
Death benefits	(40.3)	(40.9)	(76.4)	(78.2)
Withdrawals	(802.0)	(1,269.3)	(1,689.4)	(2,637.7)
NET DECREASE IN NET ASSETS RESULTING FROM TRANSACTIONS BY CONTRACT OWNERS AND TIAA	(38.8)	(784.2)	(62.1)	(1,693.7)
NET DECREASE IN NET ASSETS	(443.8)	(2,052.2)	(1,093.1)	(3,660.0)
NET ASSETS
Beginning of period	22,969.6	28,050.3	23,618.9	29,658.1
End of period	$22,525.8	$25,998.1	$22,525.8	$25,998.1

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(1,031.0)	$(1,966.3)
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	263.8	(17.5)
Net change in unrealized loss on investments and debt	1,126.1	2,370.5
Purchase of real estate properties	—	(0.3)
Capital improvements on real estate properties	(157.1)	(181.1)
Proceeds from sales of real estate properties	396.1	—
Purchases of other real estate investments	(263.5)	(156.7)
Proceeds from other real estate investments	79.3	159.7
Purchases and originations of loans receivable	(9.2)	(16.5)
Purchases and originations of loans receivable with related parties	(0.1)	(31.1)
Proceeds from payoffs of loans receivable	1.9	11.4
Decrease in other investments	6.7	1,402.4
Net change in due to/from investment manager	8.7	(7.2)
Increase in other assets	(28.7)	(10.0)
Increase (Decrease) in other liabilities	13.3	(17.6)
NET CASH PROVIDED BY OPERATING ACTIVITIES	406.3	1,539.7
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	121.0	—
Payments on line of credit	(431.0)	—
Proceeds from issuance of unsecured debt	—	400.0
Mortgage loan proceeds received	2.5	100.0
Payments of mortgage loans	(5.6)	(345.1)
Premiums	1,434.5	1,050.4
Purchase of liquidity units by TIAA	293.7	—
Annuity payments	(24.5)	(28.2)
Death benefits	(76.4)	(78.2)
Withdrawals	(1,689.4)	(2,637.7)
NET CASH USED IN FINANCING ACTIVITIES	(375.2)	(1,538.8)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	31.1	0.9
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period cash, cash equivalents and restricted cash	96.0	117.0
Net increase in cash, cash equivalents and restricted cash	31.1	0.9
End of period cash, cash equivalents and restricted cash	$127.1	$117.9
SUPPLEMENTAL DISCLOSURES:
Loan assignment as part of a real estate disposition	170.0	$—
Cash paid for interest	$88.9	$38.9
Property assumed as part of a deed-in-lieu of foreclosure agreement	$33.1	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	As of June 30,
	2024	2023
Cash and cash equivalents	$91.7	$82.2
Restricted cash(1)	35.4	35.7
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$127.1	$117.9
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
Interim Financial Information: The Consolidated Financial Statements of the Account as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Account’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).
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
The Accumulation Unit Value (“AUV”) used for financial reporting purposes may differ from the AUV used for processing transactions. The AUV used for financial reporting purposes includes security and contract owner transactions, as well as purchases and sales of liquidity units by TIAA, effective through the period end date to which this report relates. Total return is computed based on the AUV used for processing transactions.
Significant Accounting Policy Updates: There were no changes to the Account’s significant accounting policies as described in the Account’s 2023 Form 10-K.
Recent Accounting Pronouncements: In March 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or "Update") 2023-01—Leases (Topic 842): Common Control Arrangements. The amendments in this Update provide a practical expedient for private companies and not-for-

profit entities that are not conduit bond obligors to use the written terms and conditions of a common control arrangement to determine: (1) Whether a lease exists and, if so, (2) The classification of and accounting for that lease. The practical expedient may be applied on an arrangement-by-arrangement basis. If no written terms and conditions exist, an entity is prohibited from applying the practical expedient and must evaluate the enforceable terms and conditions to apply FASB’s Accounting Standards Classification (“ASC”) Topic 842. In addition, the ASU requires all entities (that is, including public companies) to amortize leasehold improvements associated with common control leases over the useful life to the common control group. Lastly, leasehold improvements should be accounted for as a transfer between entities under common control through an adjustment to equity (or net assets for not-for-profit entities) if, and when, the lessee no longer controls the use of the underlying asset. Additionally, those leasehold improvements are subject to the impairment guidance in ASC Topic 360, Property, Plant, and Equipment. The amendments in this Update were effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. There was no material impact as a result of the adoption of this guidance on January 1, 2024 to the Account.
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
Pursuant to its existing liquidity guarantee obligation, during the second quarter ended June 30, 2024, the TIAA General Account purchased 0.1 million liquidity units issued by the Account, for a total of $51.0 million. Since August 31, 2023, the TIAA General Account has purchased a cumulative total of 1.8 million liquidity units issued by the Account, amounting to $911.3 million. The independent fiduciary, which has the right to adjust the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”), has established the trigger point at 45% of the outstanding accumulation units. As of June 30, 2024, the TIAA General Account owned approximately 3.86% of the outstanding accumulation units of the Account. The independent fiduciary will continue to monitor TIAA's ownership interest in the Account and provide further recommendations as necessary.
Expenses for the services and fees described above are identified as such in the accompanying Consolidated Statements of Operations and are further identified as "Expenses" in Note 12—Financial Highlights.

The Account has loans receivable outstanding with related parties as of June 30, 2024. Two of the loans are with a joint venture partner and the other loans are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies of the Account's 2023 Form 10-K. References to “SOFR” in the table below and elsewhere in these Notes mean the Secured Overnight Financing Rate, a benchmark interest rate based on the U.S. Treasury bond repurchase market that has largely replaced the discontinued LIBOR (London Interbank Offered Rate) for U.S. dollar-denominated instruments. The following table presents the key terms of the loans as of the reporting date (in millions):

		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
Principal						June 30, 2024	December 31, 2023
2024	2023

36.5	36.5	MRA Hub 34 Holding, LLC	95.00%	2.50% + SOFR	8/26/2024	$36.5	$36.5
32.9	32.9	THP Student Housing, LLC	97.00%	3.20%	9/30/2024	32.8	32.9
0.5	0.5	MRA 34 LLC	—%	3.75% + LIBOR	8/26/2024	0.5	0.5
4.5	4.4	MR MCC 3 Sponsor, LLC	—%	6.00%	12/1/2025	4.5	4.4
27.7	27.7	THP Student Housing, LLC	97.00%	6.10%	6/30/2026	27.2	27.0
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						$101.5	$101.3
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
As of June 30, 2024, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry.
The Account’s wholly-owned real estate investments and investments in joint ventures are primarily located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of June 30, 2024:

Diversification by Fair Value(1)
	West(2)	South(3)	East(4)	Midwest(5)	Foreign(6)	Total
Industrial	17.1%	9.1%	2.8%	2.0%	—%	31.0%
Apartment	8.1%	10.8%	7.9%	1.1%	—%	27.9%
Office	6.7%	6.1%	9.3%	0.2%	—%	22.3%
Retail	3.8%	4.2%	3.2%	0.7%	—%	11.9%
Other(7)	2.4%	2.4%	1.7%	0.2%	0.2%	6.9%
Total	38.1%	32.6%	24.9%	4.2%	0.2%	100.0%

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

Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2051. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, as of June 30, 2024 and December 31, 2023 are as follows (in millions):

	As of
Years Ended	June 30, 2024		December 31, 2023
2024	$328.9	(1)	$693.3
2025	619.9		631.7
2026	540.8		542.1
2027	451.3		447.6
2028	359.9		350.3
Thereafter	1,183.3		1,129.7
Total	$3,484.1		$3,794.7
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
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (in millions):

	As of
	June 30, 2024	December 31, 2023

Assets:
Right-of-use assets, at fair value	$37.9	$39.4
Liabilities:
Ground lease liabilities, at fair value	$37.9	$39.4
Key Terms:
Weighted-average remaining lease term (years)	63.9	63.7
Weighted-average discount rate(1)	8.63%	8.19%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.
For the six months ended June 30, 2024 and 2023, operating lease costs related to ground leases were $1.2 million, respectively. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (in millions):

	As of
	June 30, 2024		December 31, 2023
Years Ended
2024	$1.3	(1)	$2.5
2025	2.6		2.5
2026	2.7		2.6
2027	2.7		2.6
2028	2.7		2.6
Thereafter	458.2		434.2
Total	$470.2		$447.0
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
•Level 3 fair value inputs reflect our best estimate of inputs and assumptions market contract owners would use in pricing an asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation estimate.
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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2024
Real estate properties	$—	$—	$16,614.9	$16,614.9
Real estate joint ventures	—	—	5,794.4	5,794.4
Real estate operating business	—	—	730.5	730.5
Marketable securities:
U.S. government agency notes	—	140.6	—	140.6
Loans receivable(1)	—	—	1,077.3	1,077.3
Loans payable	—	—	(1,707.3)	(1,707.3)
Line of credit	—	—	(153.0)	(153.0)
Other unsecured debt	—	(868.0)	—	(868.0)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2023
Real estate properties	$—	$—	$18,020.3	$18,020.3
Real estate joint ventures	—	—	5,881.2	5,881.2
Real estate operating business	—	—	685.9	685.9
Marketable securities:
U.S. government agency notes	—	38.0	—	38.0
U.S. treasury securities	—	109.4	—	109.4
Loans receivable(1)	—	—	1,183.7	1,183.7
Loans payable	—	—	(1,862.5)	(1,862.5)
Line of credit	—	—	(463.0)	(463.0)
Other unsecured debt	—	(881.6)	—	(881.6)
(1) Includes loans receivable with related parties.
The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2024 and 2023 (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the three months ended June 30, 2024
Beginning balance April 1, 2024	$17,362.6	$5,748.8	$743.3	$1,093.6	$24,948.3	$(1,870.1)	$(316.0)
Total realized and unrealized losses included in changes in net assets (1)	(403.2)	(107.9)	(12.8)	(19.2)	(543.1)	(9.1)	—
Purchases(2)	63.1	153.9	—	3.4	220.4	(1.0)	(90.0)
Sales	(407.6)	—	—	—	(407.6)	—	—
Settlements(4)	—	(0.4)	—	(0.5)	(0.9)	172.9	253.0
Ending balance June 30, 2024	$16,614.9	$5,794.4	$730.5	$1,077.3	$24,217.1	$(1,707.3)	$(153.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the six months ended June 30, 2024
Beginning balance January 1, 2024	$18,020.3	$5,881.2	$685.9	$1,183.7	$25,771.1	$(1,862.5)	$(463.0)
Total realized and unrealized (losses) gains included in changes in net assets (1)	(984.6)	(302.4)	43.2	(113.8)	(1,357.6)	(17.9)	—
Purchases(2)	145.3	226.0	1.4	9.3	382.0	(2.5)	(121.0)
Sales	(566.1)	—	—	—	(566.1)	—	—
Settlements(4)	—	(10.4)	—	(1.9)	(12.3)	175.6	431.0
Ending balance June 30, 2024	$16,614.9	$5,794.4	$730.5	$1,077.3	$24,217.1	$(1,707.3)	$(153.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Other Unsecured Debt
For the three months ended June 30, 2023
Beginning balance April 1, 2023	$20,057.9	$6,762.1	$636.0	$1,450.2	$28,906.2	$(2,129.9)	$(500.0)
Total realized and unrealized (losses) gains included in changes in net assets	(945.4)	(350.9)	1.2	(116.3)	(1,411.4)	(15.9)	—
Purchases(2)	78.8	55.2	16.4	35.1	185.5	(1.1)	—
Settlements(4)	—	(124.9)	—	(3.5)	(128.4)	299.6	—
Ending balance June 30, 2023	$19,191.3	$6,341.5	$653.6	$1,365.5	$27,551.9	$(1,847.3)	$(500.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Other Unsecured Debt
For the six months ended June 30, 2023
Beginning balance January 1, 2023	$20,444.0	$7,103.6	$641.9	$1,488.6	$29,678.1	$(2,069.7)	$(500.0)
Total realized and unrealized losses included in changes in net assets	(1,432.8)	(728.2)	(4.7)	(159.3)	(2,325.0)	(22.7)	—
Purchases(2)	180.1	91.4	16.4	47.6	335.5	(100.0)	—
Settlements(4)	—	(125.3)	—	(11.4)	(136.7)	345.1	—
Ending balance June 30, 2023	$19,191.3	$6,341.5	$653.6	$1,365.5	$27,551.9	$(1,847.3)	$(500.0)
(1)Includes properties acquired through deed-in-lieu of foreclosure agreements.
(2)Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable, assumption of loans payable, line of credit borrowings and term loan borrowings.
(3)Includes loans receivable with related parties.
(4)Includes operating income for real estate joint ventures net of distributions, payments of loans receivable, and payments of loans payable, line of credit and term loans.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of June 30, 2024.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 11.5% (8.3%) 5.5% - 9.5% (6.9%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.3% - 11.7% (6.8%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 8.5% (7.4%) 5.3% - 7.0% (5.7%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 6.5% (5.2%)
	Residential	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 7.8% (7.0%) 5.0% - 6.3% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 5.8% (5.1%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 12.0% (8.0%) 5.3% - 8.9% (6.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.3% - 8.3% (6.0%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.0% 8.3%
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.8%
Real Estate Operating Business		Income Approach—Discounted Cash Flow	Discount Rate Terminal Growth Rate	12.0% 10.3%
		Market Approach	EBITDA Multiple	28.3x
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	40.8% - 100.0% (71.5%) 5.9% - 9.1% (7.5%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	40.8% - 100.0% (71.5%) 1.1 - 4.0 (1.7)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	29.9% - 39.9% (33.8%) 5.3% - 6.7% (6.1%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	29.9% - 39.9% (33.8%) 1.1 - 1.1 (1.1)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	38.8% - 69.5% (55.4%) 6.3% - 8.4% (7.3%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	38.8% - 69.5% (55.4%) 1.1 - 1.4 (1.2)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	49.2% - 71.3% (56.7%) 5.5% - 8.0% (6.9%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	49.2% - 71.3% (56.7%) 1.1- 1.4 (1.2)
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	58.1% - 119.5% (85.3%) 8.3% - 32.0% (15.2%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	54.5% - 72.6% (63.6%) 5.5% - 8.5% (6.3%)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	38.8% - 72.3% (63.1%) 7.1% - 9.7% (8.7%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	64.5% - 64.5% (64.5%) 17.7% - 17.7% (17.7%)

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2023.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 10.3% (7.9%) 5.5% - 8.5% (6.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.8% - 11.3% (6.3%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 8.3% (7.3%) 5.0% - 7.0% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	2.0% - 6.3% (5.0%)
	Residential	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.3% - 7.5% (6.8%) 4.8% - 6.0% (5.4%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.3% - 5.8% (4.9%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 11.5% (8.0%) 5.3% - 9.0% (6.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.3% - 8.5% (5.9%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	(10.0%) (8.3%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	(7.8%)
Real Estate Operating Business		Income Approach—Discounted Cash Flow	Discount Rate	10.0%
			Terminal Growth Rate	8.1%
		Market Approach	EBITDA Multiple	30.0x
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	35.8% - 103.0% (58.3%) 6.3% - 10.9% (9.0%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	35.8% - 103.0% (58.3%) 1.1 - 2.1 (1.3)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	29.9% - 38.4% (33.4%) 6.7% - 6.9% (6.8%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	29.9% - 38.4% (33.4%) 1.1 - 1.1 (1.1)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.0% - 74.5% (44.9%) 6.2% - 8.2% (7.1%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	30.0% - 74.5% (44.9%) 1.1 - 1.3 (1.2)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	48.7% - 83.8% (58.8%) 6.0% - 7.1% (6.5%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	48.7% - 83.8% (58.8%) 1.1 - 1.9 (1.4)
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	48.0% - 136.1% (83.8%) 6.5% - 52.7% (13.4%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	34.4% - 66.0% (50.0%) 2.5% - 8.5% (5.4%)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	39.1% - 70.8% (55.0%) 3.2% - 8.6% (7.5%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	54.9% - 73.3% (64.2%) 7.3% - 13.6% (9.5%)
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
During the six months ended June 30, 2024 and 2023, there were no transfers between Levels 1, 2 or 3.
The amount of total net unrealized (losses) gains included in changes in net assets relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(1)	Total Level 3 Investments	Loans Payable
For the three months ended June 30, 2024	$(390.2)	$(102.3)	$(12.8)	$(19.3)	$(524.6)	$(9.1)
For the six months ended June 30, 2024	$(1,003.4)	$(317.1)	$43.2	$(22.7)	$(1,300.0)	$(17.9)
For the three months ended June 30, 2023	$(945.4)	$(380.0)	$1.2	$(116.3)	$(1,440.5)	$(15.9)
For the six months ended June 30, 2023	$(1,432.8)	$(771.1)	$(4.7)	$(159.3)	$(2,367.9)	$(22.7)
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At June 30, 2024, the Account held investments in joint ventures with ownership interest percentages that ranged from 2.0% to 98.5%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a predetermined threshold.
A condensed summary of the gross financial position and results of operations of the combined joint ventures is shown below (millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenue and Expenses
Revenues	$293.9	$308.1	$584.4	$614.6
Expenses	174.8	177.1	354.4	361.6
Excess of revenues over expenses	$119.1	$131.0	$230.0	$253.0
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
No financial support (such as loans or financial guarantees) was provided to the Funds during the six months ended June 30, 2024. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are included in the maximum exposure to loss presented below.
The carrying amount and maximum exposure to loss relating to unconsolidated VIEs in which the Account holds a variable interest but is not the primary beneficiary were as follows at June 30, 2024 (in millions):

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
LCS SHIP Venture I, LLC (90.0% Account Interest)	$68.1	$68.1	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			The fund is currently in liquidation.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Veritas - Trophy VI, LLC (90.4% Account Interest)	$39.6	$39.6	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles metropolitan statistical area ("MSA").
			The Account can sell or transfer its interest in the fund with the consent and approval of the manager.

SP V - II, LLC (61.8% Account Interest)	$83.1	$90.6	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.
			Liquidation estimated to begin no earlier than 2029.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Taconic New York City GP Fund, LP (60.0% Account Interest)	$13.5	$13.5	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City MSA.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
Silverpeak NRE FundCo LLC (90.0% Account Interest)	$57.5	$70.5	Redemptions prohibited prior to liquidation.	To invest in alternative real estate investments primarily in major U.S. metropolitan markets.
			Liquidation estimated to begin no earlier than 2028.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
IDR - Core Property Index Fund, LLC (1.3% Account Interest)	$34.7	$34.7	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.
Townsend Group Value-Add Fund (99.0% Account Interest)	$202.6	$254.8	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the U.S. market.
			Liquidation estimated to begin no earlier than 2027.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion
Flagler REA Healthcare Properties Partnership (90.0% Account Interest)	$16.5	$16.5	Redemptions prohibited prior to liquidation.	To acquire healthcare properties within the top 50 MSA's in the U.S.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to transfer its interest in the fund to a qualified institutional investor, subject to the right first offer by the partner, following the one year anniversary of the fund launch.
Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)	$9.6	$9.6	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
			Liquidation estimated to begin no earlier than 2026.
			The Account is permitted to sell or transfer its interest in the fund with the consent and approval of the manager.

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
Silverpeak NRE FundCo 2 LLC (90.0% Account Interest)	$59.5	$82.2	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
JCR Capital - REA Preferred Equity Parallel Fund (31.1% Account Interest)	$98.2	$109.7	Redemptions prohibited prior to liquidation.	To invest primarily in multi-family properties.
			Liquidation estimated to begin no earlier than 2026.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion

Silverpeak NRE FundCo 3 LLC (90.0% Account Interest)	$48.9	$100.4	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
Total	$731.8	$890.2
Note 8—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s indirect interests in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (in millions):

	June 30, 2024			December 31, 2023

	Principal Outstanding	Fair Value	% of Fair Value	Principal Outstanding	Fair Value	% of Fair Value
Office(1)	$883.0	$516.5	47.9%	$1,016.2	$622.2	52.5%
Apartment(1)	249.1	241.7	22.5%	247.7	241.4	20.4%
Industrial	134.3	134.0	12.5%	134.1	133.6	11.3%
Hotel	139.3	139.3	12.9%	139.3	139.3	11.8%
Retail	44.0	41.3	3.8%	44.0	42.8	3.6%
Land	4.5	4.5	0.4%	$4.4	$4.4	0.4%
	$1,454.2	$1,077.3	100.0%	$1,585.7	$1,183.7	100.0%
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

The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of June 30, 2024 (in millions), listed in order of the strength of the risk rating (from strongest to weakest):

	June 30, 2024			December 31, 2023
	Number of Loans	Fair Value	% of Fair Value	Number of Loans	Fair Value	% of Fair Value
A-	—	—	—%	1	101.5	8.6%
BBB	2	226.2	21.0%	2	200.3	16.9%
BB+	2	159.2	14.8%	2	177.0	15.0%
BB	1	45.1	4.2%	1	32.1	2.7%
BB-	1	71.7	6.7%	2	138.7	11.7%
B+	4	274.3	25.5%	1	57.3	4.8%
B	1	38.6	3.6%	3	153.8	13.0%
B-	2	37.1	3.4%	1	17.4	1.5%
CCC+	1	17.5	1.6%	1	31.1	2.6%
CCC	1	41.4	3.8%	1	37.9	3.2%
CCC-	—	—	—%	1	18.1	1.5%
C	2	64.7	6.0%	2	64.9	5.5%
D	6	—	—%	8	52.3	4.4%
NR(1)	5	101.5	9.4%	5	101.3	8.6%
	28	$1,077.3	100.0%	31	$1,183.7	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of June 30, 2024 and December 31, 2023, all loans with NR designations were with related parties. The loans are collateralized by equity interests in real estate investments.
The following table represents loans receivable in nonaccrual status as of June 30, 2024 (in millions). Loans are placed in nonaccrual status when a loan is more than 90 days in arrears or at any point when management believes the full collection of principal is doubtful.

Aging	Number of Loans	Principal Outstanding	Fair Value
Past Due - 90 Days +	5	$264.8	$—

Note 9—Loans Payable
At June 30, 2024 and December 31, 2023, the Account had outstanding loans payable secured by the following properties (in millions):

Property	Annual Interest Rate and Payment Frequency	Principal Amounts Outstanding as of		Maturity
		June 30, 2024	December 31, 2023

Spring House Innovation Park(1)	1.36% + SOFR paid monthly	$58.0	$56.8	July 9, 2024
1401 H Street NW	3.65% paid monthly	115.0	115.0	November 5, 2024
The District on La Frontera(2)	3.84% paid monthly	35.8	36.2	December 1, 2024
The District on La Frontera(2)	4.96% paid monthly	4.1	4.1	December 1, 2024
Circa Green Lake	3.71% paid monthly	52.0	52.0	March 5, 2025
Union - South Lake Union	3.66% paid monthly	57.0	57.0	March 5, 2025
Holly Street Village	3.65% paid monthly	81.0	81.0	May 1, 2025
Henley at Kingstowne(2)	3.60% paid monthly	65.5	66.3	May 1, 2025
32 South State Street	4.48% paid monthly	24.0	24.0	June 6, 2025
Project Sonic(1)	2.00% + SOFR paid monthly	94.0	93.9	June 9, 2025
Vista Station Office Portfolio(2)	4.00% paid monthly	17.7	17.9	July 1, 2025
One Biscayne Tower(1)	2.45% + SOFR paid monthly	100.0	100.0	July 9, 2025
780 Third Avenue(3)	3.55% paid monthly	—	150.0	August 1, 2025
780 Third Avenue(3)	3.55% paid monthly	—	20.0	August 1, 2025
Reserve at Chino Hills(1)	1.61% + SOFR paid monthly	81.1	79.9	August 9, 2025
Vista Station Office Portfolio(2)	4.20% paid monthly	40.4	41.0	November 1, 2025
701 Brickell Avenue(2)	3.66% paid monthly	173.0	174.9	April 1, 2026
Marketplace at Mill Creek	3.82% paid monthly	39.6	39.6	September 11, 2027
Overlook At King Of Prussia	3.82% paid monthly	40.8	40.8	September 11, 2027
Winslow Bay	3.82% paid monthly	25.8	25.8	September 11, 2027
1900 K Street, NW(2)	3.93% paid monthly	156.6	158.3	April 1, 2028
Ashford Meadows(4)	5.76% paid monthly	64.6	64.6	October 1, 2028
803 Corday(4)	5.76% paid monthly	62.2	62.2	October 1, 2028
Churchill on the Park(4)	5.76% paid monthly	40.5	40.5	October 1, 2028
Carrington Park(4)	5.76% paid monthly	43.8	43.8	October 1, 2028
99 High Street(5)	3.90% paid monthly	277.0	277.0	March 1, 2030
Total Principal Outstanding		$1,749.5	$1,922.6
Fair Value Adjustment(6)		(42.2)	(60.1)
Total Loans Payable		$1,707.3	$1,862.5
(1)The loan is collateralized by a mezzanine loan receivable, which is collateralized by the property listed in the above table.
(2)The mortgage is adjusted monthly for principal payments.
(3)Debt was extinguished as part of the disposition of the collateral property
(4)These loans are part of a cross-collateralized credit facility.
(5)This loan is currently in default.
(6)The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1 - Organization and Significant Accounting Policies.

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
As of June 30, 2024, the Account was in compliance with all covenants required by the Credit Agreement.
The following table provides a summary of the key characteristics of the Credit Agreement, as of June 30, 2024:

Current Balance - Line of Credit (in millions)	$153.0
Maximum Capacity (in millions)	$1,445.0
Inception Date	September 16, 2022
Revolving Commitment Termination	September 16, 2024
Extension Option(1)	Yes
ABR Revolving Credit Loans Interest Rate	ABR + Applicable Margin
SOFR Revolving Credit Loans Interest Rate(2)	Adjusted SOFR + Applicable Margin

(1) The Account has three options to extend the Commitment Termination Date for an additional twelve months each. The Account may also request additional funding, not to exceed $55.0 million, at any time prior to the Commitment Termination Date; however, this request is subject to approval at the sole discretion of the lenders and is not guaranteed.

(2) The weighted average interest rate for three and six months ended June 30, 2024 was 6.296% and 6.300%, respectively.
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
As of June 30, 2024, the Account was in compliance with all covenants required by the note purchase agreements.

The following table provides a summary of the key characteristics of the outstanding senior notes payable, as of June 30, 2024:

	Principal (in millions)	Interest Rate	Maturity Date
Series A	$300.0	3.24%	June 10, 2029
Series B	$200.0	3.35%	June 10, 2032
Series C	$400.0	5.50%	May 30, 2027
Note 12—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Six Months Ended June 30, 2024	Years Ended December 31,
		2023	2022	2021

Per Accumulation Unit Data:
Rental income	$14.269	$27.323	$23.751	$22.672
Real estate property level expenses	6.733	12.858	11.042	10.683
Real estate income, net	7.536	14.465	12.709	11.989
Other income	3.142	7.539	6.559	5.474
Total income	10.678	22.004	19.268	17.463
Expense(1)	3.200	6.216	5.121	4.035
Investment income, net	7.478	15.788	14.147	13.428
Net realized and unrealized (loss) gain on investments and debt	(28.465)	(91.657)	28.011	64.615
Net (decrease) increase in Accumulation Unit Value	(20.987)	(75.869)	42.158	78.043
Accumulation Unit Value:
Beginning of period	481.054	556.923	514.765	436.722
End of period	$460.067	$481.054	$556.923	$514.765
Total return(2)	(4.36)%	(13.62)%	8.19%	17.87%
Ratios to Average net assets(3):
Expense charges(4)	1.06%	0.93%	0.89%	0.84%
Investment income, net	3.13%	3.00%	2.45%	2.82%
Portfolio turnover rate(3):
Real estate properties(5)	1.2%	1.4%	5.6%	7.6%
Marketable securities(6)	—%	21.6%	4.7%	—%
Accumulation Units outstanding at end of period (millions)	47.9	48.0	52.1	53.4
Net assets end of period (millions)	$22,525.8	$23,618.9	$29,658.1	$28,072.0
(1)Expense charges per Accumulation Unit reflect the year-to-date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.
(2)Percentages for the six months ended June 30, 2024 are not annualized.
(3)Percentages for the six months ended June 30, 2024 are annualized.
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

Note 13—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Six Months Ended June 30, 2024	For the Year Ended December 31, 2023

Outstanding:
Beginning of period	48.0	52.1
Credited for premiums	3.1	4.1
Credited for purchase of liquidity units by TIAA	0.6	1.3
Annuity, other periodic payments, withdrawals and death benefits	(3.8)	(9.5)
End of period	47.9	48.0
Note 14—Commitments and Contingencies
Commitments—As of June 30, 2024 and December 31, 2023, the Account had the following immediately callable commitments to purchase additional interests in its real estate funds or provide additional funding through its loans receivable investments (in millions):

	Commitment Expiration	June 30, 2024	December 31, 2023
Real Estate Funds(1)
Veritas Trophy VI, LLC	08/2023	—	10.0
JCR Capital - REA Preferred Equity Parallel Fund	02/2024(3)	11.5	24.8
Silverpeak NRE FundCo 3 LLC	12/2024	51.5	51.5
Townsend Group Value-Add Fund	12/2026	52.2	57.2
Silverpeak NRE FundCo LLC	12/2028	13.0	26.1
SP V - II, LLC	09/2029	7.5	8.7
Silverpeak NRE FundCo 2 LLC	12/2029	22.7	22.7
		$158.4	$201.0
Loans Receivable(2)
Spring House Innovation Park Senior Loan	07/2024	16.5	17.8
Spring House Innovation Park Mezzanine	07/2024	5.3	5.9
MRA Hub 34 Holding, LLC	08/2024	1.4	1.5
Colony New England Hotel Portfolio Senior Loan	11/2024	3.6	3.6
Colony New England Hotel Portfolio Mezzanine	11/2024	1.2	1.2
Exo Apartments Mezzanine	01/2025	5.1	5.1
Project Sonic Senior Loan	06/2025	1.9	2.0
Project Sonic Mezzanine	06/2025	0.6	0.7
One Biscayne Tower Senior Loan	07/2025	27.9	31.8
One Biscayne Tower Mezzanine	07/2025	9.3	10.6
The Reserve at Chino Hills	08/2025	1.4	3.3
735 Watkins Mill	08/2025	4.8	4.8
		$79.0	$88.3
TOTAL COMMITMENTS		$237.4	$289.3
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
Note 15—Subsequent Events
In preparing these financial statements, Management has evaluated events and transactions for potential recognition or disclosure subsequent to June 30, 2024, through August 6, 2024, the date the financial statements were issued. On July 18th and 26th, the Account paid off $78 million and $75 million on the Line of Credit, respectively, using proceeds from recent property dispositions.
The following property-related transactions occurred subsequent to June 30, 2024 (in millions):
Real Estate Properties and Joint Ventures
Sales

Property Name	Sales Date	Ownership Percentage	Sector	Location	Net Sales Price(1)	Realized Gain (Loss) on Sale(2)
The Manor at Plantation	07/12/2024	100.0%	Apartment	Plantation, FL	$59.6	$4.9
Wilshire Rodeo Plaza	07/22/2024	100.0%	Office	Beverly Hills, CA	$207.2	$(36.4)
Vista Station I	07/30/2024	100.0%	Office	Draper, UT	$19.5	$(14.7)
(1) The net sales price represents the sales price, less selling expenses.
(2) Majority of the realized gain/(loss) has been previously recognized as unrealized gains (losses) in the Account's Consolidated Statements of Operations.

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	June 30, 2024		December 31, 2023
	Fair Value	% of Net Assets	Fair Value	% of Net Assets

Alabama
Retail	50.4	0.2%	46.1	0.2%
	$50.4	0.2%	$46.1	0.2%
Arizona
Industrial	45.7	0.2%	46.7	0.2%
Land	21.6	0.1%	15.3	0.1%
	$67.3	0.3%	$62.0	0.3%
California
Industrial	3,175.0	14.1%	3,499.1	14.8%
Apartment	1,296.0	5.8%	1,377.1	5.8%
Office	414.4	1.8%	458.8	1.9%
Retail	411.9	1.8%	411.6	1.8%
	$5,297.3	23.5%	$5,746.6	24.3%
Colorado
Office	48.1	0.2%	60.3	0.3%
Industrial	43.7	0.2%	46.0	0.2%
	$91.8	0.4%	$106.3	0.5%
Connecticut
Office	24.8	0.1%	30.5	0.1%
	$24.8	0.1%	$30.5	0.1%
Florida
Apartment	967.6	4.3%	1,154.3	4.9%
Industrial	690.8	3.1%	704.1	3.0%
Office	501.4	2.2%	493.6	2.1%
Retail	104.1	0.4%	150.6	0.6%
	$2,263.9	10.0%	$2,502.6	10.6%
Georgia
Apartment	373.7	1.6%	387.3	1.6%
Industrial	244.9	1.1%	238.7	1.0%
Retail	131.8	0.6%	246.1	1.1%
	$750.4	3.3%	$872.1	3.7%
Illinois
Industrial	219.3	1.0%	215.8	0.9%
Retail	161.0	0.7%	168.6	0.7%
Apartment	114.1	0.5%	123.0	0.5%
	$494.4	2.2%	$507.4	2.1%
Indiana
Industrial	95.4	0.4%	97.3	0.4%
	$95.4	0.4%	$97.3	0.4%
Maryland
Industrial	75.6	0.3%	73.1	0.3%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	June 30, 2024		December 31, 2023
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Apartment	73.0	0.3%	79.1	0.3%
Retail	63.5	0.3%	67.0	0.3%
	$212.1	0.9%	$219.2	0.9%
Massachusetts
Office	410.1	1.8%	504.9	2.2%
Industrial	135.0	0.6%	145.2	0.6%
Retail	113.0	0.5%	114.0	0.5%
Apartment	51.5	0.2%	51.6	0.2%
	$709.6	3.1%	$815.7	3.5%
Minnesota
Industrial	134.2	0.6%	137.5	0.6%
Apartment	73.5	0.3%	80.3	0.3%
	$207.7	0.9%	$217.8	0.9%
New Jersey
Industrial	358.5	1.6%	354.3	1.5%
Retail	79.2	0.4%	84.7	0.4%
	$437.7	2.0%	$439.0	1.9%
New York
Office	283.5	1.3%	523.6	2.2%
Apartment	258.1	1.2%	265.1	1.1%
	$541.6	2.5%	$788.7	3.3%
North Carolina
Retail	92.4	0.4%	92.6	0.4%
Apartment	81.3	0.4%	79.7	0.3%
	$173.7	0.8%	$172.3	0.7%
Oregon
Office	33.9	0.2%	27.5	0.1%
Apartment	26.1	0.1%	32.6	0.1%
	$60.0	0.3%	$60.1	0.2%
Pennsylvania
Retail	65.1	0.3%	57.3	0.2%
	$65.1	0.3%	$57.3	0.2%
South Carolina
Apartment	78.7	0.4%	70.8	0.3%
Retail	46.5	0.2%	48.6	0.2%
	$125.2	0.6%	$119.4	0.5%
Tennessee
Retail	88.1	0.4%	142.5	0.6%
Industrial	68.2	0.3%	68.9	0.3%
Apartment	35.1	0.1%	35.8	0.2%
	$191.4	0.8%	$247.2	1.1%
Texas
Industrial	986.6	4.4%	953.2	4.0%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	June 30, 2024		December 31, 2023
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Apartment	608.2	2.7%	642.6	2.7%
Office	493.0	2.2%	454.0	1.9%
Hotel	90.4	0.4%	91.8	0.4%
	$2,178.2	9.7%	$2,141.6	9.0%
Utah
Office	58.3	0.3%	82.5	0.4%
	$58.3	0.3%	$82.5	0.4%
Virginia
Apartment	375.1	1.7%	388.6	1.6%
Retail	131.8	0.6%	131.3	0.6%
Office	71.2	0.3%	85.1	0.4%
	$578.1	2.6%	$605.0	2.6%
Washington
Industrial	555.5	2.5%	557.9	2.4%
Apartment	266.9	1.1%	280.6	1.2%
	$822.4	3.6%	$838.5	3.6%
Washington D.C.
Office	823.4	3.7%	940.5	4.0%
Apartment	294.7	1.3%	304.6	1.3%
	$1,118.1	5.0%	$1,245.1	5.3%
TOTAL REAL ESTATE PROPERTIES
(Cost: $14,149.7 and $14,682.0)	$16,614.9	73.8%	$18,020.3	76.3%

REAL ESTATE JOINT VENTURES
Location/Sector	June 30, 2024		December 31, 2023
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Arizona
Land	28.4	0.1%	27.0	0.1%
	$28.4	0.1%	$27.0	0.1%
California
Office	763.6	3.4%	801.5	3.4%
Land	72.5	0.3%	57.2	0.2%
Retail	37.5	0.2%	36.8	0.1%
	$873.6	3.9%	$895.5	3.7%
Florida
Retail	396.2	1.7%	442.0	1.9%
	$396.2	1.7%	$442.0	1.9%
Georgia
Land	16.8	0.1%	29.8	0.1%
	$16.8	0.1%	$29.8	0.1%
Maryland
Land	37.4	0.1%	42.8	0.2%
Retail	16.6	0.1%	16.0	0.1%
	$54.0	0.2%	$58.8	0.3%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE JOINT VENTURES
Location/Sector	June 30, 2024		December 31, 2023
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Massachusetts
Office	293.0	1.3%	324.1	1.4%
	$293.0	1.3%	$324.1	1.4%
Nevada
Retail	399.8	1.8%	413.9	1.8%
	$399.8	1.8%	$413.9	1.8%
New York
Industrial	62.9	0.3%	66.5	0.3%
Office	43.6	0.2%	48.6	0.2%
Apartment	36.3	0.2%	36.4	0.2%
Retail	30.1	0.1%	30.9	0.1%
	$172.9	0.8%	$182.4	0.8%
North Carolina
Apartment	153.9	0.7%	101.0	0.4%
Retail	69.1	0.3%	45.4	0.2%
Land	35.8	0.2%	29.2	0.1%
Office	24.9	0.1%	24.0	0.1%
	$283.7	1.3%	$199.6	0.8%
South Carolina
Apartment	65.7	0.3%	62.2	0.2%
Land	16.9	0.1%	18.6	0.1%
	$82.6	0.4%	$80.8	0.3%
Tennessee
Retail	170.3	0.7%	176.3	0.7%
	$170.3	0.7%	$176.3	0.7%
Texas
Office	290.3	1.3%	304.8	1.3%
Industrial	51.4	0.2%	50.5	0.2%
Other(1)	0.7	—%	0.8	—%
	$342.4	1.5%	$356.1	1.5%
Washington
Office	0.1	—%	0.4	—%
	$0.1	—%	$0.4	—%
Various(2)
Storage	1,209.9	5.3%	1,234.8	5.2%
Apartment	1,012.3	4.5%	1,006.1	4.3%
Office	421.7	1.9%	415.3	1.8%
	$2,643.9	11.7%	$2,656.2	11.3%
Foreign(3)
Land	36.7	0.2%	38.3	0.2%
	$36.7	0.2%	$38.3	0.2%
TOTAL REAL ESTATE JOINT VENTURES
(Cost: $5,883.0 and $5,645.7)	$5,794.4	25.7%	$5,881.2	24.9%
(1)Represents residual equity value of the joint venture investment after property disposition
(2)Properties within these investments are located throughout the United States.
(3)Property is located outside of the United States.

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES
	June 30, 2024		December 31, 2023
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
U.S. government agency notes	140.6	0.6%	38.0	0.2%
U.S. treasury securities	—	—%	109.4	0.5%
TOTAL MARKETABLE SECURITIES
(Cost: $140.7 and $147.3)	$140.6	0.6%	$147.4	0.7%

TOTAL REAL ESTATE FUNDS
(Cost: $792.7 and $821.0)	$731.8	3.2%	$792.4	3.4%

TOTAL REAL ESTATE OPERATING BUSINESS
(Cost: $392.2 and $390.8)	$730.5	3.2%	$685.9	2.9%

TOTAL LOANS RECEIVABLE
(Cost: $1,352.1 and $1,483.7)	$975.8	4.3%	$1,082.4	4.6%

TOTAL LOANS RECEIVABLE WITH RELATED PARTIES
(Cost: $102.1 and $102.0)	$101.5	0.5%	$101.3	0.4%

TOTAL INVESTMENTS
(Cost: $22,812.5 and $23,272.5)	$25,089.5	111.3%	$26,710.9	113.2%

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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended June 30, 2024 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.
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
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. Management intends that the Account will not hold generally more than 10% of net assets in such securities on a long-term basis. As of June 30, 2024, the Account did not hold any publicly traded REITs or CMBS.
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

Foreign Investments. The Account may also make foreign real estate, foreign real estate-related investments and foreign liquid, fixed-income investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management does not intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of June 30, 2024, the fair value of the Account's foreign real estate investments was $36.7 million, or 0.2% of net assets.
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
SECOND QUARTER 2024 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook

Key Macro Economic Indicators*	Actuals		Forecast
	2023	2Q 2024	2024	2025
Economy(1)
Gross Domestic Product ("GDP")	2.5%	1.4%	2.3%	1.7%
Employment Growth (2)	251	177	206	70
Unemployment Rate	3.7%	4.1%	4.1%	4.0%
Interest Rates(3)
10 Year Treasury	3.9%	4.4%	4.3%	4.1%
Sources: Bureau of Economic Analysis, Bureau of Labor Statistics, Federal Reserve and Moody’s Analytics
*Data subject to revision
(1)GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while annual values represent a twelve-month average.
(2)Values presented in thousands. Forecast values represent average monthly employment growth in the respective periods.
(3)Treasury rates are an average over the stated period.
Global economic conditions remain pressured by persistent inflation and geopolitical conflicts, but growth has held up relatively well in recent months. The risk of recession in the U.S. is still present but has receded after appearing elevated in 2023. Despite expectations of a material slowdown in growth throughout the year, the jobs and output data has broadly showed a tempered deceleration. Real GDP is increasing at around 2% per annum, and stock prices remain high while bond spreads have been relatively narrow. While most major economies face notable risks, it appears increasingly likely that growth will continue in 2024, albeit at a measured pace. Overall, the global economy is performing well despite challenges, and the potential remains for a soft landing to occur in the upcoming year.
The U.S. economy continued to show slowing growth in the second quarter of 2024 but continued to outpace expectations of a more significant slowdown after robust growth in the second half of 2023. At 1.4% economic growth in the second quarter of 2024, the U.S. economy is projected to keep pace with the reading from the previous quarter but fall below the 2.1% growth registered in the second quarter of 2023, according to Moody’s Analytics. Job growth moderated in the second quarter to a monthly average of 177,000 jobs added per month, which is lower compared to the impressive 267,000 jobs added per month in the first quarter. As a result, the unemployment rate increased slightly to 4.1%, matching a level last seen in October of 2021, but still below the 10-year average of 4.9%.
The surprising resilience in the U.S. economy has caused some challenges on the inflation front. Year-over-year inflation as measured by the Consumer Price Index increased slightly at the start of the year, finishing the second quarter at 3%. Core inflation, excluding volatile energy and food prices, remains on a general downward trend but is also still falling around 3%, remaining above the Federal Reserve’s target of 2%, according to Moody’s Analytics. With economic indicators moving in the right direction, Federal Reserve officials have signaled that the central bank is closer to cutting interest rates given inflation's improved trajectory and a labor market in better balance. These remarks may set the stage for a first reduction in borrowing costs in September. Yields on 10-year Treasury bonds have trended upward in recent months in response, finishing the second quarter 48 basis points higher since the start of 2024. The Treasury yield curve remains inverted, and short-term interest rates remain high, with the federal funds rate falling to around 5.33%.
Other developed Western economies have been more challenged than the U.S. economy but have also generally outperformed expectations. The Eurozone narrowly escaped falling into a recession at the end of 2023, as better-than-expected results in Spain and France kept economic activity flat in the fourth quarter. Europe continues to slowly show economic improvement during the second quarter of 2024; however, uncertainty regarding future interest rate cuts creates a cautious economic landscape.
Real Estate Market Conditions and Outlook
Elevated long-term interest rates have introduced a significant amount of uncertainty in commercial real estate pricing. The combination of pricing uncertainty, tighter lending standards, and concerns about the outlook for the broader macroeconomy curbed deal activity throughout 2023, and into the first half of 2024. According to results from Real Capital Analytics, sales of commercial properties in the U.S. slowed to $174.4 billion year-to-date as of June 2024. Trailing 12-month sales volume fell to $366 billion, down 31% from the same comparable period year-over-year. The Federal Reserve’s shift in monetary policy should reduce some of the volatility in long-term yields, particularly if the U.S. avoids a recession. This, in turn, should bring some stability to pricing in most sectors and lead to increased transaction activity. However, following three consecutive months of stronger-than-expected inflation readings and employment data, the prospect of rate cuts are likely to be fewer in 2024 and come later than previously anticipated. Fundamentals remain solid in target areas like industrial, alternatives, necessity retail and pockets of housing, which benefit from high occupancy rates and healthy net operating income growth.
The Account returned -1.76 % in the second quarter of 2024 and -11.28% for the last twelve months. As a result of elevated interest rates and decreased commercial property transactions volume during the reporting periods, property values have been adjusted downward. The second quarter net return was negative for the seventh consecutive quarter and reflects the impact of these broader economic conditions on property valuations. While the Account has experienced valuation declines, property fundamentals remain strong and the properties within the Account are generally well positioned. Potential future investment activity will be consistent with the Account’s multi-year strategy of reducing exposure to segments characterized by high capital expenditures and potentially low yields, such as traditional office and retail, and increasing allocations to lower capex and anticipated higher-yielding sectors like industrial, housing, and alternatives. The Account is particularly interested in increasing exposure to the alternatives sector, which includes property types such as self-storage, data centers, life science, medical office, and senior and student housing.
Data for the Account’s top five markets in terms of market value as of June 30, 2024 are provided below. The five markets presented below represent 41.0% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 91.3% leased.

Top 5 Metro Areas by Fair Market Value	Account % Leased	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio*	Metro Area Fair Value as a % of Total Investments*
Riverside-San Bernardino-Ontario, CA	88.6%	7	9.4%	8.1%
Los Angeles-Long Beach-Anaheim, CA	87.8%	21	8.9%	7.7%
Washington-Arlington-Alexandria, DC-VA-MD-WV	90.8%	18	8.9%	7.7%
Miami-Fort Lauderdale-West Palm Beach, FL	97.0%	13	7.2%	6.2%
Dallas-Fort Worth-Arlington, TX	93.2%	11	6.6%	5.7%
*Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

Office
The office sector is undergoing a structural transformation as it absorbs moderating demand characterized by a stagnation in office attendance rates driven by work-from-home trends and cyclical challenges stemming from softness in office-using sectors. High-quality office buildings in prime locations have fared better in recent quarters and have been able to capture market share as tenants command premium space. Companies continue to embrace hybrid schedules as the new normal, with tenants using this opportunity to reduce and evaluate space needs. Construction of office spaces has continued to slow on the supply side, reflecting the uncertainty of the current and future use of traditional office spaces. Alternatives in the office sector, such as medical office and life sciences face less of a challenge from work-from-home shifts, and benefit from favorable demographic tailwinds from an aging population which make them attractive investments over the long term.
Vacancy nationwide increased from 13.7% in the first quarter of 2024 to 13.8% in the second quarter of 2024, as reported by CoStar. The vacancy rate of the Account’s office portfolio increased from 15.7% in the first quarter of 2024 to 16.3% in the second quarter of 2024 due to lease expirations. The depth of large tenants is thin which is causing difficulty in re-leasing the space once leases expire. This has been a key driver for the elevated vacancy in the Account's top markets.

			Account Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	Q2 2024	Q1 2024	Q2 2024	Q1 2024
			16.3%	15.7%	13.8%	13.7%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$894.6	3.5%	18.2%	16.4%	17.0%	16.7%
Boston-Cambridge-Newton, MA-NH	703.2	2.7%	20.2%	19.4%	12.7%	11.6%
San Diego-Carlsbad, CA	552.8	2.1%	1.5%	1.5%	11.8%	11.3%
Miami-Fort Lauderdale-West Palm Beach, FL	501.4	1.9%	8.9%	5.7%	8.5%	8.5%
Dallas-Fort Worth-Arlington, TX	460.9	1.8%	17.8%	14.8%	18.2%	18.1%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account's vacancy is defined as the percentage of unleased square footage.
Industrial
Muted growth in manufacturing, international trade and housing activity has translated to a significant slowdown in industrial demand. The number of new industrial development projects has plummeted in response to elevated interest rates and tighter credit conditions, and supply growth is likely to slow dramatically once the current construction pipeline is delivered. Vacancy rates continue to increase as demand has weakened from post-pandemic peaks recorded in 2021 and 2022, but early signs of demand recovery are emerging as overall growth in consumer goods spending is beginning to accelerate. New supply may continue to push vacancy rates up further through the rest of the year. Competition from new deliveries may continue to exert downward pressure and cause rent growth to decelerate further. Supply risks are expected to subside towards the end of 2024, just as some of the cyclical headwinds are expected to begin to diminish. Industrial demand still benefits from long term tailwinds like e-commerce penetration and supply chain diversification, and fundamentals should remain strong in the medium to long term once cyclical macroeconomic headwinds subside.
The national industrial availability was 6.5% in the second quarter of 2024, compared to 6.1% in the first quarter of 2024, as reported by CoStar. The average vacancy rate of the industrial properties held by the Account increased from 6.1% in the first quarter of 2024 to 7.0% in the second quarter of 2024, due to expiring leases.

			Account Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	Q2 2024	Q1 2024	Q2 2024	Q1 2024
Account / Nation			7.0%	6.1%	6.5%	6.1%
Riverside-San Bernardino-Ontario, CA	$1,999.3	7.7%	8.5%	8.5%	7.0%	6.9%
Dallas-Fort Worth-Arlington, TX	656.9	2.5%	1.9%	1.7%	9.6%	9.4%
Los Angeles-Long Beach-Anaheim, CA	602.1	2.3%	14.5%	11.4%	5.4%	4.8%
Seattle-Tacoma-Bellevue, WA	555.5	2.1%	6.0%	—%	7.3%	6.7%
Miami-Fort Lauderdale-West Palm Beach, FL	512.8	2.0%	—%	0.8%	4.1%	3.3%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account's vacancy is defined as the percentage of unleased square footage.

Multi-Family
The multifamily sector is demonstrating its ability to absorb record levels of new supply as the market registers record levels of demand. Supply pressure is expected to alleviate after 2024’s peak deliveries. Construction starts are slowing significantly, which means fewer deliveries by the second half of 2025 and into 2026. Supply growth is highest across Sunbelt markets, which are experiencing favorable demographic trends including in-migration and employment growth. Home price appreciation and historically high mortgage rates have dampened home affordability and the cost premium of owning an entry-level home to renting an apartment has never been higher.
The national apartment vacancy rate decreased slightly from 5.9% in the first quarter of 2024, to 5.8% in the second quarter. The vacancy rate of the Account’s apartment properties decreased from 5.5% in the first quarter of 2024, to 5.2% in the second quarter.

			Account Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	Q2 2024	Q1 2024	Q2 2024	Q1 2024
Account / Nation			5.2%	5.5%	5.8%	5.9%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$742.8	2.9%	2.8%	5.3%	5.1%	5.3%
Los Angeles-Long Beach-Anaheim, CA	695.3	2.7%	4.1%	5.8%	5.1%	5.0%
Miami-Fort Lauderdale-West Palm Beach, FL	533.9	2.1%	4.5%	4.0%	4.7%	4.8%
Atlanta-Sandy Springs-Roswell, GA	373.7	1.4%	4.7%	6.2%	7.9%	7.9%
Charlotte-Concord-Gastonia, NC-SC	336.0	1.3%	5.0%	5.5%	7.1%	7.3%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account's vacancy is defined as the percentage of unleased square footage.
Retail
The retail sector remains in a strong position in the second quarter of 2024 thanks to healthy levels of rising demand and a reduction in tenant move outs due to closures or bankruptcy. Vacancy rates for open-air retail remain historically low, and while the vacancy rate for the mall sector remains above its historical average, it is showing signs of improvement. The headline number masks the outperformance of the most dominant malls rated class A and higher. These properties will continue to capture the most desirable tenants and a larger share of retail sales compared to their lower-rated counterparts. Across retail product types, construction activity remains suppressed and will help to keep vacancy rates below average – even if demand pulls back. These trends are projected to continue into future years as new development activity remains minimal and spaces available continue to lease at an above-average pace. Tenants in necessity-based and grocery-anchored retail are likely to remain resilient should the U.S. economy slow. Leasing activity is concentrated in smaller spaces as the retail market benefits from higher demand for quick-service restaurants and service tenants in the post-pandemic economy. Well-located mixed used opportunities represent attractive investment targets over the medium to long term.
The national vacancy rate for retail of all types in the second quarter of 2024 remained unchanged at 4.1% from the previous quarter, as reported by CoStar. The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers, which tend to have higher vacancy rates than the overall national retail market. The Account has over 1,100 retailers across its portfolio, with its largest retail exposure comprising less than 5.0% of total retail rentable area. The retail portfolio is managed to minimize significant exposure to any single retailer. The average vacancy rate of the retail properties held by the Account decreased from 11.3% in the first quarter of 2024 to 9.6% in the second quarter of 2024 due to new leasing across the portfolio.

			Account Vacancy		Market Vacancy*
	Total Exposure ($M)	% of Total Investments	Q2 2024	Q1 2024	Q2 2024	Q1 2024
All Retail			9.6%	11.3%	4.1%	4.1%
Lifestyle & Mall	$1,162.7	4.5%	8.1%	11.9%	8.7%	8.7%
Neighborhood, Community & Strip	1,055.7	4.1%	10.9%	11.1%	5.6%	5.6%
Power Center**	423.4	1.6%	10.0%	10.2%	4.3%	4.3%
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
Hotel
Despite inflation and the rising costs of travel, the hotel industry had strong occupancy in the first half of 2024, due primarily to the continued improvement in business travel and other group travel, bolstered by the leisure travel that is typically strong in the summer months. Occupancy is expected to remain steady through the second half of 2024.
The Account's exposure to the hospitality sector is limited to one hotel in the Dallas metro area. The hotel is located in a business park in the Dallas metro area and caters largely to business travelers. Key metrics to track hotel performance include occupancy, the average daily rate (“ADR”) and revenue per available room (“RevPAR”). For the quarter ended June 30, 2024, occupancy of the property increased to 57.2%, as compared to 51.7% in the previous quarter. ADR and RevPAR were $159.79 and $161.14, respectively, for the second quarter of 2024, as compared to $154.75 and $151.96, respectively, in the prior quarter.
INVESTMENTS
As of June 30, 2024, the Account had total net assets of $22.5 billion, a 4.6% decrease from December 31, 2023.
As of June 30, 2024, the Account held 89.3% of its total investments in real estate and real estate joint ventures. The Account also held investments in loans receivable, including those with related parties, representing 4.3% of total investments, real estate funds representing 2.9% of total investments, a real estate operating business representing 2.9% of total investments, and U.S. government agency notes representing 0.6% of total investments.
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of June 30, 2024 was $1.4 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $2.7 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the Consolidated Schedules of Investments. Total outstanding principal on the Account’s portfolio as of June 30, 2024, inclusive of loans payable within the joint venture investments,

$333.2 million in loans collateralized by a loan receivable, $153.0 million outstanding on the Account's line of credit and $900.0 million in senior notes payable, was $5.5 billion, which represented a loan-to-value ratio of 19.5%.
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
The following table lists the Account's ten largest investments as of June 30, 2024. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Concentrations of Risk.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	$1,025.0	$—	$1,025.0	4.1%	3.7%
Simpson Housing Portfolio	80%	Various	U.S.A	Apartment	988.8	381.1	607.7	4.0%	3.6%
Fashion Show	50%	Las Vegas	NV	Retail	802.8	417.5	385.3	3.2%	3.0%
Storage Portfolio II	90%	Various	USA	Storage	585.9	160.7	425.2	2.3%	2.1%
The Florida Mall	50%	Orlando	FL	Retail	563.2	294.5	268.7	2.3%	2.0%
701 Brickell Avenue	100%	Miami	FL	Office	501.4	163.5	337.9	2.0%	1.8%
1001 Pennsylvania Avenue	100%	Washington	DC	Office	474.2	—	474.2	1.9%	1.7%
Dallas Industrial Portfolio	100%	Dallas	TX	Industrial	443.0	—	443.0	1.8%	1.6%
Lincoln Centre	100%	Dallas	TX	Office	425.8	—	425.8	1.7%	1.5%
Great West Industrial Portfolio	100%	Rancho Cucamonga	CA	Industrial	403.0	—	403.0	1.6%	1.5%
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

Results of Operations
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Net Investment Income
The following table shows the results of operations for the three months ended June 30, 2024 and 2023 and the dollar and percentage changes for those periods (dollars in millions).

	For the Three Months Ended June 30,		Change
	2024	2023	$	%
		2
Real estate income, net:
Rental income	$334.8	$337.0	$(2.2)	(0.7)%
Real estate property level expenses:
Operating expenses	85.3	88.9	(3.6)	(4.0)%
Real estate taxes	51.9	54.4	(2.5)	(4.6)%
Interest expense	22.0	23.3	(1.3)	(5.6)%
Total real estate property level expenses	159.2	166.6	(7.4)	(4.4)%
Real estate income, net	175.6	170.4	5.2	3.1%
Income from real estate joint ventures	41.3	47.4	(6.1)	(12.9)%
Income from real estate funds	0.7	3.9	(3.2)	(82.1)%
Interest income	27.0	38.3	(11.3)	(29.5)%
TOTAL INVESTMENT INCOME	244.6	260.0	(15.4)	(5.9)%
Expenses:
Investment management charges	26.2	19.8	6.4	32.3%
Administrative charges	14.5	23.2	(8.7)	(37.5)%
Distribution charges	4.1	1.3	2.8	215.4%
Liquidity guarantee charges	15.9	18.9	(3.0)	(15.9)%
Interest expense	15.2	19.0	(3.8)	(20.0)%
TOTAL EXPENSES	75.9	82.2	(6.3)	(7.7)%
INVESTMENT INCOME, NET	$168.7	$177.8	$(9.1)	(5.1)%
The table below illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the three months ended June 30, 2024 and 2023, "same property", as compared to the comparative increases or decreases associated with the acquisition and disposition of properties made in either period.

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2024	2023	$	%	2024	2023	$	%	2024	2023	$	%
Same Property	$318.2	$316.3	$1.9	0.6%	$80.7	$83.1	$(2.4)	(2.9)%	$48.6	$50.6	$(2.0)	(4.0)%
Properties Acquired	1.4	—	1.4	N/M	0.6	—	0.6	N/M	0.3	—	0.3	N/M
Properties Sold	15.2	20.7	(5.5)	(26.6)%	4.0	5.8	(1.8)	(31.0)%	3.0	3.8	(0.8)	(21.1)%
Impact of Properties Acquired/Sold	16.6	20.7	(4.1)	(19.8)%	4.6	5.8	(1.2)	(20.7)%	3.3	3.8	(0.5)	(13.2)%
Total Property Portfolio	$334.8	$337.0	$(2.2)	(0.7)%	$85.3	$88.9	$(3.6)	(4.0)%	$51.9	$54.4	$(2.5)	(4.6)%
N/M—Not meaningful

Rental Income:
Rental income decreased by $2.2 million, or 0.7%, when compared to the second quarter of 2023, driven by property dispositions as indicated in the table above.
Operating Expenses:
Operating expenses decreased $3.6 million, or 4.0%, when compared to the second quarter of 2023 primarily due to reduced repair and maintenance, utility costs and payroll expenses, largely influenced by economic strain. The largest deceases were seen in the apartment, office and industrial sectors.
Real Estate Taxes:
Real estate taxes decreased $2.5 million, or 4.6%, when compared to the same quarter in 2023, resulting from a decline in property values in the industrial, office and retail sectors.
Interest Expense:
Interest expense decreased $1.3 million, or 5.6%, primarily due to a lower average outstanding principal balance on loans payable, as compared to the same quarter in 2023.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures decreased $6.1 million, or 12.9%, when compared to the same quarter in 2023, as a result of lower distributed income from a large retail property located in Las Vegas, NV, as well as two housing ventures located in various locations. Lower distributed income is the result of higher expenses paid by the Account's joint ventures.
Income from Real Estate Funds:
Income from real estate funds decreased $3.2 million, or 82.1%, when compared to the same quarter in 2023, primarily as a result of lower dividends received from one of the Account's real estate fund investments. Lower dividends are attributable to current market conditions and higher expenses paid by the Account's real estate funds.
Interest Income:
Interest income decreased $11.3 million, or 29.5%, in comparison to the same quarter of 2023, due to the continual decrease in the Account's loans receivable and marketable securities portfolio.
Expenses:
Investment management, administrative and distribution costs charged to the Account are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. These expenses increased $0.5 million from the comparable quarter of 2023, primarily due to an increase in the charge rates.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. There were no mortality and expense risk expenses charged by TIAA in the comparative periods. Liquidity guarantee expenses were $3.0 million lower than the comparable period of 2023 as a result of lower average net assets.
Interest expense on the Account's credit facility and other unsecured debt decreased $3.8 million when compared to the same quarter of 2023, due to a lower average outstanding principal balance on the Account's credit facility.

Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized losses on investments and debt for the three months ended June 30, 2024 and 2023 and the dollar and percentage changes for those periods (millions).

	For the Three Months Ended June 30,		Change
	2024	2023	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized (loss) gain on investments:
Real estate properties	$(176.0)	$—	$(176.0)	N/M
Real estate joint ventures	(10.1)	42.1	(52.2)	(124.0)%
Real estate funds	(8.4)	13.9	(22.3)	(160.4)%
Foreign currency forward contracts	—	(2.9)	2.9	(100.0)%
Marketable securities	(0.1)	(16.5)	16.4	(99.4)%
Loans receivable	0.1	—	0.1	N/M
Total realized (loss) gain on investments	(194.5)	36.6	(231.1)	N/M
Net change in unrealized (loss) gain on:
Real estate properties	(227.2)	(945.4)	718.2	(76.0)%
Real estate joint ventures	(97.8)	(393.0)	295.2	(75.1)%
Real estate funds	(16.6)	(39.8)	23.2	(58.3)%
Real estate operating business	(12.8)	1.2	(14.0)	N/M
Foreign currency forward contracts	—	2.8	(2.8)	(100.0)%
Marketable securities	(0.1)	18.4	(18.5)	(100.5)%
Loans receivable	(18.9)	(116.3)	97.4	(83.7)%
Loans receivable with related parties	(0.4)	—	(0.4)	N/M
Loans payable	(9.1)	(15.9)	6.8	(42.8)%
Other unsecured debt	3.7	5.6	(1.9)	(33.9)%
Net change in unrealized loss on investments and debt	(379.2)	(1,482.4)	1,103.2	(74.4)%
NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS AND DEBT	$(573.7)	$(1,445.8)	$872.1	(60.3)%
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized losses of $403.2 million during the second quarter of 2024, compared to $945.4 million of unrealized losses during the comparable quarter of 2023. Unrealized losses in the second quarter of 2024 were primarily driven by office and industrial properties in the East and Western regions due to broader economic trends and struggling occupancy rates. The realized loss is attributable to the sale of an office property located in New York, New York.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized losses of $107.9 million during the second quarter of 2024, compared to $350.9 million of net realized and unrealized losses during the second quarter of 2023. Current quarter unrealized losses were seen across the Account's joint venture investments portfolio, with the largest losses seen in the retail and office sectors, due to decreased market demand caused by current economic conditions.
Real Estate Funds:
Real estate funds experienced net realized and unrealized losses of $25.0 million during the second quarter of 2024, compared to $25.9 million of net realized and unrealized losses during the second quarter of 2023. Unrealized losses in the second quarter of 2024 were due to unfavorable valuations of four of the Account's real estate funds, driven by higher capitalization rates.

Real Estate Operating Business:
The Account's real estate operating business experienced unrealized losses of $12.8 million during the second quarter of 2024, compared to $1.2 million of unrealized gains in the second quarter of 2023, which reflected the positive impact of the recapitalization of the business. Unrealized losses in the second quarter of 2024 were the result of unfavorable valuations supported by recent cost of capital trends and comparable trading activities.
Marketable Securities
The Account's marketable securities investments experienced net realized and unrealized losses of $0.2 million in the second quarter of 2024, compared to net realized and unrealized gains of $1.9 million during the second quarter of 2023. The unrealized losses during the current quarter are attributed to the short-term hold period during the quarter, as frequent buys and sells were necessary to fund contract owner outflows.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced net realized and unrealized losses of $19.2 million during the second quarter of 2024, compared to $116.3 million of unrealized losses during the comparable quarter of 2023. Current period unrealized losses are attributed to three loans collateralized by office properties. The appraised values of the collateral asset properties is less than the principal value of the loans, which resulted in the unfavorable valuation of the loans payable.
Loans Payable:
Loans payable experienced unrealized loss of $9.1 million in the second quarter of 2024, compared to $15.9 million of unrealized losses during the comparable quarter of 2023. The unrealized losses in the second quarter of 2024 are attributable to the U.S Treasury yields driven by incremental inflation risk and widening credit spreads.
Other Unsecured Debt:
The Account's other unsecured debt experienced unrealized gains of $3.7 million in the second quarter of 2024, compared to $5.6 million of unrealized gains during the comparable quarter of 2023. The current period gain is attributable to beneficial shifts in the risk-free yield curve.

Six months ended June 30, 2024 compared to six months ended June 30, 2023
Net Investment Income
The following table shows the results of operations for the six months ended June 30, 2024 and 2023 and the dollar and percentage changes for those periods (dollars in millions).

	For the Six Months Ended June 30,		Change
	2024	2023	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$684.9	$671.5	$13.4	2.0%
Real estate property level expenses:
Operating expenses	175.8	168.3	7.5	4.5%
Real estate taxes	103.0	107.8	(4.8)	(4.5)%
Interest expense	44.4	46.5	(2.1)	(4.5)%
Total real estate property level expenses	323.2	322.6	0.6	0.2%
Real estate income, net	361.7	348.9	12.8	3.7%
Income from real estate joint ventures	83.8	100.7	(16.9)	(16.8)%
Income from real estate funds	9.1	10.5	(1.4)	(13.3)%
Interest	57.9	78.6	(20.7)	(26.3)%
TOTAL INVESTMENT INCOME	512.5	538.7	(26.2)	(4.9)%
Expenses:
Investment management charges	46.8	41.6	5.2	12.5%
Administrative charges	34.7	35.1	(0.4)	(1.1)%
Distribution charges	7.8	6.1	1.7	27.9%
Liquidity guarantee charges	32.1	38.8	(6.7)	(17.3)%
Interest expense	32.2	30.4	1.8	5.9%
TOTAL EXPENSES	153.6	152.0	1.6	1.1%
INVESTMENT INCOME, NET	$358.9	$386.7	$(27.8)	(7.2)%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the six months ended June 30, 2024 and 2023. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2024	2023	$	%	2024	2023	$	%	2024	2023	$	%
Same Property	$648.8	$630.1	$18.7	3.0%	$165.2	$155.9	$9.3	6.0%	$95.8	$100.7	$(4.9)	(4.9)%
Properties Acquired	2.0	—	2.0	N/M	1.0	—	1.0	N/M	0.4	—	0.4	N/M
Properties Sold	34.1	41.4	(7.3)	(17.6)%	9.6	12.4	(2.8)	(22.6)%	6.8	7.1	(0.3)	(4.2)%
Impact of Properties Acquired/Sold	36.1	41.4	(5.3)	(12.8)%	10.6	12.4	(1.8)	(14.5)%	7.2	7.1	0.1	1.4%
Total Property Portfolio	$684.9	$671.5	$13.4	2.0%	$175.8	$168.3	$7.5	4.5%	$103.0	$107.8	$(4.8)	(4.5)%
N/M—Not meaningful
Rental Income:
Rental income increased by $13.4 million, or 2.0%, when compared to the first six months of 2023. Increases in market rent, heightened by demand, reductions in bad debt reserves as tenants paid off balances that are 90 days or more and decreased rent concessions were experienced in the industrial, apartment and retail sectors. Additionally, the Account's hotel property has experienced a modest increase in income, primarily driven by sustained growth in business activities and room rental demand.
Operating Expenses:
Operating expenses increased $7.5 million, or 4.5%, when compared to the same period of 2023. The increase is attributed to rising repair and maintenance costs, as well as utility costs, due to inflation and current weather conditions. The largest increases can be seen in the office, industrial and apartment sectors.
Real Estate Taxes:
Real estate taxes decreased $4.8 million, or 4.5%, when compared to the same period in 2023, due to decreased property tax expenses in the industrial, apartment and office sectors, resulting from a continual decline in property valuations.
Interest Expense:
Interest expense decreased $2.1 million, or 4.5%, when compared to the same period in 2023, as a result of lower average outstanding principal balance on the Account's loans payable.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures decreased $16.9 million, when compared to the same period in 2023, as a result of lower distributed income from three of the Account's retail joint venture investments, due to increased operating expenses driven by increased occupancy.
Income from Real Estate Funds:
Income from real estate funds decreased $1.4 million, when compared to the same period in 2023, as a result of decreased distributed income from one of the Account's real estate fund investments, due to dispositions of properties held within the fund.
Interest Income:
Interest income decreased $20.7 million in comparison to the same period in 2023, due to a continual decrease in the Account's loans receivable and marketable securities portfolio.
Expenses:
Investment management, administrative and distribution costs charged to the Account are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. These expenses increased $6.5 million over the comparable period of 2023, primarily due to an increase in the charge rates.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and charged at a fixed rate based on the Account’s net assets. There were no mortality and expense risk expenses charged by TIAA in the comparative periods. Liquidity guarantee expenses were $6.7 million lower than the comparable period of 2023 as a result of lower average net assets.
Interest expense from the Account's other unsecured debt and line of credit increased $1.8 million when compared to the same period of 2023, due to a higher average outstanding principal balance on the Account's credit facility and senior notes payable.
Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized gains and losses on investments and debt for the six months ended June 30, 2024 and 2023 and the dollar and percentage changes for those periods (dollars in millions).

	For the Six Months Ended June 30,		Change
	2024	2023	$	%
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND DEBT
Net realized (loss) gain on investments:
Real estate properties	$(111.5)	$—	$(111.5)	N/M
Real estate joint ventures	(17.9)	42.1	(60.0)	(142.5)%
Real estate funds	4.6	13.9	(9.3)	(66.9)%
Foreign currency exchange on forward contracts	—	(2.9)	2.9	(100.0)%
Marketable securities	(0.1)	(35.6)	35.5	(99.7)%
Loans receivable	(138.9)	—	(138.9)	N/M
Total realized (loss) gain on investments:	(263.8)	17.5	(281.3)	N/M
Net change in unrealized (loss) gain on:
Real estate properties	(873.1)	(1,432.8)	559.7	(39.1)%
Real estate joint ventures	(284.5)	(770.3)	485.8	(63.1)%
Real estate funds	(32.3)	(28.8)	(3.5)	12.2%
Real estate operating business	43.2	(4.7)	47.9	N/M
Foreign currency exchange on forward contracts	—	2.3	(2.3)	(100.0)%
Marketable securities	(0.1)	47.1	(47.2)	(100.2)%
Loans receivable	25.0	(159.3)	184.3	(115.7)%
Loans receivable with related parties	0.1	—	0.1	N/M
Loans payable	(17.9)	(22.7)	4.8	(21.1)%
Other unsecured debt	13.5	(1.3)	14.8	N/M
Net change in unrealized loss on investments and debt	(1,126.1)	(2,370.5)	1,244.4	(52.5)%
NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS AND DEBT	$(1,389.9)	$(2,353.0)	$963.1	(40.9)%

N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized losses of $984.6 million during the first half of 2024, compared to $1.4 billion of unrealized losses during the comparable period of 2023. While the Account saw depreciation across various real estate sectors during the period, unrealized losses were primarily driven by office and industrial properties in the Western and Eastern region due to higher concessions and current economic conditions. The realized loss is attributable to the sale of an office property located in New York, New York.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized losses of $302.4 million during the first half of 2024, compared to net realized and unrealized losses of $728.2 million during the comparable period of 2023. Net losses in the first half of 2024 were primarily driven by the Account's joint venture investments in the office and retail sectors due to decreased market demand.
Real Estate Funds:
Real estate funds experienced net realized and unrealized losses of $27.7 million during the first half of 2024, compared to net realized and unrealized losses of $14.9 million during the first six months of 2023. Current period losses are due to unfavorable valuations of four of the Account's real estate funds, due to higher capitalization rates.

Real Estate Operating Business:
The Account's real estate operating business experienced unrealized gains of $43.2 million during the first six months of 2024, compared to $4.7 million unrealized losses in the comparable period of 2023. Unrealized gains were primarily attributed to favorable valuations, largely based on market pricing and expected growth within the first half of the year.
Marketable Securities:
The Account's marketable securities investments experienced net realized and unrealized losses of $0.2 million in the first six months of 2024, compared to net realized and unrealized gains of $11.5 million in the comparable period of 2023. Current period losses can be attributed to short term hold periods during the first half of the year.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced net realized and unrealized losses of $113.8 million during the first six months of 2024, compared to $159.3 million of unrealized losses during the comparable period of 2023. Losses in the first six months of 2024 are primarily attributable to unfavorable valuations of four loans during the period. The appraised values of the collateral asset properties is less than the principal value of the loans, which resulted in the unfavorable valuation of the loans payable.
Loans Payable:
Loans payable experienced unrealized loss of $17.9 million in the first six months of 2024, compared to $22.7 million of unrealized losses during the comparable period of 2023. The unrealized losses in the first half of 2024 were mainly attributable to the unvarying increase in U.S. Treasury yields driven by inflation risk and widening credit spreads.
Other Unsecured Debt:
Other unsecured debt experienced unrealized gains of $13.5 million in the first six months of 2024, attributable to favorable changes in credit spreads and fluctuations in the risk-free yield curve.
Liquidity and Capital Resources
As of June 30, 2024 and December 31, 2023, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $232.3 million and $206.2 million, respectively (1.0% and 0.9% of the Account’s net assets at such dates, respectively). The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and contract owner redemption requests (i.e., contract owner transfers, withdrawals or benefit payments). In addition, as disclosed in the Account's 2023 Form 10-K, the Account is able to meet its short-term and long-term liquidity needs through cash provided by operating activities, the available capacity on its credit facility and the liquidity guarantee provided by TIAA as described below.
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
As a result of continued net contract owner outflows, pursuant to TIAA's liquidity guarantee obligation, the TIAA General Account purchased 108,888 accumulation units during the second quarter of 2024, for $51.0 million, bringing TIAA's ownership to approximately 3.86% of the outstanding accumulation units of the Account as of June 30, 2024. The independent fiduciary, which has the right to adjust the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”), has established the trigger point at 45% of the outstanding accumulation units.

Net Investment Income
Net investment income continues to be an additional source of liquidity for the Account. Net investment income was $358.9 million for the six months ended June 30, 2024, as compared to $386.7 million for the comparable period of 2023. The decrease in total net investment income is described more fully in the Results of Operations section.
Leverage
As of June 30, 2024, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments, senior notes payable and any loans outstanding on the Account's Credit Agreement) to total gross asset value (i.e., a "loan -to-value ratio") was 19.5%. The Account intends to maintain its loan-to-value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s net equity interest in joint ventures), with no reduction associated with any indebtedness on such assets.
The Account's credit facility, which is a $1.4 billion unsecured line of credit, is used to facilitate near-term investment objectives, as further described in Note 10—Credit Facility. As of June 30, 2024, the Account had $153.0 million outstanding on the line of credit. The Account intends to exercise its first of three options to extend the facility's September 24, 2024 termination date for an additional twelve months, subject to customary representations, warranties and closing conditions.
As of June 30, 2024, total principal for mortgages on properties held directly by the account, four collateralized by a loan receivable, and senior notes payable are $2.6 billion. There are ten mortgage obligations secured by real estate investments wholly-owned by the Account, totaling $586.4 million, that are scheduled to mature within the next twelve months. The Account currently has sufficient liquidity in the form of cash and cash equivalents, short-term securities, and available capacity on the Account's line of credit that can be drawn to meet its current mortgage obligations.
In times of high net inflow activity, in particular during times of high net contract owner transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan-to-value ratio.
Statements of Cash Flows
The following table sets forth the Account's sources and uses of cash flows for the six months ended June 30, 2024 and 2023 (in millions):

	As of June 30,
	2024	2023
Cash flows provided by (used for):
Operating activities	$406.3	$1,539.7
Financing activities	$(375.2)	$(1,538.8)
The following provides information regarding the Account's cash flows from operating and financing activities for the six months ended June 30, 2024.
Operating Activities: The Account's operating cash flows are primarily impacted by net investment income and the purchase or sale of investments and debt. Cash provided by operating activities for the six months ended June 30, 2024, as compared to the prior year period, decreased by approximately $1,133.4 million, primarily driven by:
•$1,031.0 million decrease in net assets
•$263.5 million of contributions paid for joint ventures, real estate operating business and real estate funds.
•$157.1 million of capital improvements on real estate properties
Partially offsetting the decreases in cash provided by operating activities above were $396.1 million in cash inflows from the sale of real estate properties.

Financing Activities: The Account's financing cash flows are primarily impacted by contract owner transactions, proceeds from debt issuances and repayments of debt. For the period ended June 30, 2024, key drivers were:
•The Account repaid $431.0 million on the line of credit.
•Net contract owner outflows totaled $355.8 million.
•The TIAA General Account purchased $293.7 million of accumulation units.
•The Account borrowed $121.0 million on the line of credit
Long-Term Financing and Capital Needs
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
A summary of the Account's outstanding debt is as follows (in millions):

	June 30, 2024		December 31, 2023
	Principal Balance	% of Total	Principal Balance	% of Total
Secured	$1,749.5	62.4%	$1,922.6	58.5%
Unsecured	1,053.0	37.6%	1,363.0	41.5%
Total	$2,802.5	100.0%	$3,285.6	100.0%
Fixed Rate Debt:
Secured	$1,416.3	50.5%	$1,592.0	48.5%
Unsecured	900.0	32.1%	900.0	27.4%
Fixed Rate Debt	$2,316.3	82.6%	$2,492.0	75.9%
Floating Rate Debt:
Secured	$333.2	11.9%	$330.6	10.0%
Unsecured	153.0	5.5%	463.0	14.1%
Floating Rate Debt	$486.2	17.4%	$793.6	24.1%
Total	$2,802.5	100.0%	$3,285.6	100.0%

Recent Transactions
The following describes property and property-related transactions by the Account during the second quarter of 2024. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease.
Real Estate Properties and Joint Ventures
Sales

Property Name	Transaction Date	Ownership Percentage	Sector	Location	Net Sales Price(1)	Realized (Loss) Gain on Disposition(2)
The Manor at Flagler Village	05/15/2024	100.00%	Apartment	Fort Lauderdale, FL	$148.8	$(5.8)
Market Square	05/30/2024	100.00%	Retail	Fort Myers, FL	$22.5	$(1.5)
Pavilion at Turkey Creek	06/24/2024	100.00%	Retail	Knoxville, TN	$55.8	$3.5
780 Third Avenue	06/25/2024	100.00%	Office	New York, NY	$170.1	$(171.8)
(1) Represents the sales price, less selling expenses.
(2) Majority of the realized (loss) gain was previously recognized as unrealized (losses) gains in the Account's Consolidated Statements of Operations.
Financings
Debt Payoff

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
Birkdale Village	05/01/2024	4.30%	Retail	04/01/2024	$66.5
Seavest MOB Portfolio - Loker Medical Arts Pavilion(1)	06/06/2024	2.10 + LIBOR paid monthly	Office	06/14/2024	$15.2
780 Third Avenue(2)	06/25/2024	3.55%	Office	08/01/2025	$170.0
(1) Property held in Seavest MOB Los Angeles Portfolio.
(2) Debt was extinguished as part of the disposition of the collateral property.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint ventures, funds, an operating business and loans receivable, including those with related parties, which, as of June 30, 2024, represented 99.4% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:
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
As of June 30, 2024, 0.6% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., government agency notes) and REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements of the Account's 2023 Form 10-K. As of June 30, 2024, the Account does not invest in derivative financial instruments, although it does engage in hedging activity related to foreign currency denominated investments.
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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2024. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
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
ITEM 1A. RISK FACTORS.
Continued liquidity challenges could adversely impact the Account’s operations, financial condition, growth and prospects and continue to trigger the Account’s Liquidity Guarantee
The Account requires sufficient liquidity to fund ongoing Account-level loan and debt commitments to make payments on its debt obligations as they become due, satisfy contract owner redemption requests, fund purchases and maintenance of portfolio properties, and meet other cash and contractual commitments. Starting in late 2023, the Account experienced an decrease in liquid assets, which was largely due to a spike in contract owner redemption requests (i.e., contract owner withdrawals or benefit payments), influenced by negative trends in the U.S commercial real estate market. These trends were exacerbated by higher interest rates that adversely affected property values. TIAA was required to trigger the Liquidity Guarantee by purchasing liquidity units beginning

August 31, 2023, and it is expected that this will continue throughout 2024. The pace of net contract owner outflows has slowed over the period covered by this report; however, any reversal or adverse change in the pace or scope of these outflows in future fiscal quarters or periods could have a material adverse effect on the Account’s business, financial condition and results of operations.
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

	(I)	Form of OneIRA Non-Qualified Deferred Annuity Contract (and Rate Schedule)[14]
	(J)	(1) Form of Endorsement to Retirement Choice and Retirement Choice Plus Contracts for Custom Portfolios[16]
(2) Form of Endorsement to Retirement Choice and Retirement Choice Plus Certificates for Custom Portfolios[16]
	(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate[17]
	(L)	(1)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Annuity Contract[18]
(2)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Plus Annuity Contract[18]
	(M)	Form of Retirement Plan Loan Endorsement to Group Retirement Annuity Certificate[19]
	(N)	Form of Retirement Plan Loan Endorsement to Retirement Annuity Contract[20]
	(O)	Form of Retirement Plan Loan Endorsement to Supplemental Retirement Annuity Contract[21]
	(P)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[22]
	(Q)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[23]
(10)	(A)	Engagement Letter Agreement with Independent Fiduciary, dated February 10, 2022, between TIAA, on behalf of the Registrant, and SitusAMC Real Estate Valuation Services, LLC[15]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.[8]
	(C)	Form of Note Purchase agreement, dated as of June 10, 2022, by and between TIAA, on behalf of the registrant, and the purchasers party thereto.(29)
	(D)	Form of Note Purchase agreement, dated as of March 21, 2023, by and between TIAA, on behalf of the registrant, and the purchasers party thereto.(30)
(31)		Rule 13a - 14(a) Certifications*
(32)		Rule 13a - 14(b) and Section 1350 Certifications*

(101)	The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2024 (Unaudited), formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities as of June 30, 2024 (Unaudited), (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 (Unaudited), (iii) the Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2024 and 2023 (Unaudited), (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (Unaudited), and (v) the Notes to the Consolidated Financial Statements (Unaudited).**
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of August 2024.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

	By:	/s/ Colbert Narcisse
August 6, 2024		Colbert Narcisse Senior Executive Vice President, Chief Product & Business Development Officer, Teachers Insurance and Annuity Association of America (Principal Executive Officer)

August 6, 2024	By:	/s/ Christopher Baraks
Christopher Baraks Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)