Form 10-Q
period 2024-09-30
TIAA REAL ESTATE ACCOUNT
filed 2024-11-01
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024.
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
Yes ☐  No ☒

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)
(In millions, except per accumulation unit amounts)

	September 30,	December 31,
	2024	2023

ASSETS
Investments, at fair value:
Real estate properties (cost: $13,864.0 and $14,682.0)	$16,223.8	$18,020.3
Real estate joint ventures (cost: $5,989.6 and $5,645.7)	5,725.1	5,881.2
Real estate funds (cost: $778.2 and $821.0)	714.6	792.4
Real estate operating business (cost: $462.1 and $390.8)	897.6	685.9
Marketable securities (cost: $383.9 and $147.3)	383.9	147.4
Loans receivable (principal: $1,361.0 and $1,483.7)	952.4	1,082.4
Loans receivable with related parties (principal: $69.3 and $102.0)	69.3	101.3
Total investments (cost: $22,908.1 and $23,272.5)	$24,966.7	$26,710.9
Cash and cash equivalents	52.4	58.8
Due from investment manager	4.7	15.8
Other	388.1	395.0
TOTAL ASSETS	$25,411.9	$27,180.5
LIABILITIES
Loans payable, at fair value (principal outstanding: $1,787.5 and $1,922.6)	1,741.6	1,862.5
Line of credit, at fair value (principal outstanding: $72.0 and $463.0)	72.0	463.0
Other unsecured debt, at fair value (principal outstanding: $900.0 and $900.0)	895.8	881.6
Accrued real estate property expenses	274.1	286.2
Other	57.3	68.3
TOTAL LIABILITIES	$3,040.8	$3,561.6
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	21,908.5	23,110.4
Annuity Fund	462.6	508.5
TOTAL NET ASSETS	$22,371.1	$23,618.9
NUMBER OF ACCUMULATION UNITS OUTSTANDING	47.8	48.0
NET ASSET VALUE, PER ACCUMULATION UNIT	$458.111	$481.054

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
INVESTMENT INCOME
Real estate income, net:
Rental income	$352.7	$345.0	$1,037.6	$1,016.5
Real estate property level expenses and taxes:
Operating expenses	81.7	81.8	257.5	250.1
Real estate taxes	52.3	55.6	155.3	163.4
Interest expense	19.9	25.6	64.3	72.1
Total real estate property level expenses	153.9	163.0	477.1	485.6
Real estate income, net	198.8	182.0	560.5	530.9
Income from real estate joint ventures	42.3	42.2	126.1	142.9
Income from real estate funds	2.7	3.8	11.8	14.3
Interest income	30.3	34.3	88.2	112.9
TOTAL INVESTMENT INCOME	274.1	262.3	786.6	801.0
Expenses:
Investment management charges	17.6	21.2	64.4	62.8
Administrative charges	17.2	22.1	51.9	57.2
Distribution charges	3.7	2.4	11.5	8.5
Liquidity guarantee charges	15.8	17.8	47.9	56.6
Interest expense	9.7	19.0	41.9	49.4
TOTAL EXPENSES	64.0	82.5	217.6	234.5
INVESTMENT INCOME, NET	210.1	179.8	569.0	566.5
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments:
Real estate properties	(64.8)	(0.4)	(176.3)	(0.4)
Real estate joint ventures	—	(145.4)	(17.9)	(103.3)
Real estate funds	(4.1)	0.5	0.5	14.4
Foreign currency exchange on forward contracts	—	0.2	—	(2.7)
Marketable securities	0.1	—	—	(35.6)
Loans receivable	(14.4)	—	(153.3)	—
Net realized loss on investments	(83.2)	(145.1)	(347.0)	(127.6)
Net change in unrealized gain (loss) on:
Real estate properties	(105.4)	(464.3)	(978.5)	(1,897.1)
Real estate joint ventures	(154.5)	(132.7)	(439.0)	(903.0)
Real estate funds	(2.7)	(3.8)	(35.0)	(32.6)
Real estate operating business	97.2	(3.5)	140.4	(8.2)
Foreign currency exchange on forward contracts	—	—	—	2.3
Marketable securities	0.1	(0.2)	—	46.9
Loans receivable	(32.3)	(62.3)	(7.3)	(221.6)
Loans receivable with related parties	0.6	—	0.7	—
Loans payable	3.7	(16.3)	(14.2)	(39.0)
Other unsecured debt	(27.7)	13.6	(14.2)	12.3
Net change in unrealized loss on investments and debt	(221.0)	(669.5)	(1,347.1)	(3,040.0)
NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS AND DEBT	(304.2)	(814.6)	(1,694.1)	(3,167.6)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(94.1)	$(634.8)	$(1,125.1)	$(2,601.1)

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions, Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
FROM OPERATIONS
Investment income, net	$210.1	$179.8	$569.0	$566.5
Net realized loss on investments	(83.2)	(145.1)	(347.0)	(127.6)
Net change in unrealized loss on investments and debt	(221.0)	(669.5)	(1,347.1)	(3,040.0)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	(94.1)	(634.8)	(1,125.1)	(2,601.1)
FROM TRANSACTIONS BY CONTRACT OWNERS AND TIAA
Premiums	697.2	484.7	2,131.7	1,535.1
Purchase of liquidity units by TIAA	—	189.9	293.7	189.9
Annuity payments	(11.1)	(13.7)	(35.6)	(41.9)
Death benefits	(35.6)	(43.3)	(112.0)	(121.5)
Withdrawals	(711.1)	(1,046.8)	(2,400.5)	(3,684.5)
NET DECREASE IN NET ASSETS RESULTING FROM TRANSACTIONS BY CONTRACT OWNERS AND TIAA	(60.6)	(429.2)	(122.7)	(2,122.9)
NET DECREASE IN NET ASSETS	(154.7)	(1,064.0)	(1,247.8)	(4,724.0)
NET ASSETS
Beginning of period	22,525.8	25,998.1	23,618.9	29,658.1
End of period	$22,371.1	$24,934.1	$22,371.1	$24,934.1

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(1,125.1)	$(2,601.1)
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss on investments	347.0	127.6
Net change in unrealized loss on investments and debt	1,347.1	3,040.0
Purchase of real estate properties	—	(0.3)
Capital improvements on real estate properties	(229.9)	(259.9)
Proceeds from sales of real estate properties	724.9	—
Purchases of other real estate investments	(400.9)	(265.0)
Proceeds from other real estate investments	104.0	161.3
Purchases and originations of loans receivable	(32.9)	(19.1)
Purchases and originations of loans receivable with related parties	(0.2)	(31.2)
Proceeds from payoffs of loans receivable	1.3	11.6
Proceeds from payoffs of loans receivable from related parties	2.0	—
(Increase) decrease in other investments	(236.5)	1,824.7
Net change in from/due to investment manager	11.1	(8.3)
Decrease (increase) in other assets	26.1	(48.8)
(Decrease) increase in other liabilities	(2.2)	12.6
NET CASH PROVIDED BY OPERATING ACTIVITIES	535.8	1,944.1
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	193.0	74.0
Payments on line of credit	(584.0)	(64.0)
Proceeds from issuance of unsecured debt	—	400.0
Mortgage loan proceeds received	16.7	313.6
Payments of mortgage loans	(26.0)	(559.7)
Premiums	2,131.7	1,535.1
Purchase of liquidity units by TIAA	293.7	189.9
Annuity payments	(35.6)	(41.9)
Death benefits	(112.0)	(121.5)
Withdrawals	(2,400.5)	(3,684.5)
NET CASH USED IN FINANCING ACTIVITIES	(523.0)	(1,959.0)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	12.8	(14.9)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period cash, cash equivalents and restricted cash	96.0	117.0
Net increase in cash, cash equivalents and restricted cash	12.8	(14.9)
End of period cash, cash equivalents and restricted cash	$108.8	$102.1
SUPPLEMENTAL DISCLOSURES:
Loan assignment as part of a real estate disposition	170.0	$—
Cash paid for interest	$115.9	$101.1
Properties assumed and loans receivable extinguished as part of a deed-in-lieu of foreclosure agreement	$66.3	$—
Debt assumed upon acquisition of property	$44.2	$—
Joint venture contribution to payoff related party loan receivable	$31.9	$—
Conversion of term loans to line of credit borrowings	$—	$500.0

See notes to the consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	As of September 30,
	2024	2023
Cash and cash equivalents	$52.4	$65.3
Restricted cash(1)	56.4	36.8
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$108.8	$102.1
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
Interim Financial Information: The Consolidated Financial Statements of the Account as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Account’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).
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
Recent Accounting Pronouncements: In March 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or "Update") 2023-01—Leases (Topic 842): Common Control

Arrangements. The amendments in this Update provide a practical expedient for private companies and not-for-profit entities that are not conduit bond obligors to use the written terms and conditions of a common control arrangement to determine: (1) Whether a lease exists and, if so, (2) The classification of and accounting for that lease. The practical expedient may be applied on an arrangement-by-arrangement basis. If no written terms and conditions exist, an entity is prohibited from applying the practical expedient and must evaluate the enforceable terms and conditions to apply FASB’s Accounting Standards Classification (“ASC”) Topic 842. In addition, the ASU requires all entities (that is, including public companies) to amortize leasehold improvements associated with common control leases over the useful life to the common control group. Lastly, leasehold improvements should be accounted for as a transfer between entities under common control through an adjustment to equity (or net assets for not-for-profit entities) if, and when, the lessee no longer controls the use of the underlying asset. Additionally, those leasehold improvements are subject to the impairment guidance in ASC Topic 360, Property, Plant, and Equipment. The amendments in this Update were effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. There was no material impact as a result of the adoption of this guidance on January 1, 2024, to the Account.
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). To ensure the relief established in ASU 2020-04 covers the period of time during which a significant number of modifications may take place, ASU 2022-06 defers the sunset date of ASC Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. ASU 2022-06 is effective for all entities upon issuance. There was no material impact as a result of the adoption of this guidance to the Account.
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
Pursuant to its existing liquidity guarantee obligation, beginning August 31, 2023 through the second quarter of 2024, the TIAA General Account purchased a cumulative total of 1.8 million liquidity units issued by the Account, amounting to $911.3 million. Although the Account continued to experience net contract owner outflows during the third quarter of 2024, the TIAA General Account was not required to purchase any liquidity units. The independent fiduciary, which has the right to adjust the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”), has established the trigger point at 45% of the outstanding accumulation units. As of September 30, 2024, the TIAA General Account owned approximately 3.87% of the outstanding accumulation units of the Account. The independent fiduciary will continue to monitor TIAA's ownership interest in the Account and provide further recommendations as necessary.
Expenses for the services and fees described above are identified as such in the accompanying Consolidated Statements of Operations and are further identified as "Expenses" in Note 12—Financial Highlights.

The Account has loans receivable outstanding with related parties as of September 30, 2024. Two of the loans are with a joint venture partner and the other loans are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies of the Account's 2023 Form 10-K. References to “SOFR” in the table below and elsewhere in these Notes mean the Secured Overnight Financing Rate, a benchmark interest rate based on the U.S. Treasury bond repurchase market that has largely replaced the discontinued LIBOR (London Interbank Offered Rate) for U.S. dollar-denominated instruments. The following table presents the key terms of the loans as of the reporting date (in millions):

		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
Principal						September 30, 2024	December 31, 2023
2024	2023
—	32.9	THP Student Housing, LLC	97.00%	3.20%	9/30/2024	—	32.9
36.5	36.5	MRA Hub 34 Holding, LLC	95.00%	2.50% + SOFR	8/26/2025	36.5	36.5
0.5	0.5	MRA 34 LLC	—%	3.75% + SOFR	8/26/2025	0.5	0.5
4.6	4.4	MR MCC 3 Sponsor, LLC	—%	6.00%	12/1/2025	4.6	4.4
27.7	27.7	THP Student Housing, LLC	97.00%	6.10%	6/30/2026	27.7	27.0
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						$69.3	$101.3
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
As of September 30, 2024, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry.
The Account’s wholly-owned real estate investments and investments in joint ventures are primarily located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of September 30, 2024:

Diversification by Fair Value(1)
	West(2)	South(3)	East(4)	Midwest(5)	Foreign(6)	Total
Industrial	17.3%	9.6%	2.9%	2.1%	—%	31.9%
Apartment	8.3%	10.8%	8.1%	1.1%	—%	28.3%
Office	5.5%	6.0%	9.2%	0.2%	—%	20.9%
Retail	3.9%	4.1%	3.2%	0.7%	—%	11.9%
Other(7)	2.5%	2.4%	1.7%	0.2%	0.2%	7.0%
Total	37.5%	32.9%	25.1%	4.3%	0.2%	100.0%

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

Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2051. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, as of September 30, 2024 and December 31, 2023, are as follows (in millions):

	As of
Years Ended	September 30, 2024		December 31, 2023
2024	$162.5	(1)	$693.3
2025	623.1		631.7
2026	547.9		542.1
2027	460.7		447.6
2028	368.6		350.3
Thereafter	1,216.4		1,129.7
Total	$3,379.2		$3,794.7
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
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (in millions):

	As of
	September 30, 2024	December 31, 2023

Assets:
Right-of-use assets, at fair value	$36.2	$39.4
Liabilities:
Ground lease liabilities, at fair value	$36.2	$39.4
Key Terms:
Weighted-average remaining lease term (years)	62.9	63.7
Weighted-average discount rate(1)	8.58%	8.19%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.
For the nine months ended September 30, 2024 and 2023, operating lease costs related to ground leases were $1.8 million, respectively. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (in millions):

	As of
	September 30, 2024		December 31, 2023
Years Ended
2024	$0.7	(1)	$2.5
2025	2.6		2.5
2026	2.7		2.6
2027	2.7		2.6
2028	2.7		2.6
Thereafter	458.2		434.2
Total	$469.6		$447.0
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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2024
Real estate properties	$—	$—	$16,223.8	$16,223.8
Real estate joint ventures	—	—	5,725.1	5,725.1
Real estate operating business	—	—	897.6	897.6
Marketable securities:
U.S. government agency notes	—	249.2	—	249.2
U.S. treasury securities	—	134.7	—	134.7
Loans receivable(1)	—	—	1,021.7	1,021.7
Loans payable	—	—	(1,741.6)	(1,741.6)
Line of credit	—	—	(72.0)	(72.0)
Other unsecured debt	—	(895.8)	—	(895.8)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2023
Real estate properties	$—	$—	$18,020.3	$18,020.3
Real estate joint ventures	—	—	5,881.2	5,881.2
Real estate operating business	—	—	685.9	685.9
Marketable securities:
U.S. government agency notes	—	38.0	—	38.0
U.S. treasury securities	—	109.4	—	109.4
Loans receivable(1)	—	—	1,183.7	1,183.7
Loans payable	—	—	(1,862.5)	(1,862.5)
Line of credit	—	—	(463.0)	(463.0)
Other unsecured debt	—	(881.6)	—	(881.6)
(1) Includes loans receivable with related parties.
The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2024 and 2023 (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the three months ended September 30, 2024
Beginning balance July 1, 2024	$16,614.9	$5,794.4	$730.5	$1,077.3	$24,217.1	$(1,707.3)	$(153.0)
Total realized and unrealized (losses) gains included in changes in net assets (1)	(170.2)	(154.5)	97.2	(46.1)	(273.6)	3.7	—
Purchases(2)	108.0	85.2	69.9	23.8	286.9	(58.3)	(72.0)
Sales	(328.9)	—	—	—	(328.9)	—	—
Settlements(4)	—	—	—	(33.3)	(33.3)	20.3	153.0
Ending balance September 30, 2024	$16,223.8	$5,725.1	$897.6	$1,021.7	$23,868.2	$(1,741.6)	$(72.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the nine months ended September 30, 2024
Beginning balance January 1, 2024	$18,020.3	$5,881.2	$685.9	$1,183.7	$25,771.1	$(1,862.5)	$(463.0)
Total realized and unrealized (losses) gains included in changes in net assets (1)	(1,154.8)	(456.9)	140.4	(159.9)	(1,631.2)	(14.2)	—
Purchases(2)	253.2	311.2	71.3	33.1	668.8	(60.9)	(193.0)
Sales	(894.9)	—	—	—	(894.9)	—	—
Settlements(4)	—	(10.4)	—	(35.2)	(45.6)	196.0	584.0
Ending balance September 30, 2024	$16,223.8	$5,725.1	$897.6	$1,021.7	$23,868.2	$(1,741.6)	$(72.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit	Other Unsecured Debt
For the three months ended September 30, 2023
Beginning balance July 1, 2023	$19,191.3	$6,341.5	$653.6	$1,365.5	$27,551.9	$(1,847.3)	$—	$(500.0)
Total realized and unrealized losses included in changes in net assets	(464.7)	(278.1)	(3.5)	(62.3)	(808.6)	(16.3)	—	—
Purchases(2)	75.7	88.2	—	2.7	166.6	(213.5)	(574.0)	—
Settlements(4)	—	(0.2)	—	(0.2)	(0.4)	214.5	64.0	500.0
Ending balance September 30, 2023	$18,802.3	$6,151.4	$650.1	$1,305.7	$26,909.5	$(1,862.6)	$(510.0)	$—

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit	Other Unsecured Debt
For the nine months ended September 30, 2023
Beginning balance January 1, 2023	$20,444.0	$7,103.6	$641.9	$1,488.6	$29,678.1	$(2,069.7)	$—	$(500.0)
Total realized and unrealized losses included in changes in net assets	(1,897.5)	(1,006.3)	(8.2)	(221.6)	(3,133.6)	(39.0)	—	—
Purchases(2)	255.8	179.6	16.4	50.3	502.1	(313.6)	(574.0)	—
Settlements(4)	—	(125.5)	—	(11.6)	(137.1)	559.7	64.0	500.0
Ending balance September 30, 2023	$18,802.3	$6,151.4	$650.1	$1,305.7	$26,909.5	$(1,862.6)	$(510.0)	$—
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

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of September 30, 2024.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 13.0% (8.6%) 5.5% - 9.5% (6.9%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.3% - 13.1% (6.8%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 8.5% (7.3%) 5.5% - 7.5% (5.8%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.4% - 6.5% (5.3%)
	Residential	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 7.8% (7.0%) 5.0% - 6.8% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 6.3% (5.1%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 12.0% (7.7%) 5.5% - 9.4% (6.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.3% - 8.6% (6.2%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.0% 8.3%
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.8%
Real Estate Operating Business		Income Approach—Discounted Cash Flow	Discount Rate Terminal Growth Rate	11.5% 9.8%
		Market Approach	EBITDA Multiple	30.7x
			Terminal EBITDA Multiple	20.0x
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	40.4% - 78.8% (57.8%) 6.0% - 7.3% (6.3%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	40.4% - 78.8% (57.8%) 1.1 - 1.7 (1.3)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.1% - 41.0% (34.3%) 5.9% - 6.7% (6.2%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	30.1% - 41.0% (34.3%) 1.1 - 1.1 (1.1)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	32.5% - 72.9% (47.3%) 5.9% - 8.0% (7.0%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	32.5% - 72.9% (47.3%) 1.1 - 1.4 (1.2)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	49.1% - 72.3% (57.2%) 5.7% - 7.9% (6.9%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	49.1% - 72.3% (57.2%) 1.1- 1.4 (1.3)
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	52.7% - 107.5% (73.6%) 9.0% - 27.6% (13.6%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	54.5% - 72.6% (63.6%) 5.5% - 8.5% (6.3%)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	37.9% - 72.1% (62.2%) 6.1% - 9.7% (8.5%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	66.9% - 66.9% (66.9%) 21.4% - 21.4% (21.4%)

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2023.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 10.3% (7.9%) 5.5% - 8.5% (6.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.8% - 11.3% (6.3%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 8.3% (7.3%) 5.0% - 7.0% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	2.0% - 6.3% (5.0%)
	Residential	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.3% - 7.5% (6.8%) 4.8% - 6.0% (5.4%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.3% - 5.8% (4.9%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 11.5% (8.0%) 5.3% - 9.0% (6.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.3% - 8.5% (5.9%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	(10.0%) (8.3%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	(7.8%)
Real Estate Operating Business		Income Approach—Discounted Cash Flow	Discount Rate	10.0%
			Terminal Growth Rate	8.1%
		Market Approach	EBITDA Multiple	30.0x
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	35.8% - 103.0% (58.3%) 6.3% - 10.9% (9.0%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	35.8% - 103.0% (58.3%) 1.1 - 2.1 (1.3)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	29.9% - 38.4% (33.4%) 6.7% - 6.9% (6.8%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	29.9% - 38.4% (33.4%) 1.1 - 1.1 (1.1)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.0% - 74.5% (44.9%) 6.2% - 8.2% (7.1%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	30.0% - 74.5% (44.9%) 1.1 - 1.3 (1.2)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	48.7% - 83.8% (58.8%) 6.0% - 7.1% (6.5%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	48.7% - 83.8% (58.8%) 1.1 - 1.9 (1.4)
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	48.0% - 136.1% (83.8%) 6.5% - 52.7% (13.4%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	34.4% - 66.0% (50.0%) 2.5% - 8.5% (5.4%)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	39.1% - 70.8% (55.0%) 3.2% - 8.6% (7.5%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	54.9% - 73.3% (64.2%) 7.3% - 13.6% (9.5%)
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
During the nine months ended September 30, 2024 and 2023, there were no transfers between Levels 1, 2 or 3.
The amount of total net unrealized (losses) gains included in changes in net assets relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(1)	Total Level 3 Investments	Loans Payable
For the three months ended September 30, 2024	$(130.2)	$(165.5)	$97.2	$(46.1)	$(244.6)	$3.8
For the nine months ended September 30, 2024	$(1,133.6)	$(482.6)	$140.4	$(68.8)	$(1,544.6)	$(14.1)
For the three months ended September 30, 2023	$(464.3)	$(291.5)	$(3.5)	$(62.3)	$(821.6)	$(16.3)
For the nine months ended September 30, 2023	$(1,897.1)	$(1,062.6)	$(8.2)	$(221.6)	$(3,189.5)	$(39.0)
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At September 30, 2024, the Account held investments in joint ventures with ownership interest percentages that ranged from 2.0% to 98.5%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a predetermined threshold.
A condensed summary of the gross financial position and results of operations of the combined joint ventures is shown below (millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenue and Expenses
Revenues	$295.2	$309.0	$879.6	$924.7
Expenses	181.7	192.6	536.1	554.4
Excess of revenues over expenses	$113.5	$116.4	$343.5	$370.3
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
No financial support (such as loans or financial guarantees) was provided to the Funds during the nine months ended September 30, 2024. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are included in the maximum exposure to loss presented below.
The carrying amount and maximum exposure to loss relating to unconsolidated VIEs in which the Account holds a variable interest but is not the primary beneficiary were as follows at September 30, 2024 (in millions):

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
LCS SHIP Venture I, LLC (90.0% Account Interest)	$36.8	$36.8	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			The fund is currently in liquidation.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Veritas - Trophy VI, LLC (90.4% Account Interest)	$40.6	$40.6	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles metropolitan statistical area ("MSA").
			The Account can sell or transfer its interest in the fund with the consent and approval of the manager.

SP V - II, LLC (61.8% Account Interest)	$82.9	$90.4	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.
			Liquidation estimated to begin no earlier than 2029.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Taconic New York City GP Fund, LP (60.0% Account Interest)	$13.5	$13.5	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City MSA.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
Silverpeak NRE FundCo LLC (90.0% Account Interest)	$65.4	$70.6	Redemptions prohibited prior to liquidation.	To invest in alternative real estate investments primarily in major U.S. metropolitan markets.
			Liquidation estimated to begin no earlier than 2028.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
IDR - Core Property Index Fund, LLC (1.3% Account Interest)	$34.7	$34.7	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.
Townsend Group Value-Add Fund (99.0% Account Interest)	$208.7	$258.4	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the U.S. market.
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
Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)	$8.4	$8.4	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
			Liquidation estimated to begin no earlier than 2026.
			The Account is permitted to sell or transfer its interest in the fund with the consent and approval of the manager.

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
Silverpeak NRE FundCo 2 LLC (90.0% Account Interest)	$59.5	$82.2	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
JCR Capital - REA Preferred Equity Parallel Fund (31.1% Account Interest)	$97.2	$108.7	Redemptions prohibited prior to liquidation.	To invest primarily in multi-family properties.
			Liquidation estimated to begin no earlier than 2026.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion

Silverpeak NRE FundCo 3 LLC (90.0% Account Interest)	$50.8	$99.4	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
Total	$714.6	$859.8
Note 8—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s indirect interests in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (in millions):

	September 30, 2024			December 31, 2023

	Principal Outstanding	Fair Value	% of Fair Value	Principal Outstanding	Fair Value	% of Fair Value
Office(1)	$891.6	$493.2	48.3%	$1,016.2	$622.2	52.5%
Apartment(1)	216.5	210.1	20.6%	247.7	241.4	20.4%
Industrial	134.3	134.0	13.1%	134.1	133.6	11.3%
Hotel	139.3	139.3	13.6%	139.3	139.3	11.8%
Retail	44.0	40.5	4.0%	44.0	42.8	3.6%
Land	4.6	4.6	0.4%	4.4	4.4	0.4%
	$1,430.3	$1,021.7	100.0%	$1,585.7	$1,183.7	100.0%
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
On August 29, 2024, the Account took equity ownership of, and began operating, the collateral office property associated with the Five Oak mezzanine loan receivable through a deed-in-lieu of foreclosure agreement, after the borrower defaulted on the terms of the loan.

The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of September 30, 2024 (in millions), listed in order of the strength of the risk rating (from strongest to weakest):

	September 30, 2024			December 31, 2023
	Number of Loans	Fair Value	% of Fair Value	Number of Loans	Fair Value	% of Fair Value
A-	—	—	—%	1	101.5	8.6%
BBB	1	96.9	9.5%	2	200.3	16.9%
BB+	3	279.1	27.3%	2	177.0	15.0%
BB	1	54.7	5.4%	1	32.1	2.7%
BB-	1	87.4	8.6%	2	138.7	11.7%
B+	3	240.6	23.5%	1	57.3	4.8%
B	1	34.8	3.4%	3	153.8	13.0%
B-	—	—	—%	1	17.4	1.5%
CCC+	1	37.1	3.6%	1	31.1	2.6%
CCC	2	48.5	4.7%	1	37.9	3.2%
CCC-	—	—	—%	1	18.1	1.5%
C	2	67.2	6.6%	2	64.9	5.5%
D	7	6.1	0.6%	8	52.3	4.4%
NR(1)	5	69.3	6.8%	5	101.3	8.6%
	27	$1,021.7	100.0%	31	$1,183.7	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of September 30, 2024 and December 31, 2023, all loans with NR designations were with related parties. The loans are collateralized by equity interests in real estate investments.
The following table represents loans receivable in nonaccrual status as of September 30, 2024 (in millions). Loans are placed in nonaccrual status when a loan is more than 90 days in arrears or at any point when management believes the full collection of principal is doubtful.

Aging	Number of Loans	Principal Outstanding	Fair Value
Past Due - 90 Days +	4	$250.4	$—

Note 9—Loans Payable
At September 30, 2024 and December 31, 2023, the Account had outstanding loans payable secured by the following properties (in millions):

Property	Annual Interest Rate and Payment Frequency	Principal Amounts Outstanding as of		Maturity
		September 30, 2024	December 31, 2023

1401 H Street NW	3.65% paid monthly	115.0	115.0	November 5, 2024
The District on La Frontera(1)	3.84% paid monthly	35.6	36.2	December 1, 2024
The District on La Frontera(1)	4.96% paid monthly	4.1	4.1	December 1, 2024
Circa Green Lake	3.71% paid monthly	52.0	52.0	March 5, 2025
Union - South Lake Union	3.66% paid monthly	57.0	57.0	March 5, 2025
Holly Street Village	3.65% paid monthly	81.0	81.0	May 1, 2025
Henley at Kingstowne(1)	3.60% paid monthly	65.1	66.3	May 1, 2025
32 South State Street	4.48% paid monthly	24.0	24.0	June 6, 2025
Project Sonic(2)	2.00% + SOFR paid monthly	94.0	93.9	June 9, 2025
Vista Station Office Portfolio(1)(3)	4.00% paid monthly	—	17.9	July 1, 2025
One Biscayne Tower(2)	2.45% + SOFR paid monthly	100.0	100.0	July 9, 2025
Spring House Innovation Park(2)	1.36% + SOFR paid monthly	71.2	56.8	July 9, 2025
780 Third Avenue(3)	3.55% paid monthly	—	150.0	August 1, 2025
780 Third Avenue(3)	3.55% paid monthly	—	20.0	August 1, 2025
Reserve at Chino Hills(2)	1.61% + SOFR paid monthly	82.2	79.9	August 9, 2025
Vista Station Office Portfolio(1)	4.20% paid monthly	40.0	41.0	November 1, 2025
701 Brickell Avenue(1)	3.66% paid monthly	172.0	174.9	April 1, 2026
Marketplace at Mill Creek	3.82% paid monthly	39.6	39.6	September 11, 2027
Overlook At King Of Prussia	3.82% paid monthly	40.8	40.8	September 11, 2027
Winslow Bay	3.82% paid monthly	25.8	25.8	September 11, 2027
1900 K Street, NW(1)	3.93% paid monthly	155.8	158.3	April 1, 2028
Ashford Meadows(4)	5.76% paid monthly	64.6	64.6	October 1, 2028
803 Corday(4)	5.76% paid monthly	62.2	62.2	October 1, 2028
Churchill on the Park(4)	5.76% paid monthly	40.5	40.5	October 1, 2028
Carrington Park(4)	5.76% paid monthly	43.8	43.8	October 1, 2028
Five Oak(2)	1.47% + SOFR paid monthly	44.2	—	August 9, 2029
99 High Street(5)	3.90% paid monthly	277.0	277.0	March 1, 2030
Total Principal Outstanding		$1,787.5	$1,922.6
Fair Value Adjustment(6)		(45.9)	(60.1)
Total Loans Payable		$1,741.6	$1,862.5
(1)The mortgage is adjusted monthly for principal payments.
(2)The loan is collateralized by a mezzanine loan receivable, which is collateralized by the property listed in the above table.
(3)Debt was extinguished as part of the disposition of the collateral property.
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
As of September 30, 2024, the Account was in compliance with all covenants required by the Credit Agreement.
The following table provides a summary of the key characteristics of the Credit Agreement, as of September 30, 2024:

Current Balance - Line of Credit (in millions)	$72.0
Maximum Capacity (in millions)	$1,445.0
Inception Date	September 16, 2022
Revolving Commitment Termination	September 16, 2025
Extension Option(1)	Yes
ABR Revolving Credit Loans Interest Rate	ABR + Applicable Margin
SOFR Revolving Credit Loans Interest Rate(2)	Adjusted SOFR + Applicable Margin

(1) The Account has two options to extend the Commitment Termination Date for an additional twelve months each. The Account may also request additional funding, not to exceed $55.0 million, at any time prior to the Commitment Termination Date; however, this request is subject to approval at the sole discretion of the lenders and is not guaranteed.

(2) The weighted average interest rate for three and nine months ended September 30, 2024 was 6.244% and 6.288%, respectively.
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

As of September 30, 2024, the Account was in compliance with all covenants required by the note purchase agreements.
The following table provides a summary of the key characteristics of the outstanding senior notes payable, as of September 30, 2024:

	Principal (in millions)	Interest Rate	Maturity Date
Series A	$300.0	3.24%	June 10, 2029
Series B	$200.0	3.35%	June 10, 2032
Series C	$400.0	5.50%	May 30, 2027
Note 12—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Nine Months Ended September 30, 2024	Years Ended December 31,
		2023	2022	2021

Per Accumulation Unit Data:
Rental income	$21.662	$27.323	$23.751	$22.672
Real estate property level expenses	9.960	12.858	11.042	10.683
Real estate income, net	11.702	14.465	12.709	11.989
Other income	4.720	7.539	6.559	5.474
Total income	16.422	22.004	19.268	17.463
Expenses(1)	4.543	6.216	5.121	4.035
Investment income, net	11.879	15.788	14.147	13.428
Net realized and unrealized (loss) gain on investments and debt	(34.822)	(91.657)	28.011	64.615
Net (decrease) increase in Accumulation Unit Value	(22.943)	(75.869)	42.158	78.043
Accumulation Unit Value:
Beginning of period	481.054	556.923	514.765	436.722
End of period	$458.111	$481.054	$556.923	$514.765
Total return(2)	(4.77)%	(13.62)%	8.19%	17.87%
Ratios to Average net assets(3):
Expense charges(4)	1.03%	0.93%	0.89%	0.84%
Investment income, net	3.33%	3.00%	2.45%	2.82%
Portfolio turnover rate(3):
Real estate properties(5)	2.1%	1.4%	5.6%	7.6%
Marketable securities(6)	—%	21.6%	4.7%	—%
Accumulation Units outstanding at end of period (millions)	47.8	48.0	52.1	53.4
Net assets end of period (millions)	$22,371.1	$23,618.9	$29,658.1	$28,072.0
(1)Expenses per Accumulation Unit reflect the year-to-date Account level expenses and exclude real estate property level expenses which are included in real estate income, net.
(2)Percentages for the nine months ended September 30, 2024 are not annualized.
(3)Percentages for the nine months ended September 30, 2024 are annualized.
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
Note 13—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Nine Months Ended September 30, 2024	For the Year Ended December 31, 2023

Outstanding:
Beginning of period	48.0	52.1
Credited for premiums	4.6	4.1
Credited for purchase of liquidity units by TIAA	0.6	1.3
Annuity, other periodic payments, withdrawals and death benefits	(5.4)	(9.5)
End of period	47.8	48.0
Note 14—Commitments and Contingencies
Commitments—As of September 30, 2024 and December 31, 2023, the Account had the following immediately callable commitments to purchase additional interests in its real estate funds or provide additional funding through its loans receivable investments (in millions):

	Commitment Expiration	September 30, 2024	December 31, 2023
Real Estate Funds(1)
Veritas Trophy VI, LLC	08/2023	—	10.0
JCR Capital - REA Preferred Equity Parallel Fund	02/2024(3)	11.5	24.8
Silverpeak NRE FundCo 3 LLC	12/2024	48.6	51.5
Townsend Group Value-Add Fund	12/2026	49.7	57.2
Silverpeak NRE FundCo LLC	12/2028	5.2	26.1
SP V - II, LLC	09/2029	7.5	8.7
Silverpeak NRE FundCo 2 LLC	12/2029	22.7	22.7
		$145.2	$201.0
Loans Receivable(2)
Colony New England Hotel Portfolio Senior Loan	11/2024	3.6	3.6
Colony New England Hotel Portfolio Mezzanine	11/2024	1.2	1.2
Exo Apartments Mezzanine	01/2025	5.1	5.1
Project Sonic Senior Loan	06/2025	1.9	2.0
Project Sonic Mezzanine	06/2025	0.6	0.7
Spring House Innovation Park Senior Loan	07/2025	—	17.8
Spring House Innovation Park Mezzanine	07/2025	—	5.9
One Biscayne Tower Senior Loan	07/2025	26.8	31.8
One Biscayne Tower Mezzanine	07/2025	8.9	10.6
MRA Hub 34 Holding, LLC	08/2025	1.5	1.5
The Reserve at Chino Hills	08/2025	0.9	3.3
735 Watkins Mill	08/2025	4.7	4.8
		$55.2	$88.3

	Commitment Expiration	September 30, 2024	December 31, 2023
Real Estate Operating Business
DigitalBridge Zeus Partners, LP	N/A(4)	155.1	$—
		$155.1	$—
TOTAL COMMITMENTS		$355.5	$289.3
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
(4)The additional capital commitment has no expiration. The remaining commitment will be funded through incremental capital calls. Funding is scheduled to be completed by the second quarter of 2025.
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
Note 15—Subsequent Events
In preparing these financial statements, Management has evaluated events and transactions for potential recognition or disclosure subsequent to September 30, 2024, through November 1, 2024, the date the financial statements were issued.
The following property-related transactions occurred subsequent to September 30, 2024 (in millions):
Real Estate Properties and Joint Ventures
Sales

Property Name	Sales Date	Ownership Percentage	Sector	Location	Net Sales Price(1)	Realized Gain (Loss) on Sale(2)
701 Brickell	10/8/2024	100.0%	Office	Miami, FL	$436.8	$107.7
Fort Point Creative Exchange	10/9/2024	100.0%	Office	Boston, MA	$16.9	$(18.9)
Larkspur Courts	10/15/2024	100.0%	Multi-family	Larkspur, CA	$130.7	$25.1
River Ridge	10/15/2024	100.0%	Retail	Birmingham, AL	$21.5	$(8.0)
(1) The net sales price represents the sales price, less selling expenses.
(2) Majority of the realized gain/(loss) has been previously recognized as unrealized gains (losses) in the Account's Consolidated Statements of Operations.

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	September 30, 2024		December 31, 2023
	Fair Value	% of Net Assets	Fair Value	% of Net Assets

Alabama
Retail	49.6	0.2%	46.1	0.2%
	$49.6	0.2%	$46.1	0.2%
Arizona
Industrial	45.0	0.2%	46.7	0.2%
Land	22.0	0.1%	15.3	0.1%
	$67.0	0.3%	$62.0	0.3%
California
Industrial	3,140.9	14.0%	3,499.1	14.8%
Apartment	1,301.9	5.8%	1,377.1	5.8%
Retail	411.8	1.8%	411.6	1.8%
Office	190.2	0.9%	458.8	1.9%
	$5,044.8	22.5%	$5,746.6	24.3%
Colorado
Industrial	42.6	0.2%	46.0	0.2%
Office	42.4	0.2%	60.3	0.3%
	$85.0	0.4%	$106.3	0.5%
Connecticut
Office	25.1	0.1%	30.5	0.1%
	$25.1	0.1%	$30.5	0.1%
Florida
Apartment	915.6	4.1%	1,154.3	4.9%
Industrial	699.1	3.1%	704.1	3.0%
Office	437.9	2.0%	493.6	2.1%
Retail	68.8	0.3%	150.6	0.6%
	$2,121.4	9.5%	$2,502.6	10.6%
Georgia
Apartment	369.3	1.6%	387.3	1.6%
Industrial	246.2	1.1%	238.7	1.0%
Retail	131.9	0.6%	246.1	1.1%
	$747.4	3.3%	$872.1	3.7%
Illinois
Industrial	220.9	1.0%	215.8	0.9%
Retail	160.0	0.7%	168.6	0.7%
Apartment	116.1	0.5%	123.0	0.5%
	$497.0	2.2%	$507.4	2.1%
Indiana
Industrial	96.2	0.4%	97.3	0.4%
	$96.2	0.4%	$97.3	0.4%
Maryland
Industrial	79.9	0.4%	73.1	0.3%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	September 30, 2024		December 31, 2023
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Apartment	73.8	0.3%	79.1	0.3%
Retail	61.8	0.3%	67.0	0.3%
	$215.5	1.0%	$219.2	0.9%
Massachusetts
Office	377.6	1.7%	504.9	2.2%
Industrial	132.1	0.6%	145.2	0.6%
Retail	112.1	0.5%	114.0	0.5%
Apartment	52.9	0.2%	51.6	0.2%
	$674.7	3.0%	$815.7	3.5%
Minnesota
Industrial	133.9	0.6%	137.5	0.6%
Apartment	70.9	0.3%	80.3	0.3%
	$204.8	0.9%	$217.8	0.9%
New Jersey
Industrial	362.7	1.6%	354.3	1.5%
Retail	76.8	0.4%	84.7	0.4%
	$439.5	2.0%	$439.0	1.9%
New York
Apartment	259.0	1.2%	265.1	1.1%
Office	254.3	1.1%	523.6	2.2%
	$513.3	2.3%	$788.7	3.3%
North Carolina
Retail	92.6	0.4%	92.6	0.4%
Apartment	80.1	0.4%	79.7	0.3%
	$172.7	0.8%	$172.3	0.7%
Oregon
Office	67.4	0.3%	27.5	0.1%
Apartment	27.3	0.1%	32.6	0.1%
	$94.7	0.4%	$60.1	0.2%
Pennsylvania
Retail	64.6	0.3%	57.3	0.2%
	$64.6	0.3%	$57.3	0.2%
South Carolina
Apartment	84.1	0.4%	70.8	0.3%
Retail	43.7	0.2%	48.6	0.2%
	$127.8	0.6%	$119.4	0.5%
Tennessee
Retail	84.3	0.4%	142.5	0.6%
Industrial	68.2	0.3%	68.9	0.3%
Apartment	38.4	0.2%	35.8	0.2%
	$190.9	0.9%	$247.2	1.1%
Texas
Industrial	1,033.0	4.6%	953.2	4.0%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	September 30, 2024		December 31, 2023
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Apartment	596.0	2.7%	642.6	2.7%
Office	499.9	2.2%	454.0	1.9%
Hotel	90.2	0.4%	91.8	0.4%
	$2,219.1	9.9%	$2,141.6	9.0%
Utah
Office	43.8	0.2%	82.5	0.4%
	$43.8	0.2%	$82.5	0.4%
Virginia
Apartment	381.3	1.7%	388.6	1.6%
Retail	129.3	0.6%	131.3	0.6%
Office	68.3	0.3%	85.1	0.4%
	$578.9	2.6%	$605.0	2.6%
Washington
Industrial	562.3	2.5%	557.9	2.4%
Apartment	265.0	1.2%	280.6	1.2%
	$827.3	3.7%	$838.5	3.6%
Washington D.C.
Office	828.3	3.7%	940.5	4.0%
Apartment	294.4	1.3%	304.6	1.3%
	$1,122.7	5.0%	$1,245.1	5.3%
TOTAL REAL ESTATE PROPERTIES
(Cost: $13,864.0 and $14,682.0)	$16,223.8	72.5%	$18,020.3	76.3%

REAL ESTATE JOINT VENTURES
Location/Sector	September 30, 2024		December 31, 2023
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Arizona
Land	29.9	0.1%	27.0	0.1%
	$29.9	0.1%	$27.0	0.1%
California
Office	681.3	3.0%	801.5	3.4%
Land	71.6	0.3%	57.2	0.2%
Retail	37.3	0.2%	36.8	0.1%
	$790.2	3.5%	$895.5	3.7%
Florida
Retail	381.0	1.7%	442.0	1.9%
	$381.0	1.7%	$442.0	1.9%
Georgia
Land	16.4	0.1%	29.8	0.1%
	$16.4	0.1%	$29.8	0.1%
Maryland
Land	37.5	0.2%	42.8	0.2%
Retail	17.7	0.1%	16.0	0.1%
	$55.2	0.3%	$58.8	0.3%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE JOINT VENTURES
Location/Sector	September 30, 2024		December 31, 2023
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Massachusetts
Office	290.7	1.3%	324.1	1.4%
	$290.7	1.3%	$324.1	1.4%
Nevada
Retail	404.3	1.8%	413.9	1.8%
	$404.3	1.8%	$413.9	1.8%
New York
Industrial	63.1	0.3%	66.5	0.3%
Office	44.1	0.2%	48.6	0.2%
Apartment	39.3	0.2%	36.4	0.2%
Retail	28.7	0.1%	30.9	0.1%
	$175.2	0.8%	$182.4	0.8%
North Carolina
Apartment	151.3	0.7%	101.0	0.4%
Retail	68.0	0.3%	45.4	0.2%
Office	35.2	0.2%	24.0	0.1%
Land	21.5	0.1%	29.2	0.1%
	$276.0	1.3%	$199.6	0.8%
South Carolina
Apartment	67.2	0.3%	62.2	0.2%
Land	19.9	0.1%	18.6	0.1%
	$87.1	0.4%	$80.8	0.3%
Tennessee
Retail	176.5	0.8%	176.3	0.7%
	$176.5	0.8%	$176.3	0.7%
Texas
Office	298.1	1.3%	304.8	1.3%
Industrial	50.6	0.2%	50.5	0.2%
Other(1)	0.7	—%	0.8	—%
	$349.4	1.5%	$356.1	1.5%
Washington
Office	—	—%	0.4	—%
	$—	—%	$0.4	—%
Various(2)
Storage	1,191.0	5.3%	1,234.8	5.2%
Apartment	1,036.1	4.6%	1,006.1	4.3%
Office	422.2	1.9%	415.3	1.8%
	$2,649.3	11.8%	$2,656.2	11.3%
Foreign(3)
Land	43.9	0.2%	38.3	0.2%
	$43.9	0.2%	$38.3	0.2%
TOTAL REAL ESTATE JOINT VENTURES
(Cost: $5,989.6 and $5,645.7)	$5,725.1	25.6%	$5,881.2	24.9%
(1)Represents residual equity value of the joint venture investment after property disposition.
(2)Properties within these investments are located throughout the United States.
(3)Property is located outside of the United States.

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES
	September 30, 2024		December 31, 2023
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
U.S. government agency notes	249.2	1.1%	38.0	0.2%
U.S. treasury securities	134.7	0.6%	109.4	0.5%
TOTAL MARKETABLE SECURITIES
(Cost: $383.9 and $147.3)	$383.9	1.7%	$147.4	0.7%

TOTAL REAL ESTATE FUNDS
(Cost: $778.2 and $821.0)	$714.6	3.2%	$792.4	3.4%

TOTAL REAL ESTATE OPERATING BUSINESS
(Cost: $462.1 and $390.8)	$897.6	4.0%	$685.9	2.9%

TOTAL LOANS RECEIVABLE
(Cost: $1,361.0 and $1,483.7)	$952.4	4.3%	$1,082.4	4.6%

TOTAL LOANS RECEIVABLE WITH RELATED PARTIES
(Cost: $69.3 and $102.0)	$69.3	0.3%	$101.3	0.4%

TOTAL INVESTMENTS
(Cost: $22,908.1 and $23,272.5)	$24,966.7	111.6%	$26,710.9	113.2%

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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended September 30, 2024 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.
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
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. Management intends that the Account will not hold generally more than 10% of net assets in such securities on a long-term basis. As of September 30, 2024, the Account did not hold any publicly traded REITs or CMBS.
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

Foreign Investments. The Account may also make foreign real estate, foreign real estate-related investments and foreign liquid, fixed-income investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management does not intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of September 30, 2024, the fair value of the Account's foreign real estate investments was $43.9 million, or 0.2% of net assets.
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

THIRD QUARTER 2024 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook

Key Macro Economic Indicators*	Actuals		Forecast
	2023	3Q 2024	2024	2025
Economy(1)
Gross Domestic Product ("GDP")	2.5%	2.2%	2.3%	2.2%
Employment Growth (2)	213	186	177	92
Unemployment Rate	3.7%	4.1%	4.2%	4.1%
Interest Rates(3)
10 Year Treasury	3.9%	3.8%	4.1%	4.1%
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
Growth in the U.S. economy continued at a healthy rate in the third quarter and outpaced expectations of a more significant slowdown after robust growth in the second half of 2023. U.S. GDP grew at an estimated annualized rate of 2.2% in the third quarter according to Moody’s Analytics, down from 3.0% in the second quarter, though year-over-year growth remained solid at 2.5%. Job growth reaccelerated in the third quarter to a monthly average of 186,000 jobs added per month after slowing significantly in the second quarter of 2024. The unemployment rate held at 4.1% at the end of the quarter as a result, helping to ease concerns over the health of the labor market and the underpinnings for consumer spending in the economy.
The U.S. economy also continued to make progress in its fight against persistent inflation during the third quarter. Year-over-year inflation, as measured by the Consumer Price Index, remains slightly above the Federal Reserve’s target of 2% but continued on a general downward trend, finishing the third quarter at 2.4%. This marks the slowest pace of inflation in the economy in three and a half years. Given this backdrop, Federal Reserve officials cut the federal funds rate by 50 basis points in September, marking the first cut in the policy rate since the start of the COVID-19 pandemic. Yields on 10-year Treasury bonds, which began to trend downward late in the second quarter in anticipation of looser monetary policy, continued a downward path in the third quarter finishing at 3.81%.
Real Estate Market Conditions and Outlook
The recent decline in long-term interest rates has not yet translated into a significant uptick in commercial real estate transaction activity. According to Real Capital Analytics, sales of commercial properties in the U.S. through the first three quarters of 2024 totaled $282.7 billion, down 1.2% from the same period last year. Lending standards for commercial real estate loans remain generally tight, but are beginning to stabilize, and should ease as the Federal Reserve continues to cut interest rates in upcoming quarters. Improved lending from traditional lenders should lead to increased transaction activity, particularly in target areas like industrial, alternatives, necessity retail and pockets of housing, which continue to experience healthy fundamentals.
The Account returned -0.43% in the third quarter of 2024 and -9.35% for the last twelve months. As a result of elevated interest rates and decreased commercial property transactions volume during the reporting periods, property values have been adjusted downward. The third quarter net return was negative for the eighth consecutive quarter and reflects the impact of these broader economic conditions on property valuations. While the Account has experienced valuation declines, property fundamentals remain strong and the properties within the Account are generally well positioned. Potential future investment activity will be consistent with the Account’s multi-year strategy of reducing exposure to segments characterized by high capital expenditures and potentially low yields, such as traditional office and retail, and increasing allocations to lower capex and anticipated higher-yielding sectors like industrial, housing, and alternatives. The Account is particularly interested in increasing exposure to the alternatives sector, which includes property types such as self-storage, data centers, life science, medical office, and senior and student housing.
Data for the Account’s top five markets in terms of market value as of September 30, 2024 are provided below. The five markets presented below represent 40.4% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 90.9% leased.

Top 5 Metro Areas by Fair Market Value	Account % Leased	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio*	Metro Area Fair Value as a % of Total Investments*
Riverside-San Bernardino-Ontario, CA	88.5%	7	9.4%	8.3%
Washington-Arlington-Alexandria, DC-VA-MD-WV	85.3%	18	9.1%	8.0%
Los Angeles-Long Beach-Anaheim, CA	89.8%	21	8.1%	7.1%
Miami-Fort Lauderdale-West Palm Beach, FL	96.7%	12	6.9%	6.1%
Dallas-Fort Worth-Arlington, TX	94.0%	11	6.9%	6.0%
*Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.
Office
The office sector is undergoing a structural transformation as it absorbs moderating demand characterized by a stagnation in office attendance rates driven by work-from-home trends and cyclical challenges stemming from softness in office-using sectors. High-quality office buildings in prime locations have fared better in recent quarters and have been able to capture market share as tenants command premium space. Most companies have embraced hybrid schedules as the new normal, with tenants using this opportunity to reduce and evaluate space needs. However, several prominent employers have announced more stringent in-office requirements in recent months and several executive surveys suggest that there will be a continued push towards greater in-office time in the near future. Construction of office spaces has continued to slow on the supply side, reflecting the uncertainty of the current and future use of traditional office spaces. Alternatives in the office sector, such as medical office and life sciences face less of a challenge from work-from-home shifts, and benefit from favorable demographic tailwinds from an aging population which make them attractive investments over the long term.
The office vacancy rate for the U.S. markets held steady at 13.8% in the third quarter of 2024, as reported by CoStar. The vacancy rate of the Account’s office portfolio increased slightly from 16.3% in the second quarter of 2024 to 16.4% in the third quarter of 2024 due to lease expirations. The depth of large tenants is thin which is causing difficulty in re-leasing the space once leases expire. This has been a key driver for the elevated vacancy in the Account's top markets.

			Account Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	Q3 2024	Q2 2024	Q3 2024	Q2 2024
All Office			16.4%	16.3%	13.8%	13.8%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$896.6	3.6%	18.0%	18.2%	17.4%	17.1%
Boston-Cambridge-Newton, MA-NH	668.3	2.7%	22.2%	20.2%	12.9%	12.6%
San Diego-Carlsbad, CA	485.5	1.9%	1.5%	1.5%	11.8%	11.6%
Dallas-Fort Worth-Arlington, TX	468.0	1.9%	14.6%	17.8%	18.0%	18.1%
Miami-Fort Lauderdale-West Palm Beach, FL	437.9	1.8%	10.8%	8.9%	8.5%	8.7%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account's vacancy is defined as the percentage of unleased square footage.
Industrial
Declines in manufacturing and housing activity has restrained demand growth in the industrial sector over the last 18 months. Solid growth in consumer spending, particularly through e-commerce channels, and improved import activity have kept net new demand positive in the sector at 31.7 million square feet but well below the strength seen in 2021 and 2022. Demand is poised to improve in upcoming quarters, as many of the demand drivers of industrial space are sensitive to interest rates and are likely to benefit from the Federal Reserve entering a rate-cutting cycle. On the supply side, the number of new deliveries slowed sharply in the third quarter of 2024 after record supply growth over the past two years. According to Costar, only 61.1 million square feet of net new space was completed in the third quarter of 2024, marking the slowest quarter of supply growth in over three years. The construction pipeline for industrial spaces has quickly normalized and the number of new industrial construction starts is near decade-lows, so the supply risk that has driven the rapid rise in vacancy rates and loss of rent growth momentum should subside in coming quarters.
The national industrial vacancy rate was 6.6% in the third quarter of 2024, compared to 6.5% in the second quarter, as reported by CoStar. The average vacancy rate of the industrial properties held by the Account increased from 7.0% in the second quarter of 2024 to 8.2% in the third quarter of 2024, due to expiring leases.

			Account Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	Q3 2024	Q2 2024	Q3 2024	Q2 2024
All Industrial			8.2%	7.0%	6.6%	6.5%
Riverside-San Bernardino-Ontario, CA	$1,977.2	7.9%	11.8%	8.5%	7.9%	7.1%
Dallas-Fort Worth-Arlington, TX	685.2	2.7%	1.9%	1.9%	9.5%	9.5%
Los Angeles-Long Beach-Anaheim, CA	586.5	2.3%	23.6%	14.5%	5.5%	5.4%
Seattle-Tacoma-Bellevue, WA	562.3	2.3%	6.3%	6.0%	7.8%	7.5%
Miami-Fort Lauderdale-West Palm Beach, FL	528.1	2.1%	0.4%	—%	4.8%	4.1%
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
The national apartment vacancy rate decreased to 5.2% in the third quarter of 2024 compared to 5.8% in the second quarter, as reported by Real Page. The vacancy rate of the Account’s apartment properties increased slightly from 5.2% in the second quarter of 2024, to 5.5% in the third quarter. Despite the increase, several properties have seen a strong increase in leasing.

			Account Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	Q3 2024	Q2 2024	Q3 2024	Q2 2024
All Apartment			5.5%	5.2%	5.2%	5.8%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$749.5	3.0%	5.2%	2.8%	4.0%	5.2%
Los Angeles-Long Beach-Anaheim, CA	700.4	2.8%	4.8%	4.1%	4.6%	5.2%
Miami-Fort Lauderdale-West Palm Beach, FL	476.3	1.9%	4.2%	4.5%	4.5%	4.7%
Atlanta-Sandy Springs-Roswell, GA	369.3	1.5%	5.7%	4.7%	7.3%	7.9%
Charlotte-Concord-Gastonia, NC-SC	330.0	1.3%	5.2%	5.0%	6.7%	7.1%
*Source: Real Page Market vacancy is defined as the percentage of space available for rent. The Account's vacancy is defined as the percentage of unleased square footage.
Retail
The retail sector remains in a strong position in the third quarter of 2024 thanks to healthy levels of demand and lack of new supply. Vacancy rates for open-air retail remain historically low, and while the vacancy rate for the mall sector remains above its historical average, it is showing signs of improvement. The overall vacancy rate for U.S. malls, which includes malls of all classes, masks the outperformance of the most dominant malls rated class A and higher. These properties will continue to capture the most desirable tenants and a larger share of retail sales compared to their lower-rated counterparts. Across retail product types, construction activity remains suppressed and will help to keep vacancy rates below average – even if demand pulls back. These trends are projected to continue into future years as new development activity remains minimal and spaces available continue to lease at an above-average pace. Tenants in necessity-based and grocery-anchored retail are likely to remain resilient should the U.S. economy slow. Leasing activity is concentrated in smaller spaces as the retail market benefits from higher demand for quick-service restaurants and service tenants in the post-pandemic economy. Well-located mixed used opportunities represent attractive investment targets over the medium to long term.
The national vacancy rate for retail of all types in the third quarter of 2024 remained unchanged at 4.1% from the previous quarter, as reported by CoStar. The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers, which tend to have higher vacancy rates than the overall national retail market. The Account has over 1,100 retailers across its portfolio, with its largest retail exposure comprising less than 5.0% of total retail rentable area. The retail portfolio is managed to minimize significant exposure to any single retailer. The average vacancy rate of the retail properties held by the Account decreased from 9.6% in the second quarter of 2024 to 8.6% in the third quarter of 2024. Although there were some lease expirations, several properties saw increases in leasing during the quarter to offset the effect.

			Account Vacancy		Market Vacancy*
	Total Exposure ($M)	% of Total Investments	Q3 2024	Q2 2024	Q3 2024	Q2 2024
All Retail			8.6%	9.6%	4.1%	4.1%
Lifestyle & Mall	$1,147.3	4.6%	7.1%	8.1%	8.7%	8.7%
Neighborhood, Community & Strip	1,006.0	4.0%	9.7%	10.9%	5.6%	5.6%
Power Center**	429.8	1.7%	10.2%	10.0%	4.2%	4.2%
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
Hotel
Despite inflation and the rising costs of travel, the hotel industry continued to see strong occupancy in the third quarter of 2024, due primarily to the continued improvement in business travel and other group travel, bolstered by the leisure travel that is typically strong in the summer months. Occupancy is expected to remain steady through the remainder of 2024.
The Account's exposure to the hospitality sector is limited to one hotel in the Dallas metro area. The hotel is located in a business park in the Dallas metro area and caters largely to business travelers. Key metrics to track hotel performance include occupancy, the average daily rate (“ADR”) and revenue per available room (“RevPAR”). For the quarter ended September 30, 2024, occupancy of the property increased to 62.0%, as compared to 57.2% in the previous quarter. ADR and RevPAR were $159.17 and $184.02, respectively, for the third quarter of 2024, as compared to $159.79 and $161.14, respectively, in the prior quarter.
INVESTMENTS
As of September 30, 2024, the Account had total net assets of $22.4 billion, a 5.3% decrease from December 31, 2023.
As of September 30, 2024, the Account held 87.9% of its total investments in real estate and real estate joint ventures. The Account also held investments in loans receivable, including those with related parties, representing 4.1% of total investments, a real estate operating business representing 3.6% of total investments, real estate funds representing 2.9% of total investments, U.S. government agency notes representing 1.0% of total investments, and U.S treasury securities representing 0.5% of total investments.
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of September 30, 2024 was $1.4 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $2.7 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the Consolidated Schedules of Investments. Total outstanding principal on the Account’s portfolio as of September 30, 2024, inclusive of loans payable within the joint venture investments, $347.4 million in loans collateralized by a loan receivable, $72.0 million outstanding on the Account's line of credit and $900.0 million in senior notes payable, was $5.4 billion, which represented a loan-to-value ratio of 19.5%.
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
The following table lists the Account's ten largest investments as of September 30, 2024. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Concentrations of Risk.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	$1,023.3	$—	$1,023.3	4.2%	3.7%
Simpson Housing Portfolio	80%	Various	U.S.A	Apartment	984.2	384.7	599.5	4.0%	3.6%
Fashion Show	50%	Las Vegas	NV	Retail	803.7	417.5	386.2	3.3%	2.9%
Storage Portfolio II	90%	Various	U.S.A	Storage	581.3	165.8	415.5	2.4%	2.1%
The Florida Mall	50%	Orlando	FL	Retail	546.4	296.5	249.9	2.2%	2.0%
1001 Pennsylvania Avenue	100%	Washington	DC	Office	474.3	—	474.3	1.9%	1.7%
Dallas Industrial Portfolio	100%	Dallas	TX	Industrial	464.8	—	464.8	1.9%	1.7%
701 Brickell Avenue	100%	Miami	FL	Office	437.9	172.0	265.9	1.8%	1.6%
Lincoln Centre	100%	Dallas	TX	Office	432.8	—	432.8	1.8%	1.5%
Great West Industrial Portfolio	100%	Rancho Cucamonga	CA	Industrial	407.0	—	407.0	1.6%	1.5%
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

Results of Operations
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Net Investment Income
The following table shows the results of operations for the three months ended September 30, 2024 and 2023 and the dollar and percentage changes for those periods (dollars in millions).

	For the Three Months Ended September 30,		Change
	2024	2023	$	%
		2
Real estate income, net:
Rental income	$352.7	$345.0	$7.7	2.2%
Real estate property level expenses:
Operating expenses	81.7	81.8	(0.1)	(0.1)%
Real estate taxes	52.3	55.6	(3.3)	(5.9)%
Interest expense	19.9	25.6	(5.7)	(22.3)%
Total real estate property level expenses	153.9	163.0	(9.1)	(5.6)%
Real estate income, net	198.8	182.0	16.8	9.2%
Income from real estate joint ventures	42.3	42.2	0.1	0.2%
Income from real estate funds	2.7	3.8	(1.1)	(28.9)%
Interest income	30.3	34.3	(4.0)	(11.7)%
TOTAL INVESTMENT INCOME	274.1	262.3	11.8	4.5%
Expenses:
Investment management charges	17.6	21.2	(3.6)	(17.0)%
Administrative charges	17.2	22.1	(4.9)	(22.2)%
Distribution charges	3.7	2.4	1.3	54.2%
Liquidity guarantee charges	15.8	17.8	(2.0)	(11.2)%
Interest expense	9.7	19.0	(9.3)	(48.9)%
TOTAL EXPENSES	64.0	82.5	(18.5)	(22.4)%
INVESTMENT INCOME, NET	$210.1	$179.8	$30.3	16.9%
The table below illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the three months ended September 30, 2024 and 2023, "same property", as compared to the comparative increases or decreases associated with the acquisition and disposition of properties made in either period.

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2024	2023	$	%	2024	2023	$	%	2024	2023	$	%
Same Property	$342.0	$315.1	$26.9	8.5%	$79.0	$73.2	$5.8	7.9%	$50.6	$50.3	$0.3	0.6%
Properties Acquired	1.4	—	1.4	N/M	0.6	—	0.6	N/M	0.3	—	0.3	N/M
Properties Sold	9.3	29.9	(20.6)	(68.9)%	2.1	8.6	(6.5)	(75.6)%	1.4	5.3	(3.9)	(73.6)%
Impact of Properties Acquired/Sold	10.7	29.9	(19.2)	(64.2)%	2.7	8.6	(5.9)	(68.6)%	1.7	5.3	(3.6)	(67.9)%
Total Property Portfolio	$352.7	$345.0	$7.7	2.2%	$81.7	$81.8	$(0.1)	(0.1)%	$52.3	$55.6	$(3.3)	(5.9)%
N/M—Not meaningful

Rental Income:
Rental income increased by $7.7 million, or 2.2%, when compared to the third quarter of 2023, primarily driven by a bad debt settlement and increases in rental rates in the office sector.
Operating Expenses:
Operating expenses decreased $0.1 million, or 0.1%, when compared to the third quarter of 2023 primarily due to property dispositions, as indicated in the table above, offset by an increase in repair and maintenance, utility and other service related costs in the office, industrial and retail sectors.
Real Estate Taxes:
Real estate taxes decreased $3.3 million, or 5.9%, when compared to the same quarter in 2023, driven by property dispositions as indicated in the table above.
Interest Expense:
Interest expense decreased $5.7 million, or 22.3%, primarily due to lower average interest rates on loans payable, as compared to the same quarter in 2023.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures increased $0.1 million, or 0.2%, when compared to the same quarter in 2023, as a result of higher distributed income from an office property located in Houston, TX, as well as housing ventures located in various locations. Higher distributed income is the result of lower expenses paid by the Account's joint ventures.
Income from Real Estate Funds:
Income from real estate funds decreased $1.1 million, or 28.9%, when compared to the same quarter in 2023, primarily as a result of lower dividends received from one of the Account's real estate fund investments. Lower dividends are attributable to current market conditions and higher expenses paid by the Account's real estate funds.
Interest Income:
Interest income decreased $4.0 million, or 11.7%, in comparison to the same quarter of 2023, due to the continual decrease in the Account's loans receivable and lower average securities holdings.
Expenses:
Investment management, administrative and distribution costs charged to the Account are associated with managing the Account. Investment management charges (which are provided to the Account by TIAA on an at cost basis) are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. Investment management expenses decreased by $3.6 million when compared to the prior year third quarter due to a reduction in the Account's total investments. Administrative expenses decreased $4.9 million when compared to the prior year third quarter due to lower average net assets. Distribution charges increased $1.3 million from the comparable quarter of 2023 due to increase in charge rates.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. There were no mortality and expense risk expenses charged by TIAA in the comparative periods. Liquidity guarantee expenses were $2.0 million lower than the comparable period of 2023 as a result of lower average net assets.
Interest expense on the Account's credit facility and other unsecured debt decreased $9.2 million when compared to the same quarter of 2023, due to a lower average outstanding principal balance on the Account's credit facility.

Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized losses on investments and debt for the three months ended September 30, 2024 and 2023 and the dollar and percentage changes for those periods (millions).

	For the Three Months Ended September 30,		Change
	2024	2023	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized (loss) gain on investments:
Real estate properties	$(64.8)	$(0.4)	$(64.4)	N/M
Real estate joint ventures	—	(145.4)	145.4	100.0%
Real estate funds	(4.1)	0.5	(4.6)	N/M
Foreign currency forward contracts	—	0.2	(0.2)	(100.0)%
Marketable securities	0.1	—	0.1	N/M
Loans receivable	(14.4)	—	(14.4)	N/M
Total realized loss on investments	(83.2)	(145.1)	61.9	42.7%
Net change in unrealized (loss) gain on:
Real estate properties	(105.4)	(464.3)	358.9	77.3%
Real estate joint ventures	(154.5)	(132.7)	(21.8)	(16.4)%
Real estate funds	(2.7)	(3.8)	1.1	28.9%
Real estate operating business	97.2	(3.5)	100.7	N/M
Marketable securities	0.1	(0.2)	0.3	150.0%
Loans receivable	(32.3)	(62.3)	30.0	48.2%
Loans receivable with related parties	0.6	—	0.6	N/M
Loans payable	3.7	(16.3)	20.0	122.7%
Other unsecured debt	(27.7)	13.6	(41.3)	(303.7)%
Net change in unrealized loss on investments and debt	(221.0)	(669.5)	448.5	67.0%
NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS AND DEBT	$(304.2)	$(814.6)	$510.4	62.7%
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized losses of $170.2 million during the third quarter of 2024, compared to $464.7 million of net realized and unrealized losses during the comparable quarter of 2023. Unrealized losses in the third quarter of 2024 were primarily driven by office and industrial properties in the East and West regions due to broader economic trends and struggling occupancy rates. The realized loss is attributable to the sale of two office properties located in California and Utah, as well as a retail property located in Florida.
Real Estate Joint Ventures:
Real estate joint ventures experienced unrealized losses of $154.4 million during the third quarter of 2024, compared to $278.1 million of net realized and unrealized losses during the third quarter of 2023. Current quarter unrealized losses were seen across the Account's joint venture investments portfolio, with the largest losses seen in the office and retail sectors, due to decreased market demand caused by current economic conditions.
Real Estate Funds:
Real estate funds experienced net realized and unrealized losses of $6.8 million during the third quarter of 2024, compared to $3.3 million of net realized and unrealized losses during the third quarter of 2023. Unrealized losses in the third quarter of 2024 were due to unfavorable valuations of four of the Account's real estate funds, driven by higher capitalization rates.

Real Estate Operating Business:
The Account's real estate operating business experienced unrealized gains of $97.2 million during the third quarter of 2024, compared to $3.5 million of unrealized losses in the third quarter of 2023. Unrealized gains in the third quarter of 2024 were the result of favorable valuations supported by increased capital commitments and forecasted future growth.
Foreign Currency Exchange on Forward Contracts:
The Account's did not hold any forward contracts in the third quarter of 2024.
Marketable Securities
The Account's marketable securities investments experienced net realized and unrealized gains of $0.2 million in the third quarter of 2024, compared to unrealized losses of $0.2 million during the third quarter of 2023. Current period gains can be attributed to slightly declining U.S Treasury rates during the quarter.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced net realized and unrealized losses of $46.1 million during the third quarter of 2024, compared to $62.3 million of unrealized losses during the comparable quarter of 2023. Current period unrealized losses are attributed to two loans collateralized by office properties. The appraised values of the collateral asset properties were less than the principal value of the loans, which resulted in the unfavorable valuation of the loans payable.
Loans Payable:
Loans payable experienced unrealized gains of $3.7 million in the third quarter of 2024, compared to $16.3 million of unrealized losses during the comparable quarter of 2023. The unrealized gains in the third quarter of 2024 are attributable to the slight decrease in U.S Treasury yields driven by favorable market conditions and interest rate changes.
Other Unsecured Debt:
The Account's other unsecured debt experienced unrealized losses of $27.7 million in the third quarter of 2024, compared to $13.6 million of unrealized gains during the comparable quarter of 2023. The current period loss is attributable to detrimental shifts in the risk-free yield curve.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Net Investment Income
The following table shows the results of operations for the nine months ended September 30, 2024 and 2023 and the dollar and percentage changes for those periods (dollars in millions).

	For the Nine Months Ended September 30,		Change
	2024	2023	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$1,037.6	$1,016.5	$21.1	2.1%
Real estate property level expenses:
Operating expenses	257.5	250.1	7.4	3.0%
Real estate taxes	155.3	163.4	(8.1)	(5.0)%
Interest expense	64.3	72.1	(7.8)	(10.8)%
Total real estate property level expenses	477.1	485.6	(8.5)	(1.8)%
Real estate income, net	560.5	530.9	29.6	5.6%
Income from real estate joint ventures	126.1	142.9	(16.8)	(11.8)%
Income from real estate funds	11.8	14.3	(2.5)	(17.5)%
Interest	88.2	112.9	(24.7)	(21.9)%
TOTAL INVESTMENT INCOME	786.6	801.0	(14.4)	(1.8)%
Expenses:
Investment management charges	64.4	62.8	1.6	2.5%
Administrative charges	51.9	57.2	(5.3)	(9.3)%
Distribution charges	11.5	8.5	3.0	35.3%
Liquidity guarantee charges	47.9	56.6	(8.7)	(15.4)%
Interest expense	41.9	49.4	(7.5)	(15.2)%
TOTAL EXPENSES	217.6	234.5	(16.9)	(7.2)%
INVESTMENT INCOME, NET	$569.0	$566.5	$2.5	0.4%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the nine months ended September 30, 2024 and 2023. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2024	2023	$	%	2024	2023	$	%	2024	2023	$	%
Same Property	$972.9	$926.0	$46.9	5.1%	$238.7	$223.6	$15.1	6.8%	$143.3	$148.1	$(4.8)	(3.2)%
Properties Acquired	3.7	1.1	2.6	N/M	1.7	—	1.7	N/M	0.7	—	0.7	N/M
Properties Sold	61.0	89.4	(28.4)	(31.8)%	17.1	26.5	(9.4)	(35.5)%	11.3	15.3	(4.0)	(26.1)%
Impact of Properties Acquired/Sold	64.7	90.5	(25.8)	(28.5)%	18.8	26.5	(7.7)	(29.1)%	12.0	15.3	(3.3)	(21.6)%
Total Property Portfolio	$1,037.6	$1,016.5	$21.1	2.1%	$257.5	$250.1	$7.4	3.0%	$155.3	$163.4	$(8.1)	(5.0)%
N/M—Not meaningful
Rental Income:
Rental income increased by $21.1 million, or 2.1%, when compared to the first nine months of 2023. The increase is primarily attributed to rise in market rents, decreased bad debt reserves and a reduction in concessions. The largest increases were experienced in the office, industrial, apartment sectors.

Operating Expenses:
Operating expenses increased $7.4 million, or 3.0%, when compared to the same period of 2023. The increase is attributed to repair and maintenance costs, as well as utility costs, due to inflation and current market conditions. The largest increases can be seen in the industrial, office and apartment sectors.
Real Estate Taxes:
Real estate taxes decreased $8.1 million, or 5.0%, when compared to the same period in 2023, primarily due to property sales and continual decreased property tax expenses in the office, industrial and apartment sectors, resulting from the decline in property valuations.
Interest Expense:
Interest expense decreased $7.8 million, or 10.8%, when compared to the same period in 2023, as a result of lower average interest rates on the Account's loans payable.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures decreased $16.8 million, when compared to the same period in 2023, as a result of lower distributed income from two of the Account's retail joint venture investments, due to increased expenses.
Income from Real Estate Funds:
Income from real estate funds decreased $2.5 million, when compared to the same period in 2023, as a result of decreased distributed income from two of the Account's real estate fund investments, due to dispositions of properties held within the fund and current market conditions.
Interest Income:
Interest income decreased $24.7 million in comparison to the same period in 2023, due to a continual decrease in the Account's loans receivable and lower average holdings in the comparable period.
Expenses:
Investment management, administrative and distribution costs charged to the Account are associated with managing the Account. Investment management charges (which are provided to the Account by TIAA on an at cost basis) are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. Investment management expenses increased $1.6 million over the comparable period due to increases in the charge rate. Administrative expenses decreased $5.3 million due to lower average net assets during the current year period. Distribution charges were up $3.0 million over the comparable period due to increases in charge rate.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and charged at a fixed rate based on the Account’s net assets. There were no mortality and expense risk expenses charged by TIAA in the comparative periods. Liquidity guarantee expenses were $8.7 million lower than the comparable period of 2023 as a result of lower average net assets.
Interest expense from the Account's other unsecured debt and line of credit decreased $7.5 million when compared to the same period of 2023, due to a lower average outstanding principal balance on the Account's credit facility and senior notes payable.
Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized gains and losses on investments and debt for the nine months ended September 30, 2024 and 2023 and the dollar and percentage changes for those periods (dollars in millions).

	For the Nine Months Ended September 30,		Change
	2024	2023	$	%
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND DEBT
Net realized (loss) gain on investments:
Real estate properties	$(176.3)	$(0.4)	$(175.9)	N/M
Real estate joint ventures	(17.9)	(103.3)	85.4	82.7%
Real estate funds	0.5	14.4	(13.9)	(96.5)%
Foreign currency exchange on forward contracts	—	(2.7)	2.7	100.0%
Marketable securities	—	(35.6)	35.6	100.0%
Loans receivable	(153.3)	—	(153.3)	N/M
Total realized loss on investments:	(347.0)	(127.6)	(219.4)	(171.9)%
Net change in unrealized (loss) gain on:
Real estate properties	(978.5)	(1,897.1)	918.6	48.4%
Real estate joint ventures	(439.0)	(903.0)	464.0	51.4%
Real estate funds	(35.0)	(32.6)	(2.4)	(7.4)%
Real estate operating business	140.4	(8.2)	148.6	N/M
Foreign currency exchange on forward contracts	—	2.3	(2.3)	(100.0)%
Marketable securities	—	46.9	(46.9)	(100.0)%
Loans receivable	(7.3)	(221.6)	214.3	96.7%
Loans receivable with related parties	0.7	—	0.7	N/M
Loans payable	(14.2)	(39.0)	24.8	63.6%
Other unsecured debt	(14.2)	12.3	(26.5)	(215.4)%
Net change in unrealized loss on investments and debt	(1,347.1)	(3,040.0)	1,692.9	55.7%
NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS AND DEBT	$(1,694.1)	$(3,167.6)	$1,473.5	46.5%

N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized losses of $1.2 billion during the first nine months of 2024, compared to $1.9 billion of net realized and unrealized losses during the comparable period of 2023. While the Account saw depreciation across various real estate sectors during the period, unrealized losses were primarily driven by office and industrial properties in the Western and Eastern region due to higher concessions and current economic conditions. The realized loss is attributable to the sale of three office property located in New York, California and Utah.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized losses of $456.9 million during the first nine months of 2024, compared to net realized and unrealized losses of $1.0 billion during the comparable period of 2023. Net losses in the first nine months of 2024 were primarily driven by the Account's joint venture investments in the office and retail sectors due to a continued decrease in market demand.
Real Estate Funds:
Real estate funds experienced net realized and unrealized losses of $34.5 million during the first nine months of 2024, compared to net realized and unrealized losses of $18.2 million during the first nine months of 2023. Current period losses are due to unfavorable valuations of four of the Account's real estate funds, due to higher capitalization rates.

Real Estate Operating Business:
The Account's real estate operating business experienced unrealized gains of $140.4 million during the first nine months of 2024, compared to $8.2 million unrealized losses in the comparable period of 2023. Unrealized gains were primarily attributed to favorable valuations, largely based on market pricing and projected future growth.
Foreign Currency Exchange on Forward Contracts:
The Account did not hold any forward contracts in the first nine months of 2024.
Marketable Securities:
The Account's marketable securities investments experienced neither a gain or loss during the first nine months of 2024, compared to net realized and unrealized gains of $11.3 million in the comparable period of 2023. Prior period gains can be attributed to net changes in interest and U.S. Treasury rates during the year.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced net realized and unrealized losses of $159.9 million during the first nine months of 2024, compared to $221.6 million of unrealized losses during the comparable period of 2023. Losses in the first nine months of 2024 are primarily attributable to unfavorable valuations of four loans during the period. The appraised values of the collateral asset properties were lower than the principal value of the loans, which resulted in the unfavorable valuation of the loans receivable, compounded by defaults on receivables and loan payoffs on two properties.
Loans Payable:
Loans payable experienced unrealized losses of $14.2 million in the first nine months of 2024, compared to $39.0 million of unrealized losses during the comparable period of 2023. The unrealized losses in the first nine months of 2024 were mainly attributable to the changes in U.S. Treasury yields driven by inflation risk and widening credit spreads.
Other Unsecured Debt:
Other unsecured debt experienced unrealized losses of $14.2 million in the first nine months of 2024, attributable to unfavorable changes in credit spreads and fluctuations in the risk-free yield curve.
Liquidity and Capital Resources
As of September 30, 2024 and December 31, 2023, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $436.3 million and $206.2 million, respectively (2.0% and 0.9% of the Account’s net assets at such dates, respectively). The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and contract owner redemption requests (i.e., contract owner transfers, withdrawals or benefit payments). In addition, as disclosed in the Account's 2023 Form 10-K, the Account is able to meet its short-term and long-term liquidity needs through cash provided by operating activities, the available capacity on its credit facility and the liquidity guarantee provided by TIAA as described below.
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
Pursuant to its existing liquidity guarantee obligation, beginning August 31, 2023 through the second quarter of 2024, the TIAA General Account purchased a cumulative total of 1.8 million liquidity units issued by the Account, amounting to $911.3 million. Although the Account continued to experience net contract owner outflows during the third quarter of 2024, the TIAA General Account was not required to purchase any liquidity units. TIAA's ownership is approximately 3.87% of the outstanding accumulation units of the Account as of September 30, 2024. The independent fiduciary, which has the right to adjust the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”), has established the trigger point at 45% of the outstanding accumulation units.
Net Investment Income
Net investment income continues to be an additional source of liquidity for the Account. Net investment income was $569.0 million for the nine months ended September 30, 2024, as compared to $566.5 million for the comparable period of 2023. The increase in total net investment income is described more fully in the Results of Operations section.
Leverage
As of September 30, 2024, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments, senior notes payable and any loans outstanding on the Account's Credit Agreement) to total gross asset value (i.e., a "loan -to-value ratio") was 19.5%. The Account intends to maintain its loan-to-value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s net equity interest in joint ventures), with no reduction associated with any indebtedness on such assets.
The Account's credit facility, which is a $1.4 billion unsecured line of credit, is used to facilitate near-term investment objectives, as further described in Note 10—Credit Facility. As of September 30, 2024, the Account had $72.0 million outstanding on the line of credit. The Account exercised its first of three extension options to extend the facility's termination date to September 20, 2025, subject to customary representations, warranties and closing conditions.
As of September 30, 2024, total principal for mortgages on properties held directly by the account, four collateralized by a loan receivable, and senior notes payable are $2.7 billion. There are twelve mortgage obligations secured by real estate investments wholly-owned by the Account, totaling $781.2 million, that are scheduled to mature within the next twelve months. The Account currently has sufficient liquidity in the form of cash and cash equivalents, short-term securities, and available capacity on the Account's line of credit that can be drawn to meet its current mortgage obligations.
In times of high net inflow activity, in particular during times of high net contract owner transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan-to-value ratio.
Statements of Cash Flows
The following table sets forth the Account's sources and uses of cash flows for the nine months ended September 30, 2024 and 2023 (in millions):

	September 30,
	2024	2023
Cash flows provided by (used in):
Operating activities	$535.8	$1,944.1
Financing activities	$(523.0)	$(1,959.0)
The following provides information regarding the Account's cash flows from operating and financing activities for the nine months ended September 30, 2024.
Operating Activities: The Account's operating cash flows are primarily impacted by net investment income and the purchase or sale of investments and debt. Cash provided by operating activities for the nine months ended September 30, 2024, as compared to the prior year period, decreased by approximately $1.4 billion, primarily driven by:

•$1.1 billion decrease in net assets
•$400.9 million of contributions to joint ventures, real estate operating business and real estate funds
•$236.5 million decrease in securities
•$229.9 million of capital improvements on real estate properties
•Partially offsetting the decreases in cash provided by operating activities above were $724.9 million in cash inflows from the sale of real estate properties.
Financing Activities: The Account's financing cash flows are primarily impacted by contract owner transactions, proceeds from debt issuances and repayments of debt. For the period ended September 30, 2024, key drivers were:
•The Account repaid $584.0 million on the line of credit.
•Net contract owner outflows totaled $416.4 million.
•The TIAA General Account purchased $293.7 million of accumulation units.
•The Account borrowed $193.0 million on the line of credit.
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
A summary of the Account's outstanding debt is as follows (in millions):

	September 30, 2024		December 31, 2023
	Principal Balance	% of Total	Principal Balance	% of Total
Secured	$1,787.5	64.8%	$1,922.6	58.5%
Unsecured	972.0	35.2%	1,363.0	41.5%
Total	$2,759.5	100.0%	$3,285.6	100.0%
Fixed Rate Debt:
Secured	$1,396.0	50.6%	$1,592.0	48.5%
Unsecured	900.0	32.6%	900.0	27.4%
Fixed Rate Debt	$2,296.0	83.2%	$2,492.0	75.9%
Floating Rate Debt:
Secured	$391.5	14.2%	$330.6	10.0%
Unsecured	72.0	2.6%	463.0	14.1%
Floating Rate Debt	$463.5	16.8%	$793.6	24.1%
Total	$2,759.5	100.0%	$3,285.6	100.0%

Recent Transactions
The following describes property and property-related transactions by the Account during the third quarter of 2024. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease.
Real Estate Properties and Joint Ventures
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price(1)
Five Oak(2)	08/29/2024	100.00%	Office	Portland, OR	$33.2
(1) Represents the purchase price net of closing costs.
(2) During the third quarter of 2024, the Account acquired the property through a deed-in-lieu of foreclosure agreement. The net purchase price is reflective of the value of the property at the time of possession.
Sales

Property Name	Transaction Date	Ownership Percentage	Sector	Location	Net Sales Price(1)	Realized Gain (Loss) on Disposition(2)
The Manor at Plantation	07/12/2024	100.00%	Apartment	Plantation, FL	$59.6	$4.9
Wilshire Rodeo Plaza	07/22/2024	100.00%	Office	Beverly Hills, CA	$207.2	$(36.4)
Vista Station I(3)	07/30/2024	100.00%	Office	Draper, UT	$19.5	$(14.7)
Cypress Trace	09/23/2024	100.00%	Retail	Fort Myers, FL	$39.2	$(8.3)
(1) Represents the sales price, less selling expenses.
(2) Majority of the realized gain (loss) was previously recognized as unrealized gains (losses) in the Account's Consolidated Statements of Operations.
(3)    Property was held in Vista Station Portfolio.
Financings
New Debt

Description	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
Five Oak(1)	8/29/2024	1.47% + SOFR	Office	08/09/29	$44.2
(1) Debt assumed upon acquisition of the property.
Debt Payoff

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
Vista Station I(1)	07/30/2024	4.00%	Office	07/01/2025	$17.7
Cabana Beach Gainesville	09/27/2024	3.20%	Multi-family	09/30/2024	$31.9
(1) Property held in Vista Station Portfolio.
Loan Receivable
Payoff

Description	Transaction Date	Interest Rate	Sector	Maturity Date	Amount
Five Oak Mezzanine(1)	08/29/2024	9.46%	Office	08/09/2023	$14.3
Cabana Beach Gainesville - Debt Asset	09/27/2024	3.20%	Multi-family	09/01/2024	$32.9
(1) During the third quarter of 2024, the borrower relinquished the collateral property to the Account through a deed-in-lieu of foreclosure agreement to satisfy the outstanding balance of the loan.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint ventures, funds, an operating business and loans receivable, including those with related parties, which, as of September 30, 2024, represented 98.5% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:
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
As of September 30, 2024, 1.5% of the Account’s total investments were comprised of marketable securities. Marketable securities include high-quality debt instruments (i.e., government agency notes and U.S. treasury securities) and REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements of the Account's 2023 Form 10-K. As of September 30, 2024, the Account does not invest in derivative financial instruments, although it does engage in hedging activity related to foreign currency denominated investments.
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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2024. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
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
ITEM 1A. RISK FACTORS.
Continued liquidity challenges could adversely impact the Account’s operations, financial condition, growth and prospects and continue to trigger the Account’s Liquidity Guarantee
The Account requires sufficient liquidity to fund ongoing Account-level loan and debt commitments to make payments on its debt obligations as they become due, satisfy contract owner redemption requests, fund purchases and maintenance of portfolio properties, and meet other cash and contractual commitments. Starting in late 2023, the Account experienced a decrease in liquid assets, which was largely due to a spike in contract owner redemption requests (i.e., contract owner withdrawals or benefit payments), influenced by negative trends in the U.S commercial real estate market. These trends were exacerbated by higher interest rates that adversely affected property values. TIAA was required to trigger the Liquidity Guarantee by purchasing liquidity units beginning August 31, 2023 through the second quarter of 2024. The pace of net contract owner outflows has slowed over the period covered by this report and no additional liquidity units were purchased during the third quarter of 2024; however, any reversal or adverse change in the pace or scope of these outflows in future fiscal quarters or periods could have a material adverse effect on the Account’s business, financial condition and results of operations.
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

	(I)	Form of OneIRA Non-Qualified Deferred Annuity Contract (and Rate Schedule)[14]
	(J)	(1) Form of Endorsement to Retirement Choice and Retirement Choice Plus Contracts for Custom Portfolios[16]
(2) Form of Endorsement to Retirement Choice and Retirement Choice Plus Certificates for Custom Portfolios[16]
	(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate[17]
	(L)	(1)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Annuity Contract[18]
(2)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Plus Annuity Contract[18]
	(M)	Form of Retirement Plan Loan Endorsement to Group Retirement Annuity Certificate[19]
	(N)	Form of Retirement Plan Loan Endorsement to Retirement Annuity Contract[20]
	(O)	Form of Retirement Plan Loan Endorsement to Supplemental Retirement Annuity Contract[21]
	(P)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[22]
	(Q)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[23]
(10)	(A)	Engagement Letter Agreement with Independent Fiduciary, dated February 10, 2022, between TIAA, on behalf of the Registrant, and SitusAMC Real Estate Valuation Services, LLC[15]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.[8]
	(C)	Form of Note Purchase agreement, dated as of June 10, 2022, by and between TIAA, on behalf of the registrant, and the purchasers party thereto.(29)
	(D)	Form of Note Purchase agreement, dated as of March 21, 2023, by and between TIAA, on behalf of the registrant, and the purchasers party thereto.(30)
	(E)	First Amendment to the Custodian Agreement, dated as of September 25, 2024 by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.*

(31)	Rule 13a - 14(a) Certifications*
(32)	Rule 13a - 14(b) and Section 1350 Certifications*
(101)
The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2024 (Unaudited), formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities as of September 30, 2024 (Unaudited), (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 (Unaudited), (iii) the Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2024 and 2023 (Unaudited), (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (Unaudited), and (v) the Notes to the Consolidated Financial Statements (Unaudited).**

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the first day of November 2024.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

	By:	/s/ Colbert Narcisse
November 1, 2024		Colbert Narcisse Senior Executive Vice President, Chief Product & Business Development Officer, Teachers Insurance and Annuity Association of America (Principal Executive Officer)

November 1, 2024	By:	/s/ Christopher Baraks
Christopher Baraks Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)