Form 10-K
period 2024-12-31
TIAA REAL ESTATE ACCOUNT
filed 2025-03-06
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. Management intends that the Account will not hold more than 10% of net assets in such securities on a long-term basis. As of December 31, 2024, the Account did not hold any publicly traded REITs or CMBS.
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
However, the Account’s liquid, fixed-income investments may comprise less than 15% of its net assets (excluding Rule 144A securities) especially during and following periods of significant net contract owner outflows. In addition, the Account, on a temporary basis, may hold in excess of 25% of its net assets in liquid, fixed-income investments, particularly during times of significant inflows into the Account and/or a lack of attractive real estate–related investments available in the market.
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
Foreign Investments. The Account may also make foreign real estate, foreign real estate-related investments and foreign liquid, fixed-income investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management does not intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of December 31, 2024, the Account held $63.8 million in foreign real estate investments.
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
Investments Summary. At December 31, 2024, the Account’s net assets totaled $22.5 billion. As of that date, the Account’s investments in real estate properties, real estate joint ventures, real estate funds, a real estate operating business and loans receivable, net of the fair value of loans payable on real estate and the Account's outstanding balance on the line of credit and senior notes payable, represented 93.6% of the Account’s net assets. Short-term marketable securities, such as U.S. Treasury securities and U.S. government agency notes represented 5.4% of net assets.
Borrowing. The Account is authorized to borrow money and assume or obtain a mortgage on a property (i.e., make leveraged real estate investments) in accordance with the Account’s current investment guidelines. Under such guidelines, management intends to maintain the Account’s loan-to-value ratio (as defined below) at or below 30%, with a targeted loan-to-value ratio of 25% or less. Forms of borrowing may include:
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
From time to time, the Account may increase its loan-to-value ratio above the targeted ratio of 25% or less in order to satisfy short-term and long-term portfolio management needs such as addressing debt maturities and ongoing working capital requirements. If the value of the Account’s portfolio investments decrease, then the Account’s loan-to-value ratio of the Account may increase above the loan-to-value ratio which Account management intends to achieve or has targeted.
As of December 31, 2024, the principal amount of mortgages secured by the Account's wholly-owned properties was $1.3 billion. When combined with the Account’s equity share of the $2.6 billion in mortgages held within and serviced by the Account’s joint venture investments, $900.0 million of senior notes payable outstanding and $347.4 million in loans collateralized by loans receivable, the Account's total outstanding debt is $5.2 billion, which is used to derive the Account’s loan-to-value ratio of 18.6% as of December 31, 2024.
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
◦natural disasters (including hurricanes, tornadoes, earthquakes, wildfires and tsunamis), rising sea levels due to global climate warming or otherwise, flooding and other significant and severe weather-related events;
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
•From time to time, the Account may own and lease single family real estate (which may include manufactured housing). In addition to the risks listed above, single-family real estate investment may subject the Account to a variety of additional risks, including risks relating to the condition of the properties, the credit quality and employment stability of the tenants, and compliance with applicable local laws regarding the acquisition and leasing of single family real estate. This part of our real estate-related investment strategy involves purchasing, renovating, maintaining and managing residential properties and leasing them to suitable tenants. Large, well-capitalized institutional investors such as the Account have only recently entered this business and, as a result, there are very few peer companies with an established long-term track record to assist us in predicting whether our single family investment strategy can be implemented and sustained successfully over time. Furthermore, the single family real estate (which may include manufactured housing) that we may acquire can vary materially in terms of time to possession, renovation, quality and type of construction, location and hazards. Our success depends on our ability to acquire single family properties that can be quickly possessed renovated, repaired, upgraded and rented with minimal expense and maintained in rentable condition. Our ability to identify and acquire such properties is fundamental to this part of our real related investment strategy. In addition, the recent market and regulatory environments relating to single-family residential properties have been changing rapidly, making future trends difficult to forecast. For example, an increasing number of homeowners now wait for an eviction notice or eviction proceedings to commence before vacating foreclosed premises, which can significantly increase the time period between the acquisition and leasing of a single family property. Such changes affect the accuracy of our assumptions on the investment return for single family properties and, in turn, may adversely affect the Account’s performance.
•Future pandemics, such as the COVID-19 pandemic from early 2020 to mid-2022, could have repercussions across regional and global economies and financial markets. Most countries, including the United States, reacted to the pandemic by restricting many business and travel activities, mandating the partial or complete closures of certain businesses and schools and taking other actions to mitigate the spread of the virus, most of which had a disruptive effect on economic activity, including the use of and demand for office space. Many private businesses, including some of our customers, continue to permit some or all of their employees to work from home some or all of the time even after the pandemic has subsided. Potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements prompted initially by the pandemic, could materially and negatively impact the future demand for office space over the long-term, which could have an adverse effect on business.
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
Any future disruptions in the macro-economy, real estate markets and the credit markets, such as those that occurred from 2008-2011, were caused by the COVID-19 pandemic from early 2020 to mid-2022, or occur as a result of changing economic or market environments with high inflation or rapid increases in interest rates, could lead to a significant decline in real estate transaction activity in most markets and sectors in which the Account is invested. The resulting lack of observable transaction data may make it more difficult for a property appraisal to determine the fair value of the Account’s investment in one or more real estate assets. In addition, a portion of the data used by appraisers is based on historical information at the time the appraisal is conducted, and subsequent changes to such data, after an appraiser has used such data in connection with the appraisal, may not be adequately captured in the appraised value. Also, to the extent that the Account uses a relatively small number of independent appraisers to value a significant portion of its properties, valuations may be subject to any institutional biases of such appraisers and their valuation procedures.
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
Risks of Borrowing. The Account acquires some of its properties subject to existing financing and from time to time borrows new funds at the time of purchase. The Account may borrow pursuant to mortgages placed on individual properties, under the Account’s Credit Agreement, under another unsecured line of credit, credit facility or term bank loan into which the Account enters in the future, or under the terms of debt securities issued by the Account. Also, the Account may from time to time place new leverage on, increase the leverage already placed on, or refinance maturing debt on, existing properties the Account owns. Under the Account's current investment guidelines, the Account intends to maintain its loan-to-value ratio at or below 30% (measured at the time of incurrence and after giving effect thereto) with a targeted loan-to-value ratio of 25% or less. From time to time, the Account may increase its loan-to-value ratio above the targeted ratio of 25% or less in order to satisfy short-term and long-term portfolio management needs such as addressing debt maturities and ongoing working capital requirements. If the values of the Account’s portfolio investments decrease, the loan-to-value ratio of the Account may increase above the loan-to-value ratio which Account management intends to achieve or has targeted.
As of December 31, 2024, the Account’s loan-to-value ratio was approximately 18.6%. Also, the Account may borrow up to 70% of the then-current value of a particular property. Non-construction mortgage loans on a property will be non-recourse to the Account, except for standard non-recourse carve outs. Among the risks of borrowing money, including borrowing under the Credit Agreement, any additional future line of credit, credit facility or term bank loan, the Note Purchase Agreements and any additional issuance of debt securities by the Account in the future, or under another line of credit or credit facility, or otherwise investing in a property subject to a mortgage are the following:
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
•Variable Interest Rate Risk. If the Account obtains variable-rate loans, the Account’s returns may be volatile when interest rates are volatile. Generally, changes in interest rates will have a smaller effect on the market value of variable-rate loans than on the market value of comparable fixed-rate obligations. Further, the Account is exposed to interest rate risk with respect to variable-rate indebtedness based on current property-level mortgage financings, and may become exposed to such interest rate risk in any future borrowings under the Credit Agreement, one or more future bank term loans or any issuance of debt securities. Any increase in interest rates under such debt financing arrangements would directly result in higher interest expense costs to the Account. Any interest rate hedging activities the Account engages in to mitigate this risk may not fully protect the Account from the impact of interest rate volatility. As of December 31, 2024, the outstanding principal balance of our variable rate indebtedness, including mortgage loans payable, was $451.4 million.
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
A general disruption in the credit markets, such as the disruption experienced in 2008 and 2009, caused by the COVID-19 pandemic from early 2020 to mid-2022, or caused by changing economic or market environments with high inflation or rapid increases in interest rates, may aggravate some or all of these risks.
Investment and Cash Management Risks Associated with Contract Owner Transactions. The amount the Account has available to invest in new properties and other real estate-related assets will depend, in large part, on the level of net contract owner transfers into or out of the Account as well as contract owner premiums into the

Account. As noted elsewhere in this report, the Account intends to hold between 15% and 25% of its net assets in liquid, fixed-income investments. These liquid assets are intended to be used to satisfy contract owner redemption requests and meet the Account’s expense needs (including, from time to time, obligations on debt). Significant contract owner transaction activity into or out of the Account’s units is generally not predictable, and wide fluctuations can occur as a result of macroeconomic, geopolitical or market conditions (including market disruptions, volatility or downturns), the performance of equities or fixed income securities or general investor sentiment, regardless of the historical performance of the Account or of the performance of the real estate asset class generally. In the event that the Account were to experience significant net contract owner transfers out of the Account, such transfers can eventually cause the Account’s liquid, fixed-income investments and cash and cash equivalents to comprise less than 10% of the Account’s net assets, as occurred over the course of 2023 and 2024. As of December 31, 2024, the Account’s liquid, fixed-income investments and cash and cash equivalents, comprised 6.0% of its net assets. Such situations could trigger the need to execute the TIAA liquidity guarantee, most recently commencing on August 31, 2023. If a significant amount of net contract owner transfers out of the Account were to recur, particularly in high volumes, the Account may not have enough available liquid assets to pursue, or consummate, new investment opportunities presented to us that are otherwise attractive to the Account. This, in turn, could harm the Account’s returns. Even though the Account has over time experienced both net inflows (purchases) and net outflows (redemptions) of contract owner investments on an annual basis, there is no guarantee that net outflow or redemption activity will not increase, perhaps in a significant and rapid manner, particularly in response to market cycles in the domestic and foreign securities and commercial real estate markets and other factors.
Alternatively, periods of significant net transfer activity into the Account can result in the Account holding a higher percentage of its net assets in liquid, fixed-income investments than the Account’s manager would target to hold under the Account’s long-term strategy. At times, the portion of the Account’s net assets invested in these types of liquid instruments may exceed 25%, particularly if the Account receives a large inflow of money in a short period of time, coupled with a lack of attractive real estate-related investments on the market. Also, large inflows from contract owner transactions often occur in times of appreciating real estate values and pricing, which can render it challenging to execute on some transactions at ideal prices.
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
In addition, some state and local municipal jurisdictions, such as New York City, Boston, MA, and Washington D.C. and the States of Washington and Colorado, have enacted legislation which compels building owners to meet standards for energy efficiency or carbon emission limits which may result in unplanned capital expenditures or require amendments to leases or other financial agreements with tenants (which represent a significant portion of building energy consumption) to improve building efficiency. If standards are not met, the Account could be subject to fines and/or other regulatory penalties that may impact the value of non-compliant buildings held in the Account’s portfolio. Additional state and local jurisdictions (including foreign jurisdictions where the Account could own commercial property) that have committed to achieve carbon reduction, clean energy standards and other ESG-related criteria may implement similar legislation impacting commercial real estate that could increase costs and negatively impact the performance of such properties in the Account’s portfolio where it may not be financially feasible to meet such standards. Buildings that do not meet these standards could be discounted at the time of sale based on the cost required to meet regulatory requirements.
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
Climate Change Transition Risks. Climate change poses long-term risks to investments that should be assessed and mitigated. Risks fall into two primary categories, as outlined with the Task Force on Climate Related Financial Disclosures (“TCFD”):
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
RISKS OF INVESTING IN REAL ESTATE INVESTMENT TRUST (REIT) SECURITIES
The Account may invest in registered and unregistered REIT securities for diversification, liquidity management and other purposes. The Account’s investment in REITs may also increase, as a percentage of net assets, during periods in which the Account is experiencing large net inflow activity, in particular due to net contract owner transfers into the Account. As of December 31, 2024, the Account did not hold any REIT securities. Investments in REIT securities are subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying properties owned by the entity, while mortgage REITs may be affected by the quality of any credit extended. Moreover, changes in consumer behavior that affect the use of commercial spaces could negatively impact the value of properties underlying certain REITs. In addition to these risks, because REIT investments are securities and generally publicly traded, they may be exposed to market risk and potentially significant price volatility due to changing conditions in the financial markets and, in particular, changes in overall interest rates, regardless of the value of the underlying real estate such REIT may own.
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
As of December 31,2024, the Account did not hold any mortgage-backed securities.
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
Interest Rate Risk. The risk that the value or yield of fixed-income investments may decline if interest rates change. In general, when prevailing interest rates decline, the market values of outstanding fixed-income investments (particularly those paying a fixed rate of interest) tend to increase while yields on similar newly issued fixed-income investments tend to decrease, which could adversely affect the Account’s income. Conversely, when prevailing interest rates increase, the market values of outstanding fixed-income investments (particularly those paying a fixed rate of interest) tend to decline while yields on similar newly issued fixed income investments tend to increase. If a fixed-income investment pays a floating or variable rate of interest, changes in prevailing interest rates may increase or decrease the investment’s yield. Fixed-income investments with longer durations tend to be more sensitive to interest rate changes than shorter-term investments. Interest rate risk is generally heightened during periods when prevailing interest rates are low or negative. During periods of very low or negative interest rates, a fixed-income investment may not be able to maintain positive returns. As of December 31, 2024, interest rates in the United States and in certain foreign markets have minimally decreased and remained high from historic low levels with unknown future monetary policy direction from central banks, which may increase the Account's exposure to risks associated with rising interest rates. In general, changing interest rates could have unpredictable effects on the markets and may expose fixed-income and related markets to heightened volatility. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions).
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
Interest Rate Risk. The risk that increases or volatility in interest rates can cause the prices of certain fixed-income investments to decline. This risk is heightened to the extent the Account invests in fixed-income investments and during periods when prevailing interest rates are low. Periods of very low or negative interest rates may challenge the Account’s ability to maintain positive returns. As of the date of this report, interest rates in the United States and in certain foreign markets have minimally decreased and remain high from historic low levels with unknown future monetary policy direction from central banks, which may increase the Account’s exposure to risks associated with rising interest rates. In general, changing interest rates could have unpredictable effects on the markets and may expose fixed-income and related markets to heightened volatility. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions).
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
Call Risk. The risk that an issuer will redeem a fixed-income investment prior to maturity, if the issuer has the right to do so. This often happens when prevailing interest rates are lower than the rate specified for the fixed-income investment. If a fixed-income investment is called early, the Account may not be able to benefit fully from the increase in value that other fixed-income investments experience when interest rates decline. Additionally, the Account would likely have to reinvest the payoff proceeds at current yields, which are likely to be lower than the fixed-income investment in which the Account originally invested, resulting in a decline in income.
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
Risks Related to Liquid Securities. In addition to the risks noted above, the U.S. capital markets may experience extreme volatility and disruption for a variety of reasons, including a global pandemic, such as the COVID-19 pandemic from early 2020 and similar health concerns. Disruptions in the capital markets, and periods of high inflation or rapid increases in interest rates, can increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions may adversely affect the Account’s business, financial position and results of operations.
Structured Securities Risk. The risk that the value of a structured security or its underlying collateral can rise or fall in inverse proportion to the movement of interest rates. In addition, structured securities are often subject to limited liquidity and to market volatility (whether volatility in the market for the structured security itself or volatility in the market for the underlying collateral). Structured securities are also subject to (i) the credit risk of the issuer or the underlying collateral for the security, (ii) changes in credit spreads charged by the market for taking the issuer’s or underlying collateral’s credit risk, (iii) early termination events (which can lower the payout at maturity), (iv) contractual provisions that may impose maximum gains, participation rights or similar features that limit investment return on the security, and (v) hidden fees and costs embedded in the price of the security. All of these risks can adversely impact the value of, and result in the loss of principal or interest on, the structured security at maturity.
Risks of Fixed-income, Liquid Investments That Later Become Illiquid
Liquid, fixed-income securities in which the Account invests (including Rule 144A securities )may, despite being liquid at the time of purchase, subsequently become illiquid due to events such as adverse developments for an issuer, industry-specific developments, market events, rising interest rates, changing economic conditions or investor perceptions and geopolitical and foreign country and issuer risk. Such liquid securities that later become illiquid investments may be difficult to sell for the value at which they are carried, if at all, or at any price within the desired time frame. Illiquid securities are those that are not reasonably expected to be sold or disposed of in current market conditions in seven calendar days or less without the sale or disposition significantly changing the market value of the investment. The Account’s investments in liquid, fixed-income securities that later become illiquid investments may reduce the returns of the Account because it may be unable to sell the illiquid investment at an advantageous time or price, which could prevent the Account from taking advantage of other investment opportunities. Illiquid securities may trade less frequently, in lower quantities and/or at a discount, which may cause the Account to receive distressed prices and incur higher transaction costs when selling such investments.

Dislocations in certain parts of markets have resulted, and may continue to result, in reduced liquidity for certain liquid securities in the future. Liquidity of financial markets may also be affected by government intervention and political, social, health, economic or market developments. During periods of market stress, the Account’s liquid, fixed-income investment could potentially experience significant levels of illiquidity. In addition, Rule 144A fixed-income or debt securities in which the Account invests may, in general, be less liquid than other types of fixed-income or debt securities.
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
Historical examples of such events include the COVID-19 pandemic from early 2020 to mid-2022, which resulted in government imposed shutdowns across the globe. These events have reduced and could continue to reduce consumer demand and economic output, result in market closures, travel restrictions or quarantines, and generally have a significant impact on the economy, including the commercial real estate sector. Governmental and quasi-governmental authorities and regulators throughout the world responded to the multi-year impact of the COVID-19 pandemic, and could respond to future pandemics, with a variety of significant fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and new monetary programs. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, could increase volatility in securities and commercial real estate markets, which could adversely affect the Account’s investments.
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
Other disruptive events, including, but not limited to, natural disasters, terrorism, or public health or pandemic crises (such as the COVID-19 pandemic from early 2020), may adversely affect the Account’s ability to conduct business. Such adverse effects may include the inability of TIAA’s employees, or the employees of its affiliates and the Account’s service providers, to perform their responsibilities as a result of any such event. Any resulting disruptions to the Account’s business operations can interfere with our processing of contract transactions (including the processing of orders from our website), impact our ability to calculate annuity unit values, or cause other operational issues.
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
Management's Role in Cybersecurity Risk Management
TIAA’s management, including its Chief Information Security Officer ("CISO"), is responsible for assessing and managing material risks from cybersecurity threats to the TIAA organization, including the Account. The CISO and cybersecurity leaders have significant expertise in this area, including in IT and cybersecurity engineering as well as cybersecurity leadership experience in other major financial institutions. In particular, the CISO holds an master of business administration (MBA) degree and a bachelor of science (BS) degree in computer science. He has several security industry certifications including the Certified Information Systems Security Professional (CISSP) and Certified Secure Software Lifecycle Profession (CSSLP) designations, and has held prior management positions in the technology space with Snap Finance, American Express, Visa and Paypal. Management of the Account is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Account, including through the receipt of notifications from third party service providers and reliance on communications with cybersecurity, risk management, legal, IT, and/or compliance personnel of TIAA.
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

ITEM 2. PROPERTIES.
THE PROPERTIES—GENERAL
In the table below, contract owners will find general information about each of the Account’s investments as of December 31, 2024. The Account’s investments include both properties that are wholly owned by the Account and properties owned by the Account’s joint venture investments. Certain investments include a portfolio of properties.

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
OFFICE PROPERTIES
1001 Pennsylvania Avenue	Washington, D.C.	100.00%	770,975	93.7%	$472.2
Lincoln Centre	Dallas, TX	100.00%	1,629,129	91.1%	453.5
Four Oaks Place	Houston, TX	51.00%	2,361,530	92.6%	296.9	(4)
99 High Street	Boston, MA	100.00%	730,208	85.7%	278.4	(3)
Seavest MOB	Pittsburgh, PA	98.40%	763,194	95.5%	241.5	(4)
Campus Pointe 2 & 3	San Diego, CA	45.00%	305,006	100.0%	237.6
1900 K Street, NW	Washington, D.C.	100.00%	362,564	81.1%	201.7	(3)
Juniper MOB Portfolio	Various	50.00%	1,054,138	86.3%	185.5	(4)
One Boston Place	Boston, MA	50.25%	809,600	86.3%	157.1
21 Penn Plaza	New York, NY	100.00%	374,424	76.6%	154.3
Campus Pointe 1	San Diego, CA	45.00%	449,759	99.2%	131.1
1401 H Street, NW	Washington, D.C.	100.00%	367,591	83.2%	126.6	(3)
Fort Point Creative Exchange Portfolio	Boston, MA	100.00%	248,124	98.0%	97.4
837 Washington Street	New York, NY	100.00%	55,497	100.0%	95.0
Campus Pointe 6	San Diego, CA	45.00%	318,351	94.6%	77.4
88 Kearny Street	San Francisco, CA	100.00%	233,887	51.5%	71.7
101 Pacific Coast Highway	El Segundo, CA	100.00%	199,305	99.1%	62.3
Campus Pointe 5	San Diego, CA	45.00%	269,048	100.0%	48.5
Vista Station Office Portfolio	Draper, UT	100.00%	275,000	100.0%	43.7	(3)
Liberty Park	Herndon, VA	100.00%	332,723	72.1%	43.6	(3)
1600 Broadway Street	Denver, CO	100.00%	444,595	65.1%	40.3
Sixth & Main	Portland, OR	100.00%	377,699	52.1%	35.3
3131 McKinney	Dallas, TX	100.00%	146,511	68.0%	35.0
8270 Greensboro Drive	McLean, VA	100.00%	165,167	70.0%	33.3
The Stratum	Austin, TX	100.00%	253,402	52.8%	31.5
101 N. Tryon Street	Charlotte, NC	85.00%	552,637	61.8%	30.9	(4)
Five Oak	Portland, OR	100.00%	267,094	74.9%	30.8	(3)
Wilton Woods Corporate Campus	Wilton, CT	100.00%	195,298	93.0%	24.2
30700 Russell Ranch	Westlake Village, CA	100.00%	135,577	77.8%	22.7
West Lake North Business Park	Westlake Village, CA	100.00%	194,125	30.6%	21.5
The Ellipse at Ballston	Arlington, VA	100.00%	197,221	57.0%	20.6
355 West 52nd St	New York, NY	95.00%	55,621	100.0%	13.1
Colorado Center	Santa Monica, CA	2.00%	1,131,511	89.2%	5.6	(4)
440 Ninth Avenue	New York, NY	88.52%	408,814	73.5%	3.4	(4)
817 Broadway	New York, NY	61.46%	139,062	91.8%	0.1	(4)
Subtotal—Office Properties				84.7%	$3,824.3
INDUSTRIAL PROPERTIES
Ontario Industrial Portfolio	Various	100.00%	3,362,129	100.0%	$1,023.6
Dallas Industrial Portfolio	Dallas and Coppell, TX	100.00%	3,684,941	100.0%	474.5
Great West Industrial Portfolio	Rancho Cucamonga and Fontana, CA	100.00%	1,358,925	100.0%	413.0
Southern CA RA Industrial Portfolio	Los Angeles, CA	100.00%	920,078	78.1%	260.3

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
Cerritos Industrial Park	Cerritos, CA	100.00%	934,233	81.6%	$247.0
South River Road Industrial	Cranbury, NJ	100.00%	858,957	100.0%	238.8
Seneca Industrial Park	Pembroke Park, FL	100.00%	882,182	99.9%	230.5
Oakmont IE West Portfolio	Fontana, CA	100.00%	709,941	100.0%	224.0
Rainier Corporate Park	Fife, WA	100.00%	1,104,071	85.4%	222.4
Frontera Industrial Business Park	San Diego, CA	100.00%	794,330	88.3%	195.8
Regal Logistics Campus	Seattle, WA	100.00%	968,535	100.0%	191.0
Pinto Business Park	Houston, TX	100.00%	1,641,141	100.0%	182.5
Shawnee Ridge Industrial Portfolio	Atlanta, GA	100.00%	1,422,922	100.0%	172.8
Port St. Lucie	Port St. Lucie, FL	100.00%	1,080,306	100.0%	172.0
Rancho Cucamonga Industrial Portfolio	Rancho Cucamonga, CA	100.00%	573,000	—%	168.1
Northern CA RA Industrial Portfolio	Oakland, CA	100.00%	625,304	95.7%	148.9
Minneapolis Core Portfolio	Brooklyn Park, MN	100.00%	952,642	100.0%	134.7
Ontario Mills Industrial Portfolio	Ontario, CA	100.00%	435,733	100.0%	121.5
Weston Business Center	Weston, FL	100.00%	455,268	100.0%	121.1
Pinnacle Industrial Portfolio	Grapevine, TX	100.00%	899,200	88.6%	117.0
Chicago CalEast Industrial Portfolio	Chicago, IL	100.00%	1,145,152	100.0%	113.3
Weston Business Center EF	Weston, FL	100.00%	396,090	100.0%	111.5
Stevenson Point	Newark, CA	100.00%	312,885	83.2%	106.0
Northwest Houston Industrial Portfolio	Houston, TX	100.00%	1,010,912	100.0%	103.6
Centre Pointe And Valley View	Los Angeles County, CA	100.00%	307,685	94.9%	96.3
Hendricks Gateway	Indianapolis, IN	100.00%	1,072,069	100.0%	95.8
Broward Industrial Portfolio	Various, FL	100.00%	355,088	91.1%	88.4
Pacific Coast Corporate Park	Fife, WA	100.00%	388,783	55.3%	86.7
Jackson Shaw Forward Portfolio: 46 Ranch	Fort Worth, TX	100.00%	562,680	100.0%	83.8
Northeast RA Industrial Portfolio	Boston, MA	100.00%	384,126	100.0%	82.8
Landover Logistics Center	Landover, MD	100.00%	360,550	100.0%	80.0
Atlanta Industrial Portfolio	Lawrenceville, GA	100.00%	495,440	95.8%	77.2
Fairfield Tolenas	Fairfield, CA	100.00%	496,541	100.0%	72.1
200 Milik Street	Carteret, NJ	100.00%	232,134	100.0%	71.0
Midway 840	Mount Juliet, TN	100.00%	670,680	56.5%	70.7
Northwest RA Industrial Portfolio	Seattle, WA	100.00%	312,321	100.0%	69.4
Monee Development	Monee, IL	100.00%	621,246	100.0%	67.2
The Hub	Long Island City, NY	95.00%	339,931	78.8%	63.1	(4)
Otay Mesa Industrial Portfolio	San Diego, CA	100.00%	265,843	100.0%	62.2
10 New Maple Avenue	Pine Brook, NJ	100.00%	266,338	100.0%	54.9
Archway Baytown Development	Baytown, TX	95.00%	503,775	—%	50.1
One Beeman Road	Northborough, MA	100.00%	301,349	—%	49.5
Chicago Industrial Portfolio	Chicago, IL	100.00%	334,824	100.0%	46.4
Riverside 202 Industrial	Phoenix, AZ	100.00%	319,860	100.0%	45.1
Central 64 Portfolio	Denver, CO	100.00%	220,100	85.1%	42.8
Jackson Shaw Forward Portfolio: Centerpoint	San Antonio, TX	100.00%	302,518	100.0%	41.7
Almond Avenue	Fontana, CA	100.00%	146,864	100.0%	39.1
Empire Business Park (KBC)	Peoria, AZ	100.00%	153,145	—%	24.6
Jackson Shaw Forward Portfolio: Parc 20	Arlington, TX	100.00%	154,127	100.0%	24.3
Park 10 Distribution Center	Houston, TX	100.00%	152,638	67.9%	16.7
Chisolm Trail	Houston, TX	100.00%	86,904	81.5%	8.2
Subtotal—Industrial Properties				91.6%	$7,104.0
RETAIL PROPERTIES
Fashion Show	Las Vegas, NV	50.00%	1,906,175	96.8%	$380.8	(4)
The Florida Mall	Orlando, FL	50.00%	1,104,760	99.5%	265.5	(4)

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
Birkdale Village -Retail	Huntersville, NC	93.00%	708,472	90.2%	$225.8
West Town Mall	Knoxville, TN	50.00%	876,772	98.6%	177.9	(4)
Westwood Marketplace	Los Angeles, CA	100.00%	202,202	100.0%	157.0
Pacific City	Huntington Beach, CA	100.00%	194,574	97.1%	135.3
Village Crossing	Skokie, IL	100.00%	722,466	89.4%	129.1
Florida Retail Portfolio	Various, FL	80.00%	326,729	83.7%	127.8
350 Washington	Boston, MA	100.00%	147,504	100.0%	110.0
Marketfair	West Windsor, NJ	100.00%	243,333	81.5%	82.9
Marketplace at Mill Creek	Buford, GA	100.00%	401,896	91.6%	81.6	(3)
The Shops at Wisconsin Place	Chevy Chase, MD	100.00%	117,869	88.5%	79.5	(5)
Plaza America	Reston, VA	100.00%	163,407	85.8%	78.5
Publix at Weston Commons	Weston, FL	100.00%	126,922	61.7%	69.8
Overlook At King Of Prussia	King of Prussia, PA	100.00%	192,218	100.0%	55.8	(3)
Winslow Bay Commons	Mooresville, NC	100.00%	441,773	98.2%	52.5	(3)
Southside at McEwen	Franklin, TN	100.00%	92,470	100.0%	51.3
Heritage Pavilion	Smyrna, GA	100.00%	255,971	100.0%	51.3
Creeks at Virginia Center	Glen Allen, VA	100.00%	266,023	86.5%	50.6
Alexander Place	Raleigh, NC	100.00%	198,309	91.7%	40.9
The Forum at Carlsbad	Carlsbad, CA	50.00%	262,389	79.5%	39.6	(4)
Town and Country	Knoxville, TN	100.00%	650,229	84.4%	33.2
401 West 14th Street	New York, NY	42.19%	62,583	91.9%	28.6	(4)
Riverchase Village	Hoover, AL	100.00%	176,211	64.5%	27.0
32 South State Street	Chicago, IL	100.00%	96,354	100.0%	25.0	(3)
1619 Walnut Street	Philadelphia, PA	100.00%	33,599	42.1%	7.4
Subtotal—Retail Properties				92.6%	$2,564.7
OTHER PROPERTIES
Storage Portfolio IV	Various, U.S.A.	90.00%	2,610,188	93.6%	$490.0
Storage Portfolio II	Various, U.S.A.	90.00%	2,702,722	93.6%	354.1	(4)
Storage Portfolio	Various, U.S.A.	66.02%	1,683,656	93.7%	204.8	(4)
Lincoln Centre - Hilton Dallas	Dallas, TX	100.00%	213,092	56.8%	92.7
Storage Portfolio III	Various, U.S.A.	90.00%	359,215	94.9%	75.0
Storage Portfolio V	Various, U.S.A.	90.00%	456,662	92.4%	73.6
Campus Pointe 4	San Diego, CA	45.00%	N/A	N/A	68.8	(6)
Present Made	Foreign	95.00%	N/A	N/A	61.0	(4)(6)
735 Watkins Mill	Washington, D.C.	50.00%	N/A	N/A	34.0	(6)
Lennar MFPV Cave Creek	Phoenix, AZ	90.00%	N/A	N/A	27.5	(4)(6)
Carson South End Co-GP Development	Charlotte, NC	75.00%	N/A	N/A	20.4	(6)
Lennar MFPV Cane Bay Phase I	Summerville, SC	90.00%	N/A	N/A	18.9	(4)(6)
Lennar MFPV Emblem at Conyers	Conyers, GA	90.00%	N/A	N/A	18.7	(4)(6)
Castleforbes	Foreign	51.00%	N/A	N/A	2.8	(6)
Subtotal—Other Properties				92.6%	$1,542.3
Subtotal—Commercial and Other Properties				90.2%	$15,035.3
RESIDENTIAL PROPERTIES
Simpson Housing Portfolio	Various, U.S.A.	80.00%	3,830,147	94.5%	$600.7	(4)
THP Student Housing Portfolio	Various, U.S.A.	97.00%	1,705,696	93.3%	322.4	(4)
The Colorado	New York, NY	100.00%	189,231	89.9%	260.2
Holly Street Village	Pasadena, CA	100.00%	338,384	96.8%	176.1	(3)
Houston Apartment Portfolio	Houston, TX	100.00%	313,892	95.9%	157.2
Terra House	San Jose, CA	100.00%	283,113	94.0%	145.0
Mass Court	Washington, D.C.	100.00%	314,426	96.1%	142.0
The Palatine	Arlington, VA	100.00%	276,591	97.1%	138.2
Stella	Marina Del Rey, CA	100.00%	247,434	93.1%	137.7

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
AmpliFi - Fullerton	Fullerton, CA	100.00%	263,105	94.6%	$135.0
Hudson Woodstock	Woodstock, GA	100.00%	552,832	95.5%	134.0
The Louis at 14th	Washington, D.C.	100.00%	221,059	88.0%	133.1
The Legacy at Westwood	Los Angeles, CA	100.00%	220,767	96.0%	130.2
Ashford Meadows Apartments	Herndon, VA	100.00%	461,828	97.5%	130.1	(3)
Regents Court	San Diego, CA	100.00%	222,361	96.4%	126.0
Sole at City Center	West Palm Beach, FL	100.00%	260,454	95.0%	123.1
Henley at Kingstowne	Alexandria, VA	100.00%	332,834	95.8%	119.2	(3)
803 Corday	Naperville, IL	100.00%	412,444	98.1%	116.2	(3)
Casa Palma	Coconut Creek, FL	100.00%	393,042	98.0%	114.0
Fusion 1560	St. Petersburg, FL	100.00%	279,972	95.7%	111.1
Rancho Del Mar	San Clemente, CA	100.00%	210,328	95.6%	108.1
Union - South Lake Union	Seattle, WA	100.00%	200,030	95.5%	107.0	(3)
The District on La Frontera	Austin, TX	100.00%	470,992	76.3%	101.1
Sole at Brandon	Riverview, FL	100.00%	387,912	92.7%	99.8
Creekside Alta Loma	Rancho Cucamonga, CA	100.00%	257,374	96.6%	93.8
Carrington Park	Plano, TX	100.00%	340,770	95.8%	92.9	(3)
Boca Arbor Club	Boca Raton, FL	100.00%	272,460	95.3%	92.7
Sun SYNC Venture	Various, U.S.A.	95.00%	1,265,002	92.4%	91.5	(4)
Circa Green Lake	Seattle, WA	100.00%	171,882	94.0%	90.6	(3)
Ascent at Windward	Alpharetta, GA	100.00%	352,460	93.6%	90.5
Churchill on the Park	Dallas, TX	100.00%	388,892	97.4%	88.2	(3)
Greene Crossing	Columbia, SC	100.00%	267,644	99.4%	84.6
5 West	Tampa, FL	100.00%	311,022	95.0%	82.0
The Residences at the Village of Merrick Park	Coral Gables, FL	100.00%	180,168	98.0%	81.7
Lofts at SoDo	Orlando, FL	100.00%	296,112	94.5%	81.7
Centric Gateway	Charlotte, NC	100.00%	264,293	94.5%	79.9
Orion on Orpington	Orlando, FL	100.00%	202,176	97.8%	73.3
Biltmore at Midtown	Atlanta, GA	100.00%	211,232	95.6%	73.3
Cherry Knoll	Germantown, MD	100.00%	290,544	95.9%	73.1
Glen Lake	Atlanta, GA	100.00%	323,606	96.5%	71.6
The Row at the Stadium	Columbia, SC	98.50%	218,160	99.4%	69.3
Lakepointe at Jacaranda	Plantation, FL	100.00%	216,435	94.4%	69.0
Prescott Wallingford Apartments	Seattle, WA	100.00%	119,792	95.2%	68.8
The Maroneal	Houston, TX	100.00%	286,646	95.3%	65.6
Allure at Camarillo	Camarillo, CA	100.00%	145,192	96.1%	64.9
Westcreek	Westlake Village, CA	100.00%	119,880	96.8%	56.5
Orchards	Marlborough, MA	100.00%	174,934	95.9%	53.2
Cliffs at Barton Creek	Austin, TX	100.00%	199,888	95.4%	52.4
Park Creek Apartments	Fort Worth, TX	100.00%	249,804	95.1%	51.4
12 South	Nashville, TN	100.00%	74,454	95.8%	40.3
MiMA	New York, NY	21.00%	457,888	95.7%	40.2	(4)
The Bridges	Minneapolis, MN	100.00%	188,708	90.6%	35.0
The Cordelia	Portland, OR	100.00%	90,017	96.4%	27.3
The Ashton	Washington, D.C.	100.00%	80,290	87.6%	24.9
The Knoll	Minneapolis, MN	100.00%	103,629	89.8%	22.5
Subtotal—Residential Properties				94.5%	$5,950.2
Total—All Properties				91.2%	$20,985.5
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
Commercial (Non-Residential) Investments
Major Tenants: The following tables list the Account’s ten most significant tenants based on the total space they occupied as of December 31, 2024 in each of the Account’s commercial property types.

Major Office Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Office Properties	% of Total Rentable Area of Non-Residential Properties
Leidos, Inc.(1)	440,150	2.6%	0.7%
Crowell & Moring LLP(2)	391,757	2.3%	0.6%
Hulu, LLC(1)	349,913	2.1%	0.6%
Atmos Energy Corporation(2)	312,270	1.9%	0.5%
Eli Lilly and Company(1)	305,006	1.8%	0.5%
Signal Pharmaceuticals(1)	251,893	1.5%	0.4%
WeWork(2)	228,359	1.4%	0.4%
Bank of New York Mellon(1)	206,557	1.2%	0.3%
The Carlyle Group(2)	199,508	1.2%	0.3%
Edmunds(1)	195,594	1.2%	0.3%

Major Industrial Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Industrial Properties	% of Total Rentable Area of Non-Residential Properties
Amazon.com Services LLC(2)	1,555,530	4.3%	2.5%
Wal-Mart Stores, Inc.(2)	1,099,112	3.0%	1.8%
XPO Logistics, LLC(2)	1,072,069	3.0%	1.7%
Regal West Corporation(2)	968,535	2.7%	1.5%
Custom Goods, LLC(2)	886,055	2.4%	1.4%
Kumho Tire U.S.A. Inc.(2)	830,485	2.3%	1.3%
Federal Express(2)	693,164	1.9%	1.1%
Del Monte Fresh Product, N.A., Inc.(2)	689,660	1.9%	1.1%
Farrington(2)	659,157	1.8%	1.1%
Rheem Sales Company, Inc.(2)	656,600	1.8%	1.1%

Major Retail Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Retail Properties	% of Total Rentable Area of Non-Residential Properties
Dick's Sporting Goods, Inc.(3)	588,732	6.1%	0.9%
Belk, Inc.(1)	306,885	3.2%	0.5%
Macy's Inc.(1)	300,716	3.1%	0.5%
Target Corporation(2)	272,351	2.8%	0.4%
Nordstrom, Inc.(3)	238,425	2.5%	0.4%
J.C. Penney Corporation, Inc.(1)	200,000	2.1%	0.3%
Dillard's(1)	200,000	2.1%	0.3%
Whole Foods Market(2)	168,840	1.8%	0.3%
Neiman Marcus(1)	167,000	1.7%	0.3%
Saks Fifth Avenue(1)	165,572	1.7%	0.3%
(1)Tenant occupied space within joint venture investments.
(2)Tenant occupied space within wholly-owned investments.
(3)Tenant occupied space within wholly-owned and joint venture investments.

The following tables list the rentable area for long term leases subject to expiring leases during the next ten years and an aggregate figure for expirations in 2035 and thereafter, in the Account’s commercial (non-residential) properties that are both wholly-owned by the Account and held within the Account’s joint venture investments. While many of the leases contain renewal options with varying terms, these charts assume that none of the tenants exercise their renewal options, including those with terms that expired on December 31, 2024 or are month to month leases.
Office Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Base Rent Associated with Such Leases (millions)(1)	Expiring Rent as a % of Rental Income(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Office Properties Represented by Expiring Leases
2025	174	$86.9	4.3%	1,893,726	11.3%
2026	140	98.9	4.8%	1,331,722	8.0%
2027	140	81.6	4.0%	1,661,408	9.9%
2028	137	68.8	3.4%	1,442,029	8.6%
2029	133	69.2	3.4%	1,226,024	7.3%
2030	59	57.1	2.8%	886,393	5.3%
2031	38	54.9	2.7%	1,043,769	6.2%
2032	34	74.4	3.6%	1,168,194	7.0%
2033	44	42.5	2.1%	764,036	4.6%
2034	54	46.7	2.3%	936,726	5.6%
Thereafter	62	102.1	5.0%	2,110,702	12.6%
Total	1,015	$783.1	38.4%	14,464,729	86.4%
Industrial Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Base Rent Associated with Such Leases (millions)(1)	Expiring Rent as a % of Rental Income(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Industrial Properties Represented by Expiring Leases
2025	52	$21.2	1.0%	1,662,226	4.6%
2026	96	79.2	3.9%	7,452,962	20.6%
2027	113	74.4	3.6%	5,690,974	15.7%
2028	67	60.6	3.0%	5,304,706	14.7%
2029	56	44.4	2.2%	3,487,903	9.6%
2030	29	11.6	0.6%	1,143,106	3.2%
2031	15	17.8	0.9%	2,046,825	5.7%
2032	13	15.1	0.7%	2,309,668	6.4%
2033	9	6.7	0.3%	987,421	2.7%
2034	8	15.5	0.8%	1,599,219	4.4%
Thereafter	2	12.9	0.6%	1,080,306	3.0%
Total	460	$359.4	17.6%	32,765,316	90.6%

Retail Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Base Rent Associated with Such Leases (millions)(1)	Expiring Rent as a % of Rental Income(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Retail Properties Represented by Expiring Leases
2025	141	$26.7	1.3%	605,914	6.3%
2026	190	63.8	3.1%	1,474,103	15.3%
2027	145	52.5	2.6%	920,826	9.6%
2028	131	42.4	2.1%	769,167	8.0%
2029	131	42.2	2.1%	976,614	10.2%
2030	92	43.1	2.1%	862,960	9.0%
2031	62	23.4	1.1%	610,523	6.4%
2032	64	17.5	0.9%	475,793	5.0%
2033	60	19.9	1.0%	1,040,376	10.8%
2034	50	21.3	1.0%	365,743	3.8%
Thereafter	61	12.0	0.6%	813,616	8.5%
Total	1,127	$364.8	17.9%	8,915,635	92.9%
(1)Includes base rent from wholly-owned properties and properties held through joint ventures.
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
The following table details the leasing activity during the year ended December 31, 2024.

Leasing Activity (sq. ft.)
Vacant space beginning of year	5,499,022
Vacant space acquired during the year	279,473
Vacant space disposed of during the year	(760,171)
Vacant space placed into service during the year	(4,548,550)
Expiring leases during the year	5,764,743
Vacant space end of year	6,234,517
Average remaining lease term*	56 months
*Includes office, industrial and retail properties.
Based on leases in place at December 31, 2024, leases representing approximately 7.4% of net rentable area are scheduled to expire throughout 2025. Upon lease expirations, current prevailing market rent estimates will be applied to the respective space based on market-oriented rollover assumptions.
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
The following table contains detailed information regarding the apartment complexes in the Account’s portfolio as of December 31, 2024.

Property	Location	Number Of Units	Average Unit Size (Sq. Ft.)
The Ashton	Washington, D.C.	49	1,639
The Residences at the Village of Merrick Park	Coral Gables, FL	120	1,231
Glen Lake	Atlanta, GA	270	1,199
The Legacy at Westwood	Los Angeles, CA	187	1,181
Houston Apartment Portfolio(1)	Houston, TX	877	1,158
Birkdale Village	Huntersville, NC	320	1,147
Casa Palma	Coconut Creek, FL	350	1,123
Orchards	Marlborough, MA	156	1,121
Hudson Woodstock	Woodstock, GA	498	1,110
Ascent at Windward	Alpharetta, GA	328	1,075
Sole at Brandon	Riverview, FL	366	1,060
The Palatine	Arlington, VA	262	1,056
Ashford Meadows Apartments	Herndon, VA	440	1,050
Simpson Housing Portfolio(1)	Various, U.S.A.	3,828	1,014
Sun SYNC Venture(1)	Various, U.S.A.	1,282	997
5 West	Tampa, FL	318	978
Cherry Knoll	Germantown, MD	300	968
Lofts at SoDo	Orlando, FL	308	961
Stella	Marina Del Rey, CA	245	958
Cliffs at Barton Creek	Austin, TX	210	952
Westcreek	Westlake Village, CA	126	951
803 Corday	Naperville, IL	440	937
Carrington Park	Plano, TX	364	936
Henley at Kingstowne	Alexandria, VA	358	930
The Maroneal	Houston, TX	309	928
The District on La Frontera	Austin, TX	512	920
AmpliFi	Fullerton, CA	290	901
Boca Arbor Club	Boca Raton, FL	304	896
Centric Gateway	Charlotte, NC	297	890
Creekside Alta Loma	Rancho Cucamonga, CA	290	887
Regents Court	San Diego, CA	251	886
Allure at Camarillo	Camarillo, CA	165	880
Lakepointe at Jacaranda	Plantation, FL	246	880
Holly Street Village	Pasadena, CA	374	879
The Colorado	New York, NY	175	877
Churchill on the Park	Dallas, TX	448	868
Rancho del Mar	San Clemente, CA	250	841
Mass Court	Washington, D.C.	371	836
Fusion 1560	St. Petersburg, FL	325	834
Park Creek Apartments	Fort Worth, TX	300	833
Sole at City Center	West Palm Beach, FL	317	822
Terra House	San Jose, CA	348	814
Biltmore at Midtown	Atlanta, GA	276	765
Circa Green Lake	Seattle, WA	199	765
MiMA	New York, NY	500	739
12 South	Nashville, TN	90	712

Property	Location	Number Of Units	Average Unit Size (Sq. Ft.)
Union - South Lake Union	Seattle, WA	284	695
The Cordelia	Portland, OR	135	667
Prescott Wallingford Apartments	Seattle, WA	154	665
The Louis at 14th	Washington, D.C.	273	664
The Bridges(2)	Minneapolis, MN	360	524
THP Student Housing Portfolio(1)(2)	Various, U.S.A.	4,647	489
The Knoll(2)	Minneapolis, MN	226	390
Greene Crossing(2)	Columbia, SC	726	369
Orion on Orpington(2)	Orlando, FL	624	324

(1)Represents a portfolio containing multiple properties.
(2)Investments are student housing assets. Units are rented per bedroom, and multiple bedrooms can exist in one apartment. Average rent per month in the table above is reflective of average rent per bedroom.
Other Real Estate Investments
In addition to the Account's commercial and residential real estate investments, the Account has other real estate investments comprised of five storage portfolios, a hotel and land developments. The storage portfolios are held through joint ventures with an established operator in the self-storage industry. The storage portfolios are diversified throughout the United States, with exposure present in more than fifty U.S. metropolitan areas. The hotel, located in Dallas, TX, is located within the Lincoln Centre campus, which is also the location of an office property held by the Account. The Account has eight parcels of land currently under development in six U.S. metropolitan areas and two developable land parcels located in Dublin, Ireland and Cambridge, United Kingdom.
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
As of December 31, 2024, management of the Account does not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material effect on the Account’s business, financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S SECURITIES, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information. There is no established public trading market for securities issued by the Account. Accumulation units in the Account are sold to eligible contract owners at the Account’s current accumulation unit value, which is based on the value of the Account’s then current net assets, and are redeemable in accordance with the terms of the contract owner’s annuity contract. For the period from January 1, 2024 to December 31, 2024, the high and low accumulation unit values for the Account were $481.203 and $456.250, respectively. For the period January 1, 2023 to December 31, 2023, the high and low accumulation unit values for the Account were $557.068 and $481.060, respectively.
Holders. The approximate number of Account contract owners at December 31, 2024 was 1,017,743.
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
2024 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
Economic Overview and Outlook
Key Macro Economic Indicators*

	Actuals				Forecast
	1Q 2024	2Q 2024	3Q 2024	4Q 2024	2025	2026
Economy(1)
Gross Domestic Product ("GDP")	1.6%	3.0%	3.1%	2.3%	1.8%	1.7%
Employment Growth(2)	196	133	133	204	95	47
Unemployment Rate	3.9%	4.1%	4.1%	4.1%	4.1%	4.1%
Interest Rates(3)
10 Year Treasury	4.2%	4.4%	3.8%	4.6%	4.3%	4.3%
Sources: Bureau of Economic Analysis, Bureau of Labor Statistics, Moody's Analytics
*Data subject to revision
(1)GDP growth rates are annual rates. Quarterly unemployment rates are the reported value for the final month of the quarter while average annual values represent a twelve-month average.
(2)Values represented in thousands. Forecast values represent average monthly employment growth in the respective periods.
(3)Treasury rates are an average over the stated period.
Global economic conditions remained solid at the end of 2024, as continued strength in the U.S. economy and aggressive stimulus in China helped to offset below-average growth in Europe. Inflation continues to trend towards central banks’ targets in most major economies and policymakers in the U.S. and Europe are expected to continue to cut interest rates in 2025. Major economies still face some notable risks, particularly from geopolitical events, but the global economy is positioned for growth to continue in 2025.
Growth in the U.S. economy moderated slightly but continued to outperform expectations in the fourth quarter of 2024. U.S. GDP grew at an estimated annualized pace of 2.3% in the fourth quarter according to Moody’s Analytics, down from the robust 3.1% pace in the third quarter. For the year, the U.S. economy grew an estimated 2.6%, far outpacing expectations at the beginning of the year for a significant slowdown in growth. Job growth reaccelerated at the end of the year, adding an average of 170,000 jobs in Q4 after slowing in the middle of the year. The unemployment rate held at 4.1% at the end of the year as a result, easing concerns about the state of the labor market headed into 2025.
The surprising strength of U.S. economic growth has caused some challenges on the inflation front. Year-over-year inflation as measured by the Consumer Price Index remains on a general downward trend but rose over the last three months of the year, finishing 2024 at 2.9%. Core inflation, which excludes volatile food and energy prices, remained stubbornly elevated at 3.2%. The results of the recent 2024 presidential election along with Republican control of both the House of Representatives and the Senate have increased the likelihood of tax cuts and increased tariffs in 2025. These policies are likely to put upward pressure on prices, raising concerns about the ability to rein in inflation fully.
The Federal Reserve continued to cut interest rates during the fourth quarter, with a 25-basis point reduction in both November and December. The prospects of stronger growth in 2025 and potential fiscal policy changes have made the future path of rate cuts more uncertain. Markets now expect just two additional rate cuts in 2025 after hopes for a more aggressive cutting cycle in mid-2024. Long term interest rates have crept back up as a result, rising 77 basis points in the fourth quarter and finishing the year at 4.58%.
Other developed Western economies have been more challenged than the U.S. economy and have experienced a slower pace of growth. The Eurozone has maintained growth throughout 2024 after flirting with recession at the end of 2023, but growth remained below average throughout the year. The Eurozone has made significant progress on the inflation front and the European Central Bank continued its rate-cutting cycle during the fourth quarter.

However, continued struggles in manufacturing-heavy economies like Germany have weighed down growth in the region and point to further sluggish growth in 2025. In Asia, China’s economy grew 5.4% year-over-year in the fourth quarter of 2024, outpacing expectations and improving on the 4.7% growth in the previous quarter. Aggressive fiscal and monetary stimulus help boost retail spending and industrial output during the quarter and helped blunt the effects of continued challenges in the property sector. Despite the outsized growth at the end of the year, China’s economy faces the threat of deflation instead of inflation, driven by moderating demand and excess supply. Policymakers have responded to this threat with aggressive monetary and fiscal policy as the nation looks to hit its 5% growth target for 2024.
Real Estate Market Conditions and Outlook
Despite the recent increase in long-term interest rates, commercial real estate transaction activity improved noticeably at the end of 2024. According to data from Real Capital Analytics, sales of commercial properties in the U.S. totaled $130.6 billion in the fourth quarter, up from $103.5 billion in the previous quarter and the strongest quarter for sales volume since Q4 2022. For the year, transaction volume totaled $420.4 billion, up 9.1% from 2023. Lending standards for commercial real estate loans remain generally tight but are gradually stabilizing as traditional lenders have increased lending in recent quarters. This has helped drive some of the improvement in transaction, particularly in target areas like industrial, alternatives, necessity retail and pockets of housing
The Account returned 0.68% in the fourth quarter of 2024 and -4.12% for the year. The fourth quarter net return was positive for the first quarter since the third quarter of 2022. The Account had slight appreciation in property values in the fourth quarter of 2024 and property fundamentals remain strong. Future investment activity will be consistent with the Account’s multi-year strategy of reducing exposure to segments characterized by high capital expenditures and anticipated underperformance, such as traditional office and regional mall, and increasing allocations to lower capex and anticipated outperforming sectors like industrial, housing, necessity retail and alternatives. The Account will recycle capital into sectors that are anticipated to outperform while addressing areas of allocation divergence with benchmark. The Account is particularly interested in increasing exposure to the alternatives sector, which includes property types such as self-storage, data centers, medical office, senior and manufactured housing.
Data for the Account’s top five markets in terms of market value as of December 31, 2024 are provided below. The five markets presented below represent 41.3% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 91.2% leased.

Top 5 Metro Areas by Fair Value	Account % Leased	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio*	Metro Area Fair Value as a % of Total Investments*
Riverside-San Bernardino-Ontario, CA	91.5%	7	9.9%	8.4%
Washington-Arlington-Alexandria, DC-VA-MD-WV	89.3%	19	9.6%	8.1%
Los Angeles-Long Beach-Anaheim, CA	86.7%	20	8.5%	7.2%
Dallas-Fort Worth-Arlington, TX	94.9%	11	7.4%	6.2%
Atlanta-Sandy Springs-Roswell, GA	95.6%	8	5.9%	5.0%
*Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

Office
The office sector is undergoing a structural transformation as it absorbs moderating demand characterized by a stagnation in office attendance rates driven by work-from-home trends and cyclical challenges stemming from softness in office-using sectors. High-quality office buildings in prime locations have fared significantly better and have been able to capture market share as tenants command premium space. The fourth quarter was momentous for the goal of a full return to the office. Bellwether firms such as Amazon and JP Morgan announced plans for a full, five-day return to the office in early 2025. It remains to be seen the impact this will have on the market overall, as most companies have embraced hybrid schedules as the new normal. Tenants have generally used this opportunity to reduce their footprints. Construction of office spaces has continued to slow on the supply side, reflecting the uncertainty of future demand for traditional office space and a shortage of available development financing. Alternatives in the office sector, such as medical office and life sciences face less of a challenge from work-from-home shifts, and benefit from favorable demographic tailwinds from an aging population which make them attractive investments over the long term. Fundamentals for these two healthcare-driven alternatives have diverged in recent years. Oversupply and a pullback in venture capital investment have worked to drive up life sciences vacancies. Medical office occupancy on the other hand has steadily improved every quarter for the past three years.
Vacancy nationwide remained at 13.8% for the third and fourth quarter of 2024, as reported by CoStar. Sublease activity has declined for six consecutive quarters but remains historically high. Leasing activity improved over the final quarter of 2024 and is now 84.7% of the previous decade’s annual average. Construction starts have dropped to record low levels due to higher interest rates, a challenging lending environment, and the sector generally being out of favor. An expected shortage in new inventory over the mid-term should be beneficial to existing Class A assets, as tenants will have somewhat limited options for newer space. The vacancy rate of the Account’s office portfolio decreased to 15.3% in the fourth quarter of 2024, as compared to 16.4% in the prior quarter. Decreased vacancy in the Boston, Dallas, and Houston metro areas is primarily driven by the stabilization of office demand and increased leasing activity. The increase in vacancy in the Washington metro areas is driven by a newly acquired property that is 72.1% leased.

			Account Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	December 31, 2024	September 30, 2024	December 31, 2024	September 30, 2024
Account / Nation			15.3%	16.4%	13.8%	13.8%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$898.0	3.6%	18.5%	18.0%	17.2%	17.3%
Boston-Cambridge-Newton, MA-NH	535.1	2.2%	12.3%	22.2%	13.4%	12.8%
San Diego-Carlsbad, CA	494.7	2.0%	1.5%	1.5%	17.9%	17.8%
Dallas-Fort Worth-Arlington, TX	488.5	2.0%	10.8%	14.6%	11.8%	11.9%
Houston-The Woodlands-Sugar Land, TX	296.9	1.2%	7.4%	9.9%	19.0%	18.9%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account’s vacancy is defined as the percentage of unleased square footage.

Industrial
Demand for industrial space continued to soften at the end of 2024, as weakness in both manufacturing and housing activity in the U.S. economy have weighed on tenants need for additional space. Healthy consumer spending growth, particularly through e-commerce channels, and improved international trade volume has helped sustain industrial sector demand in recent quarters, but the pace of demand growth remained well below historical norms. The sector still benefits from structural demand tailwinds, such as e-commerce growth and efforts towards supply chain modernization and diversification. In addition, supply growth eased considerably in the third and fourth quarter of 2024, after a record amount of new supply was delivered in the previous eight quarters, and will slow further as the current construction pipeline continues to normalize. As a result, vacancy rates in the sector will continue to stabilize near historic norms in 2025.
The national industrial availability was 6.8% in the fourth quarter of 2024, as reported by CoStar. The average vacancy rate of the industrial properties held by the Account increased from 8.2% in the third quarter of 2024 to 8.4% in the fourth quarter of 2024, primarily due to tenant move outs and newly constructed buildings that have yet to secure leases. The large increase in vacancy in the Seattle metro area is driven by a single tenant lease expiration. The vacancy increase in the Miami metro area is also driven by a single tenant lease expiration.

			Account Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	December 31, 2024	September 30, 2024	December 31, 2024	September 30, 2024
Account / Nation			8.4%	8.2%	6.8%	6.6%
Riverside-San Bernardino-Ontario, CA	$1,989.3	8.0%	8.7%	11.8%	7.4%	7.8%
Dallas-Fort Worth-Arlington, TX	699.6	2.8%	1.9%	1.9%	9.5%	9.5%
Los Angeles-Long Beach-Anaheim, CA	603.6	2.4%	18.0%	23.6%	6.0%	5.6%
Seattle-Tacoma-Bellevue, WA	569.5	2.3%	12.1%	6.3%	8.0%	7.7%
Miami-Fort Lauderdale-West Palm Beach, FL	551.5	2.2%	1.5%	0.4%	5.2%	4.8%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account’s vacancy is defined as the percentage of unleased square footage.
Multi-Family
The multi-family sector is demonstrating its ability to absorb record levels of new supply as the market registers record levels of demand. Supply pressure is expected to subside by the end of 2025. Construction starts are slowing significantly, which means fewer deliveries by 2026 and 2027. Supply growth is highest across Sunbelt markets, which are experiencing favorable demographic trends including in-migration and employment growth. Home price appreciation and historically high mortgage rates have dampened home affordability and the cost premium of owning an entry-level home to renting an apartment has never been higher.
The national apartment vacancy rate remained unchanged at 5.2% from the third to fourth quarter of 2024, as reported by Real Page. The vacancy rate of the Account’s apartment properties remained steady at 5.5% in the third and fourth quarters of 2024.

			Account Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	December 31, 2024	September 30, 2024	December 31, 2024	September 30, 2024
Account / Nation			5.5%	5.5%	5.2%	5.2%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$760.6	3.1%	4.8%	5.2%	4.0%	4.0%
Los Angeles-Long Beach-Anaheim, CA	703.0	2.8%	4.7%	4.8%	4.4%	4.4%
Miami-Fort Lauderdale-West Palm Beach, FL	480.5	1.9%	3.7%	4.2%	5.1%	5.0%
Atlanta-Sandy Springs-Roswell, GA	369.4	1.5%	4.7%	5.7%	7.2%	7.4%
Charlotte-Concord-Gastonia, NC-SC	336.0	1.4%	4.9%	5.2%	6.4%	6.7%
*Source: RealPage. Market vacancy is the percentage of units vacant. The Account’s vacancy is defined as the percentage of unleased square footage.
Retail
National vacancy rates remained low in the fourth quarter of 2024, holding steady at 4.1% from third quarter through the fourth quarter of 2024. The retail sector remained well-positioned at the end of 2024, driven by limited new supply and healthy levels of demand. Vacancy rates for open-air retail continued to trend at historic lows, and vacancy in the mall sector showed improvement from recent highs. Class A malls remain primed for outperformance and will continue to attract desirable tenants and a larger share of retail sales. Construction activity remains subdued across all retail subtypes, which will help keep retail vacancy rates low even if demand does not continue at its recent pace. Tenants in necessity-based and grocery-anchored retail are likely to remain resilient should the U.S. economy slow, and well-located mixed used opportunities represent attractive investment targets over the medium to long term
The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers, which tend to have higher vacancy rates than the overall national retail market. The Account has over 1,100 retailers across its portfolio, with its largest retail exposure comprising less than 5.0% of total retail rentable area. The retail portfolio is managed to minimize significant exposure to any single retailer. The Account’s retail vacancy decreased to 7.4% in the fourth quarter, down from 8.6% in the third quarter, driven by several lease commencements this quarter, including a New Balance Athletic store in Philadelphia that opened in October. The Power Center sector which are commonly large retailers saw an increase to 16.4% in the fourth quarter, up from 10.2% in the previous quarter, driven by property sales and lease expirations.

			Account Vacancy		Market Vacancy*
	Total by Retail Type ($M)	% of Total Investments	December 31, 2024	September 30, 2024	December 31, 2024	September 30, 2024
National Retail			7.4%	8.6%	4.1%	4.1%
Lifestyle & Mall	$1,144.6	4.6%	4.2%	7.1%	8.7%	8.7%
Neighborhood, Community & Strip**	935.6	3.8%	9.6%	9.7%	5.6%	5.6%
Power Center**	311.8	1.3%	16.4%	10.2%	4.2%	4.2%
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

Hotel
The U.S. hotel industry continued its post-pandemic recovery in 2024, driven by strong travel demand and higher occupancy rates. Business and leisure travel remained resilient, with major markets benefiting from increased corporate events and tourism. Economic conditions, labor shortages, and inflation-driven operational cost offer some challenges but overall the sector maintained steady growth.
The Account's exposure to the hospitality sector is limited to one hotel in the Dallas metro area. The hotel is located in a business park and caters largely to business travelers. Key metrics to track hotel performance include occupancy, the average daily rate (“ADR”) and revenue per available room (“RevPAR”). For the quarter ended December 31, 2024, occupancy of the property decreased to 56.8%, as compared to 62.0% in the previous quarter. ADR and RevPAR were $158.83 and $167.60, respectively, for the fourth quarter of 2024, as compared to $159.17 and $184.02, respectively, in the prior quarter.
INVESTMENTS
As of December 31, 2024, the Account had total net assets of $22.5 billion, a 4.8% decrease from December 31, 2023.
As of December 31, 2024, the Account held 84.8% of its total investments in real estate and real estate joint ventures. The Account also held investments a real estate operating business representing 3.8% of total investments, investments in loans receivable, including those with related parties, representing 3.5% of total investments, real estate funds representing 3.0% of total investments, U.S. government agency notes representing 2.8% of total investments, and U.S. treasury securities representing 2.1% of total investments.
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of December 31, 2024 was $1.3 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $2.6 billion, which is netted against the underlying properties when determining the joint venture investments fair value presented on the Consolidated Schedules of Investments. Total outstanding principal on the Account’s portfolio as of December 31, 2024, inclusive of loans payable within the joint venture investments, $347.4 million in loans collateralized by a loan receivable and $900.0 million in senior notes payable, was $5.2 billion, which represented a loan-to-value ratio of 18.6%.
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
The following charts reflect the diversification of the Account's real estate assets by region and property type and the Account's ten largest investments based on fair value at December 31, 2024.

Diversification by Fair Value(1)
	West(2)	South(3)	East(4)	Midwest(5)	Foreign(6)	Total
Industrial	18.4%	10.2%	3.1%	2.2%	—%	33.9%
Apartments	8.1%	11.3%	8.6%	1.1%	—%	29.1%
Office	4.8%	4.3%	8.9%	0.2%	—%	18.2%
Retail	3.4%	4.2%	3.1%	0.7%	—%	11.4%
Other(7)	2.4%	2.6%	1.8%	0.3%	0.3%	7.4%
Total	37.1%	32.6%	25.5%	4.5%	0.3%	100.0%
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
(6)Represents developable land investments located outside of the United States.
(7)Represents interests in Storage Portfolio investments, a hotel investment and land.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	$1,023.6	$—	$1,023.6	4.3%	3.8%
Simpson Housing Portfolio	80%	Various	U.S.A	Apartment	987.1	392.0	595.1	4.2%	3.6%
Fashion Show	50%	Las Vegas	NV	Retail	801.9	425.0	376.9	3.4%	2.9%
Storage Portfolio II	90%	Various	U.S.A	Storage	583.3	165.7	417.6	2.5%	2.2%
The Florida Mall	50%	Orlando	FL	Retail	553.1	298.4	254.7	2.3%	2.0%
Dallas Industrial Portfolio	100%	Dallas	TX	Industrial	474.5	—	474.5	2.0%	1.7%
1001 Pennsylvania Avenue	100%	Washington	DC	Office	472.2	—	472.2	2.0%	1.7%
Lincoln Centre	100%	Dallas	TX	Office	453.5	—	453.5	1.9%	1.7%
Great West Industrial Portfolio	100%	Rancho Cucamonga	CA	Industrial	413.0	—	413.0	1.8%	1.5%
Seavest MOB	98%	Various	U.S.A	Office	391.1	153.5	237.6	1.7%	1.4%
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

Property Investments and Mortgage Debt Acquired in 2024 (millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Purchase Price(1)	Mortgage Debt
Wholly-Owned
The Stratum(3)	100.0%	Office	Austin	TX	$33.1	$—
Five Oak(3)(4)	100.0%	Office	Portland	OR	33.2	44.2

Property Investments and Mortgage Debt Acquired in 2024 (millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Purchase Price(1)	Mortgage Debt
Liberty Park(3)(4)	100.0%	Office	Herndon	VA	$43.6	$59.8
Total Wholly-Owned					$109.9	$104.0
Joint Ventures
Fashion Show Mall	50.0%	Retail	Las Vegas	NV	$—	$425.0
Total Joint Ventures					$—	$425.0
Total Properties Acquired					$109.9	$529.0

Property Investments Sold and Mortgage Debt Paid-off in 2024 (millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Sales Price(2)	Mortgage Loan Payoff
Wholly-Owned
Fayette Pavilion	100.0%	Retail	Fayetteville	GA	$132.8	$—
Shoppes at Lake Mary	100.0%	Retail	Lake Mary	FL	25.1	—
The Manor at Flagler Village	100.0%	Apartment	Fort Lauderdale	FL	148.8	—
Market Square	100.0%	Retail	Fort Myers	FL	22.5	—
Pavilion at Turkey Creek	100.0%	Retail	Knoxville	TN	55.8	—
780 Third Avenue(5)	100.0%	Office	New York	NY	170.1	170.0
The Manor at Plantation	100.0%	Apartment	Plantation	FL	59.6	—
Wilshire Rodeo Plaza	100.0%	Office	Beverly Hills	CA	207.2	—
Vista Station(6)	100.0%	Office	Draper	UT	19.5	17.7
Cypress Trace	100.0%	Retail	Fort Myers	FL	39.2	—
701 Brickell	100.0%	Office	Miami	FL	436.8	171.7
Fort Point Creative Exchange (263 Summer Street)	100.0%	Office	Boston	MA	16.9	—
Larkspur Courts	100.0%	Multi-family	Larkspur	CA	130.7	—
River Ridge	100.0%	Retail	Birmingham	AL	21.5	—
Columbiana Station	100.0%	Retail	Columbia	SC	43.0	—
The District on La Frontera(7)	100.0%	Multi-family	Austin	TX	—	39.4
BridgePointe Shopping Center	100.0%	Retail	San Mateo	CA	125.1	—

Total Wholly-Owned					$1,654.6	$398.8
Joint Ventures
The Theory(7)	97.0%	Multi-family	Raleigh	NC	$—	$31.3
Miami International	50.0%	Retail	Miami	FL	10.0	80.0
Birkdale Village(7)	93.0%	Retail	Huntersville	NC	—	66.5
Seavest MOB Portfolio - Loker Medical Arts Pavilion(7)(8)	98.4%	Office	Los Angeles	CA	—	15.2
Cabana Beach Gainesville(7)	97.0%	Multi-family	Gainesville	FL	—	31.9
Fashion Show Mall(7)	50.0%	Retail	Las Vegas	NV	—	417.5
Foundry Square II	50.1%	Office	San Francisco	CA	170.8	—
501 Boylston	50.1%	Office	Boston	MA	169.3	108.5

Property Investments Sold and Mortgage Debt Paid-off in 2024 (millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Sales Price(2)	Mortgage Loan Payoff
Total Joint Ventures					$350.1	$750.9
Total Properties Sold					$2,004.7	$1,149.7
(1)The net purchase price represents the purchase price less closing costs, at the Account's share.
(2)The net sales price represents the sale price less selling expenses, at the Account's share .
(3)The Account gained possession of the property through a deed-in-lieu of foreclosure agreement. The net purchase price is reflective of the value of the property at the time of possession rather than the purchase price
(4)Debts assumed upon acquisition of the property.
(5)Debt was extinguished as part of the disposition of the collateral property.
(6)Property was held in Vista Station Portfolio.
(7)Mortgage loan payoff only.
(8)Property was held in Seavest MOB Los Angeles Portfolio.
Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Net Investment Income
The following table shows the results of operations for the years ended December 31, 2024 and 2023 and the dollar and percentage changes for those periods (millions).

	Years Ended December 31,		Change
	2024	2023	$	%
INVESTMENT INCOME
Real estate income, net
Rental income	$1,360.7	$1,368.9	$(8.2)	(0.6)%
Real estate property level expenses:
Operating expenses	340.6	334.4	6.2	1.9%
Real estate taxes	200.0	215.0	(15.0)	(7.0)%
Interest expense	86.8	94.8	(8.0)	(8.4)%
Total real estate property level expenses	627.4	644.2	(16.8)	(2.6)%
Real estate income, net	733.3	724.7	8.6	1.2%
Income from real estate joint ventures	202.8	209.2	(6.4)	(3.1)%
Income from real estate funds	13.7	24.9	(11.2)	(45.0)%
Interest income	128.8	143.6	(14.8)	(10.3)%
TOTAL INVESTMENT INCOME	1,078.6	1,102.4	(23.8)	(2.2)%
Expenses
Investment management charges	83.0	83.2	(0.2)	(0.2)%
Administrative charges	63.4	75.4	(12.0)	(15.9)%
Distribution charges	15.1	11.8	3.3	28.0%
Liquidity guarantee charges	63.7	73.9	(10.2)	(13.8)%
Interest expense	53.5	67.1	(13.6)	(20.3)%
TOTAL EXPENSES	278.7	311.4	(32.7)	(10.5)%
INVESTMENT INCOME, NET	$799.9	$791.0	$8.9	1.1%
The table below illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the entirety of each respective year, "same property," as compared to the comparative increases or decreases associated with the acquisition and disposition of properties throughout each respective year.

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2024	2023	$	%	2024	2023	$	%	2024	2023	$	%
Same Property	$1,230.1	$1,177.5	$52.6	4.5%	$305.9	$286.3	$19.6	6.8%	$177.3	$184.3	$(7.0)	(3.8)%
Properties Acquired	8.0	2.7	5.3	196.3%	3.4	—	3.4	N/M	1.1	—	1.1	N/M
Properties Sold	122.6	188.7	(66.1)	(35.0)%	31.3	48.1	(16.8)	(34.9)%	21.6	30.7	(9.1)	(29.6)%
Impact of Properties Acquired/Sold	130.6	191.4	(60.8)	(31.8)%	34.7	48.1	(13.4)	(27.9)%	22.7	30.7	(8.0)	(26.1)%
Total Property Portfolio	$1,360.7	$1,368.9	$(8.2)	(0.6)%	$340.6	$334.4	$6.2	1.9%	$200.0	$215.0	$(15.0)	(7.0)%
N/M—Not meaningful
Rental Income:
Rental income decreased $8.2 million, or 0.6%, from prior year reflecting decreases primarily in the office and retail sectors, driven by property dispositions as indicated in the table above.
Operating Expenses:
Operating expenses increased $6.2 million, or 1.9%, primarily attributed to a rise in repairs and maintenance costs driven by inflation and aging assets, utility costs and greater leasing activity due to market and economic conditions, primarily amongst the office and industrial properties. The Account's hotel property also saw an increase in operating expenses as cost of services increased due to banquets and events throughout the year.
Real Estate Taxes:
Real estate taxes decreased $15.0 million, or 7.0%, driven by lower property valuations, which reduced property tax obligations in the industrial and office sector, also dispositions in the office, retail and apartment sectors played a pivotal role in the decrease throughout the year.
Interest Expense:
Interest expense on mortgage loans decreased $8.0 million, or 8.4%, as a result of lower average outstanding principal balance, as compared to the same period in 2023.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures decreased $6.4 million, or 3.1%, most notably driven by lower distributed income from three of the Account's retail joint venture investments, due to increased expenses.
Income from Real Estate Funds:
Income from real estate funds decreased $11.2 million, or 45.0%, as a result of lower distributed income from two of the Account's real estate fund investments and volatile market conditions during the year.
Interest income:
Interest income decreased $14.8 million, or 10.3%, in comparison to the prior year, primarily attributable to a continued decline in loans receivable and increase in defaulted loans receivable that were satisfied through deed-in-lieu of foreclosure agreements.
Expenses:
Investment management, administrative and distribution costs charged to the Account are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. Investment management expenses remained relatively flat over the comparable period of 2023. Administrative expenses decreased $12.0 million due to lower average net assets during the year. Distribution charges increased by $3.3 million compared to the prior year, primarily attributable to an increase in the applicable charge rate.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and is charged at a fixed rate based on the Account’s net assets. There were no mortality and expense risk expenses in 2024 or the prior year. Liquidity guarantee expenses decreased $10.2 million as a result of lower average nets assets during the year.
Interest expense on the Account's credit facility and other unsecured debt decreased $13.6 million when compared to prior year, due to a lower average outstanding principal balance on the Account's credit facility.
Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized (losses) gains on investments and debt for the years ended December 31, 2024 and 2023 and the dollar and percentage changes for those periods (millions).

	Years Ended December 31,		Change
	2024	2023	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments:
Real estate properties	$(117.7)	$29.9	$(147.6)	(493.6)%
Real estate joint ventures	(206.9)	(279.6)	72.7	(26.0)%
Real estate funds	0.5	21.0	(20.5)	(97.6)%
Foreign currency translation	(0.2)	—	(0.2)	N/M
Foreign currency exchange on forward contracts	—	(2.7)	2.7	(100.0)%
Marketable securities	—	(35.7)	35.7	(100.0)%
Loans receivable	(170.4)	(70.0)	(100.4)	143.4%
Total realized loss on investments	(494.7)	(337.1)	(157.6)	46.8%
Net change in unrealized gain (loss) on:
Real estate properties	(1,021.3)	(2,782.5)	1,761.2	(63.3)%
Real estate joint ventures	(367.6)	(1,067.0)	699.4	(65.5)%
Real estate funds	(29.0)	(134.2)	105.2	(78.4)%
Real estate operating business	145.4	8.2	137.2	1,673.2%
Foreign currency exchange on forward contracts	—	2.3	(2.3)	(100.0)%
Marketable securities	—	46.9	(46.9)	(100.0)%
Loans receivable	(0.3)	(274.0)	273.7	(99.9)%
Loans receivable with related parties	0.7	(0.7)	1.4	(200.0)%
Loans payable	(11.3)	(38.8)	27.5	(70.9)%
Other unsecured debt	4.5	(28.5)	33.0	(115.8)%
Net change in unrealized loss on investments and debt	(1,278.9)	(4,268.3)	2,989.4	(70.0)%
NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS AND DEBT	$(1,773.6)	$(4,605.4)	$2,831.8	(61.5)%
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized losses of $1.1 billion during 2024, compared to net losses of $2.7 billion during 2023. While the Account saw depreciation across most core real estate sectors during the year, the significant unrealized losses primarily emanated from office properties in the Eastern region due to declining occupancy and stagnant demand. The sale of eight retail properties, five office properties, and three multi-family properties drove the net loss during the year.

Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized losses of $574.5 million in 2024, compared to $1.3 billion of net losses during 2023. Unrealized losses were primarily driven by the Account's joint venture investments in the office, retail and apartment sectors due to increases in discount and capitalization rates, economic conditions, as well as other market factors. The disposition of a retail property in FL and two office properties in CA and MA were contributors to the net loss during the year.
Real Estate Funds:
Real estate funds incurred net realized and unrealized losses of $28.5 million in 2024, compared to $113.2 million in net realized and unrealized losses during 2023. The losses in the current year can be attributed to elevated capitalization rates, resulting in adverse valuation that have impacted eight of the Account's funds.
Real Estate Operating Business:
The Account's real estate operating business experienced unrealized gains of $145.4 million during 2024 compared to $8.2 million during 2023. Unrealized gains in 2024 were primarily attributed to forecasted future growth experienced throughout the year, while in 2023, the unrealized gains were the result of favorable valuations and positive cash flows.
Foreign Currency Translation:
The Account realized a loss of $0.2 million due to foreign currency translation during 2024 due to unfavorable exchange rates.
Foreign Currency Exchange on Forward Contracts:
The Account did not hold any forward contracts during 2024. Net losses in the previous period can be attributed to unfavorable foreign currency exchange rates throughout the year and at the time of settlement.
Marketable Securities:
The Account’s marketable securities did not experience any net realized and unrealized gains or losses for the year ended December 31, 2024, compared to net realized and unrealized gains of $11.2 million for 2023. The prior period net gains can be attributed to favorable market conditions and effective investment strategies during the year.
Loans Receivable, including those with related parties:
Loans receivable, including loans receivable with related parties, experienced net realized and unrealized losses of $170.0 million in 2024 compared to net realized and unrealized losses of $344.7 million in 2023. The current period losses are primarily attributable to unfavorable valuations of three loans during the period. The appraised values of the collateral asset properties were lower than the principal value of the loans, which resulted in the unfavorable valuation of the loans receivable, compounded by default and subsequent foreclosures of the collateral property on three receivables and loan payoffs on three properties.
Loans Payable:
Loans payable experienced unrealized losses of $11.3 million during 2024, compared to unrealized losses of $38.8 million during 2023. The unrealized losses in 2024 were attributable to incremental changes in U.S. Treasury yields driven by inflation risk and widening credit spreads.
Other Unsecured Debt:
Other unsecured debt experienced unrealized gains of $4.5 million in 2024, compared to unrealized losses of $28.5 million in 2023, attributable to favorable changes in the risk-free yield curve and easing of inflation pressures that categorized the previous year.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
A discussion of the results of operations for the year ended December 31, 2023 is found in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 14, 2024, which is available free of charge on the SEC’s website at www.sec.gov.
Liquidity and Capital Resources
As of December 31, 2024 and 2023, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $1.4 billion and $0.2 billion, respectively (6.0% and 0.9% of the Account’s net assets at such dates, respectively). The increase in liquid assets during the year was primarily driven by property dispositions, line of credit management, and favorable market trends in the U.S. commercial real estate market, that providentially impacted property valuations. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and contract owner redemption requests (i.e., contract owner transfers, withdrawals or benefit payments). In addition, the Account is able to meet its short-term and long-term liquidity needs through cash provided by operating activities, the available capacity on its credit facility and the liquidity guarantee provided by TIAA as described below.
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
As a result of continued net contract owner outflows, pursuant to TIAA's liquidity guarantee obligation, the TIAA General Account purchased 0.6 million accumulation units this year, totaling $293.7 million, bringing TIAA's ownership to approximately 3.87% of the outstanding accumulation units of the Account as of December 31, 2024. The independent fiduciary, which has the right to adjust the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”), has established the trigger point at 45% of the outstanding accumulation units.
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
Net Investment Income
Net investment income continues to be an additional source of liquidity for the Account. Net investment income was $799.9 million for the year ended December 31, 2024 as compared to $791.0 million in the prior year. The total net investment income saw a slight increase as described more fully in the Results of Operations section.
Leverage
As of December 31, 2024, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments, senior notes payable and any loans outstanding on the Account's Credit Agreement) to total gross asset value (i.e., a “loan-to-value ratio”) was 18.6%. The Account intends to maintain its loan-to-value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s net equity interest in joint ventures), with no reduction associated with any indebtedness on such assets.
The Account's credit facility, which is a $1.4 billion unsecured line of credit, is used to facilitate near-term investment objectives, as further described in Note 11—Credit Facility. As of December 31, 2024, the Account had no outstanding balance on the line of credit. The Account exercised its first of three extension options to extend the facility's termination date to September 20, 2025, subject to customary representations, warranties and closing conditions.
As of December 31, 2024, total principal and interest payments due for mortgages on properties held directly by the account, four collateralized by a loan receivable, and senior notes payable are $2.5 billion and $362.4 million, respectively. Principal and interest payments due in the next year for mortgages on properties held directly by the Account are $436.8 million and $38.8 million, respectively. The Account currently has sufficient liquidity in the form of cash and cash equivalents, short-term securities, and available capacity on the Account's line of credit that can be drawn to meet its current mortgage obligations.
In times of high net inflow activity, in particular during times of high net contract owner transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan-to-value ratio.
Material Cash Requirements(1)
The following table sets forth a summary regarding the Account’s known contractual and other material cash obligations, including required interest payments for those items that are interest bearing, as of December 31, 2024 (millions):

	Amounts Due During Years Ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Debt Payable:
Principal Payments	$784.2	$3.4	$569.5	$356.1	$344.2	$476.9	$2,534.3
Interest Payments(2)	97.8	78.1	76.6	51.3	29.0	29.6	362.4
Subtotal	$882.0	$81.5	$646.1	$407.4	$373.2	$506.5	$2,896.7
Ground Leases(3)	2.6	2.6	2.7	2.7	2.7	443.2	456.5
Other Commitments(4)	275.5	—	—	—	—	—	275.5
Tenant Improvements(5)	107.7	—	—	—	—	—	107.7
Total Contractual and Material Cash Requirements	$1,267.8	$84.1	$648.8	$410.1	$375.9	$949.7	$3,736.4
(1)The material cash requirements do not include payments on debt held in joint ventures, which are the obligation of the individual joint venture entities.
(2)These amounts represent interest payments due on debt payable based on the stated rates at December 31, 2024.
(3)These amounts represent future minimum annual payments related to ground leases at December 31, 2024.
(4)This includes the Account’s commitment to purchase interests in its real estate funds and remaining funding commitments on loans receivable and real estate operating business, which could be called by the partner or borrower at any time.
(5)This amount represents tenant improvements and leasing inducements committed by the Account as of December 31, 2024.

Statements of Cash Flows
The following table sets forth the Account's sources and uses of cash flows for the year ended December 31, 2024 and 2023 (in millions):

	As of December 31,
	2024	2023
Cash flows provided by (used for):
Operating activities	$937.8	$2,111.1
Financing activities	$(843.6)	$(2,107.8)
The following provides information regarding the Account's cash flows from operating and financing activities for the year ended December 31, 2024.
Operating Activities: The Account's operating cash flows are primarily impacted by net investment income and the purchase or sale of investments. Cash provided by operating activities for the year ended December 31, 2024 decreased by approximately $1.2 billion compared to the prior year. This decline was primarily driven by:
•A $3.0 billion higher use of cash for purchases of marketable securities compared to 2023. As the Account’s cash levels increased in 2024 due to the decline in net contract owner outflows, $1.1 billion of cash was used to purchase marketable securities to increase the Account’s liquidity position. By comparison, sales of marketable securities in 2023 generated $1.9 billion of proceeds that were used to meet contract owner redemption requests. This change was partially offset by
•$1.5 billion of proceeds from sales of real estate properties in 2024, compared to no proceeds in 2023.
Financing Activities: The Account's financing cash flows are primarily impacted by contract owner transactions and debt activity. For the year ended December 31, 2024, cash used in financing activities decreased by $1.3 billion compared to 2023, primarily driven by:
•An improvement in net contract owner outflows of $2.4 billion, partially offset by
•An increase in net outflows related to unsecured debt activity, reflecting net repayments of unsecured debt of $463.0 million in 2024 compared to net proceeds from unsecured borrowings of $363.0 million in 2023; and

•Lower proceeds from accumulation unit purchases by the TIAA General Account of $323.9 million, resulting from the improvement in net contract owner outflows from 2023 to 2024.
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
A summary of the Account's outstanding debt is as follows (in millions):

	December 31, 2024		December 31, 2023
	Principal Balance	% of Total	Principal Balance	% of Total
Secured	$1,634.3	64.5%	$1,922.6	58.5%
Unsecured	900.0	35.5%	1,363.0	41.5%
Total	$2,534.3	100.0%	$3,285.6	100.0%
Fixed Rate Debt:
Secured	$1,182.9	46.7%	$1,592.0	48.5%
Unsecured	900.0	35.5%	900.0	27.4%
Fixed Rate Debt	$2,082.9	82.2%	$2,492.0	75.9%
Floating Rate Debt:
Secured	$451.4	17.8%	$330.6	10.0%
Unsecured	—	—%	463.0	14.1%
Floating Rate Debt	$451.4	17.8%	$793.6	24.1%
Total	$2,534.3	100.0%	$3,285.6	100.0%
Recent Transactions
The following describes property and property-related transactions by the Account during the fourth quarter of 2024. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease.
Real Estate Properties and Joint Ventures
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price (1)
Liberty Park(2)	12/04/2024	100.00%	Office	Herndon, VA	$43.6
(1)     Represents purchase price net of closing costs.
(2)    During the fourth quarter of 2024, the Account gained possession of the property through a deed-in-lieu of foreclosure agreement. The net purchase price is reflective of the value of the property at the time of possession rather than the purchase price.

Disposals

Property Name	Disposal Date	Ownership Percentage	Sector	Location	Net Sales Price (1)	Realized Gain (Loss) on Disposition(1)
701 Brickell	10/08/2024	100.00%	Office	Miami, FL	$436.8	$107.7
Fort Point Creative Exchange (263 Summer Street)	10/9/2024	100.00%	Office	Boston, MA	16.9	(18.9)
Larkspur Courts	10/15/2024	100.00%	Multi-family	Larkspur, CA	130.7	25.1
River Ridge	10/15/2024	100.00%	Retail	Birmingham, AL	21.5	(8.0)
Columbiana Station	11/20/2024	100.00%	Retail	Columbia, SC	43.0	(6.0)
Foundry Square II	12/20/2024	50.10%	Office	San Francisco, CA	170.8	(53.0)
BridgePointe Shopping Center	12/20/2024	100.00%	Retail	San Mateo, CA	125.1	(24.1)
501 Boylston	12/20/2024	50.10%	Office	Boston, MA	169.3	(135.8)
(1) Majority of the realized loss has been previously recognized as unrealized losses in the Account's Consolidated Statements of Operations.
Financings
New Debt

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
Fashion Show	10/01/2024	5.67%	Retail	10/01/2029	$425.0
Liberty Park	12/04/2024	1.80% + SOFR	Office	12/09/2027	59.8

Debt payoff

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
Fashion Show	10/01/2024	4.03%	Retail	11/01/2024	$417.5
701 Brickell	10/08/2024	3.66%	Office	04/01/2026	171.7
The District on La Frontera	11/27/2024	3.84%	Multi-family	12/01/2024	35.4
The District on La Frontera	11/27/2024	4.96%	Multi-family	12/01/2024	4.0
501 Boylston	12/20/2024	3.70%	Office	02/01/2028	108.5
Loan Receivable
Payoff

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
Exo Apartments Mezzanine	11/08/2024	8.43%	Apartments	01/09/2025	$31.1
Liberty Park Mezzanine(1)	12/04/2024	4.37% + SOFR	Office	11/09/2023	17.1
Colony New England Hotel Portfolio Senior	12/30/2024	2.85% + SOFR	Hotel	01/09/2025	59.5
Colony New England Hotel Portfolio Mezzanine	12/30/2024	2.85% + SOFR	Hotel	01/09/2025	19.8
(1) During the fourth quarter of 2024, the borrower relinquished the collateral property to the Account through a deed-in-lieu of foreclosure agreement to satisfy the outstanding balance of the loan.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Account’s real estate holdings, including real estate joint ventures, funds, an operating business and loans receivable including those with related parties, which, as of December 31, 2024, represented 95.1% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:
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

As of December 31, 2024, 4.9% of the Account’s total investments were comprised of marketable securities. Marketable securities may include high-quality debt instruments (i.e., government agency notes) and REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements included herewith. As of December 31, 2024, the Account does not invest in derivative financial investments, although it does engage in hedging activity related to foreign currency denominated investments.
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
The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the accompanying consolidated financial statements for the years ended December 31, 2024, 2023 and 2022. The report of the independent registered public accounting firm expresses an independent opinion on the fairness of presentation of the Account’s consolidated financial statements.
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

March 6, 2025	/s/ Colbert Narcisse
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

Jason E. Brown, Audit Committee Chair
James R. Chambers, Audit Committee Member
Michael R. Fanning, Audit Committee Member
Lisa W. Hess, Audit Committee Member
Maureen O’Hara, Audit Committee Member
La June Montgomery Tabron, Audit Committee Member

March 6, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees of Teachers Insurance and Annuity Association of America and Participants of TIAA Real Estate Account
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of TIAA Real Estate Account and its subsidiaries (the “Account”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Account as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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
Valuation of Real Estate Properties and Real Estate Joint Ventures
As described in Notes 1 and 5 to the consolidated financial statements, the Account had total investments in real estate properties of $15.6 billion and real estate joint ventures of $5.4 billion as of December 31, 2024. Investments in real estate properties are stated at fair value and investments in real estate joint ventures are stated at fair value of the Account’s ownership based on the fair value of the underlying real estate, any related loans payable, and other factors. To determine the valuation of the real estate properties and the real estate joint ventures, management utilizes the income approach, either the discounted cash flow or direct capitalization valuation model, provided by an independent third party appraiser, using key inputs and assumptions including, but not limited to, rental income and expense amounts, related rental income and expense growth rates, capital expenditures, discount rates, and capitalization rates (terminal capitalization rates for the discounted cash flow model and overall capitalization rates for the direct capitalization model).
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
March 6, 2025
We have served as the Account's auditor since 2005.

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	December 31,
	2024	2023
ASSETS
Investments, at fair value:
Real estate properties (cost: $13,290.0 and $14,682.0)	$15,607.0	$18,020.3
Real estate joint ventures (cost: $5,556.8 and $5,645.7)	5,381.4	5,881.2
Real estate funds (cost: $798.0 and $821.0)	740.3	792.4
Real estate operating business (cost: $491.2 and $390.8)	931.8	685.9
Marketable securities (cost: $1,211.7 and $147.3)	1,211.8	147.4
Loans receivable (cost: $1,181.6 and $1,483.7)	780.0	1,082.4
Loans receivable with related parties (cost: $97.8 and $102.0)	97.8	101.3
Total investments (cost: $22,627.1 and $23,272.5)	24,750.1	26,710.9
Cash and cash equivalents	144.7	58.8
Cash held by wholly owned properties	129.2	133.7
Due from investment manager	—	15.8
Other	221.9	261.3
TOTAL ASSETS	25,245.9	27,180.5
LIABILITIES
Loans payable, at fair value
(principal outstanding: $1,634.3 and $1,922.6)	1,585.5	1,862.5
Line of credit, at fair value
(principal outstanding: $0.0 and $463.0)	—	463.0
Other unsecured debt, at fair value
(principal outstanding: $900.0 and $900.0)	877.0	881.6
Accrued real estate property expenses	242.7	286.2
Due to investment manager	6.9	—
Other	46.9	68.3
TOTAL LIABILITIES	2,759.0	3,561.6
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	22,028.4	23,110.4
Annuity Fund	458.5	508.5
TOTAL NET ASSETS	$22,486.9	$23,618.9
NUMBER OF ACCUMULATION UNITS OUTSTANDING	47.8	48.0
NET ASSET VALUE, PER ACCUMULATION UNIT	$461.243	$481.054

See notes to the audited consolidated financial statements

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions)

	Years Ended December 31,
	2024	2023	2022
INVESTMENT INCOME
Real estate income, net
Rental income	$1,360.7	$1,368.9	$1,251.7
Real estate property level expenses:
Operating expenses	340.6	334.4	293.2
Real estate taxes	200.0	215.0	203.7
Interest expense	86.8	94.8	85.0
Total real estate property level expenses	627.4	644.2	581.9
Real estate income, net	733.3	724.7	669.8
Income from real estate joint ventures	202.8	209.2	194.2
Income from real estate funds	13.7	24.9	30.3
Interest income	128.8	143.6	116.7
Other income	—	—	4.5
TOTAL INVESTMENT INCOME	1,078.6	1,102.4	1,015.5
Expenses
Investment management charges	83.0	83.2	86.3
Administrative charges	63.4	75.4	43.2
Distribution charges	15.1	11.8	23.3
Mortality and expense risk charges	—	—	0.5
Liquidity guarantee charges	63.7	73.9	89.2
Interest expense	53.5	67.1	27.4
TOTAL EXPENSES	278.7	311.4	269.9
INVESTMENT INCOME, NET	799.9	791.0	745.6
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments
Real estate properties	(117.7)	29.9	(93.8)
Real estate joint ventures	(206.9)	(279.6)	316.2
Real estate funds	0.5	21.0	15.4
Foreign currency translation	(0.2)	—	—
Foreign currency exchange on forward contracts	—	(2.7)	—
Marketable securities	—	(35.7)	(2.8)
Loans receivable	(170.4)	(70.0)	—
Net realized (loss) gain on investments	(494.7)	(337.1)	235.0
Net change in unrealized gain (loss) on
Real estate properties	(1,021.3)	(2,782.5)	1,380.1
Real estate joint ventures	(367.6)	(1,067.0)	(232.3)
Real estate funds	(29.0)	(134.2)	(12.9)
Real estate operating business	145.4	8.2	212.2
Foreign currency exchange on forward contracts	—	2.3	(2.3)
Marketable securities	—	46.9	(37.7)
Loans receivable	(0.3)	(274.0)	(115.7)
Loans receivable with related parties	0.7	(0.7)	—
Loans payable	(11.3)	(38.8)	116.9
Other unsecured debt	4.5	(28.5)	46.9
Net change in unrealized (loss) gain on investments and debt	(1,278.9)	(4,268.3)	1,355.2
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND DEBT	(1,773.6)	(4,605.4)	1,590.2
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(973.7)	$(3,814.4)	$2,335.8
See notes to the audited consolidated financial statements

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(millions)

	Years Ended December 31,
	2024	2023	2022
FROM OPERATIONS
Investment income, net	$799.9	$791.0	$745.6
Net realized (loss) gain on investments	(494.7)	(337.1)	235.0
Net change in unrealized (loss) gain on investments and debt	(1,278.9)	(4,268.3)	1,355.2
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	(973.7)	(3,814.4)	2,335.8
FROM TRANSACTIONS BY CONTRACT OWNERS AND TIAA
Premiums	2,896.0	2,135.3	2,981.3
Purchase of liquidity units by TIAA	293.7	617.6	—
Annuity payments	(46.8)	(55.3)	(55.8)
Death benefits	(150.6)	(167.5)	(165.0)
Withdrawals	(3,150.6)	(4,754.9)	(3,510.2)
NET DECREASE IN NET ASSETS RESULTING FROM TRANSACTIONS BY CONTRACT OWNERS AND TIAA	(158.3)	(2,224.8)	(749.7)
NET (DECREASE) INCREASE IN NET ASSETS	(1,132.0)	(6,039.2)	1,586.1
NET ASSETS
Beginning of period	23,618.9	29,658.1	28,072.0
End of period	$22,486.9	$23,618.9	$29,658.1

See notes to the audited consolidated financial statements

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions)

	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(973.7)	$(3,814.4)	$2,335.8
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	494.7	337.1	(235.0)
Net change in unrealized loss (gain) on investments and debt	1,278.9	4,268.3	(1,355.2)
Purchase of real estate properties	—	(0.3)	(465.2)
Capital improvements on real estate properties	(319.5)	(332.5)	(410.8)
Proceeds from sale of real estate properties	1,509.0	—	620.0
Purchases of other real estate investments	(488.5)	(374.4)	(885.0)
Proceeds from sales of other real estate investments	340.2	202.2	858.4
Purchases and originations of loans receivable	(41.5)	(23.4)	(366.6)
Purchase and originations of loans receivable with related parties	(0.2)	(31.4)	—
Proceeds from payoffs of loans receivable	173.2	15.0	254.9
Proceeds from payoffs of loans receivable from related parties	1.0	—	—
(Increase) decrease in other investments	(1,064.6)	1,894.2	137.1
Net change in due from/to investment manager	22.7	(22.9)	17.0
Decrease (increase) in other assets	51.2	(18.6)	7.9
(Decrease) increase in other liabilities	(45.1)	12.2	21.6
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	937.8	2,111.1	534.9
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	193.0	74.0	—
Payments on line of credit	(656.0)	(111.0)	(500.0)
Proceeds from other unsecured debt issuances	—	400.0	1,000.0
Mortgage loan proceeds received	16.7	414.9	24.1
Payments on mortgage loans	(239.0)	(660.9)	(218.0)
Premiums	2,896.0	2,135.3	2,981.3
Purchase of liquidity units by TIAA	293.7	617.6	—
Annuity payments	(46.8)	(55.3)	(55.8)
Death benefits	(150.6)	(167.5)	(165.0)
Withdrawals	(3,150.6)	(4,754.9)	(3,510.2)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(843.6)	(2,107.8)	(443.6)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, CASH HELD BY WHOLLY OWNED PROPERTIES AND RESTRICTED CASH	94.2	3.3	91.3
CASH, CASH EQUIVALENTS, CASH HELD BY WHOLLY OWNED PROPERTIES AND RESTRICTED CASH
Beginning of period cash, cash equivalents, cash held by wholly owned properties and restricted cash	229.7	226.4	135.1
Net increase (decrease) in cash, cash equivalents, cash held by wholly owned properties and restricted cash	94.2	3.3	91.3
End of period cash, cash equivalents, cash held by wholly owned properties and restricted cash	$323.9	$229.7	$226.4
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$156.5	$158.2	$84.2
SUPPLEMENTAL NON-CASH DISCLOSURES
Property assumed and loans receivable extinguished as part of a deed-in-lieu of foreclosure agreement	$109.9	$27.5	$—
Conversion of term loans to line of credit borrowings	$—	$500.0	$—
Debt extinguishment via real estate disposition	$170.0	$—	$—

Debt assumed in acquisition of property	$104.0	$—	$—
Joint venture contribution to payoff related party loan receivable	$31.9	$—	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (millions):

	As of December 31,
	2024	2023	2022
Cash, cash equivalents and cash held by wholly owned properties	$274.9	$192.5	$181.8
Restricted cash(1)	49.0	37.2	44.6
TOTAL CASH, CASH EQUIVALENTS, CASH HELD BY WHOLLY OWNED PROPERTIES AND RESTRICTED CASH	$323.9	$229.7	$226.4
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
The investment objective of the Account is to seek favorable total returns primarily through rental income and appreciation of a diversified portfolio of directly held, private real estate investments and real estate-related investments while offering investors guaranteed, daily liquidity. The Account holds real estate properties directly and through subsidiaries wholly-owned by TIAA for the sole benefit of the Account. The Account also holds limited interests in real estate joint ventures, funds and operating business, as well as investments in loans receivable with commercial real estate properties as underlying collateral. Additionally, the Account invests in real estate-related and non-real estate-related publicly traded securities, cash and other instruments to maintain adequate liquidity levels for operating expenses, capital expenditures and to fund benefit payments (withdrawals, transfers and related transactions).
Segment Reporting: The Account has identified the Managing Director, Portfolio Management, and Head of TIAA Real Estate Account and Managing Director, Annuities Product Management, as the chief operating decision makers (“CODMs”), who use the Investment Income, Net and Net Change in Net Assets Resulting from Operations, as presented in the Consolidated Statements of Operations, to evaluate the results of operations and to manage the Account. The measure of segment assets is reported on the Consolidated Statements of Assets and Liabilities as Total Assets. The Account’s operations constitute a single operating segment and therefore, a single reportable segment, because the CODMs manage the business activities using information of the Account as a whole. The accounting policies used to measure the profit and loss of the segment are the same as those described below. The Account has no major tenants.
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
Valuation of Real Estate Funds—Real estate fund interests are stated at the fair value of the Account’s ownership in the fund. Management uses net asset value information provided by fund manager as a practical expedient to estimate fair value. The Account receives estimates from fund manager on a quarterly basis, and audited information is provided annually. Upon receipt of the information, management reviews and concludes on whether the net asset values provided are an appropriate representation of the fair value of the Account's interests in the real estate funds and makes valuation adjustments as necessary. Valuation of real estate funds proceeds under the direction of the Investment Committee of the Board and in accordance with the responsibilities of the Board as a whole.
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
Variable Interest Entities: Variable interests are financial relationships that expose a reporting entity to the risks and rewards of variability in the entity's assets and operations. When variable interests exist, they are subject to evaluation under the variable interest entity ("VIE") model if any one of the following four characteristics are present: a) the entity is insufficiently capitalized; b) the equity holders do not have power to control the activities that most significantly impact the entity's financial performance; c) the voting rights of the equity holders are not proportionate to their economic interests; or d) the equity holders are not exposed to the residual losses or benefits that would normally be associated with equity interests.
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
Cash Held by Wholly Owned Properties: Cash held by wholly owned properties consists of unrestricted cash held in individual real estate property level bank accounts to fund the immediate operating and capital needs of the properties. Such amounts are not readily available to fund the general liquidity needs of the Account.
Restricted Cash: The Account held restricted cash in escrow accounts for security deposits, as required by certain states, as well as property taxes, insurance, and various other property related matters as required by certain creditors related to outstanding loans payable collateralized by certain real estate investments. These amounts are recorded within other assets on the Consolidated Statements of Assets and Liabilities. See Note 10—Loans Payable for additional information regarding the Account’s outstanding loans payable.
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
Foreign Currency Forwards: The Account uses foreign currency forward contracts to manage foreign currency exchange rate risk related to foreign currency-denominated investments. Foreign currency forward contracts are recorded at fair value and are reflected in Other assets or liabilities on the Consolidated Statements of Assets and Liabilities. The fair value of foreign currency forward contracts is determined using the prevailing forward exchange rate which is derived from quotes provided by an independent pricing source.
Recent Accounting Pronouncements: In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). To ensure the relief established in ASU 2020-04 covers the period of time during which a significant number of modifications may take place, ASU 2022-06 defers the sunset date of ASC Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. ASU 2022-06 is effective for all entities upon issuance. Adoption of the guidance did not have a material impact to the Account.
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
In November 2024, the FASB issued Accounting Standard Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information is generally not presented in the financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Management is currently assessing the impact this standard will have on our financial statements as well as the method by which we will adopt the new standard.
In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 also requires a public entity that has a single reportable segment to provide all the disclosures required by the amendments in ASU 2023-07 and all existing segment disclosures in Topic 280. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Management adopted the guidance and it did not have a material impact to the Account.
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
In addition to providing the services described above, TIAA may charge the Account fees to bear certain mortality and expense risks and risks with providing the liquidity guarantee. These fees are charged as a percentage of the net assets of the Account. Rates for these fees are established annually.
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
Pursuant to its existing liquidity guarantee obligation, beginning August 31, 2023 through the year ended December 31, 2024, the TIAA General Account purchased a cumulative total of 1.8 million liquidity units issued by the Account, amounting to $911.3 million. Although the Account continued to experience net contract owner outflows, the TIAA General Account was not required to purchase any liquidity units since second quarter of 2024. The independent fiduciary, which has the right to adjust the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”), has established the trigger point at 45% of the issued and outstanding accumulation units. As of December 31, 2024, the TIAA General Account owned approximately 3.87% of the outstanding accumulation units of the Account. The independent fiduciary will continue to monitor TIAA's ownership interest in the Account and provide further recommendations as necessary.
Expenses for the services and fees described above are identified as such in the accompanying Consolidated Statements of Operations and are identified as "Expenses" in Note 12—Financial Highlights.
The Account has loans receivable outstanding with related parties as of December 31, 2024. Two loans are with a joint venture partner and the others are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies. References to "SOFR" in the table below and elsewhere in these Notes mean the secured Overnight Financing Rate, a benchmark interest rate based on the U.S. Treasury bond repurchase market that has largely replaced the discontinued LIBOR (London Interbank Offered Rate) for U.S. dollar-denominated instruments. The following table presents the key terms of the loans as of the reporting date (in millions):

		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
Principal						December 31, 2024	December 31, 2023
2024	2023
$—	$32.9	THP Student Housing, LLC	97.00%	3.20%	9/30/2024	$—	$32.9
36.5	36.5	MRA Hub 34 Holding, LLC	95.00%	2.50% + SOFR	8/26/2025	36.5	36.5
0.5	0.5	MRA 34 LLC	—%	3.75% + SOFR	8/26/2025	0.5	0.5
4.6	4.4	MR MCC 3 Sponsor, LLC	—%	6.00%	12/1/2025	4.6	4.4
27.7	27.7	THP Student Housing, LLC	97.00%	6.10%	6/30/2026	27.7	27.0
28.5	—	TREA SV 355 West 52nd Street	95.00%	5.20%	6/14/2027	28.5	—
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						$97.8	$101.3
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
As of December 31, 2024, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry.
The Account’s wholly-owned real estate investments and investments in joint ventures are primarily located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of December 31, 2024:

Diversification by Fair Value(1)
	West(2)	South(3)	East(4)	Midwest(5)	Foreign(6)	Total
Industrial	18.4%	10.2%	3.1%	2.2%	—%	33.9%
Apartments	8.1%	11.3%	8.6%	1.1%	—%	29.1%
Office	4.8%	4.3%	8.9%	0.2%	—%	18.2%
Retail	3.4%	4.2%	3.1%	0.7%	—%	11.4%
Other(7)	2.4%	2.6%	1.8%	0.3%	0.3%	7.4%
Total	37.1%	32.6%	25.5%	4.5%	0.3%	100.0%
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
Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2115. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, are as follows (millions):

For the Years Ending December 31,
2025	$604.0
2026	549.2
2027	465.0
2028	375.0
2029	301.3
Thereafter	1,029.1
Total	$3,323.6
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
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (millions):

	As of December 31, 2024	As of December 31, 2023
Assets:
Right-of-use assets, at fair value	$37.4	$39.4
Liabilities:
Ground lease liabilities, at fair value	$37.4	$39.4

Key Terms
Weighted-average remaining lease term (years)	63.0	63.7
Weighted-average discount rate(1)	8.56%	8.19%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.
For the years ended December 31, 2024 and 2023, operating lease costs related to ground leases were $2.4 million. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (millions):

For the Years Ending December 31,
2025	$2.6
2026	2.6
2027	2.7
2028	2.7
2029	2.7
Thereafter	443.2
Total	$456.5

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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2024
Real estate properties	$—	$—	$15,607.0	$15,607.0
Real estate joint ventures	—	—	5,381.4	5,381.4
Real estate operating business	—	—	931.8	931.8
Marketable securities:
U.S. government agency notes	—	701.4	—	701.4
U.S. treasury securities	—	510.4	—	510.4
Loans receivable(1)	—	—	877.8	877.8
Loans payable	—	—	(1,585.5)	(1,585.5)
Other unsecured debt	—	(877.0)	—	(877.0)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2023
Real estate properties	$—	$—	$18,020.3	$18,020.3
Real estate joint ventures	—	—	5,881.2	5,881.2
Real estate operating business	—	—	685.9	685.9
Marketable securities:
U.S. government agency notes	—	38.0	—	38.0
U.S. treasury securities	—	109.4	—	109.4
Loans receivable(1)	—	—	1,183.7	1,183.7
Loans payable	—	—	(1,862.5)	(1,862.5)
Line of credit	—	—	(463.0)	(463.0)
Other unsecured debt	—	(881.6)	—	(881.6)
(1) Includes loans receivable with related parties.

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2024 and 2023 (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the year ended December 31, 2024
Beginning balance January 1, 2024	$18,020.3	$5,881.2	$685.9	$1,183.7	$25,771.1	$(1,862.5)	$(463.0)
Total realized and unrealized (losses) gains included in changes in net assets(1)	(1,139.0)	(574.5)	145.4	(170.0)	(1,738.1)	(11.3)	—
Purchases(2)	404.7	319.4	100.5	70.2	894.8	(120.7)	(193.0)
Sales	(1,679.0)	—	—	—	(1,679.0)	—	—
Settlements(4)	—	(244.7)	—	(206.1)	(450.8)	409.0	656.0
Ending balance December 31, 2024	$15,607.0	$5,381.4	$931.8	$877.8	$22,798.0	$(1,585.5)	$—

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit	Other Unsecured Debt
For the year ended December 31, 2023
Beginning balance January 1, 2023	$20,444.0	$7,103.6	$641.9	$1,488.6	$29,678.1	$(2,069.7)	$—	$(500.0)
Total realized and unrealized (losses) gains included in changes in net assets(1)	(2,752.6)	(1,346.6)	8.2	(344.7)	(4,435.7)	(38.8)	—	—
Purchases(2)	359.2	250.1	35.8	54.8	699.9	(414.9)	(574.0)	—
Sales	—	—	—	—	—	—	—	—
Settlements(4)	(30.3)	(125.9)	—	(15.0)	(171.2)	660.9	111.0	500.0
Ending balance December 31, 2023	$18,020.3	$5,881.2	$685.9	$1,183.7	$25,771.1	$(1,862.5)	$(463.0)	$—
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

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2024.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate	6.5%–11.0% (8.5%)
			Terminal Capitalization Rate	5.0%–9.5% (6.9%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0%–13.8% (6.9%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate	6.8% - 8.5% (7.3%)
			Terminal Capitalization Rate	5.3% - 7.0% (5.7%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.3% - 6.5% (5.3%)
	Residential	Income Approach—Discounted Cash Flow	Discount Rate	6.8% - 8.0% (7.0%)
			Terminal Capitalization Rate	5.0% - 6.8% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 6.5% (5.1%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate	6.8% - 12.0% (7.7%)
			Terminal Capitalization Rate	5.5% - 9.5% (6.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.3% - 9.0% (6.1%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate	10.0%
			Terminal Capitalization Rate	8.3%
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.8%
	Land	Sales Comparison Approach	Price per projected unit	$55.00 (2)
Real Estate Operating Business(3)		Income Approach—Discounted Cash Flow	Discount Rate	12.5%
			Terminal Growth Rate	10.8%
		Market Approach	EBITDA Multiple	31.7x
			Terminal EBITDA Multiple	20.0x
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan-to-Value Ratio	52.7% - 78.2% (65.7%)
			Equivalency Rate	8.8% - 32.6% (14.5%)
	Industrial	Discounted Cash Flow	Loan-to-Value Ratio	35.8% - 72.6% (54.3%)
			Equivalency Rate	5.3% - 8.3% (6.4%)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
	Residential	Discounted Cash Flow	Loan-to-Value Ratio	69.9% - 72.0% (71.0%)
			Equivalency Rate	7.7% - 9.0% (8.1%)
	Retail & Hospitality	Discounted Cash Flow	Loan-to-Value Ratio	66.9% - 66.9% (66.9%)
			Equivalency Rate	24.0% - 24.0% (24.0%)
Loans Payable	Office	Discounted Cash Flow	Loan-to-Value Ratio	43.2% - 78.4% (69.9%)
			Equivalency Rate	6.0% - 6.5% (6.4%)
		Net Present Value	Loan-to-Value Ratio	43.2% - 78.4% (69.9%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1 - 1.7 (1.4)
	Industrial	Discounted Cash Flow	Loan-to-Value Ratio	30.0% - 40.5% (34.1%)
			Equivalency Rate	6.0% - 6.1% (6.0%)
		Net Present Value	Loan-to-Value Ratio	30.0% - 40.5% (34.1%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1 - 1.1 (1.1)
	Residential	Discounted Cash Flow	Loan-to-Value Ratio	45.6% - 73.8% (57.7%)
			Equivalency Rate	5.7% - 7.1% (6.4%)
		Net Present Value	Loan-to-Value Ratio	45.6% - 73.8% (57.7%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2 - 1.4 (1.3)
	Retail	Discounted Cash Flow	Loan-to-Value Ratio	48.5% - 73.1% (54.0%)
			Equivalency Rate	5.7% - 7.2% (5.8%)
		Net Present Value	Loan-to-Value Ratio	48.5% - 73.1% (54.0%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2 - 1.4 (1.3)

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2023.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)

Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate	6.5%–10.3% (7.9%)
			Terminal Capitalization Rate	5.5%–8.5% (6.6%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.8%–11.3% (6.3%)

	Industrial	Income Approach—Discounted Cash Flow	Discount Rate	6.5% - 8.3% (7.3%)
			Terminal Capitalization Rate	5.0% - 7.0% (5.6%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	2.0% - 6.3% (5.0%)

	Residential	Income Approach—Discounted Cash Flow	Discount Rate	6.3% - 7.5% (6.8%)
			Terminal Capitalization Rate	4.8% - 6.0% (5.4%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.3% - 5.8% (4.9%)

	Retail	Income Approach—Discounted Cash Flow	Discount Rate	6.8% - 11.5% (8.0%)
			Terminal Capitalization Rate	5.3% - 9.0% (6.5%)

		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.3% - 8.5% (5.9%)

	Hotel	Income Approach—Discounted Cash Flow	Discount Rate	10.0%
			Terminal Capitalization Rate	8.3%

		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.8%
Real Estate Operating Business(3)		Income Approach—Discounted Cash Flow	Discount Rate	10.0%
			Terminal Growth Rate	8.1%

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
		Market Approach	EBITDA Multiple	30.0x
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan-to-Value Ratio	48.0% - 136.1% (83.8%)
			Equivalency Rate	6.5% - 52.7% (13.4%)
	Industrial	Discounted Cash Flow	Loan-to-Value Ratio	34.4% - 66.0% (50.0%)
			Equivalency Rate	2.5% - 8.5% (5.4%)
	Residential	Discounted Cash Flow	Loan-to-Value Ratio	39.1% - 70.8% (55.0%)
			Equivalency Rate	3.2% - 8.6% (7.5%)
	Retail & Hospitality	Discounted Cash Flow	Loan-to-Value Ratio	54.9% - 73.3% (64.2%)
			Equivalency Rate	7.3% - 13.6% (9.5%)
Loans Payable	Office	Discounted Cash Flow	Loan-to-Value Ratio	35.8% - 103.0% (58.3%)
			Equivalency Rate	6.3% - 10.9% (9.0%)

		Net Present Value	Loan-to-Value Ratio	35.8% - 103.0% (58.3%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1 - 2.1 (1.3)
	Industrial	Discounted Cash Flow	Loan-to-Value Ratio	29.9% - 38.4% (33.4%)
			Equivalency Rate	6.7% - 6.9% (6.8%)

		Net Present Value	Loan-to-Value Ratio	29.9% - 38.4% (33.4%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1 - 1.1 (1.1)

	Residential	Discounted Cash Flow	Loan-to-Value Ratio	30.0% - 74.5% (44.9%)
			Equivalency Rate	6.2% - 8.2% (7.1%)

		Net Present Value	Loan-to-Value Ratio	30.0% - 74.5% (44.9%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1 - 1.3 (1.2)

	Retail	Discounted Cash Flow	Loan-to-Value Ratio	48.7% - 83.8% (58.8%)
			Equivalency Rate	6.0% - 7.1% (6.5%)

		Net Present Value	Loan-to-Value Ratio	48.7% - 83.8% (58.8%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1 - 1.9 (1.4)
(1) Equivalency Rate is defined as the prevailing market interest rate used to discount the contractual loan payments.
(2) Calculated per Floor Area Ratio and applied to the planned building area that can be constructed on site.
(3) The fair value measurement was additionally based upon information developed by the third-party valuation provider (including recent transactions), corroborated by the Independent Fiduciary for reasonableness. The valuation provider maintained full weighting to the preemptive rights offering at 100%, attributable to additional funding from existing investors and new investor participants. Because of this methodology, the Independent Fiduciary recognized there were no unobservable inputs used by the third party valuation provider to determine the estimated fair value.
Significant increases (decreases) in any of those inputs in isolation would result in significantly lower (higher) fair value measurements, respectively.
Line of Credit and Other Unsecured Debt: The Account's line of credit and term loans are recorded at par as Management believes par approximates fair value due to the short-term nature of the credit facility.
During the years ended December 31, 2024 and 2023 there were no transfers between Levels 1, 2 or 3.
The amount of total net unrealized (losses) gains included in changes in net assets attributable to the change in net unrealized gains relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(1)	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2024	$(992.5)	$(470.2)	$145.4	$(79.0)	$(1,396.3)	$2.5
For the year ended December 31, 2023	$(2,782.4)	$(1,291.8)	$8.2	$(274.7)	$(4,340.7)	$(38.9)
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At December 31, 2024, the Account held investments in joint ventures with ownership interest percentages that ranged from 2.0% to 98.5%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a predetermined threshold.
A condensed summary of the gross financial position and results of operations of the combined joint ventures is shown below (millions):

	December 31,
	2024	2023
Assets
Real estate properties, at fair value	$13,013.5	$14,571.0
Other assets	848.2	809.8
Total assets	$13,861.7	$15,380.8
Liabilities & Equity
Mortgage notes payable and other obligations, at fair value	$4,839.0	$5,035.4
Other liabilities	444.5	174.2
Total liabilities	$5,283.5	$5,209.6
Total equity	$8,578.2	$10,171.2
Total liabilities and equity	$13,861.7	$15,380.8

	Years ended December 31,
	2024	2023	2022
Operating Revenue and Expenses
Revenues	$1,179.3	$1,231.4	$1,159.3
Expenses	723.5	739.0	685.3
Excess of revenues over expenses	$455.8	$492.4	$474.0

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
No financial support (such as loans or financial guarantees) was provided to the Funds during the year ended December 31, 2024. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are included in the maximum exposure to loss presented below.
The carrying amount and maximum exposure to loss relating to unconsolidated VIEs in which the Company holds a variable interest but is not the primary beneficiary were as follows at December 31, 2024 (in millions):

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
LCS SHIP Venture I, LLC (90.0% Account Interest)	$47.3	$47.3	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			The fund is currently in liquidation.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Veritas - Trophy VI, LLC (90.4% Account Interest)	$35.5	$35.5	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles metropolitan statistical area ("MSA").
			The Account can sell or transfer its interest in the fund with the consent and approval of the manager.

SP V - II, LLC (61.8% Account Interest)	$83.5	$89.9	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.
			Liquidation estimated to begin no earlier than 2029
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Taconic New York City GP Fund, LP (60.0% Account Interest)	$13.5	$13.5	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City MSA.
			Liquidation estimated to begin no earlier than 2025.
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
Silverpeak NRE FundCo LLC (90.0% Account Interest)	$65.9	$70.2	Redemptions prohibited prior to liquidation.	To invest in alternative real estate investments primarily in major U.S. metropolitan markets.
			Liquidation estimated to begin no earlier than 2028.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
IDR - Core Property Index Fund, LLC (1.3% Account Interest)	$34.4	$34.4	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.

Townsend Group Value-Add Fund (99.0% Account Interest)	$206.1	$235.8	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the U.S. market.
			Liquidation estimated to begin no earlier than 2027
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion
Flagler REA Healthcare Properties Partnership (90.0% Account Interest)	$15.8	$15.8	Redemptions prohibited prior to liquidation.	To acquire healthcare properties within the top 50 MSA's in the U.S.
			Liquidation estimated to begin no earlier than 2025.

The Account is permitted to transfer its interest in the fund to a qualified institutional investor, subject to the right first offer by the partner, following the one year anniversary of the fund launch.

Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)	$6.5	$6.5	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
			Liquidation estimated to begin no earlier than 2026.
			The Account is permitted to sell or transfer its interest in the fund with the consent and approval of the manager.
Silverpeak NRE FundCo 2 LLC (90.0% Account Interest)	$60.9	$83.6	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			Liquidation estimated to begin no earlier than 2025
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
JCR Capital - REA Preferred Equity Parallel Fund (31.1% Account Interest)	$96.5	$108.0	Redemptions prohibited prior to liquidation.	To invest primarily in multi-family properties.
			Liquidation estimated to begin no earlier than 2026.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion

Silverpeak NRE FundCo 3 LLC (90.0% Account Interest)	$74.4	$106.3	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			Liquidation estimated to begin no earlier than 2026.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
Total	$740.3	$846.8
Note 8—Investment in Real Estate Operating Business
In September 2020, the Account made an initial $250.0 million investment to acquire an ownership stake in DataBank, an owner/operator of data centers. The investment represents an opportunity for the Account to continue to grow its digital real estate exposure alongside a market leading owner/operator poised to capture incremental demand nationally. The Account is part of a larger consortium of other investors providing funding to DataBank to enable their planned acquisition of 44 data centers, across 23 markets.
In July 2024, the Account made an additional capital commitment of $225.0 million. As of December 31, 2024, the Account has $126.0 million remaining to be funded.
The Account’s investment in DataBank at December 31, 2024, represents an ownership stake of 15.84%.

	December 31, 2024		December 31, 2023
Operating Business	Cost	Fair Value	Cost	Fair Value
	(in millions)		(in millions)
DataBank(1)	$491.2	$931.8	$390.8	$685.9
(1)The Account invests in DataBank through DigitalBridge Zeus Partners, LP and DigitalBridge Zeus Partners III, LP (collectively, the "Databank" investment).
Note 9—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s indirect interest in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (in millions):

	December 31, 2024			December 31, 2023
	Principal Outstanding	Fair Value	% of Fair Value	Principal Outstanding	Fair Value	% of Fair Value
Office(1)	$911.5	$518.7	59.1%	$1,016.2	$622.2	52.5%
Apartments(1)	185.0	179.7	20.5%	247.7	241.4	20.4%
Industrial	134.3	134.3	15.3%	134.1	133.6	11.3%
Hotel	—	—	—%	139.3	139.3	11.8%
Retail	44.0	40.5	4.6%	44.0	42.8	3.6%
Land	4.6	4.6	0.5%	4.4	4.4	0.4%
	$1,279.4	$877.8	100.0%	$1,585.7	$1,183.7	100.0%
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
In 2024, the Account took equity ownership of and began operating three collateral office properties through deed-in-lieu of foreclosure agreements after the borrowers defaulted on the following loans: The Stratum loan receivable, Five Oak mezzanine loan receivable, and Liberty Park mezzanine loan receivable.

The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of December 31, 2024, listed in order of the strength of the risk rating (from strongest to weakest):

	December 31, 2024			December 31, 2023
	Number of Loans	Fair Value	% of Fair Value	Number of Loans	Fair Value	% of Fair Value
A-	—	—	—%	1	101.5	8.6%
BBB+	2	199.0	22.7%	—	—	—%
BBB	1	131.5	15.0%	2	200.3	16.9%
BBB-	1	45.3	5.2%	—	—	—%
BB+	—	—	—%	2	177.0	15.0%
BB	1	54.7	6.2%	1	32.1	2.7%
BB-	1	33.1	3.8%	2	138.7	11.7%
B+	—	—	—%	1	57.3	4.8%
B	3	231.6	26.4%	3	153.8	13.0%
B-	—	—	—%	1	17.4	1.5%
CCC+	1	17.5	2.0%	1	31.1	2.6%
CCC	1	40.5	4.6%	1	37.9	3.2%
CCC-	—	—	—%	1	18.1	1.5%
C	1	26.7	3.0%	2	64.9	5.5%
D	6	—	—%	8	52.3	4.4%
NR(1)	5	97.9	11.1%	5	101.3	8.6%
	23	$877.8	100.0%	31	$1,183.7	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of December 31, 2024 and 2023, all loans with NR designations were with related parties. The loans are collateralized by equity interest in real estate investments.
The Account recognizes interest income from real estate loans when it is earned and deemed collectible, or until the loan becomes past due in accordance with the terms of the loan agreement. Loans are placed in nonaccrual status if they are more than 90 days in arrears or if management determines the full collection of either interest or principal is unlikely. If a loan is not yet matured, any payments received while in nonaccrual status are first applied to reduce any account receivables. Once all accrued interest is collected, subsequent payments are recognized as income. No amounts are applied to the principal balance unless the loan is amortizing, For amortizing loans, payments are allocated between principal and interest based on the terms of the loan agreement. A loan may be returned to accrual status once all past due amounts have been fully repaid and the borrower has demonstrated the ability to meet ongoing payment obligations in accordance with the agreement.
The following table represents loans receivable in nonaccrual status as of December 30, 2024 (in millions).

Aging	Number of Loans	Principal Outstanding	Fair Value
Past Due - 90 Days +	4	$256.7	$—

Note 10—Loans Payable
At December 31, 2024 and 2023, the Account had outstanding loans payable secured by the following properties (millions):

Property	Interest Rate and Payment Frequency	Principal Amounts Outstanding as of December 31,		Maturity
		2024	2023
The District on La Frontera(1)(2)	3.84% paid monthly	$—	$36.2	December 1, 2024
The District on La Frontera(1)(2)	4.96% paid monthly	—	4.1	December 1, 2024
1401 H Street NW	7.00% paid monthly	115.0	115.0	February 5, 2025
Circa Green Lake	3.71% paid monthly	52.0	52.0	March 5, 2025
Union - South Lake Union	3.66% paid monthly	57.0	57.0	March 5, 2025
Holly Street Village	3.65% paid monthly	81.0	81.0	May 1, 2025
Henley at Kingstowne(2)	3.60% paid monthly	64.8	66.3	May 1, 2025
32 South State Street	4.48% paid monthly	24.0	24.0	June 6, 2025
Project Sonic(3)	2.00% + SOFR paid monthly	94.0	93.9	June 9, 2025
Vista Station Office Portfolio(2)(4)	4.00% paid monthly	—	17.9	July 1, 2025
One Biscayne Tower(3)	2.45% + SOFR paid monthly	100.0	100.0	July 9, 2025
Spring House Innovation Park(3)	1.36% + SOFR paid monthly	71.2	56.8	July 9, 2025
780 Third Avenue(4)	3.55% paid monthly	—	150.0	August 1, 2025
780 Third Avenue(4)	3.55% paid monthly	—	20.0	August 1, 2025
Reserve at Chino Hills(3)	1.61% + SOFR paid monthly	82.2	79.9	August 9, 2025
Vista Station Office Portfolio(2)	4.20% paid monthly	39.8	41.0	November 1, 2025
701 Brickell Avenue(2)(4)	3.66% paid monthly	—	174.9	April 1, 2026
Marketplace at Mill Creek	3.82% paid monthly	39.6	39.6	September 11, 2027
Overlook at King of Prussia	3.82% paid monthly	40.8	40.8	September 11, 2027
Winslow Bay	3.82% paid monthly	25.8	25.8	September 11, 2027
Liberty Park	1.80% + SOFR paid monthly	59.8	—	December 9, 2027
1900 K Street, NW(2)	3.93% paid monthly	155.0	158.3	April 1, 2028
Ashford Meadows(5)	5.76% paid monthly	64.6	64.6	October 1, 2028
803 Corday(5)	5.76% paid monthly	62.2	62.2	October 1, 2028
Churchill on the Park(5)	5.76% paid monthly	40.5	40.5	October 1, 2028
Carrington Park(5)	5.76% paid monthly	43.8	43.8	October 1, 2028
Five Oak	1.47% + SOFR paid monthly	44.2	—	August 9, 2029
99 High Street(6)	7.90% paid monthly	277.0	277.0	March 1, 2030
Total Principal Outstanding		$1,634.3	$1,922.6
Fair Value Adjustment(7)		(48.8)	(60.1)
Total Loans Payable		$1,585.5	$1,862.5
(1)The principal amount of the outstanding debt was paid off during 2024.
(2)The mortgage is adjusted monthly for principal payments.
(3)The loan is collateralized by a mezzanine loan receivable, which is collateralized by the property listed in the above table.
(4)Debt was extinguished as part of the disposition of the collateral property.
(5)These loans are part of a cross-collateralized credit facility.
(6)This loan is currently in forbearance.
(7)The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1 - Organization and Significant Accounting Policies.

Principal payment schedule on loans payable as of December 31, 2024 was as follows (in millions):

Amount
2025	$784.2
2026	3.4
2027	169.5
2028	356.1
2029	44.2
Thereafter	276.9
Total maturities	$1,634.3
Note 11—Credit Facility
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
As of December 31, 2024, the Account was in compliance with all covenants required by the Credit Agreement.
The following table provides a summary of the key characteristics of the Credit Agreement as of December 31, 2024:

Current Balance - Line of Credit (in millions)	$—
Maximum Capacity (in millions)	$1,445.0
Inception Date	September 16, 2022
Revolving Commitment Termination	September 16, 2025
Extension Option(1)	Yes
ABR Revolving Credit Loans Interest Rate	ABR + Applicable Margin
SOFR Revolving Credit Loans Interest Rate(2)	Adjusted SOFR + Applicable Margin
(1)The Account has two options to extend the Commitment Termination Date for an additional twelve months each. The Account may also request additional funding, not to exceed $55.0 million, at any time prior to the Commitment Termination Date; however, this request is subject to approval at the sole discretion of the lenders and is not guaranteed.
(2)The weighted average interest rate for the year ended December 31, 2024 was 6.243%.

Note 12—Senior Notes Payable
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
As of December 31, 2024, the Account was in compliance with all covenants required by the note purchase agreements.
The following table provides a summary of the key characteristics of the outstanding senior notes payable, as of December 31, 2024:

	Principal (in millions)	Interest Rate	Maturity Date
Series A	$300.0	3.24%	June 10, 2029
Series B	$200.0	3.35%	June 10, 2032
Series C	$400.0	5.50%	May 30, 2027
Note 13—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	Years ended December 31,
	2024	2023	2022	2021	2020
Per Accumulation Unit Data:
Rental income	$28.407	$27.323	$23.751	$22.672	$21.145
Real estate property level expenses	13.098	12.858	11.042	10.683	10.027
Real estate income, net	15.309	14.465	12.709	11.989	11.118
Other income	7.209	7.539	6.559	5.474	4.980
Total income	22.518	22.004	19.268	17.463	16.098
Interest expense	1.117	1.339	0.520	0.047	0.041
Expense charges(1)	4.701	4.877	4.601	3.988	3.562
Investment income, net	16.700	15.788	14.147	13.428	12.495
Net realized and unrealized (loss) gain on investments and debt	(36.511)	(91.657)	28.011	64.615	(16.195)
Net (decrease) increase in Accumulation Unit Value	(19.811)	(75.869)	42.158	78.043	(3.700)
Accumulation Unit Value:
Beginning of period	$481.054	$556.923	$514.765	$436.722	$440.422
End of period	$461.243	$481.054	$556.923	$514.765	$436.722
Total return	(4.12)%	(13.62)%	8.19%	17.87%	(0.84)%

	Years ended December 31,
	2024	2023	2022	2021	2020
Ratios to Average Net Assets:
Expense charges(2)	0.99%	0.93%	0.89%	0.84%	0.81%
Investment income, net	3.52%	3.00%	2.45%	2.82%	2.85%
Portfolio turnover rate:
Real estate properties(3)	2.7%	1.4%	5.6%	7.6%	7.1%
Marketable securities(4)	23.6%	21.6%	4.7%	—%	113.4%
Accumulation Units outstanding at end of period (millions):	47.8	48.0	52.1	53.4	52.0
Net assets end of period (millions)	$22,486.9	$23,618.9	$29,658.1	$28,072.0	$23,243.9
(1)Expense charges per Accumulation Unit reflect the year-to-date Account level expenses charges, which excludes interest expense on Account-level debt and also excludes real estate property level expenses, which are included in real estate income, net. Expense charges are deducted from the net assets of the Account and include fees for investment management services, administrative services, distribution services, mortality and expense risk charges and liquidity guarantee charges, all of which are described further in Note 2—Related Party Transactions.
(2)Ratio of expenses to average net assets reflects the year-to-date Account level expense charges, which excludes interest expense on Account-level debt and also excludes real estate property level expenses, which are included in real estate income, net.
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
Note 14—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	Years ended December 31,
	2024	2023	2022
Outstanding:
Beginning of period	48.0	52.1	53.4
Credited for premiums	6.3	4.1	5.4
Credit for purchases of units by TIAA	0.6	1.3	—
Annuity, other periodic payments, withdrawals and death benefits	(7.1)	(9.5)	(6.7)
End of period	47.8	48.0	52.1
Note 15—Commitments and Contingencies
Commitments—As of December 31, 2024 and 2023, the Account had the following immediately callable commitments to purchase additional interests in its real estate funds or provide additional funding through its loan receivable investments (in millions):

	Commitment Expiration	December 31, 2024	December 31, 2023

Real Estate Funds(1)
Veritas Trophy VI, LLC	08/2023	$—	$10.0
JCR Capital - REA Preferred Equity Parallel Fund	02/2024(2)	11.5	24.8
Silverpeak NRE FundCo 3 LLC	12/2026(3)	31.9	51.5
Townsend Group Value-Add Fund	12/2026(1)	29.7	57.2
Silverpeak NRE FundCo LLC	12/2025(4)	4.3	26.1
SP V - II, LLC	09/2029(4)	6.4	8.7
Silverpeak NRE FundCo 2 LLC	12/2026(3)	22.7	22.7
		$106.5	$201.0

	Commitment Expiration	December 31, 2024	December 31, 2023
Loans Receivable(5)
Exo Apartments Mezzanine	01/2024	—	5.1
Colony New England Hotel Portfolio Senior Loan	11/2024	—	3.6
Colony New England Hotel Portfolio Mezzanine	11/2024	—	1.2
Project Sonic Senior Loan	06/2025	1.9	2.0
Project Sonic Mezzanine	06/2025	0.6	0.7
Spring House Innovation Park Senior Loan	07/2025	—	17.8
Spring House Innovation Park Mezzanine	07/2025	—	5.9
One Biscayne Tower Senior Loan	07/2025	25.1	31.8
One Biscayne Tower Mezzanine	07/2025	8.3	10.6
MRA Hub 34 Holding, LLC	08/2025	1.5	1.5
The Reserve at Chino Hills	08/2025	0.9	3.3
735 Watkins Mill	08/2025	4.7	4.8
		$43.0	$88.3
Real Estate Operating Business
DataBank	N/A(6)	$126.0	$—
		$126.0	$—
TOTAL COMMITMENTS		$275.5	$289.3
(1)Additional capital can be called during the commitment period at any time. The commitment period can only be extended by the manger with the consent of the Account. The commitment expiration date is reflective of the most recent signed agreement between the Account and the fund manger, including any side letter agreement.
(2)The commitment period has concluded. The remaining commitment represents two prospective deals initiated under the term sheet prior to the expiration date.
(3)Commitment expiration date represents the Recallable Commitment Term expiration date.
(4)Commitment terms have expired for these funds, however, outstanding equity to fund are tied to existing deals where the capital will be required. There will be no new deals to fund. Commitment expiration is updated to end of investment term. End of investment term is defined as the 10th anniversary of the initial closing.
(5)Advances from the Account can be requested during the commitment period at any time. The commitment expiration date is reflective of the most recent signed agreement between the Account and the borrower, including any side letter agreements. Certain loans contain extension clauses on the term of the loan that do not require the Account's prior consent. If elected, the Account's commitment may be extended through the extension term.
(6)The additional capital commitment has no expiration. The remaining commitment will be funded through incremental capital calls. Funding is scheduled to be completed by the second quarter of 2025.
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
Note 16—Subsequent Events
In preparing these financial statements, Management has evaluated events and transactions for potential recognition or disclosure subsequent to December 31, 2024, through March 6, 2025, the date the financial statements were issued and determined there were no material events or transactions to disclose.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—69.4% and 76.3%

Property Name		Property Type	Fair Value at December 31,
	Location		2024		2023
River Ridge	Alabama	Retail	$—		$18.0
Riverchase Village	Alabama	Retail	27.0		28.1
Empire Business Park (KBC)	Arizona	Industrial	24.6		15.3
Riverside 202 Industrial	Arizona	Industrial	45.1		46.7
101 Pacific Coast Highway	California	Office	62.3		79.1
30700 Russell Ranch	California	Office	22.7		24.3
88 Kearny Street	California	Office	71.7		108.1
Allure at Camarillo	California	Apartment	64.9		67.7
Almond Avenue	California	Industrial	39.1		50.3
AmpliFi - Fullerton	California	Apartment	135.0		136.0
Bridgepointe Shopping Center	California	Retail	—		121.4
Centre Pointe And Valley View	California	Industrial	96.3		97.8
Cerritos Industrial Park	California	Industrial	247.0		291.3
Creekside Alta Loma	California	Apartment	93.8		102.1
Fairfield Tolenas	California	Industrial	72.1		72.7
Frontera Industrial Business Park	California	Industrial	195.8		180.1
Great West Industrial Portfolio	California	Industrial	413.0		474.6
Holly Street Village	California	Apartment	176.1	(1)	199.3	(1)
Larkspur Courts	California	Apartment	—		136.0
Northern CA RA Industrial Portfolio	California	Industrial	148.9		143.7
Oakmont IE West Portfolio	California	Industrial	224.0		258.0
Ontario Industrial Portfolio	California	Industrial	1,023.6		1,089.0
Ontario Mills Industrial Portfolio	California	Industrial	121.5		160.0
Otay Mesa Industrial Portfolio	California	Industrial	62.2		54.9
Pacific City	California	Retail	135.3		136.1	(1)
Rancho Cucamonga Industrial Portfolio	California	Industrial	168.1		219.0
Rancho del Mar	California	Apartment	108.1		109.2
Regents Court	California	Apartment	126.0		127.0
Southern CA RA Industrial Portfolio	California	Industrial	260.3		304.8
Stella	California	Apartment	137.7		144.9
Stevenson Point	California	Industrial	106.0		102.9
Terra House	California	Apartment	145.0		147.1
The Legacy at Westwood	California	Apartment	130.2		143.0
Westcreek	California	Apartment	56.5		64.8
West Lake North Business Park	California	Office	21.5		29.0
Westwood Marketplace	California	Retail	157.0		154.1
Wilshire Rodeo Plaza	California	Office	—		218.3
1600 Broadway	Colorado	Office	40.3		60.3
Central 64 Portfolio	Colorado	Industrial	42.8		46.0
Wilton Woods Corporate Campus	Connecticut	Office	24.2		30.5
5 West	Florida	Apartment	82.0		85.6
701 Brickell Avenue	Florida	Office	—		493.6	(1)
Boca Arbor Club	Florida	Apartment	92.7		93.3
Broward Industrial Portfolio	Florida	Industrial	88.4		80.2

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Property Name		Property Type	Fair Value at December 31,
	Location		2024		2023
Casa Palma	Florida	Apartment	$114.0		$122.1
Cypress Trace	Florida	Retail	—		35.8
Fusion 1560	Florida	Apartment	111.1		110.2
Lakepointe at Jacaranda	Florida	Apartment	69.0		72.7
Lofts at SoDo	Florida	Apartment	81.7		90.1
Market Square	Florida	Retail	—		24.0
Orion on Orpington	Florida	Apartment	73.3		67.9
Port St. Lucie	Florida	Industrial	172.0		183.0
Publix at Weston Commons	Florida	Retail	69.8		67.3
Seneca Industrial Park	Florida	Industrial	230.5		226.2
Shoppes At Lake Mary	Florida	Retail	—		23.5
Sole at Brandon	Florida	Apartment	99.8		98.7
Sole at City Center	Florida	Apartment	123.1		126.0
The Manor Apartments	Florida	Apartment	—		57.7
The Manor at Flagler Village	Florida	Apartment	—		149.3
The Residences at the Village of Merrick Park	Florida	Apartment	81.7		80.7
Weston Business Center	Florida	Industrial	121.1		113.5
Weston Business Center EF	Florida	Industrial	111.5		101.2
Ascent at Windward	Georgia	Apartment	90.5		95.0
Atlanta Industrial Portfolio	Georgia	Industrial	77.2		72.8
Biltmore at Midtown	Georgia	Apartment	73.3		78.1
Fayette Pavilion	Georgia	Retail	—		115.2
Glen Lake	Georgia	Apartment	71.6		74.1
Heritage Pavilion	Georgia	Retail	51.3		52.0
Hudson Woodstock	Georgia	Apartment	134.0		140.1
Marketplace At Mill Creek	Georgia	Retail	81.6	(1)	78.9	(1)
Shawnee Ridge Industrial Portfolio	Georgia	Industrial	172.8		165.9
32 South State Street	Illinois	Retail	25.0	(1)	35.1	(1)
803 Corday	Illinois	Apartment	116.2	(1)	123.0	(1)
Chicago CalEast Industrial Portfolio	Illinois	Industrial	113.3		113.0
Chicago Industrial Portfolio	Illinois	Industrial	46.4		46.8
Monee Development	Illinois	Industrial	67.2		56.0
Village Crossing	Illinois	Retail	129.1		133.5
Hendricks Gateway	Indiana	Industrial	95.8		97.3
Cherry Knoll	Maryland	Apartment	73.1		79.1
Landover Logistics Center	Maryland	Industrial	80.0		73.1
The Shops at Wisconsin Place	Maryland	Retail	62.6		67.0
350 Washington	Massachusetts	Retail	110.0		114.0
99 High Street	Massachusetts	Office	278.4	(1)	355.2	(1)
Fort Point Creative Exchange Portfolio	Massachusetts	Office	97.4		149.7
Northeast RA Industrial Portfolio	Massachusetts	Industrial	82.8		87.1
One Beeman Road	Massachusetts	Industrial	49.5		58.1
Orchards	Massachusetts	Apartment	53.2		51.6
Minneapolis Core Portfolio	Minnesota	Industrial	134.7		137.5
The Bridges	Minnesota	Apartment	35.0		48.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Property Name		Property Type	Fair Value at December 31,
	Location		2024		2023
The Knoll	Minnesota	Apartment	$22.5		$31.5
10 New Maple Avenue	New Jersey	Industrial	54.9		49.9
200 Milik Street	New Jersey	Industrial	71.0		67.9
Marketfair	New Jersey	Retail	82.9		84.7
South River Road Industrial	New Jersey	Industrial	238.8		236.5
21 Penn Plaza	New York	Office	154.3		223.5
780 Third Avenue	New York	Office	—		174.1	(1)
837 Washington Street	New York	Office	95.0		126.0
The Colorado	New York	Apartment	260.2		265.1
Alexander Place	North Carolina	Retail	40.9		39.6
Centric Gateway	North Carolina	Apartment	79.9		79.7
Winslow Bay Commons	North Carolina	Retail	52.5	(1)	53.0	(1)
The Cordelia	Oregon	Apartment	27.3		32.6
Five Oak	Oregon	Office	30.8	(1)	—
Sixth & Main	Oregon	Office	35.3		27.5
1619 Walnut Street	Pennsylvania	Retail	7.4		8.6
Overlook At King Of Prussia	Pennsylvania	Retail	55.8	(1)	48.7	(1)
Columbiana Station	South Carolina	Retail	—		48.6
Greene Crossing	South Carolina	Apartment	84.6		70.8
12 South	Tennessee	Apartment	40.3		35.8
Midway 840	Tennessee	Industrial	70.7		68.9
Pavilion at Turkey Creek	Tennessee	Retail	—		59.1
Southside at McEwen	Tennessee	Retail	51.3		50.0
Town and Country	Tennessee	Retail	33.2		33.4
3131 McKinney	Texas	Office	35.0		34.1
Carrington Park	Texas	Apartment	92.9	(1)	93.8	(1)
Chisolm Trail	Texas	Industrial	8.2		7.5
Churchill on the Park	Texas	Apartment	88.2	(1)	93.4	(1)
Cliffs at Barton Creek	Texas	Apartment	52.4		54.3
Dallas Industrial Portfolio	Texas	Industrial	474.5		427.0
Jackson Shaw Forward Portfolio: 46 Ranch	Texas	Industrial	83.8		65.5
Jackson Shaw Forward Portfolio: Centerpoint	Texas	Industrial	41.7		40.3
Jackson Shaw Forward Portfolio: Parc 20	Texas	Industrial	24.3		23.5
Lincoln Centre - Hilton Dallas	Texas	Hotel	92.7		91.8
Lincoln Centre	Texas	Office	453.5		419.9
Montecito Apartments	Texas	Apartment	41.4		48.0
Northwest Houston Industrial Portfolio	Texas	Industrial	103.6		96.6
Park 10 Distribution Center	Texas	Industrial	16.7		15.9
Park Creek Apartments	Texas	Apartment	51.4		55.2
Phoenician Apartments	Texas	Apartment	49.5		52.2
Pinnacle Industrial Portfolio	Texas	Industrial	117.0		115.0
Pinto Business Park	Texas	Industrial	182.5		161.9
San Montego Apartments	Texas	Apartment	66.3		68.6
The Stratum	Texas	Office	31.5		—
The District on La Frontera	Texas	Apartment	101.1		113.1	(1)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Property Name		Property Type	Fair Value at December 31,
	Location		2024		2023
The Maroneal	Texas	Apartment	$65.6		$64.0
Vista Station Office Portfolio	Utah	Office	43.7	(1)	82.5	(1)
8270 Greensboro Drive	Virginia	Office	33.3		34.2
Ashford Meadows Apartments	Virginia	Apartment	130.1	(1)	132.1	(1)
Creeks At Virginia Center	Virginia	Retail	50.6		48.8
Henley at Kingstowne	Virginia	Apartment	119.2	(1)	121.3	(1)
Liberty Park	Virginia	Office	43.6	(1)	—
Plaza America	Virginia	Retail	78.5		82.5
The Ellipse at Ballston	Virginia	Office	20.6		50.9
The Palatine	Virginia	Apartment	138.2		135.2
Circa Green Lake	Washington	Apartment	90.6	(1)	93.4	(1)
Northwest RA Industrial Portfolio	Washington	Industrial	69.4		64.7
Pacific Coast Corporate Park	Washington	Industrial	86.7		83.7
Prescott Wallingford Apartments	Washington	Apartment	68.8		72.2
Rainier Corporate Park	Washington	Industrial	222.4		221.0
Regal Logistics Campus	Washington	Industrial	191.0		188.5
Union - South Lake Union	Washington	Apartment	107.0	(1)	115.0	(1)
1001 Pennsylvania Avenue	Washington, D.C.	Office	472.2		545.2
1401 H Street, NW	Washington, D.C.	Office	126.6	(1)	179.3	(1)
1900 K Street, NW	Washington, D.C.	Office	201.7	(1)	216.0	(1)
Mass Court	Washington, D.C.	Apartment	142.0		141.0
The Ashton	Washington, D.C.	Apartment	24.9		24.5
The Louis	Washington, D.C.	Apartment	133.1		139.1
(Cost $13,290.0 and $14,682.0)			$15,607.0		$18,020.3

REAL ESTATE JOINT VENTURES—23.9% and 24.9%

Entity/Property Name	Account Interest		Property Type	Fair Value at December 31,
		Location		2024		2023
TREA Cave Creek Investor Member LLC Lennar MFPV Cave Creek	90.00%	Arizona	Land	$27.5	(2)	$27.0	(2)
TREA Campus Pointe 1, LLC Campus Pointe 1	45.00%	California	Office	131.1		176.2
TREA Campus Pointe 2, LLC Campus Pointe 2 & 3	45.00%	California	Office	237.6		221.0
TREA Campus Pointe 4, LLC Campus Pointe 4	45.00%	California	Land	68.8		57.2
TREA Campus Pointe 5, LLC Campus Pointe 5	45.00%	California	Office	48.5		33.8
TREA Campus Pointe 6, LLC Campus Pointe 6	45.00%	California	Office	77.4		142.0
Colorado Center LP Colorado Center	2.00%	California	Office	5.6	(2)	7.7	(2)
T-C Foundry Square II Member, LLC Foundry Square II	50.10%	California	Office	—		220.8
TREA The Forum at Carlsbad Investor Member The Forum at Carlsbad	50.00%	California	Retail	39.6	(2)	36.6	(2)
Valencia Town Center Associates LP Valencia Town Center	50.00%	California	Retail	—		0.2	(3)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Entity/Property Name	Account Interest		Property Type	Fair Value at December 31,
		Location		2024		2023
TREA Florida Retail, LLC Florida Retail Portfolio	80.00%	Florida	Retail	$127.8		$127.3
TIAA Miami International Mall, LLC Miami International Mall	50.00%	Florida	Retail	—		10.6	(2)
TIAA Florida Mall, LLC The Florida Mall	50.00%	Florida	Retail	265.5	(2)	304.1	(2)
TREA European Investment Holdco LP Castleforbes	51.00%	Foreign	Land	2.8	(2,4)	16.4	(4)
TREA European Investment Holdco LP Present Made	95.00%	Foreign	Land	61.0	(2,4)	21.8	(2,4)
TREA Conyers Investor Member LLC Lennar MFPV Emblem at Conyers	90.00%	Georgia	Land	18.7	(2)	29.8	(2)
TREA MCC3 Investor Member LLC 735 Watkins Mill	50.00%	Maryland	Land	34.0		42.8
T-C Wisconsin Place Owner, LLC The Shops at Wisconsin Place	33.33%	Maryland	Retail	16.9		16.0
T-C 501 Boylston Street Member, LLC 501 Boylston	50.10%	Massachusetts	Office	2.2	(3)	131.3	(2)
One Boston Place REIT One Boston Place	50.25%	Massachusetts	Office	157.1		192.8
TREA Fashion Show Investor Member, LLC Fashion Show Mall	50.00%	Nevada	Retail	380.8	(2)	413.9	(2)
T-C 401 West 14th Street Member, LLC 401 West 14th Street	42.19%	New York	Retail	28.6	(2)	30.9	(2)
TREA 440 Ninth Avenue Investor Member, LLC 440 Ninth Avenue	88.52%	New York	Office	3.4	(2)	3.0	(2)
TREA 817 Broadway Investor Member, LLC 817 Broadway	61.46%	New York	Office	0.1	(2)	3.4	(2)
MIMA Investor Member, LLC MiMA	21.00%	New York	Apartment	40.2	(2)	36.3	(2)
TREA Hub Investor Member, LLC The Hub	95.00%	New York	Industrial	63.1	(2)	66.5	(2)
TREA SV MOB Investor Member II LLC 355 West 52nd St	95.00%	New York	Office	13.1		42.2
TREA 101 North Tryon Investor Member, LLC 101 North Tryon Street	85.00%	North Carolina	Office	30.9	(2)	24.0	(2)
TREA Carson Station Investor Member LLC Carson South End Co-GP Development	75.00%	North Carolina	Land	20.4		29.2
TREA Birkdale Village Investor Member, LLC Birkdale Village	93.00%	North Carolina	Retail	225.8		146.3	(2)
TREA The Row at the Stadium Investor Member The Row at the Stadium	98.50%	South Carolina	Apartment	69.3		62.2
TREA Cane Bay Investor Member LLC Lennar MFPV Cane Bay Phase I	90.00%	South Carolina	Land	18.9	(2)	18.6
TIAA West Town Mall, LLC West Town Mall	50.00%	Tennessee	Retail	177.9		176.3
Four Oaks Venture LP Four Oaks Place	51.00%	Texas	Office	296.9	(2)	304.8	(2)
TREA I-35 Logistics Investor Member, LLC I-35 Logistics Center	95.00%	Texas	Industrial	0.7	(3)	0.8	(3)
TREA Baytown 10 CC Investor Member LLC Archway Baytown Development	95.00%	Texas	Industrial	50.1		50.5
TREA Juniper Investor Member, LLC Juniper MOB Portfolio	50.00%	Various	Office	185.5	(5)	185.5	(5)
TREA SV MOB Investor Member LLC Seavest MOB Portfolio	98.40%	Various	Office	241.5	(2,5)	229.8	(2,5)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Entity/Property Name	Account Interest		Property Type	Fair Value at December 31,
		Location		2024		2023
TREA Sun Investor Member, LLC Sun SYNC Venture	95.00%	Various	Apartment	$91.5	(2,5)	$102.3	(2,5)
TREA SH Venture LLC Simpson Housing Portfolio	80.00%	Various	Apartment	600.7	(2,5)	645.2	(2,5)
TREA Student Housing JV Investor Member, LLC THP Student Housing Portfolio	97.00%	Various	Apartment	322.4	(2,5)	258.6	(2,5)
Storage Portfolio I, LLC Storage Portfolio	66.02%	Various	Storage	204.8	(2,5)	224.9	(2,5)
TREA Self Storage Investor Member, LLC Storage Portfolio II	90.00%	Various	Storage	354.1	(2,5)	361.1	(2,5)
TREA Self Storage Investor Member III, LLC Storage Portfolio III	90.00%	Various	Storage	75.0	(5)	74.9	(5)
TREA Self Storage Investor Member IV LLC Storage Portfolio IV	90.00%	Various	Storage	490.0	(5)	491.8	(5)
TREA Self Storage Investor Member V LLC Storage Portfolio V	90.00%	Various	Storage	73.6	(5)	82.4	(5)
TREA 4th and Madison Investor Member LLC Fourth and Madison	51.00%	Washington	Office	—		0.4	(3)
TOTAL REAL ESTATE JOINT VENTURES (Cost $5,556.8 and $5,645.7)				$5,381.4		$5,881.2

REAL ESTATE FUNDS—3.3% and 3.4%

		Fair Value at December 31,
Fund Name	Account Interest	2024	2023
Flagler-REA Healthcare Properties Partnership	90.00%	$15.8	$21.0
Grubb Southeast Real Estate Fund VI, LLC	66.70%	6.5	16.9
IDR - Core Property Index Fund, LLC	1.30%	34.4	36.7
JCR Capital - REA Preferred Equity Parallel Fund	31.10%	96.5	81.1
LCS SHIP Venture I, LLC	90.00%	47.3	142.5
Silverpeak NRE FundCo II, LLC	90.00%	60.9	59.2
Silverpeak NRE FundCo LLC	90.00%	65.9	44.7
Silverpeak NRE REA FundCo III (LP)	90.00%	74.4	46.5
SP V - II, LLC	61.80%	83.5	76.5
Taconic New York City GP Fund	60.00%	13.5	15.9
Townsend Group Value-Add Fund	99.00%	206.1	194.9
Veritas Trophy VI, LLC	90.40%	35.5	56.5
TOTAL REAL ESTATE FUNDS (Cost $798.0 and $821.0)		$740.3	$792.4

REAL ESTATE OPERATING BUSINESS—4.1% and 2.9%
		Fair Value at December 31,
Operating Business	Account Interest	2024	2023
DataBank(9)	15.84%	$931.8	$685.9
TOTAL REAL ESTATE OPERATING BUSINESS (Cost $491.2 and $390.8)		$931.8	$685.9

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—5.4% and 0.7%
U.S. GOVERNMENT AGENCY NOTES—3.1% and 0.2%

Principal		Issuer	Yield(6)	Maturity Date	Fair Value at December 31,
2024	2023				2024	2023
$78.7	$—	Federal Home Loan Bank Discount Notes	4.158%-4.686%	1/2/2025	$78.7	$—
53.6	—	Federal Home Loan Bank Discount Notes	4.290%-4.642%	1/3/2025	53.5	—
6.0	—	Federal Home Loan Bank Discount Notes	4.240%	1/6/2025	6.0	—
106.0	—	Federal Home Loan Bank Discount Notes	4.586%-4.667%	1/8/2025	106.0	—
42.2	—	Tennessee Valley Authority Discount Notes	4.293%-4.371%	1/8/2025	42.2	—
17.1	—	Federal Home Loan Bank Discount Notes	4.336%-4.654%	1/10/2025	17.1	—
1.1	—	Federal Home Loan Bank Discount Notes	4.260%	1/13/2025	1.1	—
23.5	—	Federal Home Loan Bank Discount Notes	4.319%-4.651%	1/15/2025	23.5	—
25.8	—	Tennessee Valley Authority Discount Notes	4.374%-4.403%	1/15/2025	25.8	—
22.4	—	Freddie Mac Discount Notes	4.330%	1/16/2025	22.4	—
2.0	—	Farmer Mac Discount Notes	4.320%	1/17/2025	2.0	—
39.2	—	Federal Home Loan Bank Discount Notes	4.297%-4.654%	1/17/2025	39.2	—
0.6	—	Fannie Mae Discount Notes	4.300%	1/21/2025	0.6	—
84.8	—	Tennessee Valley Authority Discount Notes	4.355%-4.407%	1/22/2025	84.8	—
0.8	—	Federal Home Loan Bank Discount Notes	4.400%	1/23/2025	0.8	—
26.0	—	Federal Home Loan Bank Discount Notes	4.371%-4.646%	1/27/2025	26.0	—
1.1	—	Federal Home Loan Bank Discount Notes	4.330%	1/28/2025	1.1	—
29.9	—	Federal Farm Credit Discount Notes	4.410%	1/31/2025	29.9	—
0.1	—	Federal Home Loan Bank Discount Notes	4.530%	2/11/2025	0.1	—
49.7	—	Farmer Mac Discount Notes	4.360%	2/27/2025	49.7	—
39.7	—	Farmer Mac Discount Notes	4.370%	3/12/2025	39.7	—
1.7	—	Federal Home Loan Bank Discount Notes	4.370%	3/12/2025	1.7	—
49.5	—	Federal Home Loan Bank Discount Notes	4.350%	3/21/2025	49.5	—
—	38.0	Tennessee Valley Authority Discount Notes	5.361%-5.362%	12/20/2049	—	38.0
TOTAL U.S. GOVERNMENT AGENCY NOTES (Cost $701.5 and $38.0)					$701.4	$38.0
UNITED STATES TREASURY SECURITIES—2.3% and 0.5%

Principal		Issuer	Yield(6)	Maturity Date	Fair Value at December 31,
2024	2023				2024	2023
$—	$94.0	United States Treasury Bills	5.327%-5.386%	1/2/2024	$—	$94.1
—	15.3	United States Treasury Bills	5.330%	1/4/2024	—	15.3
100.0	—	United States Treasury Bills	4.566%-4.594%	1/2/2025	100.0	—
88.3	—	United States Treasury Bills	4.240%	1/14/2025	88.4	—
97.8	—	United States Treasury Bills	4.270%	1/16/2025	97.9	—
24.9	—	United States Treasury Bills	4.580%	1/23/2025	24.9	—
49.8	—	United States Treasury Bills	4.324%-4.351%	1/30/2025	49.8	—
49.8	—	United States Treasury Bills	4.581%	2/4/2025	49.8	—
99.6	—	United States Treasury Bills	4.350%	2/6/2025	99.6	—
TOTAL UNITED STATES TREASURY SECURITIES (Cost $510.2 and $109.3)					$510.4	$109.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

LOANS RECEIVABLE—3.5% and 4.6%

Principal					Maturity Date	Fair Value at December 31,
2024	2023	Borrower	Property Type	Interest Rate(7)		2024		2023
$92.9	$93.0	311 South Wacker Mezzanine	Office	4.81% + SOFR	3/7/2023	$—	(8)	$—
56.0	56.0	SCG Oakland Portfolio	Office	4.36% + SOFR	6/1/2023	—	(8)	—
60.0	60.0	River North Point Junior Mezzanine	Office	4.41% + SOFR	7/9/2023	—	(8)	—
—	14.3	Five Oak Mezzanine	Office	2.35% + LIBOR	8/9/2023	—		—
—	17.1	Liberty Park Mezzanine	Office	4.37% + SOFR	2/7/2024	—		—
—	85.0	Park Avenue Tower Mezzanine	Office	4.46% + SOFR	3/9/2024	—		41.0
—	55.0	The Stratum Mezzanine & Senior Loan	Office	3.16% + LIBOR	5/9/2024	—		51.2
—	139.3	Colony New England Hotel Portfolio Mezzanine & Senior Loan	Hotel	2.85% + SOFR	11/9/2024	—		139.3
—	31.2	Exo Apartments Mezzanine	Apartment	3.61% + SOFR	1/9/2025	—		31.1
134.3	134.1	Project Sonic Mezzanine & Senior Loan	Industrial	2.75% + SOFR	6/9/2025	134.3		133.6
117.7	94.0	Spring House Innovation Park	Office	3.26% + SOFR	7/9/2025	114.1		93.7
179.8	170.9	One Biscayne Tower Mezzanine & Senior Loan	Office	3.75% + SOFR	7/9/2025	169.2		168.3
44.0	44.0	SoNo Collection Mezzanine	Retail	6.75% + SOFR	8/6/2025	40.5		42.8
107.1	104.7	Reserve at Chino Hills	Apartment	2.51% + SOFR	8/9/2025	106.6		103.9
47.8	41.5	1330 Broadway Mezzanine	Office	5.02% + SOFR	11/10/2025	—		—
77.6	77.6	San Diego Office Portfolio Mezzanine & Senior Loan	Office	2.45% + SOFR	8/9/2026	72.2		75.4
20.0	20.0	Aspen Lake Office Portfolio Mezzanine	Office	8.250%	3/6/2028	—		17.4
94.2	94.8	Merritt on the River Office Portfolio Mezzanine	Office	8.000%	8/1/2028	—		42.4
100.0	100.0	Charles River Plaza North Mezzanine	Office	6.080%	4/6/2029	97.8		95.8
50.2	51.2	Sol y Luna Mezzanine	Apartment	6.550%	1/6/2030	45.3		46.5
TOTAL LOANS RECEIVABLE (Cost $1,181.6 and $1,483.7)						$780.0		$1,082.4

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

LOANS RECEIVABLE WITH RELATED PARTIES—0.4% and 0.4%

Principal					Maturity Date	Fair Value at December 31,
2024	2023	Borrower	Property Type	Interest Rate(7)		2024	2023
$—	$32.9	THP Student Housing, LLC	Apartment	3.200%	9/30/2024	$—	$32.9
36.5	36.5	MRA Hub 34 Holding, LLC	Office	2.50% + SOFR	8/26/2025	36.5	36.5
0.5	0.5	MRA 34 LLC	Office	3.75% + SOFR	8/26/2025	0.5	0.5
4.6	4.4	MR MCC 3 Sponsor, LLC	Land	6.000%	12/1/2025	4.6	4.4
27.7	27.7	THP Student Housing, LLC	Apartment	6.100%	6/30/2026	27.7	27.0
28.5	—	TREA SV 355 West 52nd Street	Apartment	5.200%	6/14/2027	28.5	—
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES (Cost $97.8 and $102.0)						$97.8	$101.3
TOTAL INVESTMENTS (Cost $22,627.1 and $23,272.5)						$24,750.1	$26,710.9
(1)The investment has a loan payable outstanding, as indicated in Note 10 - Loans Payable.
(2)The fair value reflects the Account’s interest in the joint venture and is net of debt.
(3)Represents residual equity value of the joint venture investment after property disposition.
(4)Property is located outside of the United States.
(5)Properties within this investment are located throughout the United States.
(6)For zero-coupon securities issued at a discount or premium to par, yield represents the annualized yield to maturity. For all other securities, the coupon rate is presented.
(7)Fixed interest rate loans are represented with a single rate. Variable interest rate loans are presented with their base spread and the corresponding index rate. Variable interest loans currently held by the Account use the one month LIBOR or SOFR rate and spread adjustments on U.S, dollar deposits are the index rate, as published by ICE Benchmark Administration Limited.
(8)The loan is currently in default.
(9)The Account invests in DataBank through DigitalBridge Zeus Partners, LP and DigitalBridge Zeus Partners III, LP (collectively, the "Databank" investment).

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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act, under the supervision and with the participation of our PEO and PFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon management’s review, the PEO and the PFO concluded with reasonable assurance that the registrant’s disclosure controls and procedures were effective as of December 31, 2024.
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
Management has made a comprehensive review, evaluation, and assessment of the Account’s internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management has concluded that as of December 31, 2024, the Account’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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

PART III

ITEMS 10 AND 11. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT; EXECUTIVE COMPENSATION.
The TIAA Real Estate Account has no officers or directors. Rather, TIAA officers, under the direction and control of the Board, manage the investment of the Account's assets, following investment management procedures that TIAA has adopted for the Account. No TIAA Trustee or executive officer receives compensation from the Account. The Trustees and certain executive officers of TIAA as of March 1, 2025, their years of birth ("YOB") and their principal occupations during at least the past five years, are as follows:
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
Samuel R. Bright, YOB: 1984
Vice President and General Manager of Google Play + Developer Ecosystem, Google (2023 to present). Chief Product and Experience Officer, Upwork (2020 to 2022). Vice President, General Manager – Verticals (2019 to 2020); Vice President, Soft Goods (2018 to 2019); Senior Director, Art & Collectibles (2016 to 2018); and a series of other M&A and Strategic Partnership roles (2012 to 2016), eBay. President and Board Member of certain Upwork subsidiaries (2021 to 2022). Advisory Council Member, Smithsonian National Postal Museum (2019 to 2023). Board Member, Benetech (2016 to 2021).
Jason E. Brown, YOB: 1978
CEO, MRO Corp. (2022 to present). CEO, Discovery Health Partners (2018 to 2022). President, Evolent Health (2014 to 2018). Board Member, YMCA Chicago (2019 to present).
Jeffrey R. Brown, YOB: 1968
Larry Gies Family Chair in Business and Professor of Finance (2024 to present), Josef and Margot Lakonishok Professor of Business and Dean of the Gies College of Business at the University of Illinois at Urbana-Champaign (2015 to 2024). Chair (2019 to 2024) and Member (2016 to 2024), Board of Managers of Illinois Global Gateway, LLC. Member, Board of Managers of University of Illinois Research Park (2019 to 2024). Board Member, Illinois Ventures, LLC (2022 to present). Member, Board of Managers, Brown Eagle Investments, LLC (2018 to present). Board Member (2020 to present), Executive Vice Chair (2022), and President (2023 to 2024), Prairielands Council, Scouting BSA. Advisory Board Member, Academic Engagement Network (2018 to present), Tax Policy Center (2013 to present), and Aspen Institute Leadership Forum on Retirement Savings (2020 to present).
Michael R. Fanning, YOB: 1963
CEO and Interim Chair, Advisor 360 (2023 to present). Head of US Insurance and Wealth Management, MassMutual (2017 to 2023). Director, MassChallenge (2024 to present). Director, Axcelus Financial (2024- present).
Lisa W. Hess, YOB: 1955
President and Managing Partner, SkyTop Capital (2010 to 2020). Director, Radian Group, Inc. (2011 to present). Director, TIAA, FSB (a wholly owned subsidiary of TIAA) (2015 to 2023). Trustee, John Simon Guggenheim Memorial Foundation (2023 to present). Trustee, New York Society Library (2023 to present). Director, Oak Spring Garden Foundation (2024 to present).
Edward M. Hundert, M.D., YOB: 1956
Associate Director of the Centre for Bioethics (2014 to present), Senior Lecturer in Global Health and Social Medicine (2023 to present), Senior Philanthropic Advisor for Alumni Affairs and Development (2023 to present), Dean for Medical Education, and Daniel D. Federman, M.D. Distinguised Professor in Residence of Global Health and Social Medicine and Medical Education (2014 to 2024), Harvard Medical School. Senior Advisor, Huron Consulting Group (2023 to present). Faculty member, Massachusetts General Hospital Center for Law, Brain and Behavior (2011 to 2023).

Gina L. Loften, YOB: 1965
Chief Technology Officer for the US at Microsoft Corporation (2019 to 2021). Chief Technology Officer for IBM North American Consulting Services (2018 to 2019), Chief Innovation Officer for IBM (2015 to 2018). Director, TTEC (2021 to present). Director, Thoughtworks (2021 to present). Director, Foursquare (2021 to present). Board Member, Modernizing Medicine (2021 to present). Director, Interwell Health (2022 to present). Director, NC School of Science and Mathematics Foundation (2021 to present). Trustee, North Carolina AT&T State University (2023 to present).
Maureen O’Hara, YOB: 1953
R.W. Purcell Professor of Finance, Johnson Graduate School of Management, Cornell University (1992 to present), where she has taught since 1979. Professor of Finance, University of Technology Sydney (2016 to 2018). Director, National Bureau of Economic Research (2021 to present). Board member, the Jeffrey Company (2023 to present). Executive Advisor to Board, Symbiont (2015 to 2023). Executive Advisor to Board, Ava Labs, Inc. (2019 to present). Executive Advisor to Board, BMLL Technologies (2022 to present).
Ramona E. Romero, YOB: 1962
Vice President & General Counsel (2019 to present) and General Counsel (2014 to 2019), Princeton University. Trustee, Barnard College (2019 to 2023). Trustee, Legal Services of New Jersey (2020 to present). Director, National Association of Women Lawyers (2022 to present). Member, Presidential Commission on White House Fellowships (2021 to present).
Kim M. Sharan, YOB: 1957
Founder and CEO, Kim M. Sharan, LLC (2014 to 2024). Consultant, The Council (2021 to 2023). Founding Member and Managing Partner, Connective Partners LLC (2022 to present). Managing Partner and CEO, The Acelera Connective (2022 to present). Board Member, Partner Here (2014 to present). Member, Board of Managers, Ag Resource Management (2023 to present). Advisory Board Member, Own the Room (2016 to 2023). Advisory Board Member, Hearsay Social (2019 to 2021). Advisory Board Member, Yext (2016 to 2018 and 2021 to 2022). Advisory Board Member, Vera Health (2021 to 2023). Director, TIAA FSB (a wholly-owned subsidiary of TIAA) (2020 to 2023). Director, TIAA, Trust, N.A. (a wholly-owned subsidiary of TIAA) (2023 to present). Member, Women’s Forum New York (2012 to present).
La June Montgomery Tabron, YOB: 1962
President and CEO of the W.K. Kellogg Foundation (2014 to present). Board Member, Kellanova (2024 to present). Board Member, Kellogg Company (2014 to 2024), Chair of the W.K. Kellogg Trust (2014 to present). Director, Bronson Healthcare Group (2011 to present). Board Member, Detroit Regional Partnership (2019 to present). Trustee, Upjohn Institute for Employment Research (2022 to present).
Officer—Trustees
Thasunda Brown Duckett, YOB: 1973
President and Chief Executive Officer of TIAA (2021 to present).
Prior positions: Chief Executive Officer, Consumer Banking (2016 to 2021) and Chief Executive Officer, Chase Auto Finance (2013 to 2016) at JPMorgan Chase & Co. Director, Nike, Inc. (2019 to present). Director, Brex (2022 to present). Trustee, New York. Presbyterian (2023 to present).
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
Christopher Baraks, YOB: 1970
Senior Vice President, Chief Accounting Officer and Corporate Controller, TIAA and CREF. Prior positions: Vice President, Head of Tax, TIAA and CREF.
Portfolio Management Team
Chris Burk, YOB: 1971
.Managing Director, Senior Portfolio Manager, Head of TIAA Real Estate Account (since January 2023). Prior positions: Managing Director, Co-Portfolio Manager, Co-Head of TIAA Real Estate Account (September 2022 to December 2022);

Managing Director, Senior Portfolio Manager, Real Estate, TIAA (March 2020 to September 2022). Senior Director, Real Estate Portfolio Management, TIAA (2018 to 2020). Senior Director, Regional Head of Acquisitions, TIAA (2017 to 2018).
Audit Committee Financial Experts
On February 13, 2025, the Board of Trustees of TIAA determined that James R. Chambers, Michael R. Fanning, Lisa W. Hess, La June Montgomery Tabron and Maureen O’Hara qualify as Audit Committee Financial Experts. Each such Trustee is independent (as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934) and has not accepted, directly or indirectly, any consulting, advisory or other compensatory fee from TIAA, other than in his or her capacity as Trustee.
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
Insider Trading Policy
TIAA has also adopted the TIAA Enterprise Material Non-Public Information and Insider Trading Policy which, among other things, prohibits TIAA personnel from purchasing or redeeming Account accumulation units for their own account, or “tipping” others to do so, while in possession of material non-public information relating to Account contracts. The policy is filed with this report as Exhibit 19 and is incorporated by reference herein.
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
Liquidity Guarantee. If the Account’s liquid assets and its cash flow from operating activities and participant transactions are insufficient to fund redemption requests, the TIAA general account has agreed to purchase liquidity units. TIAA thereby guarantees that a participant can redeem accumulation units at their net asset value next determined. For the year ended December 31, 2024, the Account expensed $63.7 million for this liquidity guarantee from TIAA through a daily deduction from the net assets of the Account.
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
For the year ended December 31, 2024, the Account expensed $83.0 million for investment management services. There were no charges for mortality and expense risks provided/borne by TIAA for the current year. For the same period, the Account expensed $78.5 million for administrative and distribution services provided by TIAA and Services.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PricewaterhouseCoopers LLP (“PwC”) performs independent audits of the registrant’s consolidated financial statements. To maintain auditor independence and avoid even the appearance of conflicts of interest, the registrant, as a policy, does not engage PwC for management advisory or consulting services.
Audit Fees. PwC’s fees for professional services rendered for the audits of the registrant’s annual consolidated financial statements for the years ended December 31, 2024 and 2023 and review of consolidated financial statements included in the registrant’s quarterly reports were $1.1 million and $1.4 million respectively.
Audit-Related Fees. The registrant had no audit-related services for the years ended December 31, 2024 and 2023.
Tax Fees. PwC had no tax fees with respect to registrant for the years ended December 31, 2024 and 2023.
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

		(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate[17]
(L)
(1) Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Annuity Contract [18]
(2) Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Plus Annuity Contract [18]

		(M)	Form of Retirement Plan Loan Endorsement to Group Retirement Annuity Certificate[19]
		(N)	Form of Retirement Plan Loan Endorsement to Retirement Annuity Contract[20]
		(O)	Form of Retirement Plan Loan Endorsement to Supplemental Retirement Annuity Contract[21]
		(P)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[22]
		(Q)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[23]
(10)		(A)	Engagement Letter Agreement with Independent Fiduciary, dated February 10, 2022, between TIAA, on behalf of the Registrant, and SitusAMC Real Estate Valuation Services, LLC[12]
		(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.[8]
		(C)	Form of Note Purchase agreement, dated as of June 10, 2022, by and between TIAA, on behalf of the registrant, and the purchasers party thereto.(29)
		(D)	Form of Note Purchase agreement, dated as of March 21, 2023, by and between TIAA, on behalf of the registrant, and the purchasers party thereto.(30)
		(E)	First Amendment to the Custodian Agreement, dated as of September 25, 2024 by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.(31)
(19)			TIAA Enterprise Material Non-Public Information and Insider Trading Policy*
(21)			Subsidiaries of the Registrant
(14)			Code of Conduct of TIAA*
(31)			Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications*
(32)			Section 1350 Certifications*

(101)	The following financial information from the annual report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Assets and Liabilities, (ii) the Statements of Operations, (iii) the Statements of Changes in Net Assets, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements. Any other required schedule has been omitted because the schedule is not applicable to the registrant.**
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**
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
(31)Previously filed and incorporated by reference to Exhibit 10(E) to the Account’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 and filed with the Commission on November 1, 2024 (File No. 33-92990).
ITEM 16. FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the sixth day of March, 2025.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

March 6, 2025		/s/ Colbert Narcisse
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

Signature	Title	Date
/s/ THASUNDA BROWN DUCKETT	President and Chief Executive Officer of Teachers Insurance and Annuity Association of America and Trustee	March 6, 2025
/s/ COLBERT NARCISSE	Senior Executive Vice President, Chief Product & Business Development Officer, Teachers Insurance and Annuity Association of America (Principal Executive Officer)	March 6, 2025
/s/ CHRISTOPHER BARAKS	Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)	March 6, 2025
/s/ JAMES R. CHAMBERS	Chairman of the Board of Trustees	March 6, 2025
/s/ PRIYA ABANI	Trustee	March 6, 2025
/s/ SAMUEL R. BRIGHT	Trustee	March 6, 2025
/s/ JASON E. BROWN	Trustee	March 6, 2025
/s/ JEFFREY R. BROWN	Trustee	March 6, 2025
/s/ MICHAEL R. FANNING	Trustee	March 6, 2025
/s/ LISA W. HESS	Trustee	March 6, 2025
/s/ EDWARD M. HUNDERT, M.D.	Trustee	March 6, 2025
/s/ GINA L. LOFTEN	Trustee	March 6, 2025
/s/ MAUREEN O’HARA	Trustee	March 6, 2025
/s/ RAMONA E. ROMERO	Trustee	March 6, 2025
/s/ KIM M. SHARAN	Trustee	March 6, 2025
/s/ LA JUNE MONTGOMERY TABRON	Trustee	March 6, 2025

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT
Because the Registrant has no voting securities, nor its own management or board of directors, no annual report or proxy materials will be sent to contract owners holding interests in the Account.

Exhibit Index

Exhibits

14	Code of Conduct of TIAA
19	TIAA Enterprise Material Non-Public Information and Insider Trading Policy
31	Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications
32	Section 1350 Certifications