Form 10-Q
period 2025-03-31
TIAA REAL ESTATE ACCOUNT
filed 2025-05-07
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2025.
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
Yes ☐  No ☒

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)
(In millions, except per accumulation unit amounts)

	March 31,	December 31,
	2025	2024

ASSETS
Investments, at fair value:
Real estate properties (cost: $13,118.1 and $13,290.0)	$15,546.3	$15,607.0
Real estate joint ventures (cost: $5,328.6 and $5,556.8)	5,234.5	5,381.4
Real estate funds (cost: $894.3 and $798.0)	832.9	740.3
Real estate operating business (cost: $618.4 and $491.2)	1,058.8	931.8
Marketable securities (cost: $1,157.9 and $1,211.7)	1,157.9	1,211.8
Loans receivable (principal: $1,183.3 and $1,181.6)	782.5	780.0
Loans receivable with related parties (principal: $70.1 and $97.8)	70.1	97.8
Total investments (cost: $22,370.7 and $22,627.1)	$24,683.0	$24,750.1
Cash and cash equivalents	62.8	144.7
Cash held by wholly owned properties	117.8	129.2
Due from investment manager	11.4	—
Other	214.6	221.9
TOTAL ASSETS	$25,089.6	$25,245.9
LIABILITIES
Loans payable, at fair value (principal outstanding: $1,408.9 and $1,634.3)	1,355.8	1,585.5
Other unsecured debt, at fair value (principal outstanding: $900.0 and $900.0)	883.5	877.0
Due to investment manager	—	6.9
Accrued real estate property expenses	212.4	242.7
Other	57.3	46.9
TOTAL LIABILITIES	$2,509.0	$2,759.0
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	22,122.8	22,028.4
Annuity Fund	457.8	458.5
TOTAL NET ASSETS	$22,580.6	$22,486.9
NUMBER OF ACCUMULATION UNITS OUTSTANDING	47.5	47.8
NET ASSET VALUE, PER ACCUMULATION UNIT	$465.755	$461.243

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, Unaudited)

	For the Three Months Ended March 31,
	2025	2024
INVESTMENT INCOME
Real estate income, net:
Rental income	$321.8	$350.1
Real estate property level expenses and taxes:
Operating expenses	82.9	90.5
Real estate taxes	45.9	51.1
Interest expense	20.1	22.4
Total real estate property level expenses	148.9	164.0
Real estate income, net	172.9	186.1
Income from real estate joint ventures	51.5	42.5
Income from real estate funds	12.2	8.4
Interest income	36.4	30.9
TOTAL INVESTMENT INCOME	273.0	267.9
Expenses:
Investment management charges	18.6	20.6
Administrative charges	15.4	20.2
Distribution charges	3.1	3.7
Liquidity guarantee charges	15.6	16.2
Interest expense	9.6	17.0
TOTAL EXPENSES	62.3	77.7
INVESTMENT INCOME, NET	210.7	190.2
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments:
Real estate properties	(187.4)	64.5
Real estate joint ventures	9.5	(7.8)
Real estate funds	—	13.0
Loans receivable	—	(139.0)
Net realized loss on investments	(177.9)	(69.3)
Net change in unrealized gain (loss) on:
Real estate properties	111.2	(645.9)
Real estate joint ventures	81.1	(186.7)
Real estate funds	(3.7)	(15.7)
Real estate operating business	(0.2)	56.0
Marketable securities	(0.1)	—
Loans receivable	0.8	43.9
Loans receivable with related parties	—	0.5
Loans payable	4.3	(8.8)
Other unsecured debt	(6.5)	9.8
Net change in unrealized gain (loss) on investments and debt	186.9	(746.9)
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT	9.0	(816.2)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$219.7	$(626.0)

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions, Unaudited)

	For the Three Months Ended March 31,
	2025	2024
FROM OPERATIONS
Investment income, net	$210.7	$190.2
Net realized loss on investments	(177.9)	(69.3)
Net change in unrealized gain (loss) on investments and debt	186.9	(746.9)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	219.7	(626.0)
FROM TRANSACTIONS BY CONTRACT OWNERS AND TIAA
Premiums	814.0	670.8
Purchase of liquidity units by TIAA	—	242.7
Annuity payments	(11.1)	(13.3)
Death benefits	(32.9)	(36.1)
Withdrawals	(896.0)	(887.4)
NET DECREASE IN NET ASSETS RESULTING FROM TRANSACTIONS BY CONTRACT OWNERS AND TIAA	(126.0)	(23.3)
NET INCREASE (DECREASE) IN NET ASSETS	93.7	(649.3)
NET ASSETS
Beginning of period	22,486.9	23,618.9
End of period	$22,580.6	$22,969.6

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$219.7	$(626.0)
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss on investments	177.9	69.3
Net change in unrealized (gain) loss on investments and debt	(186.9)	746.9
Purchase of real estate properties	(122.7)	—
Capital improvements on real estate properties	(67.8)	(90.1)
Proceeds from sales of real estate properties	170.8	191.6
Purchases of other real estate investments	(269.6)	(83.2)
Proceeds from sales of other real estate investments	282.7	34.3
Purchases and originations of loans receivable	(2.1)	(5.8)
Purchases and originations of loans receivable with related parties	—	(0.1)
Proceeds from payoffs of loans receivable	0.3	1.4
Proceeds from payoffs of loans receivable from related parties	27.8	—
Decrease (increase) in other investments	53.8	(63.9)
Net change in from/due to investment manager	(18.3)	12.2
(Increase) decrease in other assets	(3.8)	21.8
(Decrease) in other liabilities	(15.8)	(11.0)
NET CASH PROVIDED BY OPERATING ACTIVITIES	246.0	197.4
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	—	31.0
Payments on line of credit	—	(178.0)
Mortgage loan proceeds received	—	1.5
Payments of mortgage loans	(225.4)	(2.7)
Premiums	814.0	670.8
Purchase of liquidity units by TIAA	—	242.7
Annuity payments	(11.1)	(13.3)
Death benefits	(32.9)	(36.1)
Withdrawals	(896.0)	(887.4)
NET CASH USED IN FINANCING ACTIVITIES	(351.4)	(171.5)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, CASH HELD BY WHOLLY OWNED PROPERTIES AND RESTRICTED CASH	(105.4)	25.9
CASH, CASH EQUIVALENTS, CASH HELD BY WHOLLY OWNED PROPERTIES AND RESTRICTED CASH
Beginning of period cash, cash equivalents, cash held by wholly owned properties and restricted cash	323.9	229.7
Net (decrease) increase in cash, cash equivalents, cash held by wholly owned properties and restricted cash	(105.4)	25.9
End of period cash, cash equivalents, cash held by wholly owned properties and restricted cash	$218.5	$255.6
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$18.2	$51.7
SUPPLEMENTAL NON-CASH DISCLOSURES
Property assumed and loan receivable extinguished as part of a deed-in-lieu of foreclosure agreement	$—	$33.1

See notes to the consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	As of March 31,
	2025	2024
Cash, cash equivalents and cash held by wholly owned properties	$180.6	$220.8
Restricted cash(1)	37.9	34.8
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$218.5	$255.6
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
Interim Financial Information: The Consolidated Financial Statements of the Account as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Account’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).
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
Significant Accounting Policy Updates: There were no changes to the Account’s significant accounting policies as described in the Account’s 2024 Form 10-K.
Recent Accounting Pronouncements: In August 2023, the FASB issued ASU No. 2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, intended to (1) provide investors and other allocators of capital with more decision-useful information in a joint venture’s separate financial statements and (2) reduce diversity in practice in this area of financial reporting. The amendments in ASU 2023-05 require that a joint venture, upon formation, apply a new basis of accounting. As a result, a newly formed joint venture should initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The amendments in ASU 2023-05 are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025, may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. Management adopted the guidance effective January 1, 2025. Management also adopted the guidance for joint ventures formed prior to January 1, 205 and neither have a material impact on the financial statements.
In December 2023, the FASB issued Accounting Standard Update (ASU) No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The primary purpose of the amendments within ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation table and income taxes paid information. The amendments in ASU 2023-09 require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in this ASU 2023-09 require that all entities disclose on an annual basis taxes paid disaggregated by; federal, state, foreign, and jurisdiction (when income taxes paid is equal to or greater than 5 percent of total income taxes paid). The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted. Management is currently assessing the impact this standard will have on our financial statements as well as the method by which we will adopt the new standard. Management does not expect the guidance to have a material impact to the Account.

In November 2024, the FASB issued Accounting Standard Update (“ASU”) No. 2024-03, Income Statement— Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information is generally not presented in the financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Management is currently assessing the impact this standard will have on our financial statements as well as the method by which we will adopt the new standard.

Note 2—Related Party Transactions
Investment management, administrative and distribution services are provided to the Account by TIAA. Services provided at cost are paid by the Account on a daily basis based upon projected expenses to be provided to the Account. Payments are adjusted periodically to ensure daily payments are as close as possible to the Account’s actual expenses incurred. Differences between actual expenses and the amounts paid by the Account are reconciled and adjusted quarterly.
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
Pursuant to its existing liquidity guarantee obligation, beginning August 31, 2023 through the year ended December 31, 2024, the TIAA General Account purchased a cumulative total of 1.8 million liquidity units issued by the Account, amounting to $911.3 million. The Account did not experience significant net contract owner outflows during the first quarter of 2025, and the TIAA General Account was not required to purchase any liquidity units. The independent fiduciary, which has the right to adjust the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”), has established the trigger point at 45% of the outstanding accumulation units. As of March 31, 2025, the TIAA General Account owned approximately 3.90% of the outstanding accumulation units of the Account. The independent fiduciary will continue to monitor TIAA's ownership interest in the Account and provide further recommendations as necessary.
Expenses for the services and fees described above are identified as such in the accompanying Consolidated Statements of Operations and are further identified as "Expenses" in Note 13—Financial Highlights.
The Account has loans receivable outstanding with related parties as of March 31, 2025. Two of the loans are with a joint venture partner and the other loans are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies of the Account's 2024 Form 10-K. References to “SOFR” in the table below and elsewhere in these Notes mean the Secured Overnight Financing Rate, a benchmark interest rate based on the U.S. Treasury bond repurchase market that has largely replaced the discontinued LIBOR (London Interbank Offered Rate) for U.S. dollar-denominated instruments. The following table presents the key terms of the loans as of the reporting date (in millions):

		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
Principal						March 31, 2025	December 31, 2024
2025	2024
$36.5	$36.5	MRA Hub 34 Holding, LLC	95.00%	2.50% + SOFR	8/26/2025	$36.5	$36.5
0.5	0.5	MRA 34 LLC	—%	3.75% + SOFR	8/26/2025	0.5	0.5
4.6	4.6	MR MCC 3 Sponsor, LLC	—%	6.00%	12/1/2025	4.6	4.6
—	27.7	THP Student Housing, LLC	97.00%	6.10%	6/30/2026	—	27.7
28.5	28.5	TREA SV 355 West 52nd Street	95.00%	5.20%	6/14/2027	28.5	28.5
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						$70.1	$97.8
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
As of March 31, 2025, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry.
The Account’s wholly-owned real estate investments and investments in joint ventures are primarily located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of March 31, 2025:

Diversification by Fair Value(1)
	West(2)	South(3)	East(4)	Midwest(5)	Foreign(6)	Total
Industrial	18.7%	10.4%	3.1%	2.4%	—%	34.6%
Apartment	8.4%	10.5%	8.6%	0.8%	—%	28.3%
Office	5.0%	4.5%	8.4%	0.2%	—%	18.1%
Retail	3.6%	4.3%	3.2%	0.7%	—%	11.8%
Other(7)	2.3%	2.5%	1.6%	0.3%	0.5%	7.2%
Total	38.0%	32.2%	24.9%	4.4%	0.5%	100.0%

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
Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2115. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, as of March 31, 2025 and December 31, 2024, are as follows (in millions):

	As of
Years Ended	March 31, 2025		December 31, 2024
2025	$446.6	(1)	$604.0
2026	555.6		549.2
2027	477.8		465.0
2028	391.8		375.0
2029	316.7		301.3
Thereafter	1,107.3		1,029.1
Total	$3,295.8		$3,323.6
(1) Representative of minimum rents owed for the remaining months of the calendar year ending December 31, 2025.
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
The Account has ground leases for which the Account is the lessee. The leases do not contain material residual value guarantees or material restrictive covenants. The fair value of right-of-use assets and lease liabilities related to ground leases are reflected on the balance sheet within other assets and other liabilities, respectively.
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (in millions):

	As of
	March 31, 2025	December 31, 2024

Assets:
Right-of-use assets, at fair value	$38.5	$37.4
Liabilities:
Ground lease liabilities, at fair value	$38.5	$37.4
Key Terms:
Weighted-average remaining lease term (years)	62.0	63.0
Weighted-average discount rate(1)	8.65%	8.56%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.
For both the three months ended March 31, 2025 and 2024, operating lease costs related to ground leases were $0.6 million. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (in millions):

	As of
	March 31, 2025		December 31, 2024
Years Ended
2025	$2.0	(1)	$2.6
2026	2.7		2.6
2027	2.8		2.7
2028	2.8		2.7
2029	2.9		2.7
Thereafter	467.1		443.2
Total	$480.3		$456.5
(1) Representative of minimum rents owed for the remaining months of the calendar year ending December 31, 2025.
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
An asset or liability's categorization within the valuation hierarchy described above is based upon the lowest level of input that is significant to the fair value measurement. Real estate fund investments are excluded from the valuation hierarchy, as these investments are fair valued using their net asset value as a practical expedient since market quotations or values from independent pricing services are not readily available. See Note 1—Organization and Significant Accounting Policies of the Account's 2024 Form 10-K for further discussion regarding the use of a practical expedient for the valuation of real estate funds.
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at March 31, 2025
Real estate properties	$—	$—	$15,546.3	$15,546.3
Real estate joint ventures	—	—	5,234.5	5,234.5
Real estate operating business	—	—	1,058.8	1,058.8
Marketable securities:
U.S. government agency notes	—	404.8	—	404.8
U.S. treasury securities	—	753.1	—	753.1
Loans receivable(1)	—	—	852.6	852.6
Loans payable	—	—	(1,355.8)	(1,355.8)
Other unsecured debt	—	(883.5)	—	(883.5)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2024
Real estate properties	$—	$—	$15,607.0	$15,607.0
Real estate joint ventures	—	—	5,381.4	5,381.4
Real estate operating business	—	—	931.8	931.8
Marketable securities:
U.S. government agency notes	—	701.4	—	701.4
U.S. treasury securities	—	510.4	—	510.4
Loans receivable(1)	—	—	877.8	877.8
Loans payable	—	—	(1,585.5)	(1,585.5)
Other unsecured debt	—	(877.0)	—	(877.0)
(1) Includes loans receivable with related parties.
The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2025 and 2024 (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(2)	Total Level 3 Investments	Loans Payable
For the three months ended March 31, 2025
Beginning balance January 1, 2025	$15,607.0	$5,381.4	$931.8	$877.8	$22,798.0	$(1,585.5)
Total realized and unrealized (losses) gains included in changes in net assets	(76.2)	90.6	(0.2)	0.8	15.0	4.3
Purchases(1)	186.3	43.6	127.2	2.1	359.2	—
Sales	(170.8)	—	—	—	(170.8)	—
Settlements(3)	—	(281.1)	—	(28.1)	(309.2)	225.4
Ending balance March 31, 2025	$15,546.3	$5,234.5	$1,058.8	$852.6	$22,692.2	$(1,355.8)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(2)	Total Level 3 Investments	Loans Payable	Line of Credit
For the three months ended March 31, 2024
Beginning balance January 1, 2024	$18,020.3	$5,881.2	$685.9	$1,183.7	$25,771.1	$(1,862.5)	$(463.0)
Total realized and unrealized (losses) gains included in changes in net assets	(581.4)	(194.5)	56.0	(94.6)	(814.5)	(8.8)	—
Purchases(1)	115.3	72.1	1.4	5.9	194.7	(1.5)	(31.0)
Sales	(191.6)	—	—	—	(191.6)	—	—
Settlements(3)	—	(10.0)	—	(1.4)	(11.4)	2.7	178.0
Ending balance March 31, 2024	$17,362.6	$5,748.8	$743.3	$1,093.6	$24,948.3	$(1,870.1)	$(316.0)
(1)Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable, assumption of loans payable and line of credit borrowings.
(2)Includes loans receivable with related parties.
(3)Includes operating income for real estate joint ventures net of distributions, payments of loans receivable, and payments of loans payable and line of credit.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of March 31, 2025.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 11.5% (8.5%) 5.5% - 9.5% (6.9%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0% - 15.6% (6.9%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.7% - 8.5% (7.3%) 5.3% - 6.8% (5.7%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.7% - 6.3% (5.1%)
	Residential	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 7.8% (7.0%) 5.0% - 6.5% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 6.3% (5.0%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 12.0% (7.7%) 5.5% - 9.5% (6.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.3% - 9.0% (6.1%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.0% 8.3%
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.8%
	Land	Sales Comparison Approach	Price per projected unit	$55.00(2)
Real Estate Operating Business(3)		Income Approach—Discounted Cash Flow	Discount Rate Terminal Growth Rate	12.5% 10.8%
		Market Approach	EBITDA Multiple	32.7x
			Terminal EBITDA Multiple	20.0x
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	38.9% - 79.2% (58.8%) 8.8% - 43.8% (16.1%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	35.8% - 35.8% (35.8%) 6.9% - 6.9% (6.9%)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	58.6% - 69.9% (66.3%) 7.4% - 8.5% (7.7%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	66.9% - 66.9% (66.9%) 30.8% - 30.8% (30.8%)
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	42.9% - 80.4% (74.3%) 6.0% - 8.3% (7.9%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	42.9% - 80.4% (74.3%) 1.1 - 1.8 (1.7)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.0% - 40.2% (34.7%) 6.0% - 6.9% (6.4%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	30.0% - 40.2% (34.7%) 1.1 - 1.1 (1.1)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	45.6% - 72.0% (59.2%) 5.8% - 6.9% (6.3%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	45.6% - 72.0% (59.2%) 1.1 - 1.4 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	48.5% - 73.2% (53.8%) 5.5% - 7.4% (6.3%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	48.5% - 73.2% (53.8%) 1.1- 1.5 (1.2)
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2024.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 11.0% (8.5%) 5.0% - 9.5% (6.9%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0% - 13.8% (6.9%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 8.5% (7.3%) 5.3% - 7.0% (5.7%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.3% - 6.5% (5.3%)
	Residential	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 8.0% (7.0%) 5.0% - 6.8% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 6.5% (5.1%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 12.0% (7.7%) 5.5% - 9.5% (6.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.3% - 9.0% (6.1%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.0% 8.3%
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.8%
	Land	Sales Comparison Approach	Price per projected unit	$55.00(2)
Real Estate Operating Business(3)		Income Approach—Discounted Cash Flow	Discount Rate	12.5%
			Terminal Growth Rate	10.8%
		Market Approach	EBITDA Multiple	31.7x
			Terminal EBITDA Multiple	20.0x
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	52.7% - 78.2% (65.7%) 8.8% - 32.6% (14.5%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	35.8% - 72.6% (54.3%) 5.3% - 8.3% (6.4%)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	69.9% - 72.0% (71.0%) 7.7% - 9.0% (8.1%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	66.9% - 66.9% (66.9%) 24.0% - 24.0% (24.0%)
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	43.2% - 78.4% (69.9%) 6.0% - 6.5% (6.4%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	43.2% - 78.4% (69.9%) 1.1 - 1.7 (1.4)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.0% - 40.5% (34.1%) 6.0% - 6.1% (6.0%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	30.0% - 40.5% (34.1%) 1.1 - 1.1 (1.1)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	45.6% - 73.8% (57.7%) 5.7% - 7.1% (6.4%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	45.6% - 73.8% (57.7%) 1.2 - 1.4 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	48.5% - 73.1% (54.0%) 5.7% - 7.2% (5.8%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	48.5% - 73.1% (54.0%) 1.2 - 1.4 (1.3)
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
During the three months ended March 31, 2025 and 2024, there were no transfers between Levels 1, 2 or 3.
The amount of total net unrealized (losses) gains included in changes in net assets relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(1)	Total Level 3 Investments	Loans Payable
For the Three Months ended March 31, 2025	$(67.3)	$93.0	$(0.2)	$0.8	$26.3	$4.3
For the Three Months Ended March 31, 2024	$(613.2)	$(214.8)	$56.0	$(3.4)	$(775.4)	$(8.8)
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At March 31, 2025, the Account held investments in joint ventures with ownership interest percentages that ranged from 2.0% to 98.5%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a predetermined threshold.
A condensed summary of the gross financial position and results of operations of the combined joint ventures is shown below (millions):

	For the Three Months Ended March 31,
	2025	2024
Operating Revenue and Expenses
Revenues	$279.9	$290.5
Expenses	187.9	179.6
Excess of revenues over expenses	$92.0	$110.9
Note 7—Investments in Real Estate Funds
The Account has ownership interests in real estate funds (each a “Fund”, and collectively the “Funds”). The Funds are set up as limited partnerships or entities similar to a limited partnership, and as such, meet the definition of a VIE as the limited partners collectively lack the power, through voting or similar rights, to direct the activities of the Fund that most significantly impact the Fund's economic performance. Management has determined that the Account is not the primary beneficiary for any of the Funds, as the Account lacks the power to direct the activities of each Fund that most significantly impact the respective Fund's economic performance, and the Account further lacks substantive kick-out rights to remove the entity with these powers. Refer to Note 1—Organization and Significant Accounting Policies of the Account's 2024 Form 10-K for a description of the methodology used to determine the primary beneficiary of a VIE.

No financial support (such as loans or financial guarantees) was provided to the Funds during the three months ended March 31, 2025. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are included in the maximum exposure to loss presented below.
The carrying amount and maximum exposure to loss relating to unconsolidated VIEs in which the Account holds a variable interest but is not the primary beneficiary were as follows at March 31, 2025 (in millions):

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
LCS SHIP Venture I, LLC (90.0% Account Interest)	$43.9	$43.9	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			The fund is currently in liquidation.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Veritas - Trophy VI, LLC (90.4% Account Interest)	$129.6	$129.6	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles metropolitan statistical area ("MSA").
			The Account can sell or transfer its interest in the fund with the consent and approval of the manager.

SP V - II, LLC (61.8% Account Interest)	$82.9	$89.3	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.
			Liquidation estimated to begin no earlier than 2029.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Taconic New York City GP Fund, LP (60.0% Account Interest)	$13.5	$13.5	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City MSA.
			Liquidation estimated to begin in 2025.
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
Silverpeak NRE FundCo LLC (90.0% Account Interest)	$66.5	$70.2	Redemptions prohibited prior to liquidation.	To invest in alternative real estate investments primarily in major U.S. metropolitan markets.
			Liquidation estimated to begin no earlier than 2028.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
IDR - Core Property Index Fund, LLC (0.8% Account Interest)	$34.2	$34.2	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.
Townsend Group Value-Add Fund (99.0% Account Interest)	$197.2	$226.9	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the U.S. market.
			Liquidation estimated to begin no earlier than 2027.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion
Flagler REA Healthcare Properties Partnership (90.0% Account Interest)	$17.5	$17.5	Redemptions prohibited prior to liquidation.	To acquire healthcare properties within the top 50 MSA's in the U.S.
			Liquidation estimated to begin in 2025.
			The Account is permitted to transfer its interest in the fund to a qualified institutional investor, subject to the right first offer by the partner, following the one year anniversary of the fund launch.

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)	$6.7	$6.7	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
			Liquidation estimated to begin no earlier than 2026.
			The Account is permitted to sell or transfer its interest in the fund with the consent and approval of the manager.
Silverpeak NRE FundCo 2 LLC (90.0% Account Interest)	$59.5	$82.2	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			Liquidation estimated to begin in 2025
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
JCR Capital - REA Preferred Equity Parallel Fund (31.1% Account Interest)	$98.1	$108.0	Redemptions prohibited prior to liquidation.	To invest primarily in multi-family properties.
			Liquidation estimated to begin no earlier than 2026.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion

Silverpeak NRE FundCo 3 LLC (90.0% Account Interest)	$83.3	$106.0	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			Liquidation estimated to begin no earlier than 2026
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
Total	$832.9	$928.0
Note 8—Investment in Real Estate Operating Business
The Account has an ownership interest in Databank, an owner/operator of data centers. The investment represents an opportunity for the Account to continue to grow its digital real estate exposure alongside a market leading owner/operator poised to capture incremental demand nationally. The Account is part of a larger consortium of other investors providing funding to DataBank to enable their planned acquisition of 44 data centers, across 23 markets.
In January 2025, the Account made an additional capital contribution of $127.2 million, which fulfilled the remaining commitment entered into in 2024.
The Account’s investment in DataBank at March 31, 2025, represents an ownership stake of 17.2%.

	March 31, 2025		December 31, 2024
Operating Business	Cost	Fair Value	Cost	Fair Value
	(in millions)		(in millions)
DataBank(1)	$618.4	$1,058.8	$491.2	$931.8
1)The Account invests in DataBank through DigitalBridge Zeus Partners, LP and DigitalBridge Zeus Partners III, LP (collectively, the "Databank" investment).
Note 9—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s indirect interests in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (in millions):

	March 31, 2025			December 31, 2024

	Principal Outstanding	Fair Value	% of Fair Value	Principal Outstanding	Fair Value	% of Fair Value
Office(1)	$912.5	$519.3	60.9%	$911.5	$518.7	59.1%
Apartment(1)	158.0	153.9	18.1%	185.0	179.7	20.5%
Industrial	134.3	134.3	15.8%	134.3	134.3	15.3%
Retail	44.0	40.5	4.7%	44.0	40.5	4.6%
Land	4.6	4.6	0.5%	4.6	4.6	0.5%
	$1,253.4	$852.6	100.0%	$1,279.4	$877.8	100.0%
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
The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of March 31, 2025 (in millions), listed in order of the strength of the risk rating (from strongest to weakest):

	March 31, 2025			December 31, 2024
	Number of Loans	Fair Value	% of Fair Value	Number of Loans	Fair Value	% of Fair Value
BBB+	—	—	—%	2	199.0	22.7%
BBB	2	232.5	27.4%	1	131.5	15.0%
BBB-	2	144.7	17.0%	1	45.3	5.2%
BB	—	—	—%	1	54.7	6.2%
BB-	1	54.7	6.4%	1	33.1	3.8%
B+	2	70.9	8.3%	—	—	—%
B	2	195.0	22.9%	3	231.6	26.4%
CCC+	1	40.5	4.7%	1	17.5	2.0%
CCC	—	—	—%	1	40.5	4.6%
CCC-	1	17.5	2.0%	—	—	—%
C	1	26.7	3.1%	1	26.7	3.0%
D	6	—	—%	6	—	—%
NR(1)	4	70.1	8.2%	5	97.9	11.1%
	22	$852.6	100.0%	23	$877.8	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of March 31, 2025 and December 31, 2024, all loans with NR designations were with related parties. The loans are collateralized by equity interests in real estate investments.
The Account recognizes interest income from real estate loans when it is earned and deemed collectible, or until the loan becomes past due in accordance with the terms of the loan agreement. Loans are placed in nonaccrual status if they are more than 90 days in arrears or if management determines the full collection of either interest or principal is unlikely. If a loan is not yet matured, any payments received while in nonaccrual status are first applied to reduce any account receivables. Once all accrued interest is collected, subsequent payments are recognized as income. No amounts are applied to the principal balance unless the loan is amortizing. For amortizing loans, payments are allocated between principal and interest based on the terms of the loan agreement. A loan may be returned to accrual status once all past due amounts have been fully repaid and the borrower has demonstrated the ability to meet ongoing payment obligations in accordance with the agreement.
The following table represents loans receivable in nonaccrual status as of March 31, 2025 (in millions).

Aging	Number of Loans	Principal Outstanding	Fair Value
Past Due - 90 Days +	6	$371.9	$—
Note 10—Loans Payable
At March 31, 2025 and December 31, 2024, the Account had outstanding loans payable secured by the following properties (in millions):

Property	Annual Interest Rate and Payment Frequency	Principal Amounts Outstanding as of		Maturity
		March 31, 2025	December 31, 2024

1401 H Street NW(1)	7.00% paid monthly	$—	$115.0	February 5, 2025
Circa Green Lake(2)	3.71% paid monthly	—	52.0	March 5, 2025
Union - South Lake Union(2)	3.66% paid monthly	—	57.0	March 5, 2025
Holly Street Village	3.65% paid monthly	81.0	81.0	May 1, 2025
Henley at Kingstowne(3)	3.60% paid monthly	64.4	64.8	May 1, 2025
32 South State Street	4.48% paid monthly	24.0	24.0	June 6, 2025
Project Sonic(4)	2.00% + SOFR paid monthly	94.0	94.0	June 9, 2025
One Biscayne(4)	2.45% + SOFR paid monthly	100.0	100.0	July 9, 2025
Spring House Innovation Park(4)	1.36% + SOFR paid monthly	71.2	71.2	July 9, 2025
Reserve at Chino Hills(4)	1.61% + SOFR paid monthly	82.2	82.2	August 9, 2025
Vista Station Office Portfolio(3)	4.20% paid monthly	39.5	39.8	November 1, 2025
Marketplace at Mill Creek	3.82% paid monthly	39.6	39.6	September 11, 2027
Overlook At King Of Prussia	3.82% paid monthly	40.8	40.8	September 11, 2027
Winslow Bay	3.82% paid monthly	25.8	25.8	September 11, 2027
Liberty Park	1.80% + SOFR paid monthly	59.8	59.8	December 9, 2027
1900 K Street, NW(3)	3.93% paid monthly	154.3	155.0	April 1, 2028
Ashford Meadows(5)	5.76% paid monthly	64.6	64.6	October 1, 2028
803 Corday(5)	5.76% paid monthly	62.2	62.2	October 1, 2028
Churchill on the Park(5)	5.76% paid monthly	40.5	40.5	October 1, 2028
Carrington Park(5)	5.76% paid monthly	43.8	43.8	October 1, 2028
Five Oak	1.47% + SOFR paid monthly	44.2	44.2	August 9, 2029
99 High Street(6)	7.90% paid monthly	277.0	277.0	March 1, 2030
Total Principal Outstanding		$1,408.9	$1,634.3
Fair Value Adjustment(7)		(53.1)	(48.8)
Total Loans Payable		$1,355.8	$1,585.5
(1)Debt was extinguished as part of the disposition of the collateral property.
(2)The principal amount of the outstanding debt was paid off during the first quarter of 2025.
(3)The mortgage is adjusted monthly for principal payments.
(4)The loan is collateralized by a mezzanine loan receivable, which is collateralized by the property listed in the above table.
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
As of March 31, 2025, the Account was in compliance with all covenants required by the Credit Agreement.

The following table provides a summary of the key characteristics of the Credit Agreement, as of March 31, 2025:

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
As of March 31, 2025, the Account was in compliance with all covenants required by the note purchase agreements.

The following table provides a summary of the key characteristics of the outstanding senior notes payable, as of March 31, 2025:

	Principal (in millions)	Interest Rate	Maturity Date
Series A	$300.0	3.24%	June 10, 2029
Series B	$200.0	3.35%	June 10, 2032
Series C	$400.0	5.50%	May 30, 2027
Note 13—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Three Months Ended March 31, 2025	Years Ended December 31,
		2024	2023	2022

Per Accumulation Unit Data:
Rental income	$6.732	$28.407	$27.323	$23.751
Real estate property level expenses	3.115	13.098	12.858	11.042
Real estate income, net	3.617	15.309	14.465	12.709
Other income	2.094	7.209	7.539	6.559
Total income	5.711	22.518	22.004	19.268
Interest expense	0.201	1.117	1.339	0.520
Expenses charges(1)	1.103	4.701	4.877	4.601
Investment income, net	4.407	16.700	15.788	14.147
Net realized and unrealized gain (loss) on investments and debt	0.105	(36.511)	(91.657)	28.011
Net increase (decrease) in Accumulation Unit Value	4.512	(19.811)	(75.869)	42.158
Accumulation Unit Value:
Beginning of period	461.243	481.054	556.923	514.765
End of period	$465.755	$461.243	$481.054	$556.923
Total return(2)	0.98%	(4.12)%	(13.62)%	8.19%
Ratios to Average net assets(3):
Expense charges(4)	0.95%	0.99%	0.93%	0.89%
Investment income, net	3.79%	3.52%	3.00%	2.45%
Portfolio turnover rate(3):
Real estate properties(5)	1.7%	2.7%	1.4%	5.6%
Marketable securities(6)	—%	23.6%	21.6%	4.7%
Accumulation Units outstanding at end of period (millions)	47.5	47.8	48.0	52.1
Net assets end of period (millions)	$22,580.6	$22,486.9	$23,618.9	$29,658.1
(1)Expenses per Accumulation Unit reflect the year-to-date Account level expenses, which excludes interest expense on Account-level debt and also excludes real estate property level expenses, which are included in real estate income, net. Expense charges are deducted from the net assets of the Account and include fees for investment management services, administrative services, distribution services, mortality and expense risk charges and liquidity guarantee charges, all of which are described further in Note 2 - Related Party Transactions.
(2)Percentages for the three months ended March 31, 2025 are not annualized.
(3)Percentages for the three months ended March 31, 2025 are annualized.
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
Note 14—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Three Months Ended March 31, 2025	For the Year Ended December 31, 2024

Outstanding:
Beginning of period	47.8	48.0
Credited for premiums	1.7	6.3
Credited for purchase of liquidity units by TIAA	—	0.6
Annuity, other periodic payments, withdrawals and death benefits	(2.0)	(7.1)
End of period	47.5	47.8
Note 15—Commitments and Contingencies
Commitments—As of March 31, 2025 and December 31, 2024, the Account had the following immediately callable commitments to purchase additional interests in its real estate funds or provide additional funding through its loans receivable investments (in millions):

	Commitment Expiration	March 31, 2025	December 31, 2024

Real Estate Funds(1)
JCR Capital - REA Preferred Equity Parallel Fund	02/2024(2)	9.9	11.5
Silverpeak NRE FundCo 3 LLC	12/2026(3)	22.7	31.9
Townsend Group Value-Add Fund	12/2026(4)	29.7	29.7
Silverpeak NRE FundCo LLC	12/2025(5)	3.7	4.3
SP V - II, LLC	09/2029(5)	6.4	6.4
Silverpeak NRE FundCo 2 LLC	12/2026(3)	22.7	22.7
		$95.1	$106.5
Loans Receivable(6)
Project Sonic Senior Loan	06/2025	1.9	1.9
Project Sonic Mezzanine	06/2025	0.6	0.6
One Biscayne Tower Senior Loan	07/2025	25.1	25.1
One Biscayne Tower Mezzanine	07/2025	8.3	8.3
MRA Hub 34 Holding, LLC	08/2025	1.5	1.5
The Reserve at Chino Hills	08/2025	—	0.9
735 Watkins Mill	08/2025	4.6	4.7
		$42.0	$43.0
Real Estate Operating Business
DataBank	03/2025	—	$126.0
		$—	$126.0
TOTAL COMMITMENTS		$137.1	$275.5
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
(4)Commitment terms have expired for these funds, however, outstanding equity to fund are tied to existing deals where the capital will be required. There will be no new deals to fund. Commitment expiration is updated to end of investment terms.
(5)Commitment terms have expired for these funds, however, outstanding equity to fund are tied to existing deals where the capital will be required. There will be no new deals to fund. Commitment expiration is updated to end of investment term. End of investment term is defined as the 10th anniversary of the initial closing.
(6)Advances from the Account can be requested during the commitment period at any time. The commitment expiration date is reflective of the most recent signed agreement between the Account and the borrower, including any side letter agreements. Certain loans contain extension clauses on the term of the loan that do not require the Account's prior consent. If elected, the Account's commitment may be extended through the extension term.
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
Note 16—Subsequent Events
In preparing these financial statements, Management has evaluated events and transactions for potential recognition or disclosure subsequent to March 31, 2025, through May 7, 2025, the date the financial statements were issued.
The following property-related transactions occurred subsequent to March 31, 2025 (in millions):
Real Estate Properties and Joint Ventures
Sales

Property Name	Sales Date	Ownership Percentage	Sector	Location	Net Sales Price(1)	Realized Loss on Sale(2)
Creekside Alta Loma	04/1/2025	100.0%	Multi-family	Cucamonga, CA	$89.4	$(2.2)
Ellipse at Ballston	04/1/2025	100.0%	Office	Arlington, VA	19.5	(91.6)
99 High Street	04/23/2025	100.0%	Office	Boston, MA	220.2	(224.9)
88 Kearny	04/23/2025	100.0%	Office	San Francisco, CA	69.3	(53.6)
(1) The net sales price represents the sales price, less selling expenses.
(2) Majority of the realized gain/(loss) has been previously recognized as unrealized gains (losses) in the Account's Consolidated Statements of Operations.
Financing
Debt payoff

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
99 High Street(1)	04/23/2025	7.90%	Office	03/01/2030	$277.0
Holly Street Village	05/1/2025	3.65%	Multi-family	05/01/2025	81.0
The Henley at Kingstowne	05/1/2025	3.60%	Multi-family	05/01/2025	64.3
(1) The lender agreed to forgive $50.0 million of the original principal balance outstanding and the remaining $227.0 million was assumed by the buyer at the time of purchase.

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	March 31, 2025		December 31, 2024
	Fair Value	% of Net Assets	Fair Value	% of Net Assets

Alabama
Retail	27.2	0.1%	27.0	0.1%
	$27.2	0.1%	$27.0	0.1%
Arizona
Industrial	69.6	0.3%	69.7	0.3%
	$69.6	0.3%	$69.7	0.3%
California
Industrial	3,088.5	13.7%	3,177.9	14.1%
Apartment	1,182.6	5.2%	1,173.3	5.2%
Retail	297.0	1.3%	292.3	1.3%
Office	171.8	0.8%	178.2	0.8%
	$4,739.9	21.0%	$4,821.7	21.4%
Colorado
Industrial	43.2	0.2%	42.8	0.2%
Office	40.3	0.2%	40.3	0.2%
	$83.5	0.4%	$83.1	0.4%
Connecticut
Office	23.8	0.1%	24.2	0.1%
	$23.8	0.1%	$24.2	0.1%
Florida
Apartment	940.8	4.2%	928.4	4.1%
Industrial	725.7	3.2%	723.5	3.2%
Retail	70.5	0.3%	69.8	0.3%
	$1,737.0	7.7%	$1,721.7	7.7%
Georgia
Apartment	369.5	1.6%	369.4	1.7%
Industrial	253.7	1.1%	250.0	1.1%
Retail	132.8	0.6%	132.9	0.6%
	$756.0	3.3%	$752.3	3.4%
Illinois
Industrial	269.3	1.2%	226.9	1.0%
Retail	152.4	0.7%	154.1	0.7%
Apartment	117.3	0.5%	116.2	0.5%
	$539.0	2.4%	$497.2	2.2%
Indiana
Industrial	96.0	0.4%	95.8	0.4%
	$96.0	0.4%	$95.8	0.4%
Maryland
Industrial	82.3	0.4%	80.0	0.4%
Apartment	73.4	0.3%	73.1	0.3%
Retail	62.9	0.3%	62.6	0.3%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	March 31, 2025		December 31, 2024
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
	$218.6	1.0%	$215.7	1.0%
Massachusetts
Office	374.4	1.7%	375.8	1.7%
Industrial	128.2	0.6%	132.3	0.6%
Retail	112.0	0.5%	110.0	0.5%
Apartment	53.0	0.2%	53.2	0.2%
	$667.6	3.0%	$671.3	3.0%
Minnesota
Industrial	133.7	0.6%	134.7	0.6%
Apartment	57.0	0.2%	57.5	0.3%
	$190.7	0.8%	$192.2	0.9%
Nevada
Industrial	91.0	0.4%	—	—%
	91.0	0.4%	—	—%
New Jersey
Industrial	377.8	1.7%	364.7	1.6%
Retail	81.5	0.3%	82.9	0.4%
	$459.3	2.0%	$447.6	2.0%
New York
Apartment	260.1	1.1%	260.2	1.2%
Office	227.3	1.0%	249.3	1.1%
	$487.4	2.1%	$509.5	2.3%
North Carolina
Retail	93.6	0.4%	93.4	0.4%
Apartment	78.9	0.4%	79.9	0.4%
	$172.5	0.8%	$173.3	0.8%
Oregon
Office	61.9	0.3%	66.1	0.3%
Apartment	28.0	0.1%	27.3	0.1%
	$89.9	0.4%	$93.4	0.4%
Pennsylvania
Retail	63.5	0.3%	63.2	0.3%
	$63.5	0.3%	$63.2	0.3%
South Carolina
Apartment	87.5	0.4%	84.6	0.4%
	$87.5	0.4%	$84.6	0.4%
Tennessee
Retail	83.8	0.4%	84.5	0.4%
Industrial	73.9	0.3%	70.7	0.3%
Apartment	38.8	0.2%	40.3	0.2%
	$196.5	0.9%	$195.5	0.9%
Texas
Industrial	1,066.6	4.7%	1,052.3	4.7%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	March 31, 2025		December 31, 2024
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Apartment	558.2	2.5%	608.8	2.7%
Office	554.5	2.5%	520.0	2.3%
Hotel	93.5	0.4%	92.7	0.4%
	$2,272.8	10.1%	$2,273.8	10.1%
Utah
Office	41.8	0.1%	43.7	0.2%
	$41.8	0.1%	$43.7	0.2%
Virginia
Apartment	392.1	1.7%	387.5	1.7%
Retail	130.1	0.6%	129.1	0.6%
Office	96.4	0.4%	97.5	0.4%
	$618.6	2.7%	$614.1	2.7%
Washington
Industrial	583.4	2.6%	569.5	2.5%
Apartment	270.8	1.2%	266.4	1.2%
	$854.2	3.8%	$835.9	3.7%
Washington D.C.
Office	660.5	2.9%	800.5	3.6%
Apartment	301.9	1.4%	300.0	1.3%
	$962.4	4.3%	$1,100.5	4.9%
TOTAL REAL ESTATE PROPERTIES
(Cost: $13,118.1 and $13,290.0)	$15,546.3	68.8%	$15,607.0	69.4%

REAL ESTATE JOINT VENTURES
Location/Sector	March 31, 2025		December 31, 2024
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Arizona
Apartments	33.7	0.1%	—	—%
Land	—	—%	27.5	0.1%
	$33.7	0.1%	$27.5	0.1%
California
Office	543.7	2.4%	500.1	2.2%
Land	70.7	0.3%	68.8	0.3%
Retail	38.1	0.2%	39.7	0.2%
	$652.5	2.9%	$608.6	2.7%
Florida
Retail	404.9	1.8%	393.3	1.8%
	$404.9	1.8%	$393.3	1.8%
Georgia
Apartments	17.8	0.1%	—	—%
Land	—	—%	18.7	0.1%
	$17.8	0.1%	$18.7	0.1%
Maryland
Office	36.7	0.2%	—	—%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE JOINT VENTURES
Location/Sector	March 31, 2025		December 31, 2024
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Retail	16.8	0.1%	17.0	0.1%
Land	—	—%	34.0	0.1%
	$53.5	0.3%	$51.0	0.2%
Massachusetts
Office	161.2	0.7%	159.3	0.7%
	$161.2	0.7%	$159.3	0.7%
Nevada
Retail	405.8	1.8%	380.8	1.7%
	$405.8	1.8%	$380.8	1.7%
New York
Industrial	62.9	0.3%	63.1	0.3%
Apartments	41.7	0.2%	40.2	0.2%
Retail	27.8	0.1%	28.6	0.1%
Office	17.3	0.1%	16.6	0.1%
	$149.7	0.7%	$148.5	0.7%
North Carolina
Apartment	157.3	0.7%	155.8	0.7%
Retail	70.7	0.3%	70.0	0.3%
Office	27.8	0.1%	30.9	0.1%
Land	23.5	0.1%	20.4	0.1%
	$279.3	1.2%	$277.1	1.2%
South Carolina
Apartment	89.8	0.4%	69.3	0.3%
Land	—	—%	18.9	0.1%
	$89.8	0.4%	$88.2	0.4%
Tennessee
Retail	178.8	0.8%	177.9	0.8%
	$178.8	0.8%	$177.9	0.8%
Texas
Office	300.9	1.3%	296.9	1.3%
Industrial	51.5	0.2%	50.1	0.2%
Other(1)	—	—%	0.7	—%
	$352.4	1.5%	$347.7	1.5%
Various(2)
Storage	1,194.8	5.3%	1,197.3	5.3%
Apartment	734.8	3.3%	1,014.7	4.5%
Office	429.5	1.9%	427.0	1.9%
	$2,359.1	10.5%	$2,639.0	11.7%
Foreign(3)
Land	96.0	0.4%	63.8	0.3%
	$96.0	0.4%	$63.8	0.3%
TOTAL REAL ESTATE JOINT VENTURES
(Cost: $5,328.6 and $5,556.8)	$5,234.5	23.2%	$5,381.4	23.9%
(1)Represents residual equity value of the joint venture investment after property disposition.
(2)Properties within these investments are located throughout the United States.
(3)Property is located outside of the United States.

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES
	March 31, 2025		December 31, 2024
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
U.S. treasury securities	753.1	3.3%	510.4	2.3%
U.S. government agency notes	404.8	1.8%	701.4	3.1%
TOTAL MARKETABLE SECURITIES
(Cost: $1,157.9 and $1,211.7)	$1,157.9	5.1%	$1,211.8	5.4%

TOTAL REAL ESTATE FUNDS
(Cost: $894.3 and $798.0)	$832.9	3.7%	$740.3	3.3%

TOTAL REAL ESTATE OPERATING BUSINESS
(Cost: $618.4 and $491.2)	$1,058.8	4.7%	$931.8	4.1%

TOTAL LOANS RECEIVABLE
(Cost: $1,183.3 and $1,181.6)	$782.5	3.5%	$780.0	3.5%

TOTAL LOANS RECEIVABLE WITH RELATED PARTIES
(Cost: $70.1 and $97.8)	$70.1	0.3%	$97.8	0.4%

TOTAL INVESTMENTS
(Cost: $22,370.7 and $22,627.1)	$24,683.0	109.3%	$24,750.1	110.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE ACCOUNT'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Account’s financial condition and results of operations should be read together with the Consolidated Financial Statements and notes contained in this report, the audited Consolidated Financial Statements and accompanying notes contained in the Account’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 6, 2025 (the “Form 10-K”), and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, the section entitled “Item 1A. Risk Factors” of the Account's 2024 Form 10-K and the section entitled “Item 1.A Risk Factors” of this Quarterly Report on Form 10-Q and the Account’s previous Quarterly Reports on Form 10-Q, as such risk factors may be updated in subsequent reports. The past performance of the Account is not indicative of future results.
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
•The Account’s requirement to sell property in the event that TIAA owns too large of a percentage of the Account’s accumulation units, which sales could occur at a time or price that is not optimal for the Account’s returns; and
•The tax rules applicable to the contracts vary and your rights under a contract may be subject to the terms of your employer's retirement plan itself, regardless of the terms of the contract. We cannot provide detailed information on all tax aspects of owning the contracts. Tax rules may change without notice, and we cannot predict whether, when, or how tax rules could change or what, if any, tax legislation will actually be proposed or enacted;
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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended March 31, 2025 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.
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
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. Management intends that the Account will not hold more than 10% of net assets in such securities on a long-term basis. As of March 31, 2025, the Account did not hold any publicly traded REITs or CMBS.
In making commercial real estate investments within the Account, TIAA seeks to make investments that are suitable from a financial perspective, taking into account the potential financial impacts associated with industry recognized environmental, social and governance (“ESG”) criteria to the extent that such criteria are reasonably expected to impact the financial performance of the investment and not to achieve a desired outcome or as an investment qualification or screen.TIAA believes awareness, and, as appropriate, implementation of ESG criteria in commercial real estate holdings is beneficial to total long-term returns for the Account Ultimately, the Account will make an investment decision that incorporates ESG criteria only to the extent that the criteria are reasonably expected to enhance our understanding of the investment’s ability to achieve desired returns for the Account.
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
The portion of the Account’s net assets invested in liquid investments of all types may exceed the upper end of its target, for example, if (i) the Account receives a large inflow of money in a short period of time, in particular due to significant contract owner transfer activity into the Account, (ii) the Account receives significant proceeds from sales or financings of direct real estate assets, (iii) there is a lack of attractive direct real estate investments available on the market, and/or (iv) the Account anticipates more near-term cash needs, including to acquire or improve direct real estate investments, pay expenses or repay indebtedness. Conversely, the portion of the Account's net assets invested in liquid investments of all types may exceed the lower end of its target, for example, during and immediately following periods of significant net contract owner outflows.
Foreign Investments. The Account may also make foreign real estate, foreign real estate-related investments and foreign liquid, fixed-income investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management does not intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of March 31, 2025, the fair value of the Account's foreign real estate investments was $96.0 million, or 0.4% of net assets.
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
FIRST QUARTER 2025 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook

Key Macro Economic Indicators*	Actuals		Forecast
	2024	1Q 2025	2025	2026
Economy(1)
Gross Domestic Product ("GDP")	2.5%	0.6%	0.6%	1.9%
Employment Growth (2)	168	152	51	—
Unemployment Rate	4.1%	4.2%	4.4%	4.9%
Interest Rates(3)
10 Year Treasury	4.6%	4.2%	4.1%	4.3%
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
Global growth forecasts weakened at the start of 2025, as recent shifts in global trade policy have introduced an additional layer of uncertainty into the outlook. Economic activity remained positive in major economies in the first quarter of 2025, but slowing growth in the U.S. and heightened barriers to trade between the U.S and the rest of the world have sapped momentum in the global economy.
In the U.S., the Trump administration introduced a wide range of policy changes during the first quarter, including cutbacks in government spending, tighter controls on immigration, and a series of escalating tariff measures on goods imported from the rest of the world. The rapid pace of policy changes has rattled both consumers and businesses in the economy, and measures of policy uncertainty and market volatility began to surge at the end of the first quarter. Economic activity slowed noticeably as a result, and U.S. GDP grew at an estimated annualized pace of 0.6% in the first quarter of 2025 according to Moody’s Analytics. This is markedly slower than the 2.5% pace in the fourth quarter of 2024 and the slowest pace of quarterly growth since mid-2022. Job growth also slowed in the first quarter, though it remained generally healthy with 152,000 jobs added per month. Current forecasts call for a further slowing of economic and employment growth in 2025, though expectations of future tax cuts have boosted GDP forecasts for 2026.
The sudden change in tariff policy has also raised concerns about a resurgence in inflation in upcoming quarters. Inflation as measured by the Consumer Price Index resumed its downward trend at the start of the year, finishing the first quarter of 2025 at a four year low of 2.4% year-over-year. Core inflation, which excludes volatile food and energy prices, also declined throughout the first quarter and fell below 3% year-over year for the first time since April 2021. However, prices are expected to rise as importers begin to pass higher costs from tariffs on to consumers.
The Federal Reserve has responded to the threat of a resurgence in inflation by pausing its rate-cutting cycle that began in September 2024. After cutting rates three times in the second half of 2024, the central bank held the federal funds rate constant throughout the first quarter. Federal Reserve officials have signaled that they will continue to be cautious before cutting rates further, as they contend with the combination of slowing economic activity and rising prices. Long-term rates stayed elevated at the start of the year, finishing the first quarter at 4.23%.
The shift in U.S. trade policy has had ripple effects throughout the rest of the world, as many other large economies rely heavily on exports to the U.S. to drive economic activity. Other developed Western economies like Canada and Germany already experienced a challenging growth environment and now face the prospect of reduced trade with U.S. consumers and businesses. The European Central Bank has responded to these risks by lowering its target interest rate throughout the first quarter of 2025, continuing the cycle that began in the middle of last year. Despite easing monetary policy, growth in the Eurozone is expected to remain subdued in 2025 after flirting with recession in 2023 and 2024. In Asia, China’s economy grew 5.4% year-over-year in the first quarter of 2024, outpacing expectations and matching the growth experienced at the end of 2024. Much of the outperformance in China was driven by a surge in exports to the U.S. in advance of new tariffs, however, and growth is expected to slow throughout 2025. Policymakers in China have signaled that additional monetary and fiscal stimulus is forthcoming to blunt the effects of rising U.S. tariffs on the Chinese economy. However, the U.S. is the number one export destination for Chinese goods, and deterioration in trade relations between the two economies will likely weigh on growth in 2025.
Real Estate Market Conditions and Outlook
Against this economic backdrop, commercial real estate transaction activity slowed at the start of 2025 after a surge in sales at the end of 2024. According to preliminary data from Real Capital Analytics, sales of commercial properties in the U.S. totaled $87.7 billion in the first quarter, down from $129.6 billion in the fourth quarter of 2024 but 5.4% higher than sales volume in first quarter of 2023. Lending standards for commercial real estate loans have stabilized after tightening in 2023 and early-2024. This has helped drive some of the year-over-year improvement in sales volume, particularly in target areas like industrial, necessity retail and selective alternative property types. Real estate values also stabilized at the start of the year, rising 0.1% from the end of 2024 according to Green Street’s Commercial Property Price Index.
The Account returned 0.98% in the first quarter of 2025 and -0.55% for the last twelve months. The Account had slight appreciation in property values in the first quarter of 2025 and property fundamentals remain strong. Future transaction activity will be consistent with the Account’s multi-year strategy of reducing exposure to segments characterized by high capital expenditures and anticipated underperformance, such as traditional office and regional malls, and increasing allocations to lower capex and anticipated outperforming sectors like industrial, housing, necessity retail and alternatives. The Account will recycle capital into sectors that are anticipated to outperform while addressing areas of allocation divergence with benchmark.
Data for the Account’s top five markets in terms of market value as of March 31, 2025 are provided below. The five markets presented below represent 40.9% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 89.6% leased.

Top 5 Metro Areas by Fair Market Value	Account % Leased	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio*	Metro Area Fair Value as a % of Total Investments*
Riverside-San Bernardino-Ontario, CA	91.4%	7	9.6%	8.1%
Washington-Arlington-Alexandria, DC-VA-MD-WV	88.6%	19	9.0%	7.6%
Los Angeles-Long Beach-Anaheim, CA	85.2%	20	8.6%	7.3%
Dallas-Fort Worth-Arlington, TX	94.1%	11	7.7%	6.4%
Atlanta-Sandy Springs-Roswell, GA	94.2%	8	6.0%	5.0%
*Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.
Office
The traditional office sector continues to contend with the combination of structural shifts caused by work-from-home trends and cyclical headwinds stemming from the increased cost of capital caused by higher interest rates and an uncertain near-term macroeconomic outlook. Though several bellwether firms have called workers back to the office full time, most firms continue to favor hybrid work schedules for now. Supply growth continued to weaken last quarter from already low levels at the end of 2024, but office vacancies remain elevated because of muted demand. Higher-quality office buildings in prime locations have seen continued interest from tenants as the flight towards quality for tenants remains a trend. In addition, alternatives in the office sector, such as medical outpatient buildings, face less of a threat from work-from-home shifts and benefit from significant demographic tailwinds.
The office vacancy rate for the U.S. markets held steady at 13.9% in the first quarter of 2025, as reported by CoStar. Leasing activity declined to 83.5% in the first quarter of 2025, representing a 1.2% decrease from the fourth quarter of 2024. This drop reflects continued issues in the office sector, including economic uncertainty, reduced construction activity and interest rate fluctuations. The vacancy rate within the Account’s office portfolio increased from 15.3% in the fourth quarter of 2024 to 16.5% in the first quarter of 2025, primarily driven by lease expirations. Decreased vacancy in Washington, Dallas and Houston has primarily driven increased leasing activity. Increases in San Diego and Boston are due to stabilization challenges as re-leasing vacated space is challenging for those markets.

			Account Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	Q1 2025	Q4 2024	Q1 2025	Q4 2024
All Office			16.5%	15.3%	13.9%	13.9%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$793.6	3.2%	15.6%	18.5%	17.1%	17.1%
San Diego-Carlsbad, CA	538.1	2.2%	2.0%	1.5%	12.6%	11.7%
Boston-Cambridge-Newton, MA-NH	535.6	2.2%	15.5%	12.3%	14.0%	13.7%
Dallas-Fort Worth-Arlington, TX	522.5	2.1%	8.7%	10.8%	17.8%	18.0%
Houston-The Woodlands-Sugar Land, TX	300.9	1.2%	5.0%	7.4%	19.7%	19.8%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account's vacancy is defined as the percentage of unleased square footage.
Industrial
Industrial fundamentals began to stabilize at the start of 2025, as the pace of supply growth continued to slow down after unprecedented growth in 2023 and early-2024. Demand for industrial space remained muted during the first quarter as the sector continued to contend with macroeconomic headwinds, but vacancy rates in the sector increased only modestly due to the dwindling pace of supply growth. Data on construction starts suggests that supply growth will continue to slow further throughout 2025, and vacancy should remain around historical norms throughout the years. Over the medium and long term, industrial real estate still benefits from secular tailwinds from e-commerce which should propel demand in different phases of the cycle. However, changes in trade policy are likely to disrupt global supply, which will pressure industrial demand in some markets and open opportunities in others.
The national industrial vacancy rate was 6.9% in the first quarter of 2025, compared to 6.8% in the previous quarter, as reported by CoStar. The average vacancy rate of the industrial properties held by the Account increased from 8.4% in the fourth quarter of 2024 to 8.5% in the first quarter of 2025, due to minimal lease expirations. The decrease in vacancy in the Los Angeles metro area is attributed to increased leasing activity. In contrast, the Seattle and Miami metro areas experienced rising vacancy rates due to lease expirations.

			Account Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	Q1 2025	Q4 2024	Q1 2025	Q4 2024
All Industrial			8.5%	8.4%	6.9%	6.8%
Riverside-San Bernardino-Ontario, CA	$1,909.6	7.7%	8.7%	8.7%	7.1%	7.4%
Dallas-Fort Worth-Arlington, TX	709.7	2.9%	1.9%	1.9%	9.1%	9.6%
Los Angeles-Long Beach-Anaheim, CA	594.5	2.4%	15.6%	18.0%	5.8%	6.0%
Seattle-Tacoma-Bellevue, WA	583.4	2.4%	13.3%	12.1%	7.6%	7.5%
Miami-Fort Lauderdale-West Palm Beach, FL	552.7	2.2%	3.5%	1.5%	5.6%	5.3%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account's vacancy is defined as the percentage of unleased square footage.

Multi-Family
The multifamily sector continued to experience strong demand in the first quarter of 2025, helping absorb the record level of supply growth that caused vacancy rates to increase in the first half of 2024. US apartment demand has now outpaced supply since the second quarter of 2024. Elevated home prices and mortgage rates have pressured home affordability throughout 2024, and the cost premium for owning vs renting has never been higher. This has supported demand in the apartment rental market as families are increasingly looking towards multifamily options. The multifamily sector is experiencing a significant decrease in construction starts, which will ease supply pressure in the coming quarters and continue to support the sector.
The national apartment vacancy rate decreased to 4.8% in the first quarter of 2025 compared to 5.2% in the previous quarter, as reported by Real Page. The vacancy rate of the Account’s apartment properties decreased from 5.5% in the fourth quarter of 2024 to 5.1% in the first quarter of 2025. This decline is primarily attributable to property dispositions during the period.

			Account Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	Q1 2025	Q4 2024	Q1 2025	Q4 2024
All Apartment			5.1%	5.5%	4.8%	5.2%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$767.4	3.1%	4.5%	4.8%	4.0%	4.2%
Los Angeles-Long Beach-Anaheim, CA	709.6	2.9%	3.9%	4.7%	4.2%	4.4%
Miami-Fort Lauderdale-West Palm Beach, FL	488.7	2.0%	3.2%	3.7%	4.4%	5.0%
Atlanta-Sandy Springs-Roswell, GA	369.5	1.5%	5.2%	4.7%	6.3%	7.2%
Charlotte-Concord-Gastonia, NC-SC	337.7	1.4%	5.5%	4.9%	6.0%	6.4%
*Source: Real Page Market vacancy is defined as the percentage of space available for rent. The Account's vacancy is defined as the percentage of unleased square footage.
Retail
Fundamentals in the retail sector remained healthy at the start of the year, as a lack of new supply and solid demand have kept occupancy rates high. Vacancy rates for open-air retail increased slightly but remained near historic lows in the 1st quarter, and vacancy in the mall sector continued to improve from recent highs. Class A malls remain primed for outperformance and will continue to attract desirable tenants and a larger share of retail sales. Retailers across several industries are likely to feel pressured by recent tariff hikes, but tenants in necessity-based retail should prove to be resilient as the U.S. economy slows in the near term. Over the medium and long term, well-

located mixed used opportunities represent attractive targets for investment, particularly in dense, high-income population nodes.
The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers, which tend to have higher vacancy rates than the overall national retail market. The Account has over 1,100 retailers across its portfolio, with its largest retail exposure comprising less than 5.0% of total retail rentable area. The retail portfolio is managed to minimize significant exposure to any single retailer. The national vacancy rate for retail rose to 4.2% in the first quarter of 2025, up from 4.1% in the prior quarter. The average vacancy rate of the retail properties held by the Account decreased from 7.4% to 7.3% over the same period. The modest increase in vacancy within the lifestyle and mall segment was primarily driven by retailers downsizing their physical store space, particularly in traditional mall settings. In contrast, the neighborhood, community and strip center sector experienced a decline in vacancy, supported by a significant lease commencement during the quarter, including a Publix supermarket in the Miami metro area.

			Account Vacancy		Market Vacancy*
	Total Exposure ($M)	% of Total Investments	Q1 2025	Q4 2024	Q1 2025	Q4 2024
All Retail			7.3%	7.4%	4.2%	4.1%
Lifestyle & Mall	$1,173.8	4.8%	4.5%	4.2%	8.6%	8.7%
Neighborhood, Community & Strip	937.1	3.8%	8.9%	9.6%	5.8%	5.6%
Power Center**	322.4	1.3%	16.4%	16.4%	4.4%	4.2%
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
Hotel
Driven by a resurgence in business travel and favorable seasonal demand, the hotel sector maintained strong occupancy levels in the first quarter of 2025, despite inflation and rising costs of travel. Occupancy is expected to remain steady throughout the remainder of the year, supported by stabilized demand across the sector.
The Account's exposure to the hospitality sector is limited to one hotel in the Dallas metro area. The hotel is located in a business park in the Dallas metro area and caters largely to business travelers. Key metrics to track hotel performance include occupancy, the average daily rate (“ADR”) and revenue per available room (“RevPAR”). For the quarter ended March 31, 2025, occupancy of the property increased to 64.0%, as compared to 56.8% in the previous quarter. ADR and RevPAR were $164.45 and $181.34, respectively, for the first quarter of 2025, as compared to $158.83 and $167.60, respectively, in the prior quarter.
INVESTMENTS
As of March 31, 2025, the Account had total net assets of $22.6 billion, a 0.4% increase from December 31, 2024.
As of March 31, 2025, the Account held 84.2% of its total investments in real estate and real estate joint ventures. The Account also held a real estate operating business representing 4.3% of total investments, investments in loans receivable, including those with related parties, representing 3.4% of total investments, real estate funds representing 3.4% of total investments, U.S treasury securities representing 3.1% of total investments, and U.S. government agency notes representing 1.6% of total investments.
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of March 31, 2025 was $1.1 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $2.7 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the Consolidated Schedules of Investments. As of March 31, 2025, the total outstanding principal on the Account’s portfolio was $5.0 billion, inclusive of loans payable within the joint venture investments, $347.4 million in loans collateralized by a loan receivable, and $900.0 million in senior notes payable. This amount represented a loan-to-value ratio of 18.0%.
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
The following table lists the Account's ten largest investments as of March 31, 2025. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Concentrations of Risk.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Simpson Housing Portfolio	80%	Various	U.S.A	Apartment	$1,002.4	$392.0	$610.4	4.3%	3.7%
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	981.5	—	981.5	4.2%	3.6%
Fashion Show	50%	Las Vegas	NV	Retail	815.4	414.2	401.2	3.5%	3.0%
Storage Portfolio II	90%	Various	U.S.A	Storage	583.0	164.7	418.3	2.5%	2.1%
The Florida Mall	50%	Orlando	FL	Retail	561.2	298.9	262.3	2.4%	2.1%
Lincoln Centre	100%	Dallas	TX	Office	487.2	—	487.2	2.1%	1.8%
Dallas Industrial Portfolio	100%	Dallas	TX	Industrial	483.8	—	483.8	2.1%	1.8%
1001 Pennsylvania Avenue	100%	Washington	DC	Office	468.1	—	468.1	2.0%	1.7%
Seavest MOB	98%	Various	U.S.A	Office	390.4	153.6	236.8	1.7%	1.4%
Great West Industrial Portfolio	100%	Rancho Cucamonga	CA	Industrial	389.0	—	389.0	1.6%	1.4%
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

Results of Operations
Three months ended March 31, 2025 compared to three months ended March 31, 2024
Net Investment Income
The following table shows the results of operations for the three months ended March 31, 2025 and 2024 and the dollar and percentage changes for those periods (dollars in millions).

	For the Three Months Ended March 31,		Change
	2025	2024	$	%
		2
Real estate income, net:
Rental income	$321.8	$350.1	$(28.3)	(8.1)%
Real estate property level expenses:
Operating expenses	82.9	90.5	(7.6)	(8.4)%
Real estate taxes	45.9	51.1	(5.2)	(10.2)%
Interest expense	20.1	22.4	(2.3)	(10.3)%
Total real estate property level expenses	148.9	164.0	(15.1)	(9.2)%
Real estate income, net	172.9	186.1	(13.2)	(7.1)%
Income from real estate joint ventures	51.5	42.5	9.0	21.2%
Income from real estate funds	12.2	8.4	3.8	45.2%
Interest income	36.4	30.9	5.5	17.8%
TOTAL INVESTMENT INCOME	273.0	267.9	5.1	1.9%
Expenses:
Investment management charges	18.6	20.6	(2.0)	(9.7)%
Administrative charges	15.4	20.2	(4.8)	(23.8)%
Distribution charges	3.1	3.7	(0.6)	(16.2)%
Liquidity guarantee charges	15.6	16.2	(0.6)	(3.7)%
Interest expense	9.6	17.0	(7.4)	(43.5)%
TOTAL EXPENSES	62.3	77.7	(15.4)	(19.8)%
INVESTMENT INCOME, NET	$210.7	$190.2	$20.5	10.8%
The table below illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the three months ended March 31, 2025 and 2024, "same property", as compared to the comparative increases or decreases associated with the acquisition and disposition of properties made in either period.

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2025	2024	$	%	2025	2024	$	%	2025	2024	$	%
Same Property	$302.4	$299.2	$3.2	1.1%	$77.1	$76.3	$0.8	1.0%	$43.8	$41.9	$1.9	4.5%
Properties Acquired	7.2	—	7.2	N/M	2.6	—	2.6	N/M	0.6	—	0.6	N/M
Properties Sold	12.2	50.9	(38.7)	(76.0)%	3.2	14.2	(11.0)	(77.5)%	1.5	9.2	(7.7)	(83.7)%
Impact of Properties Acquired/Sold	19.4	50.9	(31.5)	(61.9)%	5.8	14.2	(8.4)	(59.2)%	2.1	9.2	(7.1)	(77.2)%
Total Property Portfolio	$321.8	$350.1	$(28.3)	(8.1)%	$82.9	$90.5	$(7.6)	(8.4)%	$45.9	$51.1	$(5.2)	(10.2)%

N/M—Not meaningful

Rental Income:
Rental income decreased by $28.3 million, or 8.1%, when compared to the first quarter of 2024, primarily due to property dispositions in 2024, as indicated in the table above, offset by rent escalations and a decline in rent concessions during the current period.
Operating Expenses:
Operating expenses decreased $7.6 million, or 8.4%, when compared to the first quarter of 2024 primarily due to property dispositions, as indicated in the table above, offset by an increase in repair and maintenance, utility and other service related costs in the industrial and retail sectors.
Real Estate Taxes:
Real estate taxes decreased $5.2 million, or 10.2%, when compared to the same quarter in 2024, driven by property dispositions as indicated in the table above, offset by an increase in real estate taxes due to rising property values in the industrial sector.
Interest Expense:
Interest expense decreased $2.3 million, or 10.3%, primarily due to lower average outstanding principal balance on loans payable, as compared to the same quarter in 2024.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures increased $9.0 million, or 21.2%, when compared to the same quarter in 2024, as a result of higher distributed income from a retail property located in Orlando, FL, a multi-family portfolio located in various locations and an office portfolio located in San Diego, CA. Higher distributed income is the result of lower expenses paid by the Account's joint ventures.
Income from Real Estate Funds:
Income from real estate funds increased $3.8 million, or 45.2%, when compared to the same quarter in 2024, primarily as a result of higher dividends received from two of the Account's real estate fund investments. Higher dividends are attributable to lower expenses paid by the Account's real estate funds.
Interest Income:
Interest income increased $5.5 million, or 17.8%, in comparison to the same quarter of 2024, due to an increase in the Account's short term security portfolio and higher yields on interest rates.
Expenses:
Investment management, administrative and distribution expenses charged to the Account by TIAA and its affiliates are changed on an at-cost basis and are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. Investment management expenses decreased by $2.0 million when compared to the prior year first quarter due to a reduction in the Account's total investments. Administrative expenses and Distribution charges decreased $4.8 million and $0.6 million when compared to the prior year first quarter due to lower average net assets.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. There were no mortality and expense risk expenses charged by TIAA in the comparative periods. Liquidity guarantee expenses were $0.6 million lower than the comparable period of 2024 as a result of lower average net assets.
Interest expense on the Account's unsecured debt decreased $7.4 million when compared to the same quarter of 2024, due to a lower average outstanding principal balance on the Account's credit facility and senior notes payable.

Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized losses on investments and debt for the three months ended March 31, 2025 and 2024 and the dollar and percentage changes for those periods (millions).

	For the Three Months Ended March 31,		Change
	2025	2024	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized (loss) gain on investments:
Real estate properties	$(187.4)	$64.5	$(251.9)	(390.5)%
Real estate joint ventures	9.5	(7.8)	17.3	221.8%
Real estate funds	—	13.0	(13.0)	(100.0)%
Loans receivable	—	(139.0)	139.0	100.0%
Total realized loss on investments	(177.9)	(69.3)	(108.6)	(156.7)%
Net change in unrealized gain (loss) on:
Real estate properties	111.2	(645.9)	757.1	117.2%
Real estate joint ventures	81.1	(186.7)	267.8	143.4%
Real estate funds	(3.7)	(15.7)	12.0	76.4%
Real estate operating business	(0.2)	56.0	(56.2)	(100.4)%
Marketable securities	(0.1)	—	(0.1)	N/M
Loans receivable	0.8	43.9	(43.1)	(98.2)%
Loans receivable with related parties	—	0.5	(0.5)	(100.0)
Loans payable	4.3	(8.8)	13.1	148.9%
Other unsecured debt	(6.5)	9.8	(16.3)	(166.3)%
Net change in unrealized gain (loss) on investments and debt	186.9	(746.9)	933.8	125.0%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT	$9.0	$(816.2)	$825.2	101.1%
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized losses of $76.2 million during the first quarter of 2025, compared to $581.4 million of net realized and unrealized losses during the comparable quarter of 2024. Current period realized losses in the first quarter of 2025 were primarily attributable to the dispositions of a multi-family property in Texas and an office property in Washington, DC. Unrealized gains were largely attributable to multi-family and industrial properties, due to stabilized demand and compressed capitalization rates.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized gains of $90.6 million during the first quarter of 2025, compared to $194.5 million of net realized and unrealized losses during the first quarter of 2024. Unrealized gains for the current quarter were primarily driven by the Account's joint venture investments in the office and retail sectors, reflecting reduced leasing concessions and improved asset specific performances. The realized gain recognized during the quarter resulted from the disposition of five student housing properties located in Texas, North Carolina, Indiana and Florida. In contrast, losses in the previous year first quarter were driven by unfavorable market conditions and reduced tenant demand, plus the sale of a retail property in Florida.
Real Estate Funds:
Real estate funds experienced net realized and unrealized losses of $3.7 million during the first quarter of 2025, compared to $2.7 million of net realized and unrealized losses during the comparable period of 2024. Unrealized losses in the first quarter of 2025 were driven by unfavorable changes in capitalization rates and downward revisions to projected cash flow, resulting in unfavorable valuations for the Account's real estate fund investments.

Real Estate Operating Business:
The Account's real estate operating business experienced unrealized losses of $0.2 million during the first quarter of 2025, compared to $56.0 million of unrealized gains in the first quarter of 2024, which were favorable due to market pricing and expected growth. Unrealized loss in the first quarter of 2025 was the result of a slightly unfavorable valuation during the quarter.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced net realized and unrealized gains of $0.8 million during the first quarter of 2025, compared to $94.6 million of net realized and unrealized losses during the comparable quarter of 2024. Current period unrealized gains are mainly attributed to the favorable valuations of four loans during the period. The appraised values of the collateral asset properties were higher than the principal value of the loans, which resulted in the favorable valuation of the loans receivable. The comparable period net losses were attributed to a defaulted loan receivable and a loan paid off by the borrower.
Loans Payable:
Loans payable experienced unrealized gains of $4.3 million in the first quarter of 2025, compared to $8.8 million of unrealized losses during the comparable quarter of 2024. The unrealized gains in the first quarter of 2025 are attributable to the disposition of a property associated with mortgage debt in Washington, DC, tightened credit spreads and increase in market interest rates.
Other Unsecured Debt:
The Account's other unsecured debt experienced unrealized losses of $6.5 million in the first quarter of 2025, compared to $9.8 million of unrealized gains during the comparable quarter of 2024. The current period loss is attributable to unfavorable changes in the risk-free yield curve and changes in market assumptions due to political pressures, whereas the prior period unrealized gain was attributable to advantageous changes in the risk-free yield curve.
Liquidity and Capital Resources
As of March 31, 2025 and December 31, 2024, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $1.2 billion and $1.4 billion, respectively (5.4% and 6.0% of the Account’s net assets at such dates, respectively). The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and contract owner redemption requests (i.e., contract owner transfers, withdrawals or benefit payments). In addition, as disclosed in the Account's 2024 Form 10-K, the Account is able to meet its short-term and long-term liquidity needs through cash provided by operating activities, the available capacity on its credit facility and the liquidity guarantee provided by TIAA as described below.
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
Although the Account experienced mixed net contract owner outflows and inflows during the first quarter of 2025, the TIAA General Account was not required to purchase any liquidity units this period. TIAA's ownership is approximately 3.90% of the outstanding accumulation units of the Account as of March 31, 2025. The independent fiduciary, which has the right to adjust the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”), has established the trigger point at 45% of the outstanding accumulation units.

Net Investment Income
Net investment income continues to be an additional source of liquidity for the Account. Net investment income was $210.7 million for the three months ended March 31, 2025, as compared to $190.2 million for the comparable period of 2024. The increase in total net investment income is described more fully in the Results of Operations section.
Leverage
As of March 31, 2025, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments, senior notes payable and any loans outstanding on the Account's Credit Agreement) to total gross asset value (i.e., a "loan -to-value ratio") was 18.0%. The Account intends to maintain its loan-to-value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s net equity interest in joint ventures), with no reduction associated with any indebtedness on such assets.
The Account's credit facility, which is a $1.4 billion unsecured line of credit, is used to facilitate near-term investment objectives, as further described in Note 11—Credit Facility. As of March 31, 2025, the Account had fully repaid its line of credit, resulting in no outstanding balance. The Account exercised its first of three extension options to extend the facility's termination date to September 20, 2025, subject to customary representations, warranties and closing conditions.
As of March 31, 2025, total principal for mortgages on properties held directly by the Account, four collateralized by a loan receivable, and senior notes payable are $2.3 billion. There are eight mortgage obligations secured by real estate investments wholly-owned by the Account, totaling $556.3 million, that are scheduled to mature within the next twelve months. The Account currently has sufficient liquidity in the form of cash and cash equivalents, short-term securities, and available capacity on the Account's line of credit that can be drawn to meet its current mortgage obligations.
In times of high net inflow activity, in particular during times of high net contract owner transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan-to-value ratio.
Statements of Cash Flows
The following table sets forth the Account's sources and uses of cash flows for the three months ended March 31, 2025 and 2024 (in millions):

	As of March 31,
	2025	2024
Cash flows provided by (used in):
Operating activities	$246.0	$197.4
Financing activities	$(351.4)	$(171.5)
The following provides information regarding the Account's cash flows from operating and financing activities for the three months ended March 31, 2025.
Operating Activities: The Account's operating cash flows are primarily impacted by net investment income and the purchase or sale of investments and debt. Cash provided by operating activities for the three months ended March 31, 2025, as compared to the prior year period, increased by approximately $48.6 million, primarily driven by:
•$276.2 million of proceeds from joint venture distributions and payoff of loan receivable from related parties, compared to first quarter of prior year. This increase was partially offset by $122.7 million in purchases of real estate properties, compared to none in prior year quarter, and $269.6 million in contributions to the Account's operating business, real estate funds, and joint ventures, compared to $83.2 million in contributions made during the same period in 2024.

Financing Activities: The Account's financing cash flows are primarily impacted by contract owner transactions and repayments of debt. For the period ended March 31, 2025, cash used in financing activities increased $179.9 million compared to the comparable period in 2024, primarily driven by:
•Prior period purchase of liquidity units by the TIAA General Account of $242.7 million compared to no liquidity units purchased by the TIAA General Account in the current period and
•An increase in net debt repayments of $77.2 million, partially offset by:
•An improvement in net contract owner inflows of $140.0 million.
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
A summary of the Account's outstanding debt is as follows (in millions):

	March 31, 2025		December 31, 2024
	Principal Balance	% of Total	Principal Balance	% of Total
Secured	$1,408.9	61.0%	$1,634.3	64.5%
Unsecured	900.0	39.0%	900.0	35.5%
Total	$2,308.9	100.0%	$2,534.3	100.0%
Fixed Rate Debt:
Secured	$957.5	41.5%	$1,182.9	46.7%
Unsecured	900.0	39.0%	900.0	35.5%
Fixed Rate Debt	$1,857.5	80.5%	$2,082.9	82.2%
Floating Rate Debt:
Secured	$451.4	19.5%	$451.4	17.8%
Floating Rate Debt	$451.4	19.5%	$451.4	17.8%
Total	$2,308.9	100.0%	$2,534.3	100.0%

Recent Transactions
The following describes property and property-related transactions by the Account during the first quarter of 2025. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease.
Real Estate Properties and Joint Ventures
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price(1)
101 E Crossroads Parkway	01/07/2025	100.00%	Industrial	Bolingbrook, IL	$32.5
Reno Industrial Portfolio	01/16/2025	100.00%	Industrial	Reno, NV	90.1
(1) Represents the purchase price net of closing costs.
Sales

Property Name	Transaction Date	Ownership Percentage	Sector	Location	Net Sales Price(1)	Realized (Loss) Gain on Disposition(2)
The Phoenician	02/04/2025	100.00%	Multi-family	Houston, TX	$49.5	$(10.6)
1401 H Street NW	03/13/2025	100.00%	Office	Washington, DC	124.0	(179.5)
Park on Morton(3)	03/19/2025	97.00%	Multi-family	Bloomington, IN	68.5	10.8
Aspen Heights(3)	03/19/2025	97.00%	Multi-family	Austin, TX	74.9	(6.5)
Cabana Beach San Marcos(3)	03/19/2025	97.00%	Multi-family	San Marcos, TX	49.4	(3.0)
The Theory(3)	03/19/2025	97.00%	Multi-family	Raleigh, NC	81.5	17.1
Cabana Beach Gainesville(3)	03/19/2025	97.00%	Multi-family	Gainesville, FL	62.8	(8.6)
(1) Represents the sales price, less selling expenses.
(2) Majority of the realized gain (loss) was previously recognized as unrealized gains (losses) in the Account's Consolidated Statements of Operations.
(3)    Property was held in THP Student Housing Portfolio.
Financings
Debt Payoff

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
Circa Green Lake	03/05/2025	3.71%	Multi-family	03/05/2025	$52.0
Union - South Lake Union	03/05/3035	3.66%	Multi-family	03/05/2025	57.0
1401 H. Street NW	03/13/2025	7.00%	Office	02/05/2025	115.0
Park on Morton(1)	03/19/2025	6.10%	Multi-family	06/30/2026	26.9
Cabana Beach San Marcos(1)	03/19/2025	4.43%	Multi-family	11/01/2025	22.8
(1)    Property was held in THP Student Housing Portfolio.
Loan Receivable
Payoff

Description	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
Park on Morton - Debt Asset	03/19/2025	6.10%	Multi-family	06/30/2026	$27.7

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
There have been no material changes to the Account's critical accounting policies described in the Account's Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint ventures, funds, an operating business and loans receivable, including those with related parties, which, as of March 31, 2025, represented 95.3% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:
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
As of March 31, 2025, 4.7% of the Account’s total investments were comprised of marketable securities. Marketable securities may include high-quality debt instruments (i.e., government agency notes and U.S. treasury securities) and REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements of the Account's 2024 Form 10-K. As of March 31, 2025, the Account does not invest in derivative financial instruments, although it does engage in hedging activity related to foreign currency denominated investments.
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
In addition to these risks, real estate equity securities (such as REIT stocks and mortgage-backed securities) would be subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. For more information on the risks associated with all of the Account’s investments, see Item 1A. Risk Factors, of the Form 10-K for the year ended December 31, 2024, as such risk factors may be updated in Item 1A of this Form 10-Q or in subsequent reports.
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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2025. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
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
ITEM 1A. RISK FACTORS.
Continued liquidity challenges could adversely impact the Account’s operations, financial condition, growth and prospects and continue to trigger the Account’s Liquidity Guarantee
The Account requires sufficient liquidity to fund ongoing Account-level loan and debt commitments to make payments on its debt obligations as they become due, satisfy contract owner redemption requests, fund purchases and maintenance of portfolio properties, and meet other cash and contractual commitments. Starting in late 2023, the Account experienced a decrease in liquid assets, which was largely due to a spike in contract owner redemption requests (i.e., contract owner withdrawals or benefit payments), influenced by negative trends in the U.S commercial real estate market. These trends were exacerbated by higher interest rates that adversely affected property values. TIAA was required to trigger the Liquidity Guarantee by purchasing liquidity units beginning August 31, 2023 through the second quarter of 2024. The pace of net contract owner outflows has slowed over the period covered by this report and no additional liquidity units were purchased during the first quarter of 2025; however, any reversal or adverse change in the pace or scope of these outflows in future fiscal quarters or periods could have a material adverse effect on the Account’s business, financial condition and results of operations.
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
(2) Form of Contract Endorsement for Internal Transfer Limitation[25]
	(D)	(1) Form of Non-ERISA Retirement Choice Plus Contract[9]
(2) Form of Non-ERISA Retirement Choice Plus Certificate[9]
	(E)	(1) Form of Trust Company Retirement Choice Contract[10]
(2) Form of Trust Company Retirement Choice Certificate[10]
(3) Form of Trust Company Retirement Choice Contract[26]
(4) Form of Trust Company Retirement Choice Certificate[27]
	(F)	(1) Form of Trust Company Retirement Choice Plus Certificate[11]
(2) Form of Trust Company Retirement Choice Plus Contract[11]
(3) Form of Trust Company Retirement Choice Plus Contract[28]
(4) Form of Trust Company Retirement Choice Plus Certificate[29]
(G)
Form of Income Test Drive Endorsement for Retirement Annuity Contracts. After-Tax Retirement Annuity Contracts, Supplemental Retirement Annuity Contracts and IRA Contracts (including Rollover IRA, Contributory IRA, Roth IRA, OneIRA)[14]

(H)
Form of Income Test Drive Endorsement for Group Retirement Annuity Certificates, Group Supplemental Retirement Annuity Certificates, Keogh Certificates, Retirement Choice Certificates, Retirement Choice Plus Certificates, Non-ERISA Retirement Choice Plus Certificates, Trust Retirement Choice Certificates, and Trust Retirement Choice Plus Certificates[15]

	(I)	Form of OneIRA Non-Qualified Deferred Annuity Contract (and Rate Schedule)[16]
	(J)	(1) Form of Endorsement to Retirement Choice and Retirement Choice Plus Contracts for Custom Portfolios[17]
(2) Form of Endorsement to Retirement Choice and Retirement Choice Plus Certificates for Custom Portfolios[17]
	(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate[18]
	(L)	(1)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Annuity Contract[19]
(2)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Plus Annuity Contract[19]
	(M)	Form of Retirement Plan Loan Endorsement to Group Retirement Annuity Certificate[20]
	(N)	Form of Retirement Plan Loan Endorsement to Retirement Annuity Contract[21]
	(O)	Form of Retirement Plan Loan Endorsement to Supplemental Retirement Annuity Contract[22]
	(P)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[23]
	(Q)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[24]
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of February 21, 2018, between TIAA, on behalf of the Registrant, and RERC, LLC[12]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.[8]
	(C)	Independent Fiduciary Letter Agreement, dated as of February 10, 2022, between TIAA, on behalf of the Registrant, and Situs AMC Real Estate Valuation Services, LLC.[13]
	(D)	Form of Note Purchase agreement, dated as of June 10, 2022, by and between TIAA, on behalf of the registrant, and the purchasers party thereto.[30]
	(E)	Form of Note Purchase agreement, dated as of March 21, 2023, by and between TIAA, on behalf of the registrant, and the purchasers party thereto.[31]

	(F)	First Amendment to the Custodian Agreement, dated as of September 25, 2024 by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.[32]
(19)		TIAA Enterprise Material Non-Public Information and Insider Trading Policy[33]
(31)		Rule 13a - 14(a) Certifications*
(32)		Rule 13a - 14(b) and Section 1350 Certifications*
(101)
The following financial information from the Quarterly Report on Form 10-Q for the period ended March 31, 2025 (Unaudited), formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities as of March 31, 2025 (Unaudited), (ii) the Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 (Unaudited), (iii) the Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2025 and 2024 (Unaudited), (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (Unaudited), and (v) the Notes to the Consolidated Financial Statements (Unaudited).**

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
(12)Previously filed and incorporated by reference to Exhibit 10.1 to the Account’s Current Report on Form 8-K, filed with the Commission on March 1, 2018 (File No. 33-92990).
(13)Previously filed and incorporated by reference to Exhibit 10.1 to the Account's Current Report on Form 8-K, filed with the Commission on February 16, 2022 (File No. 33-92990).
(14)Previously filed and incorporated herein by reference to Exhibit 4(G) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 333-216849).
(15)Previously filed and incorporated herein by reference to Exhibit 4(H) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 333-216849).
(16)Previously filed and incorporated herein by reference to Exhibit 4(I) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 333-216849).
(17)Previously filed and incorporated herein by reference to Exhibit 4(J)(1) and 4(J)(2) to the Account’s Current Report on Form 10-K, filed with the Commission on March 14, 2019 (File No. 33-92990).
(18)Previously filed and incorporated herein by reference to Exhibit 4(K) to the Account’s Current Report on Form 10-K, filed with the Commission on March 14, 2019 (File No. 33-92990).
(19)Previously filed and incorporated herein by reference to Exhibit 4(L)(1) and 4(L)(2) to the Account's Current Report on Form 10-K, filed with the Commission on March 12, 2020 (File No. 33-92990).
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
(25)Previously filed and incorporated herein by reference to Exhibit 4(C)(2) to the Account’s Current Report on Form 10-K, filed with the Commission on March 9, 2023 (File No. 33-92990).
(26)Previously filed and incorporated herein by reference to Exhibit 4(E)(3) to the Account’s Current Report on Form 10-K, filed with the Commission on March 9, 2023 (File No. 33-92990).
(27)Previously filed and incorporated herein by reference to Exhibit 4(E)(4) to the Account’s Current Report on Form 10-K, filed with the Commission on March 9, 2023 (File No. 33-92990).
(28)Previously filed and incorporated herein by reference to Exhibit 4(F)(3) to the Account’s Current Report on Form 10-K, filed with the Commission on March 9, 2023 (File No. 33-92990).
(29)Previously filed and incorporated herein by reference to Exhibit 4(F)(4) to the Account’s Current Report on Form 10-K, filed with the Commission on March 9, 2023 (File No. 33-92990).
(30)Previously filed and incorporated herein by reference to Exhibit 10(C) to the Account’s Current Report on Form 10-Q, filed with the Commission on August 5, 2022 (File No. 33-92990).
(31)Previously filed and incorporated herein by reference to Exhibit 10(C) to the Account’s Current Report on Form 10-Q, filed with the Commission on August 4, 2023 (File No. 33-92990).
(32)Previously filed and incorporated herein by reference to Exhibit 10(E) to the Account’s Current Report on Form 10-Q, filed with the Commission on November 1, 2024 (File No. 33-92990).
(33)Previously filed and incorporated herein by reference to Exhibit 19 to the Account’s Current Report on Form 10-K, filed with the Commission on March 6, 2025 (File No. 33-92990).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the seventh day of May 2025.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

	By:	/s/ Colbert Narcisse
May 7, 2025		Colbert Narcisse Senior Executive Vice President, Chief Product & Business Development Officer, Teachers Insurance and Annuity Association of America (Principal Executive Officer)

May 7, 2025	By:	/s/ Christopher Baraks
Christopher Baraks Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)