Form 10-Q
period 2025-06-30
TIAA REAL ESTATE ACCOUNT
filed 2025-08-06
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2025.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to __________
Commission file number: 33-92990; 333-285628
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
Yes ☐  No ☒

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)
(In millions, except per accumulation unit amounts)

	June 30,	December 31,
	2025	2024

ASSETS
Investments, at fair value:
Real estate properties (cost: $12,521.6 and $13,290.0)	$15,451.0	$15,607.0
Real estate joint ventures (cost: $5,370.7 and $5,556.8)	5,220.8	5,381.4
Real estate funds (cost: $908.2 and $798.0)	852.2	740.3
Real estate operating business (cost: $620.5 and $491.2)	1,033.1	931.8
Marketable securities (cost: $1,155.9 and $1,211.7)	1,155.9	1,211.8
Loans receivable (principal: $1,094.2 and $1,181.6)	778.9	780.0
Loans receivable with related parties (principal: $70.2 and $97.8)	70.2	97.8
Total investments (cost: $21,741.3 and $22,627.1)	$24,562.1	$24,750.1
Cash and cash equivalents	74.5	144.7
Cash held by wholly owned properties	105.0	129.2
Due from investment manager	3.0	—
Other	230.3	221.9
TOTAL ASSETS	$24,974.9	$25,245.9
LIABILITIES
Loans payable, at fair value (principal outstanding: $985.4 and $1,634.3)	933.3	1,585.5
Line of credit, at fair value (principal outstanding: $219.0 and $—)	219.0	—
Other unsecured debt, at fair value (principal outstanding: $900.0 and $900.0)	891.3	877.0
Due to investment manager	—	6.9
Accrued real estate property expenses	211.4	242.7
Other	44.4	46.9
TOTAL LIABILITIES	$2,299.4	$2,759.0
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	22,217.5	22,028.4
Annuity Fund	458.0	458.5
TOTAL NET ASSETS	$22,675.5	$22,486.9
NUMBER OF ACCUMULATION UNITS OUTSTANDING	47.3	47.8
NET ASSET VALUE, PER ACCUMULATION UNIT	$469.566	$461.243
See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
INVESTMENT INCOME
Real estate income, net:
Rental income	$314.9	$334.8	$636.7	$684.9
Real estate property level expenses and taxes:
Operating expenses	73.9	85.3	156.8	175.8
Real estate taxes	45.5	51.9	91.4	103.0
Interest expense	13.2	22.0	33.3	44.4
Total real estate property level expenses	132.6	159.2	281.5	323.2
Real estate income, net	182.3	175.6	355.2	361.7
Income from real estate joint ventures	45.2	41.3	96.7	83.8
Income from real estate funds	2.7	0.7	14.9	9.1
Interest income	28.4	27.0	64.8	57.9
TOTAL INVESTMENT INCOME	258.6	244.6	531.6	512.5
Expenses:
Investment management charges	15.8	26.2	34.4	46.8
Administrative charges	13.1	14.5	28.5	34.7
Distribution charges	2.0	4.1	5.1	7.8
Liquidity guarantee charges	15.8	15.9	31.4	32.1
Interest expense	10.5	15.2	20.1	32.2
TOTAL EXPENSES	57.2	75.9	119.5	153.6
INVESTMENT INCOME, NET	201.4	168.7	412.1	358.9
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments and debt:
Real estate properties	(482.6)	(176.0)	(670.0)	(111.5)
Real estate joint ventures	(13.0)	(10.1)	(3.5)	(17.9)
Real estate funds	—	(8.4)	—	4.6
Foreign currency translation	0.1	—	0.1	—
Marketable securities	—	(0.1)	—	(0.1)
Loans receivable	(92.9)	0.1	(92.9)	(138.9)
Loans payable	61.7	—	61.7	—
Net realized loss on investments and debt	(526.7)	(194.5)	(704.6)	(263.8)
Net change in unrealized gain (loss) on:
Real estate properties	501.2	(227.2)	612.4	(873.1)
Real estate joint ventures	(46.1)	(97.8)	35.0	(284.5)
Real estate funds	5.4	(16.6)	1.7	(32.3)
Real estate operating business	(27.8)	(12.8)	(28.0)	43.2
Marketable securities	0.1	(0.1)	—	(0.1)
Loans receivable	85.5	(18.9)	86.3	25.0
Loans receivable with related parties	—	(0.4)	—	0.1
Loans payable	(1.0)	(9.1)	3.3	(17.9)
Other unsecured debt	(7.8)	3.7	(14.3)	13.5
Net change in unrealized gain (loss) on investments and debt	509.5	(379.2)	696.4	(1,126.1)
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND DEBT	(17.2)	(573.7)	(8.2)	(1,389.9)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$184.2	$(405.0)	$403.9	$(1,031.0)
See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions, Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
FROM OPERATIONS
Investment income, net	$201.4	$168.7	$412.1	$358.9
Net realized loss on investments	(526.7)	(194.5)	(704.6)	(263.8)
Net change in unrealized gain (loss) on investments and debt	509.5	(379.2)	696.4	(1,126.1)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	184.2	(405.0)	403.9	(1,031.0)
FROM TRANSACTIONS BY CONTRACT OWNERS AND TIAA
Premiums	648.8	763.7	1,462.8	1,434.5
Purchase of liquidity units by TIAA	—	51.0	—	293.7
Annuity payments	(10.8)	(11.2)	(21.8)	(24.5)
Death benefits	(35.2)	(40.3)	(68.1)	(76.4)
Withdrawals	(692.1)	(802.0)	(1,588.2)	(1,689.4)
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM TRANSACTIONS BY CONTRACT OWNERS AND TIAA	(89.3)	(38.8)	(215.3)	(62.1)
NET INCREASE (DECREASE) IN NET ASSETS	94.9	(443.8)	188.6	(1,093.1)
NET ASSETS
Beginning of period	22,580.6	22,969.6	22,486.9	23,618.9
End of period	$22,675.5	$22,525.8	$22,675.5	$22,525.8

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, Unaudited)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$403.9	$(1,031.0)
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss on investments	704.6	263.8
Net change in unrealized (gain) loss on investments and debt	(696.4)	1,126.1
Purchase of real estate properties	(435.4)	—
Capital improvements on real estate properties	(139.1)	(157.1)
Proceeds from sales of real estate properties	462.0	396.1
Purchases of real estate joint ventures, funds and operating business	(335.2)	(263.5)
Proceeds from sales of other real estate investments	286.8	79.3
Purchases and originations of loans receivable	(6.2)	(9.2)
Purchases and originations of loans receivable with related parties	(0.1)	(0.1)
Proceeds from payoffs of loans receivable	0.6	1.9
Proceeds from payoffs of loans receivable from related parties	27.8	—
Decrease in other investments	55.8	6.7
Net change in from/due to investment manager	(9.9)	8.7
(Increase) in other assets	(23.5)	(61.0)
(Decrease) Increase in other liabilities	(38.0)	13.3
NET CASH PROVIDED BY OPERATING ACTIVITIES	257.7	374.0
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	219.0	121.0
Payments on line of credit	—	(431.0)
Mortgage loan proceeds received	—	2.5
Payments of mortgage loans	(371.9)	(5.6)
Premiums	1,462.8	1,434.5
Purchase of liquidity units by TIAA	—	293.7
Annuity payments	(21.8)	(24.5)
Death benefits	(68.1)	(76.4)
Withdrawals	(1,588.2)	(1,689.4)
NET CASH USED IN FINANCING ACTIVITIES	(368.2)	(375.2)
NET (DECREASE) IN CASH, CASH EQUIVALENTS, CASH HELD BY WHOLLY OWNED PROPERTIES AND RESTRICTED CASH	(110.5)	(1.2)
CASH, CASH EQUIVALENTS, CASH HELD BY WHOLLY OWNED PROPERTIES AND RESTRICTED CASH
Beginning of period cash, cash equivalents, cash held by wholly owned properties and restricted cash	323.9	229.7
Net (decrease) increase in cash, cash equivalents, cash held by wholly owned properties and restricted cash	(110.5)	(1.2)
End of period cash, cash equivalents, cash held by wholly owned properties and restricted cash	$213.4	$228.5
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$51.7	$88.9
SUPPLEMENTAL NON-CASH DISCLOSURES
Loan assignment as part of a real estate disposition	$227.0	$170.0
Debt forgiven in disposition of property	$50.0	$—
Properties assumed as part of a deed-in-lieu of foreclosure agreement	$—	$33.1
Interest forgiven in disposition of property	$11.7	$—

See notes to the consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	As of June 30,
	2025	2024
Cash, cash equivalents and cash held by wholly owned properties	$179.5	$193.1
Restricted cash(1)	33.9	35.4
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$213.4	$228.5
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
Segment Reporting: The Account has identified the Managing Director, Portfolio Management, and Head of TIAA Real Estate Account and Managing Director, Annuities Product Management, as the chief operating decision makers (“CODMs”), who use Investment Income, Net and Net Change in Net Assets Resulting from Operations, as presented in the Consolidated Statements of Operations, to evaluate the results of operations and to manage the Account. The measure of segment assets is reported on the Consolidated Statements of Assets and Liabilities as Total Assets. The Account’s operations constitute a single operating segment and therefore, a single reportable segment, because the CODMs manage the business activities using information of the Account as a whole. The accounting policies used to measure the profit and loss of the segment are the same as those described below. The Account has no major tenants.
Interim Financial Information: The Consolidated Financial Statements of the Account as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Account’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).
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
Significant Accounting Policy Updates: There have been no changes to the Account’s significant accounting policies as described in the Account’s 2024 Form 10-K.
Recent Accounting Pronouncements: In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, intended to (1) provide investors and other allocators of capital with more decision-useful information in a joint venture’s separate financial statements and (2) reduce diversity in practice in this area of financial reporting. The amendments in ASU 2023-05 require that a joint venture, upon formation, apply a new basis of accounting. As a result, a newly formed joint venture should initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The amendments in ASU 2023-05 are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025, may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. Management adopted the guidance effective January 1, 2025. Management also adopted the guidance for joint ventures formed prior to January 1, 2025 and neither have a material impact on the Consolidated Financial Statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The primary purpose of the amendments within ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation table and income taxes paid information. The amendments in ASU 2023-09 require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in this ASU 2023-09 require that all entities disclose on an annual basis taxes paid disaggregated by; federal, state, foreign, and jurisdiction (when income taxes paid is equal to or greater than 5 percent of total income taxes paid). The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted. Management is currently assessing the impact this standard will have on our financial statements as well as the method by which we will adopt the new standard. Management does not expect the guidance to have a material impact to the Consolidated Financial Statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement— Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information is generally not presented in the financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Management is currently assessing the impact this standard will have on our Consolidated Financial Statements as well as the method by which we will adopt the new standard.

Note 2—Related Party Transactions
Investment management, administrative and distribution services are provided on an at-cost basis to the Account by TIAA and one of its subsidiaries. All such services provided at cost are paid by the Account on a daily basis based upon projected expenses to be provided to the Account. Payments are adjusted periodically to ensure daily payments are as close as possible to the Account’s actual expenses incurred. Differences between actual expenses and the amounts paid by the Account are reconciled and adjusted quarterly.
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
TIAA provides the Account with a liquidity guarantee enabling the Account to have funds available to meet contract owner redemption, transfer or cash withdrawal requests. The liquidity guarantee is required by the New York State Department of Financial Services and is subject to a prohibited transaction exemption that the Account received in 1996 from the U.S. Department of Labor (“PTE 96-76”). The Account pays TIAA for the risk associated with providing the liquidity guarantee through a daily deduction from the Account’s net assets. Whether the liquidity guarantee is exercised is based on the cash level of the Account from time to time, as well as recent contract owner withdrawal activity and the Account’s expected working capital, debt service and cash needs, and subject to the oversight of the Account's independent fiduciary. If the Account cannot fund contract owner withdrawal or redemption requests from the Account’s own cash flow and liquid investments, TIAA will fund them by purchasing accumulation units issued by the Account (accumulation units that are purchased by TIAA are generally referred to as “liquidity units”). TIAA guarantees that contract owners can redeem their accumulation units at the accumulation unit value next determined after their transfer or cash withdrawal request is received in good order. Liquidity units owned by TIAA are valued in the same manner as accumulation units owned by the Account’s contract owners.
Pursuant to its existing liquidity guarantee obligation, beginning August 31, 2023 through the year ended December 31, 2024, the TIAA General Account purchased a cumulative total of 1.8 million liquidity units issued by the Account, amounting to $911.3 million. The Account did not experience significant net contract owner outflows during the second quarter of 2025, and the TIAA General Account was not required to purchase any liquidity units. The independent fiduciary, which has the right to adjust the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”), has established the trigger point at 45% of the outstanding accumulation units. As of June 30, 2025, the TIAA General Account owned approximately 3.91% of the outstanding accumulation units of the Account. The independent fiduciary will continue to monitor TIAA's ownership interest in the Account and provide further recommendations as necessary.
Expenses for the services and fees described above are identified as such in the accompanying Consolidated Statements of Operations and are further identified as "Expenses" in Note 14—Financial Highlights.
The Account has loans receivable outstanding with related parties as of June 30, 2025. Two of the loans are with a joint venture partner and the other loans are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies of the Account's 2024 Form 10-K. References to “SOFR” in the table below and elsewhere in these Notes mean the Secured Overnight Financing Rate, a benchmark interest rate based on the U.S. Treasury bond repurchase market that has largely replaced the discontinued LIBOR (London Interbank Offered Rate) for U.S. dollar-denominated instruments. The following table presents the key terms of the loans as of the reporting date (in millions):

		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
Principal						June 30, 2025	December 31, 2024
2025	2024
$36.5	$36.5	MRA Hub 34 Holding, LLC	95.00%	2.50% + SOFR	8/26/2025	$36.5	$36.5
0.5	0.5	MRA 34 LLC	—%	3.75% + SOFR	8/26/2025	0.5	0.5
4.7	4.6	MR MCC 3 Sponsor, LLC	—%	6.00%	12/1/2025	4.7	4.6
—	27.7	THP Student Housing, LLC(1)	97.00%	6.10%	6/30/2026	—	27.7
28.5	28.5	TREA SV 355 West 52nd Street	95.00%	5.20%	6/14/2027	28.5	28.5
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						$70.2	$97.8
(1) Loan was paid off by the borrower in the first quarter of 2025.
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
As of June 30, 2025, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry.
The Account’s wholly-owned real estate investments and investments in joint ventures are primarily located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of June 30, 2025:

Diversification by Fair Value(1)
	West(2)	South(3)	East(4)	Midwest(5)	Foreign(6)	Total
Industrial	18.7%	10.8%	3.2%	2.4%	—%	35.1%
Apartment	8.2%	10.6%	8.8%	0.6%	—%	28.2%
Office	4.3%	4.8%	6.9%	0.2%	—%	16.2%
Retail	4.6%	4.8%	3.2%	0.7%	—%	13.3%
Other(7)	2.3%	2.5%	1.5%	0.3%	0.6%	7.2%
Total	38.1%	33.5%	23.6%	4.2%	0.6%	100.0%

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
Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2115. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, as of June 30, 2025 and December 31, 2024, are as follows (in millions):

	As of
Years Ended	June 30, 2025		December 31, 2024
2025	$288.0	(1)	$604.0
2026	550.3		549.2
2027	483.3		465.0
2028	397.4		375.0
2029	323.9		301.3
Thereafter	1,130.3		1,029.1
Total	$3,173.2		$3,323.6
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
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (in millions):

	As of
	June 30, 2025	December 31, 2024

Assets:
Right-of-use assets, at fair value	$38.9	$37.4
Liabilities:
Ground lease liabilities, at fair value	$38.9	$37.4
Key Terms:
Weighted-average remaining lease term (years)	61.3	63.0
Weighted-average discount rate(1)	8.70%	8.56%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.
For both the six months ended June 30, 2025 and 2024, operating lease costs related to ground leases were $1.2 million. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (in millions):

	As of
	June 30, 2025		December 31, 2024
Years Ended
2025	$1.4	(1)	$2.6
2026	2.7		2.6
2027	2.8		2.7
2028	2.8		2.7
2029	2.9		2.7
Thereafter	467.1		443.2
Total	$479.7		$456.5
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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2025
Real estate properties	$—	$—	$15,451.0	$15,451.0
Real estate joint ventures	—	—	5,220.8	5,220.8
Real estate operating business	—	—	1,033.1	1,033.1
Marketable securities:
U.S. government agency notes	—	741.4	—	741.4
Reverse repurchase agreements	—	312.3	—	312.3
U.S. treasury securities	—	102.2	—	102.2
Loans receivable(1)	—	—	849.1	849.1
Loans payable	—	—	(933.3)	(933.3)
Line of credit	—	—	(219.0)	(219.0)
Other unsecured debt	—	(891.3)	—	(891.3)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2024
Real estate properties	$—	$—	$15,607.0	$15,607.0
Real estate joint ventures	—	—	5,381.4	5,381.4
Real estate operating business	—	—	931.8	931.8
Marketable securities:
U.S. government agency notes	—	701.4	—	701.4
U.S. treasury securities	—	510.4	—	510.4
Loans receivable(1)	—	—	877.8	877.8
Loans payable	—	—	(1,585.5)	(1,585.5)
Other unsecured debt	—	(877.0)	—	(877.0)
(1) Includes loans receivable with related parties.
The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2025 and 2024 (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(2)	Total Level 3 Investments	Loans Payable	Line of Credit
For the three months ended June 30, 2025
Beginning balance April 1, 2025	$15,546.3	$5,234.5	$1,058.8	$852.6	$22,692.2	$(1,355.8)	$—
Total realized and unrealized (losses) gains included in changes in net assets	18.6	(59.1)	(27.8)	(7.4)	(75.7)	60.7	—
Purchases(1)	392.6	47.6	2.1	4.2	446.5	—	(219.0)
Sales	(506.5)	—	—	—	(506.5)	—	—
Settlements(3)	—	(2.2)	—	(0.3)	(2.5)	361.8	—
Ending balance June 30, 2025	$15,451.0	$5,220.8	$1,033.1	$849.1	$22,554.0	$(933.3)	$(219.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(2)	Total Level 3 Investments	Loans Payable	Line of Credit
For the six months ended June 30, 2025
Beginning balance January 1, 2025	$15,607.0	$5,381.4	$931.8	$877.8	$22,798.0	$(1,585.5)	$—
Total realized and unrealized (losses) gains included in changes in net assets	(57.6)	31.5	(28.0)	(6.6)	(60.7)	65.0	—
Purchases(1)	578.9	91.3	129.3	6.3	805.8	—	(219.0)
Sales	(677.3)	—	—	—	(677.3)	—	—
Settlements(3)	—	(283.4)	—	(28.4)	(311.8)	587.2	—
Ending balance June 30, 2025	$15,451.0	$5,220.8	$1,033.1	$849.1	$22,554.0	$(933.3)	$(219.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(2)	Total Level 3 Investments	Loans Payable	Line of Credit
For the three months ended June 30, 2024
Beginning balance April 1, 2024	$17,362.6	$5,748.8	$743.3	$1,093.6	$24,948.3	$(1,870.1)	$(316.0)
Total realized and unrealized (losses) gains included in changes in net assets(4)	(403.2)	(107.9)	(12.8)	(19.2)	(543.1)	(9.1)	—
Purchases(1)	63.1	153.9	—	3.4	220.4	(1.0)	(90.0)
Sales	(407.6)	—	—	—	(407.6)	—	—
Settlements(3)	—	(0.4)	—	(0.5)	(0.9)	172.9	253.0
Ending balance June 30, 2024	$16,614.9	$5,794.4	$730.5	$1,077.3	$24,217.1	$(1,707.3)	$(153.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(2)	Total Level 3 Investments	Loans Payable	Line of Credit
For the six months ended June 30, 2024
Beginning balance January 1, 2024	$18,020.3	$5,881.2	$685.9	$1,183.7	$25,771.1	$(1,862.5)	$(463.0)
Total realized and unrealized (losses) gains included in changes in net assets(4)	(984.6)	(302.4)	43.2	(113.8)	(1,357.6)	(17.9)	—
Purchases(1)	145.3	226.0	1.4	9.3	382.0	(2.5)	(121.0)
Sales	(566.1)	—	—	—	(566.1)	—	—
Settlements(3)	—	(10.4)	—	(1.9)	(12.3)	175.6	431.0
Ending balance June 30, 2024	$16,614.9	$5,794.4	$730.5	$1,077.3	$24,217.1	$(1,707.3)	$(153.0)
(1)Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable, assumption of loans payable and line of credit borrowings.
(2)Includes loans receivable with related parties.
(3)Includes operating income for real estate joint ventures net of distributions, payments of loans receivable, and payments of loans payable and line of credit.
(4)Includes properties acquired through deed-in-lieu of foreclosure agreements.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of June 30, 2025.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 11.0% (8.5%) 5.5% - 9.5% (6.9%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0% - 12.0% (6.9%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.7% - 8.3% (7.3%) 5.3% - 6.8% (5.7%)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.5% - 6.3% (5.1%)
	Residential	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 8.3% (7.0%) 5.0% - 7.3% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 6.5% (5.0%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 12.0% (7.4%) 5.5% - 9.5% (6.3%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0% - 9.0% (6.0%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.0% 8.3%
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.8%
	Land	Sales Comparison Approach	Price per projected unit	$55.00(2)
Real Estate Operating Business(3)		Income Approach—Discounted Cash Flow	Discount Rate Terminal Growth Rate	13.5% 11.9%
		Market Approach	EBITDA Multiple	30.4x
			Terminal EBITDA Multiple	20.0x
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	39.9% - 79.2% (59.2%) 7.7% - 43.4% (14.1%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	0.0% - 0.0% (0.0%) 0.0% - 0.0% (0.0%)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	58.5% - 70.5% (66.7%) 7.4% - 8.5% (7.7%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	66.9% - 66.9% (66.9%) 58.2% - 58.2% (58.2%)
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	43.7% - 79.6% (73.7%) 5.9% - 6.1% (6.0%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	43.7% - 79.6% (73.7%) 1.1 - 1.8 (1.7)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.0% - 40.6% (34.9%) 5.6% - 6.0% (5.8%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	30.0% - 40.6% (34.9%) 1.1 - 1.1 (1.1)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	46.2% - 71.8% (59.0%) 5.1% - 6.7% (5.8%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	46.2% - 71.8% (59.0%) 1.2 - 1.4 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	47.6% - 73.4% (53.2%) 6.0% - 8.0% (6.5%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	47.6% - 73.4% (53.2%) 1.2- 1.5 (1.2)
The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2024.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 11.0% (8.5%) 5.0% - 9.5% (6.9%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0% - 13.8% (6.9%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 8.5% (7.3%) 5.3% - 7.0% (5.7%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.3% - 6.5% (5.3%)
	Residential	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 8.0% (7.0%) 5.0% - 6.8% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 6.5% (5.1%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 12.0% (7.7%) 5.5% - 9.5% (6.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.3% - 9.0% (6.1%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.0% 8.3%
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.8%
	Land	Sales Comparison Approach	Price per projected unit	$55.00(2)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Operating Business(3)		Income Approach—Discounted Cash Flow	Discount Rate	12.5%
			Terminal Growth Rate	10.8%
		Market Approach	EBITDA Multiple	31.7x
			Terminal EBITDA Multiple	20.0x
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	52.7% - 78.2% (65.7%) 8.8% - 32.6% (14.5%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	35.8% - 72.6% (54.3%) 5.3% - 8.3% (6.4%)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	69.9% - 72.0% (71.0%) 7.7% - 9.0% (8.1%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	66.9% - 66.9% (66.9%) 24.0% - 24.0% (24.0%)
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	43.2% - 78.4% (69.9%) 6.0% - 6.5% (6.4%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	43.2% - 78.4% (69.9%) 1.1 - 1.7 (1.4)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.0% - 40.5% (34.1%) 6.0% - 6.1% (6.0%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	30.0% - 40.5% (34.1%) 1.1 - 1.1 (1.1)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	45.6% - 73.8% (57.7%) 5.7% - 7.1% (6.4%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	45.6% - 73.8% (57.7%) 1.2 - 1.4 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	48.5% - 73.1% (54.0%) 5.7% - 7.2% (5.8%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	48.5% - 73.1% (54.0%) 1.2 - 1.4 (1.3)
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
Line of Credit: The Account's line of credit and term loans under the Credit Agreement are recorded at par as Management believes par approximates fair value due to the short-term nature of the Credit Agreement.
During the six months ended June 30, 2025 and 2024, there were no transfers between Levels 1, 2 or 3.
The amount of total net unrealized (losses) gains included in changes in net assets relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(1)	Total Level 3 Investments	Loans Payable
For the Three Months ended June 30, 2025	$102.0	$(56.7)	$(27.8)	$(7.3)	$10.2	$(1.1)
For the Six Months Ended June 30, 2025	$34.7	$36.3	$(28.0)	$(6.5)	$36.5	$3.2
For the Three Months ended June 30, 2024	$(390.2)	$(102.3)	$(12.8)	$(19.3)	$(524.6)	$(9.1)
For the Six Months Ended June 30, 2024	$(1,003.4)	$(317.1)	$43.2	$(22.7)	$(1,300.0)	$(17.9)
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.

Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At June 30, 2025, the Account held investments in joint ventures with ownership interest percentages that ranged from 2.0% to 98.5%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a predetermined threshold.
A condensed summary of the gross financial position and results of operations of the combined joint ventures is shown below (millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenue and Expenses
Revenues	$263.7	$293.9	$543.6	$584.4
Expenses	170.1	174.8	358.0	354.4
Excess of revenues over expenses	$93.6	$119.1	$185.6	$230.0
Note 7—Investments in Real Estate Funds
The Account has ownership interests in real estate funds (each a “Fund”, and collectively the “Funds”). The Funds are set up as limited partnerships or entities similar to a limited partnership, and as such, meet the definition of a Variable Interest Entity ("VIE") as the limited partners collectively lack the power, through voting or similar rights, to direct the activities of the Fund that most significantly impact the Fund's economic performance. Management has determined that the Account is not the primary beneficiary for any of the Funds, as the Account lacks the power to direct the activities of each Fund that most significantly impact the respective Fund's economic performance, and the Account further lacks substantive kick-out rights to remove the entity with these powers. Refer to Note 1—Organization and Significant Accounting Policies of the Account's 2024 Form 10-K for a description of the methodology used to determine the primary beneficiary of a VIE.
No financial support (such as loans or financial guarantees) was provided to the Funds during the six months ended June 30, 2025. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are included in the maximum exposure to loss presented below.
The carrying amount and maximum exposure to loss relating to unconsolidated VIEs in which the Account holds a variable interest but is not the primary beneficiary were as follows at June 30, 2025 (in millions):

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
LCS SHIP Venture I, LLC (90.0% Account Interest)	$43.6	$43.6	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			The fund is currently in liquidation.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Veritas - Trophy VI, LLC (90.4% Account Interest)	$127.2	$127.2	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles metropolitan statistical area ("MSA").
			The Account can sell or transfer its interest in the fund with the consent and approval of the manager.

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
SP V - II, LLC (61.8% Account Interest)	$85.9	$92.3	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.
			Liquidation estimated to begin no earlier than 2029.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Taconic New York City GP Fund, LP (60.0% Account Interest)	$9.3	$9.3	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City MSA.
			The fund is currently in liquidation
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
Silverpeak NRE FundCo LLC (90.0% Account Interest)	$73.0	$76.7	Redemptions prohibited prior to liquidation.	To invest in alternative real estate investments primarily in major U.S. metropolitan markets.
			Liquidation estimated to begin no earlier than 2028.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
IDR - Core Property Index Fund, LLC (0.8% Account Interest)	$34.5	$34.5	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.
Townsend Group Value-Add Fund (99.0% Account Interest)	$188.7	$218.4	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the U.S. market.
			Liquidation estimated to begin no earlier than 2027.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion
Flagler REA Healthcare Properties Partnership (90.0% Account Interest)	$17.4	$17.4	Redemptions prohibited prior to liquidation.	To acquire healthcare properties within the top 50 MSA's in the U.S.
			Liquidation estimated to begin in 2025.
			The Account is permitted to transfer its interest in the fund to a qualified institutional investor, subject to the right first offer by the partner, following the one year anniversary of the fund launch.
Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)	$11.3	$11.3	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
			Liquidation estimated to begin no earlier than 2026.
			The Account is permitted to sell or transfer its interest in the fund with the consent and approval of the manager.
Silverpeak NRE FundCo 2 LLC (90.0% Account Interest)	$61.6	$84.3	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			Liquidation estimated to begin in 2025
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
JCR Capital - REA Preferred Equity Parallel Fund (31.1% Account Interest)	$100.9	$110.8	Redemptions prohibited prior to liquidation.	To invest primarily in multi-family properties.
			Liquidation estimated to begin no earlier than 2026.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion

Silverpeak NRE FundCo 3 LLC (90.0% Account Interest)	$98.8	$109.2	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			Liquidation estimated to begin no earlier than 2026
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
Total	$852.2	$935.0
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
In January 2025, the Account made an additional capital contribution of $127.2 million, which fulfilled the remaining commitment entered into in 2024.
The Account’s investment in DataBank at June 30, 2025, represents an ownership stake of 17.2%.

	June 30, 2025		December 31, 2024
Operating Business	Cost	Fair Value	Cost	Fair Value
	(in millions)		(in millions)
DataBank(1)	$620.5	$1,033.1	$491.2	$931.8
(1) The Account invests in DataBank through DigitalBridge Zeus Partners, LP and DigitalBridge Zeus Partners III, LP (collectively, the "Databank" investment).
Note 9—Reverse Repurchase Agreements
The Account periodically enters into reverse repurchase agreements with third parties (“Reverse Repurchase Agreements”), which are transactions in which the Account purchases securities with a contractual obligation to resell them at a specific date and price, generally overnight or with a short maturity (e.g., one to seven days). The Account enters into these Reverse Repurchase Agreements pursuant to an existing agreement with State Street Bank & Trust Company (“State Street”) as a part of the liquid, fixed-income investment portion of the Account’s portfolio. The Account’s Reverse Repurchase Agreement (or “repo”) transactions include cash collateral received on securities loaned, certain overdraft credit agreements, and securities purchased under resale agreements. The securities underlying these repo transactions consist primarily of U.S. government and agency securities, which are monitored for market value daily. Under the Account’s existing agreement with State Street, the Account has a right to obtain additional collateral or return excess collateral as market values fluctuate and to sell or repledge securities received as collateral. Repo transactions have the risk that the counterparty to the transaction fails to pay the agreed upon resale price on the delivery date and the value of the collateral after the costs of disposing the collateral and any delay in foreclosing is less than the repurchase price. As of June 30, 2025, the aggregate fair value of securities held by the Account under the Reverse Repurchase Agreements was $312.3 million, which represents less than 1.3% of the Account’s total assets as of June 30, 2025.

Note 10—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s indirect interests in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (in millions):

	June 30, 2025			December 31, 2024

	Principal Outstanding	Fair Value	% of Fair Value	Principal Outstanding	Fair Value	% of Fair Value
Office(1)	$823.7	$515.8	60.8%	$911.5	$518.7	59.1%
Apartment(1)	157.7	153.8	18.1%	185.0	179.7	20.5%
Industrial	134.3	134.3	15.8%	134.3	134.3	15.3%
Retail	44.0	40.5	4.8%	44.0	40.5	4.6%
Land	4.7	4.7	0.5%	4.6	4.6	0.5%
	$1,164.4	$849.1	100.0%	$1,279.4	$877.8	100.0%
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
The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of June 30, 2025 (in millions), listed in order of the strength of the risk rating (from strongest to weakest):

	June 30, 2025			December 31, 2024
	Number of Loans	Fair Value	% of Fair Value	Number of Loans	Fair Value	% of Fair Value
BBB+	—	—	—%	2	199.0	22.7%
BBB	3	280.8	33.1%	1	131.5	15.0%
BBB-	—	—	—%	1	45.3	5.2%
BB+	1	99.1	11.7%	—	—	—%
BB	—	—	—%	1	54.7	6.2%
BB-	2	160.8	18.9%	1	33.1	3.8%
B+	2	71.6	8.4%	—	—	—%
B	1	88.2	10.4%	3	231.6	26.4%
CCC+	1	40.5	4.8%	1	17.5	2.0%
CCC	—	—	—%	1	40.5	4.6%
CCC-	1	28.5	3.3%	—	—	—%
CC	1	9.4	1.1%	—	—	—%
C	—	—	—%	1	26.7	3.0%
D	5	—	—%	6	—	—%
NR(1)	4	70.2	8.3%	5	97.9	11.1%
	21	$849.1	100.0%	23	$877.8	100.0%

(1) "NR" designates loans not assigned an internal credit rating. As of June 30, 2025 and December 31, 2024, all loans with NR designations were with related parties. The loans are collateralized by equity interests in real estate investments.
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
The following table represents loans receivable in nonaccrual status as of June 30, 2025 (in millions).

Aging	Number of Loans	Principal Outstanding	Fair Value
Past Due - 90 Days +	5	$280.1	$—

Note 11—Loans Payable
At June 30, 2025 and December 31, 2024, the Account had outstanding loans payable secured by the following properties (in millions):

Property	Annual Interest Rate and Payment Frequency	Principal Amounts Outstanding as of		Maturity
		June 30, 2025	December 31, 2024

1401 H Street NW(6)	7.00% paid monthly	$—	$115.0	February 5, 2025
Circa Green Lake(1)	3.71% paid monthly	—	52.0	March 5, 2025
Union - South Lake Union(1)	3.66% paid monthly	—	57.0	March 5, 2025
Holly Street Village(1)	3.65% paid monthly	—	81.0	May 1, 2025
Henley at Kingstowne(1)(2)	3.60% paid monthly	—	64.8	May 1, 2025
32 South State Street(3)	4.48% paid monthly	24.0	24.0	June 6, 2025
One Biscayne(4)	2.45% + SOFR paid monthly	100.0	100.0	July 9, 2025
Reserve at Chino Hills(4)	1.61% + SOFR paid monthly	82.2	82.2	August 9, 2025
Project Sonic(4)	2.00% + SOFR paid monthly	94.0	94.0	September 9, 2025
Vista Station Office Portfolio(2)	4.20% paid monthly	39.2	39.8	November 1, 2025
Spring House Innovation Park(4)	1.36% + SOFR paid monthly	71.2	71.2	July 9, 2026
Marketplace at Mill Creek	3.82% paid monthly	39.6	39.6	September 11, 2027
Overlook At King Of Prussia	3.82% paid monthly	40.8	40.8	September 11, 2027
Winslow Bay	3.82% paid monthly	25.8	25.8	September 11, 2027
Liberty Park	1.80% + SOFR paid monthly	59.8	59.8	December 9, 2027
1900 K Street, NW(2)	3.93% paid monthly	153.5	155.0	April 1, 2028
Ashford Meadows(5)	5.76% paid monthly	64.6	64.6	October 1, 2028
803 Corday(5)	5.76% paid monthly	62.2	62.2	October 1, 2028
Churchill on the Park(5)	5.76% paid monthly	40.5	40.5	October 1, 2028
Carrington Park(5)	5.76% paid monthly	43.8	43.8	October 1, 2028
Five Oak	1.47% + SOFR paid monthly	44.2	44.2	August 9, 2029
99 High Street(6)	7.90% paid monthly	—	277.0	March 1, 2030
Total Principal Outstanding		$985.4	$1,634.3
Fair Value Adjustment(7)		(52.1)	(48.8)
Total Loans Payable		$933.3	$1,585.5
(1)The principal amount of the outstanding debt was paid off during the first and second quarter of 2025.
(2)The mortgage is adjusted monthly for principal payments.
(3)This loan is currently in default.
(4)The loan is collateralized by a mezzanine loan receivable, which is collateralized by the property listed in the above table.
(5)These loans are part of a cross-collateralized credit facility pursuant to the Credit Agreement.
(6)Debt was extinguished as part of the disposition of the collateral property.
(7)The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1 - Organization and Significant Accounting Policies.

Note 12—Credit Agreement
On September 16, 2022, the Account entered into a credit agreement (the “Credit Agreement”) with a syndicate of third-party bank lenders, including JPMorgan Chase Bank, N.A., comprised of revolving credit loans (“Line of Credit”) up to $500.0 million and up to $500.0 million in term loans (“Term Loans”). On August 11, 2023, the Credit Agreement was amended to increase the revolving credit loans commitment to $1.4 billion and convert the $500.0 million in outstanding term loans into revolving credit loans. The term loans may not be redrawn and all references to Term Loans have been removed from the agreement. The Account may use the proceeds of borrowings under the Credit Agreement for general organizational purposes in the ordinary course of business, including to finance certain real estate portfolio investments. The Account may prepay borrowings under the Credit Agreement at any time during the life of the loan without penalty.
The Account may elect for each borrowing under the Credit Agreement to bear annual interest at an adjusted base rate (“ABR”) or adjusted SOFR plus an applicable margin which is dependent on the leverage ratio of the Account. The applicable margin for adjusted SOFR Revolving Credit Loans ranges from 0.875% to 1.30% and for ABR Revolving Credit Loans ranges from 0.00% to 0.30%. In addition, the Account pays facility fees ranging from 0.125% to 0.20%, depending on the leverage ratio of the Account, on the total revolving commitments (used and unused) under the Credit Agreement.
As of June 30, 2025, the Account was in compliance with all covenants required by the Credit Agreement.

The following table provides a summary of the key characteristics of the Credit Agreement, as of June 30, 2025:

Current Balance - Line of Credit (in millions)	$219.0
Maximum Capacity (in millions)	$1,445.0
Inception Date	September 16, 2022
Revolving Commitment Termination	September 16, 2025
Extension Option(1)	Yes
ABR Revolving Credit Loans Interest Rate	ABR + Applicable Margin
SOFR Revolving Credit Loans Interest Rate(2)	Adjusted SOFR + Applicable Margin

(1) The Account has two options to extend the Commitment Termination Date for an additional twelve months each. The Account may also request additional funding, not to exceed $55.0 million, at any time prior to the Commitment Termination Date; however, this request is subject to approval at the sole discretion of the lenders and is not guaranteed.

(2) The weighted average interest rate for the three and six months ended June 30, 2025 was 5.289%
Note 13—Senior Notes Payable
In June 2022, the Account entered into a note purchase agreement with certain qualified institutional investors. Under the note purchase agreement, the Account issued $500.0 million of debt securities, in the form of Series A senior notes (the “Series A Notes”) and Series B senior notes (the “Series B Notes”) that mature in 2029 and 2032, respectively. The Account is obligated to repay the Series A and B Notes at par, plus accrued and unpaid interest to, but not including, the date of repayment. The Series A Notes bear interest at an annual rate of 3.24%, payable semi-annually, and the Series B Notes bear interest at an annual rate of 3.35%, payable semi-annually. The Account may also prepay the Series A and B Notes in whole or in part at any time, or from time to time, at the Account's option at par plus accrued interest to the prepayment date and, if prepaid on or before 90 days prior to the applicable maturity date, a make-whole premium.
On March 21, 2023, the Account entered into another note purchase agreement with certain qualified institutional investors. Under this note purchase agreement, the Account issued $400.0 million of debt securities on May 30, 2023, in the form of Series C senior notes (the “Series C Notes”) that will mature on May 30, 2027. The Series C Notes bear interest at an annual rate of 5.50%, payable semi-annually and are subject to the same prepayment terms as the Series A and B Notes.
As of June 30, 2025, the Account was in compliance with all covenants required by the note purchase agreements.

The following table provides a summary of the key characteristics of the outstanding senior notes payable, as of June 30, 2025:

	Principal (in millions)	Interest Rate	Maturity Date
Series A	$300.0	3.24%	June 10, 2029
Series B	$200.0	3.35%	June 10, 2032
Series C	$400.0	5.50%	May 30, 2027
Note 14—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Six Months Ended June 30, 2025	Years Ended December 31,
		2024	2023	2022

Per Accumulation Unit Data:
Rental income	$13.404	$28.407	$27.323	$23.751
Real estate property level expenses	5.926	13.098	12.858	11.042
Real estate income, net	7.478	15.309	14.465	12.709
Other income	3.714	7.209	7.539	6.559
Total income	11.192	22.518	22.004	19.268
Interest expense	0.423	1.117	1.339	0.520
Expense charges(1)	2.093	4.701	4.877	4.601
Investment income, net	8.676	16.700	15.788	14.147
Net realized and unrealized gain (loss) on investments and debt	(0.353)	(36.511)	(91.657)	28.011
Net increase (decrease) in Accumulation Unit Value	8.323	(19.811)	(75.869)	42.158
Accumulation Unit Value:
Beginning of period	461.243	481.054	556.923	514.765
End of period	$469.566	$461.243	$481.054	$556.923
Total return(2)	1.81%	(4.12)%	(13.62)%	8.19%
Ratios to Average net assets(3):
Expense charges(4)	0.88%	0.99%	0.93%	0.89%
Investment income, net	3.65%	3.52%	3.00%	2.45%
Portfolio turnover rate(3):
Real estate properties(5)	3.3%	2.7%	1.4%	5.6%
Marketable securities(6)	—%	23.6%	21.6%	4.7%
Accumulation Units outstanding at end of period (millions)	47.3	47.8	48.0	52.1
Net assets end of period (millions)	$22,675.5	$22,486.9	$23,618.9	$29,658.1
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
(2)Percentages for the six months ended June 30, 2025 are not annualized.
(3)Percentages for the six months ended June 30, 2025 are annualized.
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
Note 15—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Six Months Ended June 30, 2025	For the Year Ended December 31, 2024

Outstanding:
Beginning of period	47.8	48.0
Credited for premiums	3.1	6.3
Credited for purchase of liquidity units by TIAA	—	0.6
Annuity, other periodic payments, withdrawals and death benefits	(3.6)	(7.1)
End of period	47.3	47.8
Note 16—Commitments and Contingencies
Commitments—As of June 30, 2025 and December 31, 2024, the Account had the following immediately callable commitments to purchase additional interests in its real estate funds or provide additional funding through its loans receivable investments (in millions):

	Commitment Expiration	June 30, 2025	December 31, 2024

Real Estate Funds(1)
JCR Capital - REA Preferred Equity Parallel Fund	08/2025(2)	9.9	11.5
Silverpeak NRE FundCo 3 LLC	12/2026(3)	10.4	31.9
Townsend Group Value-Add Fund	12/2026(2)	29.7	29.7
Silverpeak NRE FundCo LLC	12/2025(4)	3.7	4.3
SP V - II, LLC	09/2029(4)	6.4	6.4
Silverpeak NRE FundCo 2 LLC	12/2026(3)	22.7	22.7
		$82.8	$106.5
Loans Receivable(5)
Project Sonic Senior Loan	06/2026	1.9	1.9
Project Sonic Mezzanine	06/2026	0.6	0.6
One Biscayne Tower Senior Loan	07/2025	22.8	25.1
One Biscayne Tower Mezzanine	07/2025	7.6	8.3
MRA Hub 34 Holding, LLC	08/2025	1.5	1.5
The Reserve at Chino Hills	08/2025	—	0.9
735 Watkins Mill	08/2025	4.6	4.7
		$39.0	$43.0
Real Estate Operating Business
DataBank	03/2025	—	$126.0
		$—	$126.0
TOTAL COMMITMENTS		$121.8	$275.5
(1)Additional capital can be called during the commitment period at any time. The commitment period can only be extended by the manager with the consent of the Account. The commitment expiration date is reflective of the most recent signed agreement between the Account and the fund manager, including any side letter agreements.

(2)Commitment terms have expired for these funds, however, outstanding equity to fund are tied to existing deals where the capital will be required. There will be no new deals to fund. Commitment expiration is updated to end of investment terms.
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
Note 17—Subsequent Events
In preparing these financial statements, Management has evaluated events and transactions for potential recognition or disclosure subsequent to June 30, 2025, through August 6, 2025, the date the financial statements were issued and determined there were no material events or transactions to disclose.

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	June 30, 2025		December 31, 2024
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Alabama
Retail	27.2	0.1%	27.0	0.1%
	$27.2	0.1%	$27.0	0.1%
Arizona
Industrial	71.1	0.3%	69.7	0.3%
	$71.1	0.3%	$69.7	0.3%
California
Industrial	3,054.6	13.5%	3,177.9	14.1%
Apartment	1,124.7	5.0%	1,173.3	5.2%
Retail	489.0	2.1%	292.3	1.3%
Office	61.1	0.3%	178.2	0.8%
	$4,729.4	20.9%	$4,821.7	21.4%
Colorado
Industrial	43.6	0.2%	42.8	0.2%
Office	40.3	0.2%	40.3	0.2%
	$83.9	0.4%	$83.1	0.4%
Connecticut
Office	24.0	0.1%	24.2	0.1%
	$24.0	0.1%	$24.2	0.1%
Florida
Apartment	952.7	4.2%	928.4	4.1%
Industrial	737.0	3.3%	723.5	3.2%
Retail	73.8	0.3%	69.8	0.3%
	$1,763.5	7.8%	$1,721.7	7.6%
Georgia
Apartment	373.5	1.6%	369.4	1.6%
Industrial	287.7	1.3%	250.0	1.1%
Retail	134.5	0.6%	132.9	0.6%
	$795.7	3.5%	$752.3	3.3%
Illinois
Industrial	270.1	1.2%	226.9	1.0%
Retail	149.3	0.7%	154.1	0.7%
Apartment	118.1	0.5%	116.2	0.5%
	$537.5	2.4%	$497.2	2.2%
Indiana
Industrial	96.8	0.4%	95.8	0.4%
	$96.8	0.4%	$95.8	0.4%
Maryland
Industrial	86.6	0.4%	80.0	0.4%
Apartment	75.7	0.3%	73.1	0.3%
Retail	65.1	0.3%	62.6	0.3%
	$227.4	1.0%	$215.7	1.0%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	June 30, 2025		December 31, 2024
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Massachusetts
Industrial	133.9	0.6%	132.3	0.6%
Retail	98.4	0.4%	110.0	0.5%
Office	93.1	0.4%	375.8	1.7%
Apartment	53.5	0.2%	53.2	0.2%
	$378.9	1.6%	$671.3	3.0%
Minnesota
Industrial	133.8	0.6%	134.7	0.6%
Apartment	—	—%	57.5	0.3%
	$133.8	0.6%	$192.2	0.9%
Nevada
Industrial	91.3	0.4%	—	—%
	91.3	0.4%	—	—%
New Jersey
Industrial	380.3	1.7%	364.7	1.6%
Retail	84.5	0.3%	82.9	0.4%
	$464.8	2.0%	$447.6	2.0%
New York
Apartment	259.5	1.1%	260.2	1.2%
Office	221.3	1.0%	249.3	1.1%
	$480.8	2.1%	$509.5	2.3%
North Carolina
Retail	97.5	0.4%	93.4	0.4%
Apartment	78.7	0.4%	79.9	0.4%
	$176.2	0.8%	$173.3	0.8%
Oregon
Office	62.1	0.3%	66.1	0.3%
Apartment	28.2	0.1%	27.3	0.1%
	$90.3	0.4%	$93.4	0.4%
Pennsylvania
Retail	62.8	0.3%	63.2	0.3%
	$62.8	0.3%	$63.2	0.3%
South Carolina
Apartment	88.2	0.4%	84.6	0.4%
	$88.2	0.4%	$84.6	0.4%
Tennessee
Retail	84.0	0.4%	84.5	0.4%
Industrial	74.4	0.3%	70.7	0.3%
Apartment	38.6	0.2%	40.3	0.2%
	$197.0	0.9%	$195.5	0.9%
Texas
Industrial	1,083.8	4.8%	1,052.3	4.7%
Office	616.2	2.7%	520.0	2.3%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	June 30, 2025		December 31, 2024
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Apartment	556.2	2.5%	608.8	2.7%
Retail	95.2	0.4%	—	—%
Hotel	94.1	0.4%	92.7	0.4%
	$2,445.5	10.8%	$2,273.8	10.1%
Utah
Office	50.6	0.2%	43.7	0.2%
	$50.6	0.2%	$43.7	0.2%
Virginia
Apartment	396.9	1.7%	387.5	1.7%
Retail	134.4	0.6%	129.1	0.6%
Office	80.5	0.4%	97.5	0.4%
	$611.8	2.7%	$614.1	2.7%
Washington
Industrial	596.5	2.6%	569.5	2.5%
Apartment	275.3	1.2%	266.4	1.2%
	$871.8	3.8%	$835.9	3.7%
Washington D.C.
Office	647.2	2.9%	800.5	3.6%
Apartment	303.5	1.3%	300.0	1.3%
	$950.7	4.2%	$1,100.5	4.9%
TOTAL REAL ESTATE PROPERTIES
(Cost: $12,521.6 and $13,290.0)	$15,451.0	68.1%	$15,607.0	69.4%

REAL ESTATE JOINT VENTURES
Location/Sector	June 30, 2025		December 31, 2024
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Arizona
Apartment	33.1	0.1%	—	—%
Land	—	—%	27.5	0.1%
	$33.1	0.1%	$27.5	0.1%
California
Office	502.3	2.2%	500.1	2.2%
Land	60.8	0.3%	68.8	0.3%
Retail	39.6	0.2%	39.7	0.2%
	$602.7	2.7%	$608.6	2.7%
Florida
Retail	399.2	1.8%	393.3	1.8%
	$399.2	1.8%	$393.3	1.8%
Georgia
Apartment	17.8	0.1%	—	—%
Land	—	—%	18.7	0.1%
	$17.8	0.1%	$18.7	0.1%
Maryland
Office	35.6	0.2%	—	—%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE JOINT VENTURES
Location/Sector	June 30, 2025		December 31, 2024
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Retail	16.8	0.1%	17.0	0.1%
Land	—	—%	34.0	0.1%
	$52.4	0.3%	$51.0	0.2%
Massachusetts
Office	159.9	0.7%	159.3	0.7%
	$159.9	0.7%	$159.3	0.7%
Nevada
Retail	418.1	1.8%	380.8	1.7%
	$418.1	1.8%	$380.8	1.7%
New York
Industrial	63.3	0.3%	63.1	0.3%
Apartment	42.8	0.2%	40.2	0.2%
Retail	28.8	0.1%	28.6	0.1%
Office	21.6	0.1%	16.6	0.1%
	$156.5	0.7%	$148.5	0.7%
North Carolina
Apartment	168.3	0.8%	155.8	0.7%
Retail	75.6	0.3%	70.0	0.3%
Land	23.5	0.1%	20.4	0.1%
Office	21.4	0.1%	30.9	0.1%
	$288.8	1.3%	$277.1	1.2%
South Carolina
Apartment	99.7	0.4%	69.3	0.3%
Land	—	—%	18.9	0.1%
	$99.7	0.4%	$88.2	0.4%
Tennessee
Retail	180.1	0.8%	177.9	0.8%
	$180.1	0.8%	$177.9	0.8%
Texas
Office	298.4	1.3%	296.9	1.3%
Industrial	50.9	0.2%	50.1	0.2%
Other(1)	—	—%	0.7	—%
	$349.3	1.5%	$347.7	1.5%
Various(2)
Storage	1,187.0	5.2%	1,197.3	5.3%
Apartment	730.4	3.2%	1,014.7	4.5%
Office	426.2	1.9%	427.0	1.9%
	$2,343.6	10.3%	$2,639.0	11.7%
Foreign(3)
Land	119.6	0.5%	63.8	0.3%
	$119.6	0.5%	$63.8	0.3%
TOTAL REAL ESTATE JOINT VENTURES
(Cost: $5,370.7 and $5,556.8)	$5,220.8	23.0%	$5,381.4	23.9%
(1)Represents residual equity value of the joint venture investment after property disposition.
(2)Properties within these investments are located throughout the United States.
(3)Property is located outside of the United States.

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES
	June 30, 2025		December 31, 2024
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
U.S. government agency notes	741.4	3.3%	701.4	3.1%
Reverse repurchase agreements	312.3	1.4%	—	—%
U.S. treasury securities	102.2	0.4%	510.4	2.3%
TOTAL MARKETABLE SECURITIES
(Cost: $1,155.9 and $1,211.7)	$1,155.9	5.1%	$1,211.8	5.4%

TOTAL REAL ESTATE FUNDS
(Cost: $908.2 and $798.0)	$852.2	3.8%	$740.3	3.3%

TOTAL REAL ESTATE OPERATING BUSINESS
(Cost: $620.5 and $491.2)	$1,033.1	4.6%	$931.8	4.1%

TOTAL LOANS RECEIVABLE
(Cost: $1,094.2 and $1,181.6)	$778.9	3.4%	$780.0	3.5%

TOTAL LOANS RECEIVABLE WITH RELATED PARTIES
(Cost: $70.2 and $97.8)	$70.2	0.3%	$97.8	0.4%

TOTAL INVESTMENTS
(Cost: $21,741.3 and $22,627.1)	$24,562.1	108.3%	$24,750.1	110.0%

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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended June 30, 2025 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.
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
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. Management intends that the Account will not hold more than 10% of net assets in such securities on a long-term basis. As of June 30, 2025, the Account did not hold any publicly traded REITs or CMBS.
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
Foreign Investments. The Account may also make foreign real estate, foreign real estate-related investments and foreign liquid, fixed-income investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management does not intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of June 30, 2025, the fair value of the Account's foreign real estate investments was $119.6 million, or 0.5% of net assets.
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
SECOND QUARTER 2025 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook

Key Macro Economic Indicators*	Actuals		Forecast
	2024	2Q 2025	2025	2026
Economy(1)
Gross Domestic Product (“GDP”)	2.5%	3.0%	0.9%	1.4%
Employment Growth (2)	168	150	97	19
Unemployment Rate	4.1%	4.1%	4.3%	4.8%
Interest Rates(3)
10 Year Treasury	4.6%	4.2%	4.2%	4.3%
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
Global forecasts continue to point to slightly slower growth in 2025, and persistent questions surrounding the U.S. rapidly-shifting trade policy has added additional uncertainty into the economic outlook. Economic activity remained positive in major economies in the second quarter of 2025 but concerns over a potential slowdown in the U.S. economy and the global impact of higher trade barrier point to slower growth in the global economy in the second half of the year.
In the U.S., the Trump administration introduced sweeping tariff increases in early April on imports from nearly every major U.S. trading partner, then set a temporary moratorium on most of these tariffs while the administration seeks to reach improved terms of trade. In addition, President Trump has implemented or threatened tariffs on several industries, including steel, aluminum, copper, and pharmaceuticals. If implemented, the combination of these tariffs could push the U.S. tariff rate to the highest levels in over 100 years, raising concerns about the impact on the economy.
Despite all the uncertainty from policy, U.S. GDP is estimated to have grown at a 3.0% annualized pace in the second quarter of 2025, serving as a solid rebound from the 0.7% annualized decline in the first quarter. Job growth also improved to 150,000 jobs added per month in the second quarter, as stronger hiring among state and local governments helped offset some softening in the private sector. As the tariff moratoriums expire and businesses and consumers get pressured from higher import costs, however, economic growth is expected to slow down in the second half of the year. The passage on July of the Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14 (P.L. 119-21) (also known as the “One Big Beautiful Bill Act”) contains several new tax cuts, tax cut extensions, and boosts to government spending, which should translate to improved growth in 2026.
On the inflation front, growth in the Consumer Price Index picked up slightly in May and June after declining at the start of the year, finishing the second quarter of 2025 at 2.7% year-over-year. Core inflation, which excludes volatile food and energy prices, also ticked up slightly to 2.9%. Current forecasts call for rising inflation in the second half of the year, driven by increased pressures from tariffs.
The solid performance in job growth and economic activity has allowed the Federal Reserve to continue to pause its rate-cutting cycle as it waits to assess the magnitude of impact from policy changes. After cutting rates three times in the second half of 2024, the central bank held the federal funds rate constant throughout the first half of the year. Fed officials have signaled they anticipate further rate cuts in the second half of 2025, recognizing some emerging weakness in labor market trends, The 10-year treasury yield experienced volatile swings throughout the quarter, but finished the second quarter essentially unchanged at 4.24%.
Outside of the U.S., the global economic picture also points to slowing growth. Major economies in Europe have continued to struggle in recent quarters. Weakness in Germany has been particularly persistent, as exports to the rest of the world make up a large portion of its GDP, and the outsized importance of the auto industry leave it exposed to the higher U.S. tariff regime. In the United Kingdom, fiscal challenges remain a hindrance to growth, with further budget tightening upcoming in the second half of the year. Southern European economies have performed relatively well by contrast, helped by loosening monetary policy from the European Central Bank.
In Asia, China’s economy grew 5.2% year-over-year in the first quarter of 2024, down from the 5.4% pace in the first quarter but exceeding expectations of a steeper slowdown in activity. Outperformance in China continued to be driven by strong export growth to the U.S. in advance of new tariffs, however, and growth is expected to slow throughout remainder of 2025. Policymakers in China have signaled that additional monetary and fiscal stimulus is forthcoming to blunt the effects of higher U.S. tariffs on the Chinese economy. However, the U.S. is the number one export destination for Chinese goods, and deterioration in trade relations between the two economies will likely weigh on global growth in 2025.
Real Estate Market Conditions and Outlook
Despite the significant policy-related uncertainty in the broader macroeconomy, commercial real estate transaction activity improved in the second quarter of 2025 after a surge in sales at the end of 2024. According to preliminary data from Real Capital Analytics, sales of commercial properties in the U.S. totaled $99.2 billion in the second quarter, up from $94.8 billion in the first quarter and 2.9% higher than sales volume in the second quarter of 2024. Transaction volume has now registered year-over-year gains in each of the past five quarters after slumping sales in mid-2022 and 2023. Lending standards have largely stabilized in recent quarters, and improved lending from both traditional and alternative lenders should help drive further transaction activity. This has also brought some stability to property values in recent quarters. Real estate values were essentially unchanged in the second quarter and are now up 3.4% from the end of the first quarter according to Green Street’s Commercial Property Price Index.
The Account returned 0.82% in the second quarter of 2025 and 2.07% since June 30th, 2024. The Account had slight appreciation in property values in the second quarter and property fundamentals remain strong. Future transaction activity will be consistent with the Account’s multi-year strategy of reducing exposure to anticipated underperforming sectors such as traditional office and regional malls, and increasing allocations to anticipated outperforming sectors such as housing, industrial, necessity retail and alternatives while addressing areas of strategic, material weighting divergence with benchmark.
Data for the Account’s top five markets in terms of market value as of June 30, 2025 are provided below. The five markets presented below represent 41.9% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 90.9% leased.

Top 5 Metro Areas by Fair Market Value	Account % Leased	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio*	Metro Area Fair Value as a % of Total Investments*
Los Angeles-Long Beach-Anaheim, CA	87.9%	21	9.2%	7.8%
Riverside-San Bernardino-Ontario, CA	91.3%	7	9.1%	7.6%
Washington-Arlington-Alexandria, DC-VA-MD-WV	90.9%	18	9.0%	7.6%
Dallas-Fort Worth-Arlington, TX	95.7%	12	8.5%	7.1%
Atlanta-Sandy Springs-Roswell, GA	95.8%	8	6.1%	5.1%
*Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.
Office
The traditional office sector continues to experience softening demand, driven by the combination of structural shifts caused by remote-work trends and cyclical headwinds from the macroeconomy. Several large office occupiers have announced plans for a full-time return to office, but most continue to operate in a hybrid-work environment with several consolidating their office footprint. Higher-quality, recent vintage office buildings in prime locations have exhibited stronger fundamentals, benefiting from the flight to quality from office tenants. Supply growth remained historically low in the second quarter, and with little in the construction pipeline, newer-vintage office properties will enjoy a significant advantage in upcoming years. Alternatives in the office sector, such as medical outpatient buildings, face less of a threat from work-from-home shifts and benefit from significant demographic tailwinds, though recent cutbacks in Medicaid spending and life science funding have introduced another layer of uncertainty into the outlook for many of these alternatives.
Vacancy nationwide increased from 14.0% in the first quarter of 2025 to 14.1% in the second quarter of 2025, as reported by CoStar. Leasing activity declined to 82.3% in the second quarter of 2025, representing a 1.3% decrease from the first quarter of 2025. This drop reflects continued issues in the office sector, including hybrid work trends, economic uncertainty and interest rate uncertainty due to political pressures. The vacancy rate within the Account’s office portfolio increased from 16.5% in the first quarter of 2025 to 17.7% in the second quarter of 2025. Vacancy increased in the Houston and San Diego metro areas is due to tenant relocation and ongoing stabilization challenges. Washington, D.C. experienced a rise in vacancy as a result of federal agency downsizing, while the Dallas Metro area faced lease renewal challenges. In contrast, the New York metro area saw a decrease in vacancy due to strengthened return to office trends and sustained demand for high quality office space.

			Account Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	Q2 2025	Q1 2025	Q2 2025	Q1 2025
All Office			17.7%	16.5%	14.1%	14.0%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$763.3	3.1%	19.9%	15.6%	17.3%	17.2%
Dallas-Fort Worth-Arlington, TX	584.2	2.4%	9.2%	8.7%	18.0%	17.9%
San Diego-Carlsbad, CA	496.4	2.0%	23.5%	2.0%	13.0%	12.6%
Houston-The Woodlands-Sugar Land, TX	298.4	1.2%	15.2%	5.0%	19.6%	19.8%
New York-Newark-Jersey City, NY-NJ-PA	260.2	1.1%	21.4%	22.2%	13.4%	13.5%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account's vacancy is defined as the percentage of unleased square footage.
Industrial
Industrial fundamentals continued to soften in the second quarter, as concerns over trade policy and the implication of higher tariffs curbed leasing activity in the sector. Net new demand industrial space turned negative in the second quarter for the first time in a decade as potentials tenants likely paused warehousing expansion plans as they await clarity on tariff impacts. Vacancy rates climbed during the quarter as a result, though continued slowing in construction activity kept sector vacancy near historical averages. To the extent that the weakness in demand is driven by uncertainty, there is likely pent-up demand for space building in the sector, and leasing should improve as policy parameters are defined. Over the medium and long term, we believe industrial real estate still benefits from secular tailwinds from e-commerce which should propel demand in different phases of the cycle. However, changes in trade policy have already begun disrupting global supply chains, which would pressure industrial demand in trade-intensive markets and open opportunities for investment in others.
The national industrial vacancy rate was 7.4% in the second quarter of 2025, compared to 7.0% in the previous quarter, as reported by CoStar. The average vacancy rate of the industrial properties held by the Account increased from 8.5% in the first quarter of 2025 to 9.1% in the second quarter of 2025, due to lease expirations. The increase in vacancy in the Seattle and Los Angeles metro areas is due to slower leasing activity and non renewals.

			Account Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	Q2 2025	Q1 2025	Q2 2025	Q1 2025
All Industrial			9.1%	8.5%	7.4%	7.0%
Riverside-San Bernardino-Ontario, CA	$1,874.4	7.6%	8.7%	8.7%	8.2%	7.3%
Dallas-Fort Worth-Arlington, TX	716.7	2.9%	1.9%	1.9%	9.1%	9.1%
Los Angeles-Long Beach-Anaheim, CA	599.0	2.4%	18.5%	15.6%	6.2%	5.9%
Seattle-Tacoma-Bellevue, WA	596.5	2.4%	14.3%	13.3%	8.6%	7.8%
Miami-Fort Lauderdale-West Palm Beach, FL	563.0	2.3%	3.4%	3.5%	6.1%	5.8%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account's vacancy is defined as the percentage of unleased square footage.

Multi-Family
The multifamily sector enjoyed exceptional demand growth in the second quarter of 2025 as the sector continues to demonstrate its ability to absorb the record amount of new supply delivered in 2023 and 2024. U.S. apartment demand has now outpaced supply since the second quarter of 2024, helping to stabilize vacancy rates in the sector. Renter household formation has been boosted in recent quarters by elevated home prices and stubbornly high mortgage rates in the U.S. economy. Domestic migration and natural population growth will play an increased role in apartment demand performance among markets in upcoming quarters, as tighter immigration policy is likely to reduce household formation in several markets. Still, demand overall is likely to remain strong and nationally, supply growth in multifamily has already peaked. This should provide support to occupancy rates and rents in coming quarters after noticeable weakening in 2024.
The national apartment vacancy rate decreased to 4.4% in the second quarter of 2025 compared to 4.7% in the previous quarter, as reported by Real Page. The vacancy rate of the Account’s apartment properties decreased from 5.1% in the first quarter of 2025 to 3.9% in the second quarter of 2025. This decline is primarily attributable to strong tenant demand to key submarkets such as Washington, D.C., Los Angeles and Atlanta metro areas, plus the successful lease-up of newly developed construction.

			Account Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	Q2 2025	Q1 2025	Q2 2025	Q1 2025
All Apartment			3.9%	5.1%	4.4%	4.7%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$776.1	3.2%	1.1%	4.5%	3.9%	3.9%
Los Angeles-Long Beach-Anaheim, CA	738.4	3.0%	1.5%	3.9%	4.3%	4.1%
Miami-Fort Lauderdale-West Palm Beach, FL	493.5	2.0%	0.3%	3.2%	4.6%	4.4%
Charlotte-Concord-Gastonia, NC-SC	350.4	1.4%	3.0%	5.5%	5.2%	5.7%
Atlanta-Sandy Springs-Roswell, GA	373.5	1.5%	0.3%	5.2%	5.7%	6.1%
*Source: Real Page Market vacancy is defined as the percentage of space available for rent. The Account's vacancy is defined as the percentage of unleased square footage.
Retail
Fundamentals in the retail sector remained healthy in the second quarter, as limited supply growth has helped keep occupancy rates high despite a pullback in demand in the first half of the year. Retailers across several industries have already mentioned the impact of recent tariff hikes on profit margins and consumer spending showed signs of slowing in the second quarter, but grocery and other necessity-based retail tenants will prove to be resilient if the U.S. economy slows in the near term as expected. Over the medium and long term, well-located mixed used opportunities represent attractive investment targets for investment, particularly in dense, high-income population nodes. Moreover, the recent value adjustments in 2023 and early 2024 have translated into favorable pricing and an attractive entry point for investors.
The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers, which tend to have higher vacancy rates than the overall national retail market. The Account has over 1,100 retailers across its portfolio, with its largest retail exposure comprising less than 5.0% of total retail rentable area. The retail portfolio is managed to minimize significant exposure to any single retailer. The national vacancy rate for retail increased to 4.3% in the second quarter of 2025, up from 4.2% in the prior quarter. The average vacancy rate of the retail properties held by the Account increased from 7.3% to 7.6% over the same period. Vacancy within the neighborhood, community and strip center sector remained stable over the quarter. The increase in vacancy in the lifestyle and mall segment is primarily due to a combination of tenant challenges and shifting market dynamics. In contrast, the power center sector decrease is due to resilient tenant activity from value oriented retailers, as well as well located centers with anchors that support occupancy growth.

			Account Vacancy		Market Vacancy*
	Total Exposure ($M)	% of Total Investments	Q2 2025	Q1 2025	Q2 2025	Q1 2025
All Retail			7.6%	7.3%	4.3%	4.2%
Lifestyle & Mall	$1,184.0	4.8%	6.1%	4.5%	8.7%	8.7%
Neighborhood, Community & Strip	1,025.1	4.2%	8.9%	8.9%	6.0%	5.8%
Power Center**	325.8	1.3%	11.3%	16.4%	4.7%	4.5%
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

Hotel
While the first quarter of 2025 benefited from seasonal travel and early year events, the second quarter was impacted by growing economic uncertainty and inflationary pressures. For the remainder of the year, hotel occupancy is expected to remain relatively flat, with only modest gains compared to prior years. This slower growth is primarily driven by softening leisure travel demand, slower increases in average daily rates and a continued shortfall in international tourism.
The Account's exposure to the hospitality sector is limited to one hotel in the Dallas metro area. The hotel is located in a business park in the Dallas metro area and caters largely to business travelers. Key metrics to track hotel performance include occupancy, the average daily rate (“ADR”) and revenue per available room (“RevPAR”). For the quarter ended June 30, 2025, occupancy of the property decreased to 61.6%, as compared to 64.0% in the previous quarter. ADR and RevPAR were $150.59 and $159.21, respectively, for the second quarter of 2025, as compared to $164.45 and $181.34, respectively, in the prior quarter.
INVESTMENTS
As of June 30, 2025, the Account had total net assets of $22.7 billion, a 0.8% increase from December 31, 2024.
As of June 30, 2025, the Account held 84.2% of its total investments in real estate and real estate joint ventures. The Account also held a real estate operating business representing 4.2% of total investments, investments in loans receivable, including those with related parties, representing 3.5% of total investments, real estate funds representing 3.5% of total investments, U.S. government agency notes representing 3.0% of total investments, U.S. short term - repurchase agreement representing 1.2% of total investments and U.S treasury securities representing 0.4% of total investments.
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of June 30, 2025 was $0.6 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $2.7 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the Consolidated Schedules of Investments. As of June 30, 2025, the total outstanding principal on the Account’s portfolio was $4.8 billion, inclusive of loans payable within the joint venture investments, $347.4 million in loans collateralized by a loan receivable, $219.0 million outstanding on the Account's line of credit and $900.0 million in senior notes payable. This amount represented a loan-to-value ratio of 17.4%.
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
The following table lists the Account's ten largest investments as of June 30, 2025. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Concentrations of Risk.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Simpson Housing Portfolio	80%	Various	U.S.A	Apartment	$1,008.2	$392.0	$616.2	4.3%	3.7%
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	953.1	—	953.1	4.1%	3.5%
Fashion Show	50%	Las Vegas	NV	Retail	826.0	412.9	413.1	3.5%	3.1%
Storage Portfolio II	90%	Various	U.S.A	Storage	580.9	168.5	412.4	2.5%	2.1%
The Florida Mall	50%	Orlando	FL	Retail	552.9	299.5	253.4	2.4%	2.0%
Lincoln Centre	100%	Dallas	TX	Office	548.2	—	548.2	2.4%	2.0%
Dallas Industrial Portfolio	100%	Dallas	TX	Industrial	488.6	—	488.6	2.1%	1.8%
1001 Pennsylvania Avenue	100%	Washington	DC	Office	453.4	—	453.4	1.9%	1.7%
Seavest MOB	98%	Various	U.S.A	Office	390.2	153.9	236.3	1.7%	1.4%
Great West Industrial Portfolio	100%	Rancho Cucamonga	CA	Industrial	384.0	—	384.0	1.6%	1.4%
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

Results of Operations
Three months ended June 30, 2025 compared to Three months ended June 30, 2024
Net Investment Income
The following table shows the results of operations for the three months ended June 30, 2025 and 2024 and the dollar and percentage changes for those periods (dollars in millions).

	For the Three Months Ended June 30,		Change
	2025	2024	$	%
		2
Real estate income, net:
Rental income	$314.9	$334.8	$(19.9)	(5.9)%
Real estate property level expenses:
Operating expenses	73.9	85.3	(11.4)	(13.4)%
Real estate taxes	45.5	51.9	(6.4)	(12.3)%
Interest expense	13.2	22.0	(8.8)	(40.0)%
Total real estate property level expenses	132.6	159.2	(26.6)	(16.7)%
Real estate income, net	182.3	175.6	6.7	3.8%
Income from real estate joint ventures	45.2	41.3	3.9	9.4%
Income from real estate funds	2.7	0.7	2.0	285.7%
Interest income	28.4	27.0	1.4	5.2%
TOTAL INVESTMENT INCOME	258.6	244.6	14.0	5.7%
Expenses:
Investment management charges	15.8	26.2	(10.4)	(39.7)%
Administrative charges	13.1	14.5	(1.4)	(9.7)%
Distribution charges	2.0	4.1	(2.1)	(51.2)%
Liquidity guarantee charges	15.8	15.9	(0.1)	(0.6)%
Interest expense	10.5	15.2	(4.7)	(30.9)%
TOTAL EXPENSES	57.2	75.9	(18.7)	(24.6)%
INVESTMENT INCOME, NET	$201.4	$168.7	$32.7	19.4%
The table below illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the three months ended June 30, 2025 and 2024, "same property", as compared to the comparative increases or decreases associated with the acquisition and disposition of properties made in either period.

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2025	2024	$	%	2025	2024	$	%	2025	2024	$	%
Same Property	$290.0	$272.6	$17.4	6.4%	$67.7	$67.4	$0.3	0.4%	$43.1	$40.8	$2.3	5.6%
Properties Acquired	10.0	—	10.0	N/M	2.5	—	2.5	N/M	1.0	—	1.0	N/M
Properties Sold	14.9	62.2	(47.3)	(76.0)%	3.7	17.9	(14.2)	(79.3)%	1.4	11.1	(9.7)	(87.4)%
Impact of Properties Acquired/Sold	24.9	62.2	(37.3)	(60.0)%	6.2	17.9	(11.7)	(65.4)%	2.4	11.1	(8.7)	(78.4)%
Total Property Portfolio	$314.9	$334.8	$(19.9)	(5.9)%	$73.9	$85.3	$(11.4)	(13.4)%	$45.5	$51.9	$(6.4)	(12.3)%

N/M—Not meaningful
Rental Income:
Rental income decreased by $19.9 million, or 5.9%, when compared to the second quarter of 2024, primarily due to property dispositions, as indicated in the table above, offset by higher rental rates, recovery of bad debt, a decline in rent concessions and improved expense recoveries during the current period.
Operating Expenses:
Operating expenses decreased $11.4 million, or 13.4%, when compared to the second quarter of 2024 primarily due to property dispositions, as indicated in the table above, slightly offset by an increase in other service-related costs in the multi-family and industrial sectors.

Real Estate Taxes:
Real estate taxes decreased $6.4 million, or 12.3%, when compared to the same quarter in 2024, driven by property dispositions as indicated in the table above, offset by an increase in real estate taxes due to higher assessed values in the industrial and multi-family sector.
Interest Expense:
Interest expense decreased $8.8 million, or 40.0%, primarily due to lower average outstanding principal balance on loans payable, as compared to the same quarter in 2024.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures increased $3.9 million, or 9.4%, when compared to the same quarter in 2024, as a result of higher distributed income from an office property located in Houston, Texas, an office portfolio with locations in various cities and a retail property located in Las Vegas, Nevada. Higher distributed income is the result of lower expenses incurred by the Account's joint ventures.
Income from Real Estate Funds:
Income from real estate funds increased $2.0 million, or 285.7%, when compared to the same quarter in 2024, primarily as a result of higher dividends received from two of the Account's real estate fund investments. Higher dividends are attributable to lower expenses incurred by the Account's real estate funds.
Interest Income:
Interest income increased $1.4 million, or 5.2%, in comparison to the same quarter of 2024, due to a significant increase in the Account's marketable securities portfolio.
Expenses:
Investment management, administrative and distribution expenses charged to the Account by TIAA and one of its affiliates are charged on an at-cost basis and are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. Investment management expenses decreased by $10.4 million when compared to the prior year second quarter due to a reduction in the Account's total investments. Administrative expenses decreased $1.4 million due to lower personnel costs and technology efficiencies. Distribution charges decreased $2.1 million when compared to the prior year second quarter due to lower average net assets and decrease in the charge rates.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. There were no mortality and expense risk expenses charged by TIAA in the comparative periods. Liquidity guarantee expenses were $0.1 million lower than the comparable period of 2024 as a result of lower average net assets.
Interest expense on the Account's unsecured debt decreased $4.7 million when compared to the same quarter of 2024, due to a lower average outstanding principal balance on the Account's Credit Agreement.

Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized losses on investments and debt for the three months ended June 30, 2025 and 2024 and the dollar and percentage changes for those periods (millions).

	For the Three Months Ended June 30,		Change
	2025	2024	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized (loss) gain on investments:
Real estate properties	$(482.6)	$(176.0)	$(306.6)	(174.2)%
Real estate joint ventures	(13.0)	(10.1)	(2.9)	(28.7)%
Real estate funds	—	(8.4)	8.4	100.0%
Foreign currency translation	0.1	—	0.1	N/M
Marketable securities	—	(0.1)	0.1	100.0%
Loans receivable	(92.9)	0.1	(93.0)	N/M
Loans payable	61.7	—	61.7	N/M
Total realized loss on investments	(526.7)	(194.5)	(332.2)	(170.8)%
Net change in unrealized gain (loss) on:
Real estate properties	501.2	(227.2)	728.4	320.6%
Real estate joint ventures	(46.1)	(97.8)	51.7	52.9%
Real estate funds	5.4	(16.6)	22.0	132.5%
Real estate operating business	(27.8)	(12.8)	(15.0)	(117.2)%
Marketable securities	0.1	(0.1)	0.2	200.0%
Loans receivable	85.5	(18.9)	104.4	552.4%
Loans receivable with related parties	—	(0.4)	0.4	100.0%
Loans payable	(1.0)	(9.1)	8.1	89.0%
Other unsecured debt	(7.8)	3.7	(11.5)	(310.8)%
Net change in unrealized gain (loss) on investments and debt	509.5	(379.2)	888.7	234.4%
NET REALIZED AND UNREALIZED (LOSS) ON INVESTMENTS AND DEBT	$(17.2)	$(573.7)	$556.5	97.0%
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $18.6 million during the second quarter of 2025, compared to $403.2 million of net realized and unrealized losses during the comparable quarter of 2024. Current period realized losses in the second quarter of 2025 were attributable to the dispositions of three multi-family property in California and Minnesota; and five office properties in Virginia, Massachusetts and California. Unrealized gains were largely attributable to office and industrial properties, due to resilient demand, positive rent growth and stabilized interest rates. Prior period net realized and unrealized losses were driven by office and industrial properties in the East and Western region due to economic trends and struggling occupancy rate. The realized loss was primarily driven by the sale of an office property located in New York.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized losses of $59.1 million during the second quarter of 2025, compared to $107.9 million of net realized and unrealized losses during the second quarter of 2024. Unrealized losses for the current quarter were primarily driven by the Account's joint venture investments in the office and storage sectors, reflecting decreased market demand and current political pressures. Prior period net realized and unrealized losses were driven by decreased market demand caused by economic conditions.

Real Estate Funds:
Real estate funds experienced unrealized gains of $5.4 million during the second quarter of 2025, compared to $25.0 million of net realized and unrealized losses during the comparable period of 2024. Unrealized gains in the second quarter of 2025 were driven by favorable changes in capitalization rates and strengthened investor demand, resulting in favorable valuations for the Account's real estate fund investments. Prior period net realized and unrealized losses were due to unfavorable valuations resulting from higher capitalization rates.
Real Estate Operating Business:
The Account's real estate operating business experienced unrealized losses of $27.8 million during the second quarter of 2025, compared to $12.8 million of unrealized losses in the second quarter of 2024, which were unfavorable due to cost of capital trends and comparable trading activities. Unrealized losses in the second quarter of 2025 were the result of an unfavorable valuation during the quarter due to additional debt obtained during the quarter. Prior period unrealized losses were the results of unfavorable valuations supported by capital trends and comparable trading activities.
Marketable Securities:
The Account’s marketable securities experienced unrealized gains of $0.1 million in the second quarter of 2025, compared to net realized and unrealized losses of $0.2 million in the second quarter of 2024. Unrealized gains in the current quarter are due to favorable market conditions and effective investment strategies during the quarter. The prior period net losses can be attributed to the short-term hold period during the quarter, as frequent buys and sells were necessary to fund contract owner outflows.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced net realized and unrealized losses of $7.4 million during the second quarter of 2025, compared to $19.2 million of net realized and unrealized losses during the comparable quarter of 2024. Current period net realized and unrealized losses are mainly attributed to unfavorable valuations of two loans during the period. The appraised values of the collateral asset properties were lower than the principal value of the loans, which resulted in the unfavorable valuation of the loans receivable. The comparable period net losses were attributable to three loans collateralized by office properties.
Loans Payable:
Loans payable experienced net realized and unrealized gains of $60.7 million in the second quarter of 2025, compared to $9.1 million of unrealized losses during the comparable quarter of 2024. The net gains in the second quarter of 2025 were attributable to interest and debt forgiven from a disposed office property in Massachusetts. The prior period unrealized losses were primarily attributable to the extinguishment of debt associated with the disposition of a collateral property, as well as increased inflationary risk and widened credit spreads.
Other Unsecured Debt:
The Account's other unsecured debt experienced unrealized losses of $7.8 million in the second quarter of 2025, compared to $3.7 million of unrealized gains during the comparable quarter of 2024. The current period loss is attributable to unfavorable changes in the risk-free yield curve and changes in market assumptions due to political pressures, whereas the prior period unrealized gain was attributable to beneficial shifts in the risk-free yield curve.

Six months ended June 30, 2025 compared to six months ended June 30, 2024
Net Investment Income
The following table shows the results of operations for the six months ended June 30, 2025 and 2024 and the dollar and percentage changes for those periods (dollars in millions).

	For the Six Months Ended June 30,		Change
	2025	2024	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$636.7	$684.9	$(48.2)	(7.0)%
Real estate property level expenses:
Operating expenses	156.8	175.8	(19.0)	(10.8)%
Real estate taxes	91.4	103.0	(11.6)	(11.3)%
Interest expense	33.3	44.4	(11.1)	(25.0)%
Total real estate property level expenses	281.5	323.2	(41.7)	(12.9)%
Real estate income, net	355.2	361.7	(6.5)	(1.8)%
Income from real estate joint ventures	96.7	83.8	12.9	15.4%
Income from real estate funds	14.9	9.1	5.8	63.7%
Interest	64.8	57.9	6.9	11.9%
TOTAL INVESTMENT INCOME	531.6	512.5	19.1	3.7%
Expenses:
Investment management charges	34.4	46.8	(12.4)	(26.5)%
Administrative charges	28.5	34.7	(6.2)	(17.9)%
Distribution charges	5.1	7.8	(2.7)	(34.6)%
Liquidity guarantee charges	31.4	32.1	(0.7)	(2.2)%
Interest expense	20.1	32.2	(12.1)	(37.6)%
TOTAL EXPENSES	119.5	153.6	(34.1)	(22.2)%
INVESTMENT INCOME, NET	$412.1	$358.9	$53.2	14.8%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the six months ended June 30, 2025 and 2024. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2025	2024	$	%	2025	2024	$	%	2025	2024	$	%
Same Property	$574.7	$550.3	$24.4	4.4%	$139.0	$136.7	$2.3	1.7%	$83.4	$78.6	$4.8	6.1%
Properties Acquired	17.1	3.0	14.1	470.0%	5.2	1.0	4.2	420.0%	1.6	0.4	1.2	300.0%
Properties Sold	44.9	131.6	(86.7)	(65.9)%	12.6	38.1	(25.5)	(66.9)%	6.4	24.0	(17.6)	(73.3)%
Impact of Properties Acquired/Sold	62.0	134.6	(72.6)	(53.9)%	17.8	39.1	(21.3)	(54.5)%	8.0	24.4	(16.4)	(67.2)%
Total Property Portfolio	$636.7	$684.9	$(48.2)	(7.0)%	$156.8	$175.8	$(19.0)	(10.8)%	$91.4	$103.0	$(11.6)	(11.3)%
N/M—Not meaningful
Rental Income:
Rental income decreased by $48.2 million, or 7.0%, when compared to the first six months of 2024, primarily due to property dispositions, as indicated in the table above, offset by rent escalations, decline in rent concessions, recovery of bad debt and stronger leasing demand in the industrial, multi-family and retail sectors.

Operating Expenses:
Operating expenses decreased $19.0 million, or 10.8%, when compared to the same period of 2024, primarily due to property dispositions, as indicated in the table above. This was slightly offset by increase in repair and maintenance costs, as well as utility costs, due to inflation and weather conditions. The largest increases were in the retail and apartment sectors.
Real Estate Taxes:
Real estate taxes decreased $11.6 million, or 11.3%, when compared to the same period in 2024, primarily due to property dispositions, as indicated in the table above. Higher assessed property values aided in the offset of the decrease in the industrial sectors, resulting from an increase in property valuations.
Interest Expense:
Interest expense decreased by $11.1 million when compared to the same period in 2024, primarily due to a lower average outstanding principal balance on the Account's loans payable. A higher average outstanding principle balance was the driver of higher interest expenses during the prior period.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures increased $12.9 million, when compared to the same period in 2024, as a result of higher distributed income from four of the Account's retail joint venture investments, due to lower operating expenses. Prior period income was lower as a result of increased operating expenses resulting from increased occupancy.
Income from Real Estate Funds:
Income from real estate funds increased $5.8 million, when compared to the same period in 2024, as a result of increased distributed income from four of the Account's real estate fund investments. Prior period income was lower as a result of decreased distributed income and dispositions of properties held within the fund.
Interest Income:
Interest income increased $6.9 million in comparison to the same period in 2024, due to continual increases in the Account's marketable securities portfolio. The decrease in the prior period was attributable to the continued decline in the Account's loans receivable and marketable securities portfolio.
Expenses:
Investment management, administrative and distribution expenses charged to the Account by TIAA and one of its affiliates are charged on an at-cost basis and are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. Investment management expenses decreased by $12.4 million when compared to the prior year due to a reduction in the Account's total investments. Administrative expenses decreased $6.2 million due to lower personnel costs and technology efficiencies. Distribution charges decreased $2.7 million when compared to the prior year due to lower average net assets and decrease in charge rate.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and charged at a fixed rate based on the Account’s net assets. There were no mortality and expense risk expenses charged by TIAA in the comparative periods. Liquidity guarantee expenses were $0.7 million lower than the comparable period of 2024 as a result of lower average net assets.
Interest expense from the Account's other unsecured debt and line of credit decreased $12.1 million when compared to the same period of 2024, due to a lower average outstanding principal balance on the Account's Credit Agreement.

Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized gains and losses on investments and debt for the six months ended June 30, 2025 and 2024 and the dollar and percentage changes for those periods (dollars in millions).

	For the Six Months Ended June 30,		Change
	2025	2024	$	%
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND DEBT
Net realized (loss) gain on investments:
Real estate properties	$(670.0)	$(111.5)	$(558.5)	(500.9)%
Real estate joint ventures	(3.5)	(17.9)	14.4	80.4%
Real estate funds	—	4.6	(4.6)	(100.0)%
Foreign currency translation	0.1	—	0.1	N/M
Marketable securities	—	(0.1)	0.1	100.0%
Loans receivable	(92.9)	(138.9)	46.0	33.1%
Loans payable	61.7	—	61.7	N/M
Total realized loss on investments:	(704.6)	(263.8)	(440.8)	(167.1)%
Net change in unrealized gain (loss)on:
Real estate properties	612.4	(873.1)	1,485.5	170.1%
Real estate joint ventures	35.0	(284.5)	319.5	112.3%
Real estate funds	1.7	(32.3)	34.0	105.3%
Real estate operating business	(28.0)	43.2	(71.2)	(164.8)%
Marketable securities	—	(0.1)	0.1	100.0%
Loans receivable	86.3	25.0	61.3	245.2%
Loans receivable with related parties	—	0.1	(0.1)	N/M
Loans payable	3.3	(17.9)	21.2	118.4%
Other unsecured debt	(14.3)	13.5	(27.8)	(205.9)%
Net change in unrealized gain (loss) on investments and debt	696.4	(1,126.1)	1,822.5	161.8%
NET REALIZED AND UNREALIZED (LOSS) ON INVESTMENTS AND DEBT	$(8.2)	$(1,389.9)	$1,381.7	99.4%

N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized loss of $57.6 million during the first half of 2025, compared to $984.6 million of net realized and unrealized losses during the comparable period of 2024. While the Account saw appreciation across various real estate sectors during the period, unrealized gains were primarily driven by office and multi-family properties in the Western and Eastern region due to resilient demand, positive rent growth and stabilized interest rates. The realized losses in the first half of 2025 were attributable to the sale of four multi-family properties in Texas, California and Minnesota; and six office properties in Washington, D.C, Virginia, Massachusetts and California. While the Account saw depreciation across various real estate sectors during the prior year period, unrealized losses were primarily driven by office and industrial properties in the Western and Eastern region due to higher concessions and current economic conditions. The realized loss in the first half of 2024 was attributable to the sale of an office property located in New York, New York.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized gains of $31.5 million during the first half of 2025, compared to net realized and unrealized losses of $302.4 million during the comparable period of 2024. Unrealized gains in the first half of 2025 were primarily driven by the Account's joint venture investments in the multi-family and retail sectors due to increased regional market demand, reduced leasing concessions and improved asset specific performance. The realized losses in the first half of 2024 were due to the disposition of five student housing properties in Texas, North Carolina, Indiana and Florida.
Real Estate Funds:
Real estate funds experienced unrealized gains of $1.7 million during the first half of 2025, compared to net realized and unrealized losses of $27.7 million during the first six months of 2024. Current period gains were due to favorable valuations of four of the Account's real estate funds, due to lower capitalization rates. Prior year net realized and unrealized losses stemmed from unfavorable valuations driven by higher capitalization rates.
Real Estate Operating Business:
The Account's real estate operating business experienced unrealized losses of $28.0 million during the first six months of 2025, compared to $43.2 million unrealized gains in the comparable period of 2024. Unrealized losses were primarily attributable to unfavorable valuations, largely based on additional debt obtained during the year. Unrealized gains in the prior period were primarily attributable to favorable valuations, largely based on market pricing and expected growth.
Marketable Securities:
The Account's marketable securities investments experienced neither a gain or loss during the first six months of 2025, compared to net realized and unrealized losses of $0.2 million in the comparable period of 2024. Prior period losses can be attributed to short term hold periods during the first half of 2024.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced net realized and unrealized losses of $6.6 million during the first six months of 2025, compared to $113.8 million of net realized and unrealized losses during the comparable period of 2024. Losses in the first six months of 2025 are primarily attributable to unfavorable valuations of two loans during the period. The appraised values of the collateral asset properties is less than the principal value of the loans, which resulted in the unfavorable valuation of the loans payable, compounded by two loans paid off by the borrower. Prior period net realized and unrealized losses are primarily attributable to unfavorable valuations of four loans during the period.
Loans Payable:
Loans payable experienced net realized and unrealized gains of $65.0 million in the first six months of 2025, compared to $17.9 million of unrealized losses during the comparable period of 2024. The realized gains in the first half of 2025 were attributable to the interest and debt forgiven associated with an disposed office property in Massachusetts. The unrealized gains were mainly attributable to the disposition of a property associated with mortgage debt in Washington, DC, inflation risk and widening credit spreads. The prior period unrealized losses were primarily attributable to the extinguishment of debt associated with the disposition of a collateral property, as well as incremental changes in credit spreads and fluctuations in the risk-free yield curve.
Other Unsecured Debt:
Other unsecured debt experienced unrealized losses of $14.3 million in the first six months of 2025, attributable to unfavorable changes in credit spreads and changes in market assumptions due to political pressures. Prior year unrealized gains of $13.5 million were attributable to favorable changes in credit spreads and fluctuations in the risk-free yield curve.
Liquidity and Capital Resources
As of June 30, 2025 and December 31, 2024, the Account’s cash and cash equivalents had a value of $1.2 billion and $1.4 billion, respectively (5.4% and 6.0% of the Account’s net assets at such dates, respectively). The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and contract owner redemption requests (i.e., contract owner transfers, withdrawals or benefit payments). In addition, as disclosed in the Account's 2024 Form 10-K, the Account is able to meet its short-term and long-term liquidity needs through cash provided by operating activities, the available borrowing capacity under its Credit Agreement and the liquidity guarantee provided by TIAA as described below.

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
Although the Account experienced mixed net contract owner outflows and inflows during the second quarter of 2025, the TIAA General Account was not required to purchase any liquidity units this period. TIAA's ownership is approximately 3.91% of the outstanding accumulation units of the Account as of June 30, 2025. The independent fiduciary, which has the right to adjust the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”), has established the trigger point at 45% of the outstanding accumulation units.
Net Investment Income
Net investment income continues to be an additional source of liquidity for the Account. Net investment income was $412.1 million for the six months ended June 30, 2025, as compared to $358.9 million for the comparable period of 2024. The increase in total net investment income is described more fully in the Results of Operations section.
Leverage
As of June 30, 2025, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments, senior notes payable and any loans outstanding on the Account's Credit Agreement) to total gross asset value (i.e., a "loan -to-value ratio") was 17.4%. The Account intends to maintain its loan-to-value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s net equity interest in joint ventures), with no reduction associated with any indebtedness on such assets.
The Account's Credit Agreement, which is a $1.4 billion unsecured line of credit or credit facility, is used to facilitate near-term investment objectives, as further described in Note 12—Credit Agreement. As of June 30, 2025, the Account had $219.0 million outstanding on the line of credit. The Account exercised the first of its three extension options to extend the facility's termination date to September 20, 2025. The Account currently intends to exercise its second extension option in September 2025, subject to customary representations, warranties and closing conditions.
As of June 30, 2025, total principal outstanding for mortgages on properties held directly by the Account (four of which are collateralized by a loan receivable), the Credit Agreement and senior notes payable were $2.1 billion. There are six mortgage obligations secured by real estate investments wholly-owned by the Account, totaling $410.6 million, that are scheduled to mature within the next twelve months. The Account currently has sufficient liquidity in the form of cash and cash equivalents, short-term securities, and available capacity on the Account's line of credit under the Credit Agreement that can be drawn to meet its current mortgage obligations.
In times of high net inflow activity, in particular during times of high net contract owner transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan-to-value ratio.
Statements of Cash Flows
The following table sets forth the Account's sources and uses of cash flows for the six months ended June 30, 2025 and 2024 (in millions):

	Six Months Ended June 30,
	2025	2024
Cash flows provided by (used in):
Operating activities	$257.7	$374.0
Financing activities	$(368.2)	$(375.2)
The following provides information regarding the Account's cash flows from operating and financing activities for the six months ended June 30, 2025.
Operating Activities: The Account's operating cash flows are primarily impacted by net investment income and the purchase or sale of investments and debt. Cash provided by operating activities for the six months ended June 30, 2025, as compared to the prior year period, decreased by approximately $116.3 million, primarily driven by:
•$704.6 million in net realized loss on wholly owned properties, mortgage assets and joint venture investments
•$435.4 million in purchases of real estate properties
•$335.2 million in contributions to the Account's operating business, real estate funds, and joint ventures.
Offsetting the decrease in cash provided by operating activities above were $1,434.9 million increase in net assets;
• $777.2 million in proceeds from dispositions of wholly owned properties, joint venture distributions and payoff of loan receivable from related parties.
Financing Activities: The Account's financing cash flows are primarily impacted by contract owner transactions and repayments of debt. For the period ended June 30, 2025, cash used in financing activities decreased $7.0 million compared to the comparable period in 2024, primarily driven by:
•Prior period purchase of liquidity units by the TIAA General Account of $293.7 million compared to no liquidity units purchased by the TIAA General Account in the current period;
•An increase in net debt repayments of $160.2 million which included the Account borrowing $219.0 million on the line of credit in the current period, partially offset by:
•An improvement in net contract owner inflows of $140.5 million.
Long-Term Financing and Capital Needs
The Account expects to meet its long-term liquidity requirements, such as debt maturities, property acquisitions and financing of development activities, through the use of unsecured debt and credit facilities, proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions. The Account has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high. The value of and cash flow from these unencumbered properties are in excess of the requirements the Account must maintain in order to comply with covenants under its unsecured notes and Credit Agreement.
A summary of the Account's outstanding debt is as follows (in millions):

	June 30, 2025		December 31, 2024
	Principal Balance	% of Total	Principal Balance	% of Total
Secured	$985.4	46.8%	$1,634.3	64.5%
Unsecured	1,119.0	53.2%	900.0	35.5%
Total	$2,104.4	100.0%	$2,534.3	100.0%
Fixed Rate Debt:
Secured	$534.0	25.4%	$1,182.9	46.7%
Unsecured	1,119.0	53.2%	900.0	35.5%
Fixed Rate Debt	$1,653.0	78.6%	$2,082.9	82.2%
Floating Rate Debt:
Secured	$451.4	21.4%	$451.4	17.8%
Floating Rate Debt	$451.4	21.4%	$451.4	17.8%
Total	$2,104.4	100.0%	$2,534.3	100.0%
Recent Transactions
The following describes property and property-related transactions by the Account during the second quarter of 2025. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease.
Real Estate Properties and Joint Ventures
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price(1)
Hillside Village	04/04/2025	100.00%	Retail	Dallas, TX	$94.4
Campus Marketplace	06/06/2025	100.00%	Retail	San Marcos, CA	85.7
River Oaks Shopping Center	06/06/2025	100.00%	Retail	Santa Clara, CA	105.9
1530 Broadway Avenue	06/11/2025	100.00%	Industrial	Braselton, GA	26.4
(1) Represents the purchase price net of closing costs.
Sales

Property Name	Transaction Date	Ownership Percentage	Sector	Location	Net Sales Price(1)	Realized (Loss) Gain on Disposition(2)
Creekside Alta Loma	04/01/2025	100.00%	Multi-family	Cucamonga, CA	$89.4	$(2.2)
Ellipse at Ballston	04/01/2025	100.00%	Office	Arlington, VA	19.5	(91.6)
99 High Street	04/23/2025	100.00%	Office	Boston, MA	220.2	(222.5)
88 Kearny	04/23/2025	100.00%	Office	San Francisco, CA	69.3	(53.6)
The Bridges	06/09/2025	100.00%	Multi-family	Minneapolis, MN	32.6	(29.8)
The Knoll	06/09/2025	100.00%	Multi-family	Minneapolis, MN	21.6	(11.6)
Westlake Business	06/18/2025	100.00%	Office	West Lake Village, CA	22.8	(47.3)
30700 Russell Ranch	06/18/2025	100.00%	Office	West Lake Village, CA	15.9	(23.5)
(1) Represents the sales price, less selling expenses.
(2) Majority of the realized gain (loss) was previously recognized as unrealized gains (losses) in the Account's Consolidated Statements of Operations.

Financings
Debt Payoff

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
99 High Street(1)	04/23/2025	7.90%	Office	03/01/2030	$277.0
Holly Street Village	05/01/2025	3.65%	Multi-family	05/01/2025	81.0
The Henley at Kingstowne	05/01/2025	3.60%	Multi-family	05/01/2025	64.3
(1)    The lender agreed to forgive $50.0 million of the original principal balance outstanding and the remaining $227.0 million was assumed by the buyer at the time of purchase.
Loan Receivable
Payoff

Description	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
311 South Wacker Mezzanine	06/13/2025	4.81% + SOFR	Office	03/07/2023	$92.9
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint ventures, funds, an operating business and loans receivable, including those with related parties, which, as of June 30, 2025, represented 95.4% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:
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
•Risks of Borrowing—The risk that interest rate changes may impact Account returns if the Account borrows against a Credit Agreement, takes out a mortgage on a property, buys a property subject to a mortgage or holds a property subject to a mortgage, and hedging against such interest rate changes, if undertaken by the Account, may entail additional costs and be unsuccessful; and
•Foreign Currency Risk—The risk that the value of the Account’s foreign investments, related debt, or rental income could increase or decrease due to changes in foreign currency exchange rates or foreign currency exchange control regulations, and hedging against such currency changes, if undertaken by the Account, may entail additional costs and be unsuccessful.

The Account believes the diversification of its real estate portfolio, both geographically and by sector, along with its quarterly valuation procedure, helps manage the real estate and appraisal risks described above.
As of June 30, 2025, 4.6% of the Account’s total investments were comprised of marketable securities. Marketable securities may include high-quality debt instruments (i.e., government agency notes and U.S. treasury securities) and REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements of the Account's 2024 Form 10-K. As of June 30, 2025, the Account does not invest in derivative financial instruments, although it does engage in hedging activity related to foreign currency denominated investments.
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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2025. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
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
ITEM 1A. RISK FACTORS.
Continued liquidity challenges could adversely impact the Account’s operations, financial condition, growth and prospects and continue to trigger the Account’s Liquidity Guarantee
The Account requires sufficient liquidity to fund ongoing Account-level loan and debt commitments to make payments on its debt obligations as they become due, satisfy contract owner redemption requests, fund purchases and maintenance of portfolio properties, and meet other cash and contractual commitments. Starting in late 2023, the Account experienced a decrease in liquid assets, which was largely due to a spike in contract owner redemption requests (i.e., contract owner withdrawals or benefit payments), influenced by negative trends in the U.S commercial real estate market. These trends were exacerbated by higher interest rates that adversely affected property values. TIAA was required to trigger the Liquidity Guarantee by purchasing liquidity units beginning August 31, 2023 through the second quarter of 2024. The pace of net contract owner outflows has slowed over the period covered by this report and no additional liquidity units were purchased during the second quarter of 2025; however, any reversal or adverse change in the pace or scope of these outflows in future fiscal quarters or periods could have a material adverse effect on the Account’s business, financial condition and results of operations.
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

	(I)	Form of OneIRA Non-Qualified Deferred Annuity Contract (and Rate Schedule)[16]
	(J)	(1) Form of Endorsement to Retirement Choice and Retirement Choice Plus Contracts for Custom Portfolios[17]
(2) Form of Endorsement to Retirement Choice and Retirement Choice Plus Certificates for Custom Portfolios[17]
	(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate[18]
	(L)	(1)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Annuity Contract[19]
(2)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Plus Annuity Contract[19]
	(M)	Form of Retirement Plan Loan Endorsement to Group Retirement Annuity Certificate[20]
	(N)	Form of Retirement Plan Loan Endorsement to Retirement Annuity Contract[21]
	(O)	Form of Retirement Plan Loan Endorsement to Supplemental Retirement Annuity Contract[22]
	(P)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[23]
	(Q)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[24]
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of February 21, 2018, between TIAA, on behalf of the Registrant, and RERC, LLC[12]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.[8]
	(C)	Independent Fiduciary Letter Agreement, dated as of February 10, 2022, between TIAA, on behalf of the Registrant, and Situs AMC Real Estate Valuation Services, LLC.[13]
	(D)	Form of Note Purchase agreement, dated as of June 10, 2022, by and between TIAA, on behalf of the registrant, and the purchasers party thereto.[30]
	(E)	Form of Note Purchase agreement, dated as of March 21, 2023, by and between TIAA, on behalf of the registrant, and the purchasers party thereto.[31]

	(F)	First Amendment to the Custodian Agreement, dated as of September 25, 2024 by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.[32]
(19)		TIAA Enterprise Material Non-Public Information and Insider Trading Policy[33]
(31)		Rule 13a - 14(a) Certifications*
(32)		Rule 13a - 14(b) and Section 1350 Certifications*
(101)		The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2025 (Unaudited), formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities as of June 30, 2025 (Unaudited), (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024 (Unaudited), (iii) the Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2025 and 2024 (Unaudited), (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 (Unaudited), and (v) the Notes to the Consolidated Financial Statements (Unaudited).**
(104)		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the sixth day of August 2025.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

	By:	/s/ Colbert Narcisse
August 6, 2025		Colbert Narcisse Senior Executive Vice President, Chief Product & Business Development Officer, Teachers Insurance and Annuity Association of America (Principal Executive Officer)

August 6, 2025	By:	/s/ Christopher Baraks
Christopher Baraks Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)