Form 10-Q
period 2025-09-30
TIAA REAL ESTATE ACCOUNT
filed 2025-11-05
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2025.
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
Yes ☐  No ☒

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)
(In millions, except per accumulation unit amounts)

	September 30,	December 31,
	2025	2024

ASSETS
Investments, at fair value:
Real estate properties (cost: $12,895.8 and $13,290.0)	$15,854.3	$15,607.0
Real estate joint ventures (cost: $5,387.7 and $5,556.8)	5,382.8	5,381.4
Real estate funds (cost: $901.6 and $798.0)	833.2	740.3
Real estate operating business (cost: $620.5 and $491.2)	1,086.1	931.8
Marketable securities (cost: $1,166.8 and $1,211.7)	1,166.9	1,211.8
Loans receivable (principal: $943.5 and $1,181.6)	618.7	780.0
Loans receivable with related parties (principal: $70.2 and $97.8)	70.2	97.8
Total investments (cost: $21,986.1 and $22,627.1)	$25,012.2	$24,750.1
Cash and cash equivalents	74.1	144.7
Cash held by wholly owned properties	144.7	129.2
Due from investment manager	8.6	—
Other	223.0	221.9
TOTAL ASSETS	$25,462.6	$25,245.9
LIABILITIES
Loans payable, at fair value (principal outstanding: $893.5 and $1,634.3)	834.1	1,585.5
Line of credit, at fair value (principal outstanding: $576.0 and $—)	576.0	—
Other unsecured debt, at fair value (principal outstanding: $900.0 and $900.0)	895.1	877.0
Due to investment manager	—	6.9
Accrued real estate property expenses	233.1	242.7
Payable for securities purchased	140.8	—
Other	57.2	46.9
TOTAL LIABILITIES	$2,736.3	$2,759.0
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	22,269.2	22,028.4
Annuity Fund	457.1	458.5
TOTAL NET ASSETS	$22,726.3	$22,486.9
NUMBER OF ACCUMULATION UNITS OUTSTANDING	46.9	47.8
NET ASSET VALUE, PER ACCUMULATION UNIT	$474.780	$461.243
See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
INVESTMENT INCOME
Real estate income, net:
Rental income	$305.7	$352.7	$942.4	$1,037.6
Real estate property level expenses and taxes:
Operating expenses	75.3	81.7	232.1	257.5
Real estate taxes	47.6	52.3	139.0	155.3
Interest expense	13.6	19.9	46.9	64.3
Total real estate property level expenses	136.5	153.9	418.0	477.1
Real estate income, net	169.2	198.8	524.4	560.5
Income from real estate joint ventures	29.1	42.3	125.8	126.1
Income from real estate funds	5.1	2.7	20.0	11.8
Interest income	29.6	30.3	94.4	88.2
TOTAL INVESTMENT INCOME	233.0	274.1	764.6	786.6
Expenses:
Investment management charges	17.1	17.6	51.5	64.4
Administrative charges	13.4	17.2	41.9	51.9
Distribution charges	2.0	3.7	7.1	11.5
Liquidity guarantee charges	16.0	15.8	47.4	47.9
Interest expense	17.0	9.7	37.1	41.9
TOTAL EXPENSES	65.5	64.0	185.0	217.6
INVESTMENT INCOME, NET	167.5	210.1	579.6	569.0
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments and debt:
Real estate properties	(11.5)	(64.8)	(681.5)	(176.3)
Real estate joint ventures	(126.2)	—	(129.7)	(17.9)
Real estate funds	8.4	(4.1)	8.4	0.5
Foreign currency translation	0.1	—	0.2	—
Marketable securities	—	0.1	—	—
Loans receivable	(20.1)	(14.4)	(113.0)	(153.3)
Loans payable	—	—	61.7	—
Net realized gain (loss) on investments and debt	(149.3)	(83.2)	(853.9)	(347.0)
Net change in unrealized gain (loss) on:
Real estate properties	29.1	(105.4)	641.5	(978.5)
Real estate joint ventures	168.4	(154.5)	203.4	(439.0)
Real estate funds	(12.4)	(2.7)	(10.7)	(35.0)
Real estate operating business	53.0	97.2	25.0	140.4
Marketable securities	—	0.1	—	—
Loans receivable	(9.5)	(32.3)	76.8	(7.3)
Loans receivable with related parties	—	0.6	—	0.7
Loans payable	7.3	3.7	10.6	(14.2)
Other unsecured debt	(3.8)	(27.7)	(18.1)	(14.2)
Net change in unrealized gain (loss) on investments and debt	232.1	(221.0)	928.5	(1,347.1)
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT	82.8	(304.2)	74.6	(1,694.1)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$250.3	$(94.1)	$654.2	$(1,125.1)
See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions, Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
FROM OPERATIONS
Investment income, net	$167.5	$210.1	$579.6	$569.0
Net realized loss on investments	(149.3)	(83.2)	(853.9)	(347.0)
Net change in unrealized gain (loss) on investments and debt	232.1	(221.0)	928.5	(1,347.1)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	250.3	(94.1)	654.2	(1,125.1)
FROM TRANSACTIONS BY CONTRACT OWNERS AND TIAA
Premiums	665.5	697.2	2,128.3	2,131.7
Purchase of liquidity units by TIAA	—	—	—	293.7
Annuity payments	(10.7)	(11.1)	(32.5)	(35.6)
Death benefits	(34.6)	(35.6)	(102.7)	(112.0)
Withdrawals	(819.7)	(711.1)	(2,407.9)	(2,400.5)
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM TRANSACTIONS BY CONTRACT OWNERS AND TIAA	(199.5)	(60.6)	(414.8)	(122.7)
NET INCREASE (DECREASE) IN NET ASSETS	50.8	(154.7)	239.4	(1,247.8)
NET ASSETS
Beginning of period	22,675.5	22,525.8	22,486.9	23,618.9
End of period	$22,726.3	$22,371.1	$22,726.3	$22,371.1

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions, Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$654.2	$(1,125.1)
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	853.9	347.0
Net change in unrealized (gain) loss on investments and debt	(928.5)	1,347.1
Purchase of real estate properties	(817.9)	—
Capital improvements on real estate properties	(188.5)	(229.9)
Proceeds from sales of real estate properties	508.0	724.9
Purchases of real estate joint ventures, funds and operating business	(467.9)	(400.9)
Proceeds from sales of other real estate investments	315.5	104.0
Purchases and originations of loans receivable	(11.1)	(32.9)
Purchases and originations of loans receivable with related parties	(0.1)	(0.2)
Proceeds from payoffs of loans receivable	136.2	1.3
Proceeds from payoffs of loans receivable from related parties	27.7	2.0
Decrease (Increase) in other investments	185.7	(236.5)
Net change in from/due to investment manager	(15.5)	11.1
(Increase) Decrease in other assets	(22.4)	21.3
(Decrease) Increase in other liabilities	(4.1)	(2.2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	225.2	531.0
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	576.0	193.0
Payments on line of credit	—	(584.0)
Mortgage loan proceeds received	0.4	16.7
Payments of mortgage loans	(464.2)	(26.0)
Premiums	2,128.3	2,131.7
Purchase of liquidity units by TIAA	—	293.7
Annuity payments	(32.5)	(35.6)
Death benefits	(102.7)	(112.0)
Withdrawals	(2,407.9)	(2,400.5)
NET CASH USED IN FINANCING ACTIVITIES	(302.6)	(523.0)
NET (DECREASE) IN CASH, CASH EQUIVALENTS, CASH HELD BY WHOLLY OWNED PROPERTIES AND RESTRICTED CASH	(77.4)	8.0
CASH, CASH EQUIVALENTS, CASH HELD BY WHOLLY OWNED PROPERTIES AND RESTRICTED CASH
Beginning of period cash, cash equivalents, cash held by wholly owned properties and restricted cash	323.9	229.7
Net (decrease) increase in cash, cash equivalents, cash held by wholly owned properties and restricted cash	(77.4)	8.0
End of period cash, cash equivalents, cash held by wholly owned properties and restricted cash	$246.5	$237.7
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$82.1	$115.9
SUPPLEMENTAL NON-CASH DISCLOSURES
Loan assignment as part of a real estate disposition	$227.0	$170.0
Marketable securities purchases pending settlement	$140.8	$—
Loan receivable forgiven or extinguished	$112.9	$—
Debt forgiven in disposition of property	$50.0	$—
Properties assumed as part of a deed-in-lieu of foreclosure agreement	$—	$66.3
Interest forgiven in disposition of property	$11.7	$—
Debt assumed upon acquisition of property	$—	$44.2
Joint venture contribution to payoff related party loan receivable	$—	$31.9

See notes to the consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	As of September 30,
	2025	2024
Cash, cash equivalents and cash held by wholly owned properties	$218.8	$181.3
Restricted cash(1)	27.7	56.4
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$246.5	$237.7
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
Interim Financial Information: The Consolidated Financial Statements of the Account as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Account’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).
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
Pursuant to its existing liquidity guarantee obligation, beginning August 31, 2023 through the year ended December 31, 2024, the TIAA General Account purchased a cumulative total of 1.8 million liquidity units issued by the Account, amounting to $911.3 million. The Account did not experience significant net contract owner outflows during the third quarter of 2025, and the TIAA General Account was not required to purchase any liquidity units. The independent fiduciary, which has the right to adjust the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”), has established the trigger point at 45% of the outstanding accumulation units. As of September 30, 2025, the TIAA General Account owned approximately 3.95% of the outstanding accumulation units of the Account. The independent fiduciary will continue to monitor TIAA's ownership interest in the Account and provide further recommendations as necessary.
Expenses for the services and fees described above are identified as such in the accompanying Consolidated Statements of Operations and are further identified as "Expenses" in Note 14—Financial Highlights.
The Account has loans receivable outstanding with related parties as of September 30, 2025. Two of the loans are with a joint venture partner and the other loans are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies of the Account's 2024 Form 10-K. References to “SOFR” in the table below and elsewhere in these Notes mean the Secured Overnight Financing Rate, a benchmark interest rate based on the U.S. Treasury bond repurchase market that has largely replaced the discontinued LIBOR (London Interbank Offered Rate) for U.S. dollar-denominated instruments. The following table presents the key terms of the loans as of the reporting date (in millions):

		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
Principal						September 30, 2025	December 31, 2024
2025	2024
$36.5	$36.5	MRA Hub 34 Holding, LLC	95.00%	2.50% + SOFR	11/26/2025	$36.5	$36.5
0.5	0.5	MRA 34 LLC	—%	3.75% + SOFR	11/26/2025	0.5	0.5
4.7	4.6	MR MCC 3 Sponsor, LLC	—%	6.00%	12/1/2025	4.7	4.6
—	27.7	THP Student Housing, LLC(1)	97.00%	6.10%	6/30/2026	—	27.7
28.5	28.5	TREA SV 355 West 52nd Street	95.00%	5.20%	6/14/2027	28.5	28.5
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						$70.2	$97.8
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
As of September 30, 2025, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry.
The Account’s wholly-owned real estate investments and investments in joint ventures are primarily located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of September 30, 2025:

Diversification by Fair Value(1)
	West(2)	South(3)	East(4)	Midwest(5)	Foreign(6)	Total
Industrial	18.2%	10.8%	3.1%	2.4%	—%	34.5%
Apartment	8.1%	10.2%	9.0%	1.0%	—%	28.3%
Office	4.7%	4.9%	7.0%	0.3%	—%	16.9%
Retail	4.5%	4.6%	3.1%	1.1%	—%	13.3%
Other(7)	2.0%	2.5%	1.6%	0.2%	0.7%	7.0%
Total	37.5%	33.0%	23.8%	5.0%	0.7%	100.0%

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
Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2115. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, as of September 30, 2025 and December 31, 2024, are as follows (in millions):

	As of
Years Ended	September 30, 2025		December 31, 2024
2025	$147.2	(1)	$604.0
2026	569.1		549.2
2027	512.1		465.0
2028	426.1		375.0
2029	354.5		301.3
Thereafter	1,213.2		1,029.1
Total	$3,222.2		$3,323.6
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
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (in millions):

	As of
	September 30, 2025	December 31, 2024

Assets:
Right-of-use assets, at fair value	$36.4	$37.4
Liabilities:
Ground lease liabilities, at fair value	$36.4	$37.4
Key Terms:
Weighted-average remaining lease term (years)	60.1	63.0
Weighted-average discount rate(1)	9.01%	8.56%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.
For both the nine months ended September 30, 2025 and 2024, operating lease costs related to ground leases were $1.8 million. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (in millions):

	As of
	September 30, 2025		December 31, 2024
Years Ended
2025	$0.7	(1)	$2.6
2026	2.7		2.6
2027	2.8		2.7
2028	2.8		2.7
2029	2.9		2.7
Thereafter	467.1		443.2
Total	$479.0		$456.5
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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2025
Real estate properties	$—	$—	$15,854.3	$15,854.3
Real estate joint ventures	—	—	5,382.8	5,382.8
Real estate operating business	—	—	1,086.1	1,086.1
Marketable securities:
U.S. government agency notes	—	376.0	—	376.0
Reverse repurchase agreements	—	289.4	—	289.4
U.S. treasury securities	—	501.5	—	501.5
Loans receivable(1)	—	—	688.9	688.9
Loans payable	—	—	(834.1)	(834.1)
Line of credit	—	—	(576.0)	(576.0)
Other unsecured debt	—	(895.1)	—	(895.1)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2024
Real estate properties	$—	$—	$15,607.0	$15,607.0
Real estate joint ventures	—	—	5,381.4	5,381.4
Real estate operating business	—	—	931.8	931.8
Marketable securities:
U.S. government agency notes	—	701.4	—	701.4
U.S. treasury securities	—	510.4	—	510.4
Loans receivable(1)	—	—	877.8	877.8
Loans payable	—	—	(1,585.5)	(1,585.5)
Other unsecured debt	—	(877.0)	—	(877.0)
(1) Includes loans receivable with related parties.
The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2025 and 2024 (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(2)	Total Level 3 Investments	Loans Payable	Line of Credit
For the three months ended September 30, 2025
Beginning balance July 1, 2025	$15,451.0	$5,220.8	$1,033.1	$849.1	$22,554.0	$(933.3)	$(219.0)
Total realized and unrealized gains (losses) included in changes in net assets	17.6	42.2	53.0	(29.6)	83.2	7.3	—
Purchases(1)	431.7	120.6	—	4.9	557.2	(0.4)	(357.0)
Sales	(46.0)	—	—	—	(46.0)	—	—
Settlements(3)	—	(0.8)	—	(135.5)	(136.3)	92.3	—
Ending balance September 30, 2025	$15,854.3	$5,382.8	$1,086.1	$688.9	$23,012.1	$(834.1)	$(576.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(2)	Total Level 3 Investments	Loans Payable	Line of Credit
For the nine months ended September 30, 2025
Beginning balance January 1, 2025	$15,607.0	$5,381.4	$931.8	$877.8	$22,798.0	$(1,585.5)	$—
Total realized and unrealized gains (losses) included in changes in net assets	(40.0)	73.7	25.0	(36.2)	22.5	72.3	—
Purchases(1)	1,010.6	211.9	129.3	11.2	1,363.0	(0.4)	(576.0)
Sales	(723.3)	—	—	—	(723.3)	—	—
Settlements(3)	—	(284.2)	—	(163.9)	(448.1)	679.5	—
Ending balance September 30, 2025	$15,854.3	$5,382.8	$1,086.1	$688.9	$23,012.1	$(834.1)	$(576.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(2)	Total Level 3 Investments	Loans Payable	Line of Credit
For the three months ended September 30, 2024
Beginning balance July 1, 2024	$16,614.9	$5,794.4	$730.5	$1,077.3	$24,217.1	$(1,707.3)	$(153.0)
Total realized and unrealized gains (losses) included in changes in net assets(4)	(170.2)	(154.5)	97.2	(46.1)	(273.6)	3.7	—
Purchases(1)	108.0	85.2	69.9	23.8	286.9	(58.3)	(72.0)
Sales	(328.9)	—	—	—	(328.9)	—	—
Settlements(3)	—	—	—	(33.3)	(33.3)	20.3	153.0
Ending balance September 30, 2024	$16,223.8	$5,725.1	$897.6	$1,021.7	$23,868.2	$(1,741.6)	$(72.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(2)	Total Level 3 Investments	Loans Payable	Line of Credit
For the nine months ended September 30, 2024
Beginning balance January 1, 2024	$18,020.3	$5,881.2	$685.9	$1,183.7	$25,771.1	$(1,862.5)	$(463.0)
Total realized and unrealized gains (losses) included in changes in net assets(4)	(1,154.8)	(456.9)	140.4	(159.9)	(1,631.2)	(14.2)	—
Purchases(1)	253.2	311.2	71.3	33.1	668.8	(60.9)	(193.0)
Sales	(894.9)	—	—	—	(894.9)	—	—
Settlements(3)	—	(10.4)	—	(35.2)	(45.6)	196.0	584.0
Ending balance September 30, 2024	$16,223.8	$5,725.1	$897.6	$1,021.7	$23,868.2	$(1,741.6)	$(72.0)
(1)Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable, assumption of loans payable and line of credit borrowings.
(2)Includes loans receivable with related parties.
(3)Includes operating income for real estate joint ventures net of distributions, payments of loans receivable, and payments of loans payable and line of credit.
(4)Includes properties acquired through deed-in-lieu of foreclosure agreements.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of September 30, 2025.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 11.0% (8.4%) 5.5% - 9.8% (6.9%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0% - 10.8% (6.9%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.7% - 8.1% (7.2%) 5.2% - 6.8% (5.7%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.5% - 6.3% (5.1%)
	Residential	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 9.3% (7.0%) 5.0% - 7.8% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.8% - 7.0% (5.0%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 12.0% (7.4%) 5.5% - 9.5% (6.3%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0% - 9.0% (6.1%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.0% 8.3%
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.8%
	Land	Sales Comparison Approach	Price per projected unit	$55.00(2)
Real Estate Operating Business(3)		Income Approach—Discounted Cash Flow	Discount Rate Terminal Growth Rate	13.0% 11.3%
		Market Approach	EBITDA Multiple	29.6x
			Terminal EBITDA Multiple	20.0x
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	55.0% - 73.3% (63.6%) 6.3% - 9.4% (6.8%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	0.0% - 0.0% (0.0%) 0.0% - 0.0% (0.0%)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	58.4% - 61.7% (60.7%) 7.4% - 8.4% (7.7%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	0.0% - 0.0% (0.0%) 0.0% - 0.0% (0.0%)
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	41.7% - 79.2% (68.1%) 5.8% - 6.4% (6.3%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	41.7% - 79.2% (68.1%) 1.1 - 1.8 (1.6)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.3% - 40.6% (35.1%) 5.7% - 5.9% (5.8%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	30.3% - 40.6% (35.1%) 1.1 - 1.1 (1.1)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	45.8% - 71.5% (58.6%) 5.9% - 6.5% (6.2%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	45.8% - 71.5% (58.6%) 1.2 - 1.5 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	47.5% - 72.2% (53.2%) 5.7% - 8.4% (6.5%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	47.5% - 72.2% (53.2%) 1.2- 1.5 (1.2)

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2024.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 11.0% (8.5%) 5.0% - 9.5% (6.9%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0% - 13.8% (6.9%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 8.5% (7.3%) 5.3% - 7.0% (5.7%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.3% - 6.5% (5.3%)
	Residential	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 8.0% (7.0%) 5.0% - 6.8% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 6.5% (5.1%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 12.0% (7.7%) 5.5% - 9.5% (6.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.3% - 9.0% (6.1%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.0% 8.3%
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.8%
	Land	Sales Comparison Approach	Price per projected unit	$55.00(2)
Real Estate Operating Business(3)		Income Approach—Discounted Cash Flow	Discount Rate	12.5%
			Terminal Growth Rate	10.8%
		Market Approach	EBITDA Multiple	31.7x
			Terminal EBITDA Multiple	20.0x
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	52.7% - 78.2% (65.7%) 8.8% - 32.6% (14.5%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	35.8% - 72.6% (54.3%) 5.3% - 8.3% (6.4%)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	69.9% - 72.0% (71.0%) 7.7% - 9.0% (8.1%)
	Retail & Hospitality	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	66.9% - 66.9% (66.9%) 24.0% - 24.0% (24.0%)
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	43.2% - 78.4% (69.9%) 6.0% - 6.5% (6.4%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	43.2% - 78.4% (69.9%) 1.1 - 1.7 (1.4)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.0% - 40.5% (34.1%) 6.0% - 6.1% (6.0%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	30.0% - 40.5% (34.1%) 1.1 - 1.1 (1.1)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	45.6% - 73.8% (57.7%) 5.7% - 7.1% (6.4%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	45.6% - 73.8% (57.7%) 1.2 - 1.4 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	48.5% - 73.1% (54.0%) 5.7% - 7.2% (5.8%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	48.5% - 73.1% (54.0%) 1.2 - 1.4 (1.3)
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

During the nine months ended September 30, 2025 and 2024, there were no transfers between Levels 1, 2 or 3.
The amount of total net unrealized (losses) gains included in changes in net assets relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(1)	Total Level 3 Investments	Loans Payable
For the Three Months ended September 30, 2025	$13.9	$(49.8)	$53.0	$(29.7)	$(12.6)	$7.4
For the Nine Months Ended September 30, 2025	$48.6	$(13.5)	$25.0	$(36.2)	$23.9	$10.6
For the Three Months ended September 30, 2024	$(130.2)	$(165.5)	$97.2	$(46.1)	$(244.6)	$3.8
For the Nine Months Ended September 30, 2024	$(1,133.6)	$(482.6)	$140.4	$(68.8)	$(1,544.6)	$(14.1)
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At September 30, 2025, the Account held investments in joint ventures with ownership interest percentages that ranged from 2.0% to 98.5%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a predetermined threshold.
A condensed summary of the gross financial position and results of operations of the combined joint ventures is shown below (millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenue and Expenses
Revenues	$267.4	$295.2	$811.0	$879.6
Expenses	169.3	181.7	527.3	536.1
Excess of revenues over expenses	$98.1	$113.5	$283.7	$343.5
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
No financial support (such as loans or financial guarantees) was provided to the Funds during the nine months ended September 30, 2025. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are included in the maximum exposure to loss presented below.
The carrying amount and maximum exposure to loss relating to unconsolidated VIEs in which the Account holds a variable interest but is not the primary beneficiary were as follows at September 30, 2025 (in millions):

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
LCS SHIP Venture I, LLC (90.0% Account Interest)	$46.2	$46.2	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			The fund is currently in liquidation.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Veritas - Trophy VI, LLC (90.4% Account Interest)	$120.5	$120.5	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles metropolitan statistical area ("MSA").
			The Account can sell or transfer its interest in the fund with the consent and approval of the manager.

SP V - II, LLC (61.8% Account Interest)	$86.4	$92.9	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.
			Liquidation estimated to begin no earlier than 2029.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Taconic New York City GP Fund, LP (60.0% Account Interest)	$9.2	$9.2	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City MSA.
			The fund is currently in liquidation
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
Silverpeak NRE FundCo LLC (90.0% Account Interest)	$73.9	$76.7	Redemptions prohibited prior to liquidation.	To invest in alternative real estate investments primarily in major U.S. metropolitan markets.
			Sales have commenced and the Account anticipates liquidation will continue through 2029.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
IDR - Core Property Index Fund, LLC (0.7% Account Interest)	$34.5	$34.5	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.
Townsend Group Value-Add Fund (99.0% Account Interest)	$189.2	$218.8	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the U.S. market.
			Liquidation estimated to begin no earlier than 2027.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion
Flagler REA Healthcare Properties Partnership (90.0% Account Interest)	$17.3	$17.3	Redemptions prohibited prior to liquidation.	To acquire healthcare properties within the top 50 MSA's in the U.S.
			Liquidation estimated to begin in 2026
			The Account is permitted to transfer its interest in the fund to a qualified institutional investor, subject to the right first offer by the partner, following the one year anniversary of the fund launch.
Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)	$10.8	$10.8	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
			Liquidation estimated to begin no earlier than 2026.
			The Account is permitted to sell or transfer its interest in the fund with the consent and approval of the manager.

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
Silverpeak NRE FundCo 2 LLC (90.0% Account Interest)	$68.7	$84.4	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			Sales have commenced and the Account anticipates liquidation will continue through 2029.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
JCR Capital - REA Preferred Equity Parallel Fund (31.1% Account Interest)	$102.5	$112.4	Redemptions prohibited prior to liquidation.	To invest primarily in multi-family properties.
			Liquidation estimated to begin no earlier than 2026.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion

Silverpeak NRE FundCo 3 LLC (90.0% Account Interest)	$74.0	$79.5	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			Sales have commenced and the Account anticipates liquidation will continue through 2029.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
Total	$833.2	$903.2
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
In January 2025, the Account made an additional capital contribution of $127.2 million, which fulfilled the remaining commitment entered into in 2024.
The Account’s investment in DataBank at September 30, 2025, represents an ownership stake of 16.5%.

	September 30, 2025		December 31, 2024
Operating Business	Cost	Fair Value	Cost	Fair Value
	(in millions)		(in millions)
DataBank(1)	$620.5	$1,086.1	$491.2	$931.8
(1) The Account invests in DataBank through DigitalBridge Zeus Partners, LP and DigitalBridge Zeus Partners III, LP (collectively, the "Databank" investment).

Note 9—Reverse Repurchase Agreements
The Account periodically enters into reverse repurchase agreements (or "repos") with third parties. Repos are transactions in which the Account purchases securities with a contractual obligation to resell them at a specific date and price, generally overnight or with a short maturity (e.g., one to seven days). The Account enters into these repos pursuant to an existing agreement with State Street Bank & Trust Company (“State Street”) as a part of the liquid, fixed-income investment portion of the Account’s portfolio. The Account’s repo transactions include cash collateral received on securities loaned, certain overdraft credit agreements, and securities purchased under resale agreements. The securities underlying these repo transactions consist primarily of U.S. government and agency securities, which are monitored for market value daily. Under the Account’s existing reverse repurchase agreement with State Street, the Account generally has a right to obtain additional collateral or return excess collateral as market values fluctuate and to sell or repledge securities received as collateral. Repos have the risk that the counterparty to the transaction fails to pay the agreed upon resale price on the delivery date and the value of the collateral after the costs of disposing the collateral and any delay in foreclosing is less than the repurchase price. As of September 30, 2025, the aggregate fair value of securities held by the Account under the repos was $289.4 million, which represents less than 1.3% of the Account’s total assets as of September 30, 2025.
Note 10—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s indirect interests in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (in millions):

	September 30, 2025			December 31, 2024

	Principal Outstanding	Fair Value	% of Fair Value	Principal Outstanding	Fair Value	% of Fair Value
Office(1)	$670.8	$393.8	57.1%	$911.5	$518.7	59.1%
Apartment(1)	157.4	153.5	22.3%	185.0	179.7	20.5%
Industrial	136.8	136.8	19.9%	134.3	134.3	15.3%
Retail	44.0	—	—%	44.0	40.5	4.6%
Land	4.7	4.7	0.7%	4.6	4.6	0.5%
	$1,013.7	$688.8	100.0%	$1,279.4	$877.8	100.0%
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

The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of September 30, 2025 (in millions), listed in order of the strength of the risk rating (from strongest to weakest):

	September 30, 2025			December 31, 2024
	Number of Loans	Fair Value	% of Fair Value	Number of Loans	Fair Value	% of Fair Value
A	1	127.4	18.5%	—	—	—%
BBB+	—	—	—%	2	199.0	22.7%
BBB	2	148.8	21.6%	1	131.5	15.0%
BBB-	—	—	—%	1	45.3	5.2%
BB+	1	99.4	14.4%	—	—	—%
BB	—	—	—%	1	54.7	6.2%
BB-	3	180.6	26.2%	1	33.1	3.8%
B	1	53.0	7.7%	3	231.6	26.4%
CCC+	—	—	—%	1	17.5	2.0%
CCC	—	—	—%	1	40.5	4.6%
C	1	9.4	1.4%	1	26.7	3.0%
D	5	—	—%	6	—	—%
NR(1)	4	70.2	10.2%	5	97.9	11.1%
	18	$688.8	100.0%	23	$877.8	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of September 30, 2025 and December 31, 2024, all loans with NR designations were with related parties. The loans are collateralized by equity interests in real estate investments.
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
The following table represents loans receivable in nonaccrual status as of September 30, 2025 (in millions).

Aging	Number of Loans	Principal Outstanding	Fair Value
Past Due - 90 Days +	4	$261.2	$—

Note 11—Loans Payable
At September 30, 2025 and December 31, 2024, the Account had outstanding loans payable secured by the following properties (in millions):

Property	Annual Interest Rate and Payment Frequency	Principal Amounts Outstanding as of		Maturity
		September 30, 2025	December 31, 2024

1401 H Street NW(1)	7.00% paid monthly	$—	$115.0	February 5, 2025
Circa Green Lake(2)	3.71% paid monthly	—	52.0	March 5, 2025
Union - South Lake Union(2)	3.66% paid monthly	—	57.0	March 5, 2025
Holly Street Village(2)	3.65% paid monthly	—	81.0	May 1, 2025
Henley at Kingstowne(2)	3.60% paid monthly	—	64.8	May 1, 2025
32 South State Street(4)	4.48% paid monthly	24.0	24.0	June 6, 2025
Vista Station Office Portfolio(3)	4.20% paid monthly	39.2	39.8	November 1, 2025
Project Sonic(5)	2.00% + SOFR paid monthly	94.0	94.0	June 9, 2026
Spring House Innovation Park(2)	1.36% + SOFR paid monthly	—	71.2	July 9, 2026
Reserve at Chino Hills(5)	1.61% + SOFR paid monthly	82.2	82.2	August 9, 2026
Marketplace at Mill Creek	3.82% paid monthly	39.6	39.6	September 11, 2027
Overlook At King Of Prussia	3.82% paid monthly	40.8	40.8	September 11, 2027
Winslow Bay	3.82% paid monthly	25.8	25.8	September 11, 2027
Liberty Park	1.80% + SOFR paid monthly	60.1	59.8	December 9, 2027
1900 K Street, NW(3)	3.93% paid monthly	152.5	155.0	April 1, 2028
One Biscayne(5)	2.45% + SOFR paid monthly	80.0	100.0	September 9, 2028
Ashford Meadows(6)	5.76% paid monthly	64.6	64.6	October 1, 2028
803 Corday(6)	5.76% paid monthly	62.2	62.2	October 1, 2028
Churchill on the Park(6)	5.76% paid monthly	40.5	40.5	October 1, 2028
Carrington Park(6)	5.76% paid monthly	43.8	43.8	October 1, 2028
Five Oak	1.47% + SOFR paid monthly	44.2	44.2	August 9, 2029
99 High Street(1)	7.90% paid monthly	—	277.0	March 1, 2030
Total Principal Outstanding		$893.5	$1,634.3
Fair Value Adjustment(7)		(59.4)	(48.8)
Total Loans Payable		$834.1	$1,585.5
(1)Debt was extinguished as part of the disposition of the collateral property.
(2)The principal amount of the outstanding debt was paid off during the first nine months of 2025.
(3)The mortgage is adjusted monthly for principal payments.
(4)This loan is currently in default.
(5)The loan is collateralized by a mezzanine loan receivable, which is collateralized by the property listed in the above table.
(6)These loans are part of a cross-collateralized credit facility pursuant to the Credit Agreement.
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
As of September 30, 2025, the Account was in compliance with all covenants required by the Credit Agreement.

The following table provides a summary of the key characteristics of the Credit Agreement, as of September 30, 2025:

Current Balance - Line of Credit (in millions)	$576.0
Maximum Capacity (in millions)	$1,445.0
Inception Date	September 16, 2022
Revolving Commitment Termination	September 16, 2026
Extension Option(1)	Yes
ABR Revolving Credit Loans Interest Rate	ABR + Applicable Margin
SOFR Revolving Credit Loans Interest Rate(2)	Adjusted SOFR + Applicable Margin

(1) The Account has one remaining options to extend the Commitment Termination Date for an additional twelve months. The Account may also request additional funding, not to exceed $55.0 million, at any time prior to the Commitment Termination Date; however, this request is subject to approval at the sole discretion of the lenders and is not guaranteed.

(2) The weighted average interest rate for the three and nine months ended September 30, 2025 was 5.281%.
Note 13—Senior Notes Payable
In June 2022, the Account entered into a note purchase agreement with certain qualified institutional investors. Under the note purchase agreement, the Account issued $500.0 million of debt securities, in the form of Series A senior notes (the “Series A Notes”) and Series B senior notes (the “Series B Notes”) that mature on June 10, 2029 and 2032, respectively. The Account is obligated to repay the Series A and B Notes at par, plus accrued and unpaid interest to, but not including, the date of repayment. The Series A Notes bear interest at an annual rate of 3.24%, payable semi-annually, and the Series B Notes bear interest at an annual rate of 3.35%, payable semi-annually. The Account may also prepay the Series A and B Notes in whole or in part at any time, or from time to time, at the Account's option at par plus accrued interest to the prepayment date and, if prepaid on or before 90 days prior to the applicable maturity date, a make-whole premium.
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
As of September 30, 2025, the Account was in compliance with all covenants required by the note purchase agreements.
The following table provides a summary of the key characteristics of the outstanding senior notes payable, as of September 30, 2025:

	Principal (in millions)	Interest Rate	Maturity Date
Series A	$300.0	3.24%	June 10, 2029
Series B	$200.0	3.35%	June 10, 2032
Series C	$400.0	5.50%	May 30, 2027

Note 14—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Nine Months Ended September 30, 2025	Years Ended December 31,
		2024	2023	2022

Per Accumulation Unit Data:
Rental income	$19.924	$28.407	$27.323	$23.751
Real estate property level expenses	8.837	13.098	12.858	11.042
Real estate income, net	11.087	15.309	14.465	12.709
Other income	5.079	7.209	7.539	6.559
Total income	16.166	22.518	22.004	19.268
Interest expense	0.784	1.117	1.339	0.520
Expense charges(1)	3.127	4.701	4.877	4.601
Investment income, net	12.255	16.700	15.788	14.147
Net realized and unrealized gain (loss) on investments and debt	1.282	(36.511)	(91.657)	28.011
Net increase (decrease) in Accumulation Unit Value	13.537	(19.811)	(75.869)	42.158
Accumulation Unit Value:
Beginning of period	461.243	481.054	556.923	514.765
End of period	$474.780	$461.243	$481.054	$556.923
Total return(2)	2.93%	(4.12)%	(13.62)%	8.19%
Ratios to Average net assets(3):
Expense charges(4)	0.87%	0.99%	0.93%	0.89%
Investment income, net	3.41%	3.52%	3.00%	2.45%
Portfolio turnover rate(3):
Real estate properties(5)	5.5%	2.7%	1.4%	5.6%
Marketable securities(6)	—%	23.6%	21.6%	4.7%
Accumulation Units outstanding at end of period (millions)	46.9	47.8	48.0	52.1
Net assets end of period (millions)	$22,726.3	$22,486.9	$23,618.9	$29,658.1
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
(2)Percentages for the nine months ended September 30, 2025 are not annualized.
(3)Percentages for the nine months ended September 30, 2025 are annualized.
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

Note 15—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Nine Months Ended September 30, 2025	For the Year Ended December 31, 2024

Outstanding:
Beginning of period	47.8	48.0
Credited for premiums	4.6	6.3
Credited for purchase of liquidity units by TIAA	—	0.6
Annuity, other periodic payments, withdrawals and death benefits	(5.5)	(7.1)
End of period	46.9	47.8
Note 16—Commitments and Contingencies
Commitments—As of September 30, 2025 and December 31, 2024, the Account had the following immediately callable commitments to purchase additional interests in its real estate funds or provide additional funding through its loans receivable investments (in millions):

	Commitment Expiration	September 30, 2025	December 31, 2024

Real Estate Funds(1)
JCR Capital - REA Preferred Equity Parallel Fund	08/2025(2)	9.9	11.5
Silverpeak NRE FundCo 3 LLC	12/2026(4)	5.5	31.9
Townsend Group Value-Add Fund	12/2026(3)	29.7	29.7
Silverpeak NRE FundCo LLC	12/2025(5)	2.7	4.3
SP V - II, LLC	09/2029(5)	6.5	6.4
Silverpeak NRE FundCo 2 LLC	12/2026(4)	15.7	22.7
		$70.0	$106.5
Loans Receivable(6)
One Biscayne Tower Senior Loan	07/2028	30.8	25.1
One Biscayne Tower Mezzanine	07/2028	10.2	8.3
MRA Hub 34 Holding, LLC	11/2025	1.5	1.5
The Reserve at Chino Hills	08/2025	—	0.9
735 Watkins Mill	08/2025	—	4.7
Project Sonic Senior Loan	06/2026	—	1.9
Project Sonic Mezzanine	06/2026	—	0.6
		$42.5	$43.0
Real Estate Operating Business
DataBank	03/2025	—	$126.0
		$—	$126.0
TOTAL COMMITMENTS		$112.5	$275.5
(1)Additional capital can be called during the commitment period at any time. The commitment period can only be extended by the manager with the consent of the Account. The commitment expiration date is reflective of the most recent signed agreement between the Account and the fund manager, including any side letter agreements.
(2)The commitment and investment period has ended for this fund. The remaining commitment value is reflective of funding commitments made on deals that are currently in process. There will be no new deals to fund. Commitment expiration date was updated to reflect the end of the investment term.
(3)Commitment terms have expired for these funds, however, outstanding equity to fund is tied to existing deals where the capital will be required. There will be no new deals to fund. Commitment expiration is updated to end of investment terms.
(4)Commitment expiration date represents the Recallable Commitment Term expiration date.

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
Note 17—Subsequent Events
In preparing these financial statements, Management has evaluated events and transactions for potential recognition or disclosure subsequent to September 30, 2025, through November 5, 2025, the date the financial statements were issued.
On October 22, 2025, the Account entered into a note purchase agreement to issue $700.0 million in aggregate principal amount of debt securities in the form of a $375.0 million in aggregate principal amount of 4.89% series D senior notes due October 22, 2030 and $325.0 million in aggregate principal amount of 5.13% series E senior notes due October 22, 2032.
On October 24, 2025, the Account paid down $416.0 million on the Account’s outstanding line of credit balance, increasing the available line of credit to $1,285.0 million
The following property-related transactions occurred subsequent to September 30, 2025 (in millions):
Real Estate Properties and Joint Ventures
Sales

Property Name	Sales Date	Ownership Percentage	Sector	Location	Net Sales Price(1)	Realized (Gain) Loss on Sale(2)
Stella	10/9/2025	100.0%	Multi-family	Marina Del Ray, CA	$132.6	$(42.8)
Chisholm Trail	10/14/2025	100.0%	Industrial	Houston, TX	8.7	1.8
Birkdale Village	10/21/2025	93.0%	Retail	Huntersville, NC	252.8	22.4
(1) The net sales price represents the sales price, less selling expenses.
(2) Majority of the realized gain/(loss) has been previously recognized as unrealized gains (losses) in the Account's Consolidated Statements of Operations.

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	September 30, 2025		December 31, 2024
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Alabama
Retail	27.0	0.1%	27.0	0.1%
	$27.0	0.1%	$27.0	0.1%
Arizona
Industrial	73.9	0.3%	69.7	0.3%
	$73.9	0.3%	$69.7	0.3%
California
Industrial	3,025.6	13.3%	3,177.9	14.1%
Apartment	1,143.5	5.0%	1,173.3	5.2%
Retail	490.3	2.2%	292.3	1.3%
Office	60.8	0.3%	178.2	0.8%
	$4,720.2	20.8%	$4,821.7	21.4%
Colorado
Industrial	43.8	0.2%	42.8	0.2%
Office	40.3	0.2%	40.3	0.2%
	$84.1	0.4%	$83.1	0.4%
Connecticut
Office	23.8	0.1%	24.2	0.1%
	$23.8	0.1%	$24.2	0.1%
Florida
Apartment	954.8	4.2%	928.4	4.1%
Industrial	767.7	3.4%	723.5	3.2%
Retail	74.1	0.3%	69.8	0.3%
	$1,796.6	7.9%	$1,721.7	7.6%
Georgia
Apartment	375.2	1.6%	369.4	1.6%
Industrial	290.0	1.3%	250.0	1.1%
Retail	132.5	0.6%	132.9	0.6%
	$797.7	3.5%	$752.3	3.3%
Illinois
Industrial	269.1	1.2%	226.9	1.0%
Retail	241.9	1.1%	154.1	0.7%
Apartment	208.3	0.9%	116.2	0.5%
	$719.3	3.2%	$497.2	2.2%
Indiana
Industrial	97.6	0.4%	95.8	0.4%
	$97.6	0.4%	$95.8	0.4%
Maryland
Industrial	86.6	0.4%	80.0	0.4%
Apartment	75.7	0.3%	73.1	0.3%
Retail	63.1	0.3%	62.6	0.3%
	$225.4	1.0%	$215.7	1.0%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	September 30, 2025		December 31, 2024
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Massachusetts
Apartments	166.5	0.7%	53.2	0.2%
Industrial	137.4	0.6%	132.3	0.6%
Office	92.0	0.4%	375.8	1.7%
Retail	89.7	0.4%	110.0	0.5%
	$485.6	2.1%	$671.3	3.0%
Minnesota
Industrial	134.2	0.6%	134.7	0.6%
Apartment	—	—%	57.5	0.3%
	$134.2	0.6%	$192.2	0.9%
Nevada
Industrial	91.6	0.4%	—	—%
	91.6	0.4%	—	—%
New Jersey
Industrial	372.4	1.6%	364.7	1.6%
Retail	86.8	0.4%	82.9	0.4%
Land	28.2	0.1%	—	—%
	$487.4	2.1%	$447.6	2.0%
New York
Apartment	250.3	1.1%	260.2	1.2%
Office	249.7	1.1%	249.3	1.1%
	$500.0	2.2%	$509.5	2.3%
North Carolina
Retail	97.4	0.4%	93.4	0.4%
Apartment	78.8	0.4%	79.9	0.4%
	$176.2	0.8%	$173.3	0.8%
Oregon
Office	58.7	0.3%	66.1	0.3%
Apartment	29.4	0.1%	27.3	0.1%
	$88.1	0.4%	$93.4	0.4%
Pennsylvania
Retail	63.0	0.3%	63.2	0.3%
	$63.0	0.3%	$63.2	0.3%
South Carolina
Apartment	88.0	0.4%	84.6	0.4%
	$88.0	0.4%	$84.6	0.4%
Tennessee
Retail	84.5	0.4%	84.5	0.4%
Industrial	76.5	0.3%	70.7	0.3%
Apartment	38.8	0.2%	40.3	0.2%
	$199.8	0.9%	$195.5	0.9%
Texas
Industrial	1,114.5	4.9%	1,052.3	4.7%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	September 30, 2025		December 31, 2024
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Office	632.4	2.8%	520.0	2.3%
Apartment	514.0	2.3%	608.8	2.7%
Retail	98.5	0.4%	—	—%
Hotel	95.0	0.4%	92.7	0.4%
	$2,454.4	10.8%	$2,273.8	10.1%
Utah
Office	49.9	0.2%	43.7	0.2%
Industrial	36.7	0.2%	—	—%
	$86.6	0.4%	$43.7	0.2%
Virginia
Apartment	402.6	1.8%	387.5	1.7%
Retail	134.6	0.6%	129.1	0.6%
Office	81.4	0.3%	97.5	0.4%
	$618.6	2.7%	$614.1	2.7%
Washington
Industrial	600.4	2.6%	569.5	2.5%
Apartment	279.3	1.2%	266.4	1.2%
	$879.7	3.8%	$835.9	3.7%
Washington D.C.
Office	650.3	2.9%	800.5	3.6%
Apartment	285.2	1.3%	300.0	1.3%
	$935.5	4.2%	$1,100.5	4.9%
TOTAL REAL ESTATE PROPERTIES
(Cost: $12,895.8 and $13,290.0)	$15,854.3	69.8%	$15,607.0	69.4%

REAL ESTATE JOINT VENTURES
Location/Sector	September 30, 2025		December 31, 2024
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Arizona
Apartment	33.4	0.1%	—	—%
Land	—	—%	27.5	0.1%
	$33.4	0.1%	$27.5	0.1%
California
Office	589.4	2.6%	500.1	2.2%
Retail	38.4	0.2%	39.7	0.2%
Land	—	—%	68.8	0.3%
	$627.8	2.8%	$608.6	2.7%
Florida
Retail	386.6	1.7%	393.3	1.8%
	$386.6	1.7%	$393.3	1.8%
Georgia
Apartment	18.6	0.1%	—	—%
Land	—	—%	18.7	0.1%
	$18.6	0.1%	$18.7	0.1%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE JOINT VENTURES
Location/Sector	September 30, 2025		December 31, 2024
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Maryland
Office	33.4	0.2%	—	—%
Retail	17.1	0.1%	17.0	0.1%
Land	—	—%	34.0	0.1%
	$50.5	0.3%	$51.0	0.2%
Massachusetts
Office	161.1	0.7%	159.3	0.7%
	$161.1	0.7%	$159.3	0.7%
Nevada
Retail	418.0	1.8%	380.8	1.7%
	$418.0	1.8%	$380.8	1.7%
New York
Industrial	65.4	0.3%	63.1	0.3%
Apartment	44.5	0.2%	40.2	0.2%
Retail	29.2	0.1%	28.6	0.1%
Office	19.6	0.1%	16.6	0.1%
	$158.7	0.7%	$148.5	0.7%
North Carolina
Apartment	170.8	0.8%	155.8	0.7%
Retail	76.8	0.3%	70.0	0.3%
Land	23.6	0.1%	20.4	0.1%
Office	22.7	0.1%	30.9	0.1%
	$293.9	1.3%	$277.1	1.2%
South Carolina
Apartment	103.5	0.5%	69.3	0.3%
Land	—	—%	18.9	0.1%
	$103.5	0.5%	$88.2	0.4%
Tennessee
Retail	181.1	0.8%	177.9	0.8%
	$181.1	0.8%	$177.9	0.8%
Texas
Office	301.8	1.3%	296.9	1.3%
Industrial	47.5	0.2%	50.1	0.2%
Other(1)	—	—%	0.7	—%
	$349.3	1.5%	$347.7	1.5%
Various(2)
Storage	1,201.8	5.3%	1,197.3	5.3%
Apartment	753.5	3.3%	1,014.7	4.5%
Office	499.0	2.2%	427.0	1.9%
	$2,454.3	10.8%	$2,639.0	11.7%
Foreign(3)
Land	146.0	0.6%	63.8	0.3%
	$146.0	0.6%	$63.8	0.3%
TOTAL REAL ESTATE JOINT VENTURES
(Cost: $5,387.7 and $5,556.8)	$5,382.8	23.7%	$5,381.4	23.9%
(1)Represents residual equity value of the joint venture investment after property disposition.
(2)Properties within these investments are located throughout the United States.
(3)Property is located outside of the United States.

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES
	September 30, 2025		December 31, 2024
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
U.S. treasury securities	501.5	2.1%	510.4	2.3%
U.S. government agency notes	376.0	1.7%	701.4	3.1%
Reverse repurchase agreements	289.4	1.3%	—	—%
TOTAL MARKETABLE SECURITIES
(Cost: $1,166.8 and $1,211.7)	$1,166.9	5.1%	$1,211.8	5.4%

TOTAL REAL ESTATE FUNDS
(Cost: $901.6 and $798.0)	$833.2	3.7%	$740.3	3.3%

TOTAL REAL ESTATE OPERATING BUSINESS
(Cost: $620.5 and $491.2)	$1,086.1	4.8%	$931.8	4.1%

TOTAL LOANS RECEIVABLE
(Cost: $943.5 and $1,181.6)	$618.7	2.7%	$780.0	3.5%

TOTAL LOANS RECEIVABLE WITH RELATED PARTIES
(Cost: $70.2 and $97.8)	$70.2	0.3%	$97.8	0.4%

TOTAL INVESTMENTS
(Cost: $21,986.1 and $22,627.1)	$25,012.2	110.1%	$24,750.1	110.0%

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
Forward-looking Statements
Some statements in this Form 10-Q which are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about management’s expectations, beliefs, intentions or strategies for the future, include the assumptions and beliefs underlying these forward-looking statements, and are based on current expectations, estimates and projections about the real estate industry, domestic and global economic conditions, including conditions in the credit and capital markets, employment rates, the sectors, markets and businesses in which the Account invests and operates, and the transactions described in this Form 10-Q. While management believes the assumptions underlying any of its forward-looking statements and information to be reasonable, such information may be subject to uncertainties and may involve certain risks which may be difficult to predict and are beyond management’s control. These risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement. These risks and uncertainties include, but are not limited to, the risks associated with the following:
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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended September 30, 2025 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.
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
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. Management intends that the Account will not hold more than 10% of net assets in such securities on a long-term basis. As of September 30, 2025, the Account did not hold any publicly traded REITs or CMBS.
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
Foreign Investments. The Account may also make foreign real estate, foreign real estate-related investments and foreign liquid, fixed-income investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management does not intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of September 30, 2025, the fair value of the Account's foreign real estate investments was $146.0 million, or 0.6% of net assets.
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
THIRD QUARTER 2025 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook

Key Macro Economic Indicators*	Actuals		Forecast
	2024	3Q 2025	2025	2026
Economy(1)
Gross Domestic Product (“GDP”)	2.4%	2.8%	1.8%	1.5%
Employment Growth (2)	168	61	76	30
Unemployment Rate	4.1%	4.3%	4.4%	4.8%
Interest Rates(3)
10 Year Treasury	4.6%	4.2%	4.1%	4.3%
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
Global economic activity proved resilient in the third quarter of 2025, as several major economies experienced stronger growth than expected despite concerns surrounding the U.S.’ shift in trade policy. Global growth forecasts for 2025 have increased over the past few months, though the global impact of higher U.S. trade barriers has yet to be fully realized. Economic activity and global trade are likely to slow at the end of 2025, and signs point to weakening growth in the global economy in 2026.
In the U.S., policy uncertainty and a rapidly changing trade environment continue to dominate the economic landscape through the first three quarters of 2025. A new round of broad-based reciprocal tariffs went into effect in early-August, and the Trump administration has implemented or threatened additional tariffs on China as well as on goods from specific industries like furniture and pharmaceuticals. The U.S. effective tariff rate is expected to top 15% by year’s end according to Moody’s Analytics, increasing costs for U.S. importers. In addition, funding for the U.S. government expired on September 30th, leading to a shutdown of many government functions. The reduction in government employment and spending will have growth implications at the end of 2025 and will add another layer of uncertainty into the outlook, as many key data releases are delayed.
Despite the volatility from trade policy, the U.S. economy continued to expand at a solid pace in the third quarter, climbing at an estimated 2.8% annualized pace after rebounding in the second quarter. Consumer spending has picked up after stalling at the start of the year but much of the improvement in GDP growth over the past two quarters has been driven by business spending, fueled by companies’ investments in expanding AI capabilities. The labor market has struggled in recent months, however, as the economy added fewer than 100,000 jobs in each of the last four months. This raises some questions about the strength of consumer spending in coming months, and the economy is expected to slow at the end of the year. The passage of the One Big Beautiful Bill Act contains several new tax cuts, tax cut extensions, and boosts to government spending, which should help to offset some of the headwinds facing the economy and sustain growth in 2026.

The U.S. Federal Reserve responded to weakened labor market conditions by cutting interest rates for the first time this year, lowering the target federal funds rate by 25 basis points in September. Federal officials have signaled that future rate cuts are likely in coming quarters, and markets now expect additional rate cuts in the Federal Reserve’s last two meetings in 2025. Yields on 10-year Treasuries drifted upward at the start of the quarter but declined following weaker jobs data and the Federal Reserve’s cut, finishing the third quarter of 2025 slightly lower at 4.16%.
Outside of the U.S., policymakers in Europe are more cautious about further cuts in interest rates. The European Central Bank (ECB) held interest rates steady throughout the third quarter and is expected to continue to hold at 2.0% throughout the remainder of the year. Economic growth surprised on the upside during the quarter and the ECB raised its growth forecast for 2025 for the region, though weakness in export-intensive economies like Germany remain a concern. In the United Kingdom, fiscal challenges remain a hindrance to growth, but rising food and energy prices led the Bank of England to hold policy interest rates steady. Further cuts in the United Kingdom are likely to be gradual, as the central bank assesses weakening economic conditions against concerns over inflation.
In Asia, China’s economy grew 4.8% year-over-year in the third quarter of 2025, down from the 5.2% pace in the previous quarter. China’s export sector continued its strong performance despite higher tariffs on goods headed to the U.S. However, consumer spending and manufacturing activity slowed considerably during the quarter, weighing on overall growth Policymakers in China have signaled that increased focus on domestic consumer spending will be necessary in upcoming quarters as the effects from a higher tariff regime in the U.S. begin to take hold in China’s export sector.
Real Estate Market Conditions and Outlook
Like other asset classes, commercial real estate faces some uncertainty given the outlook for slower growth and continued policy volatility. However, commercial real estate values already underwent a period of correction from late 2022 through early-2024, driven by rapidly increasing long-term yields in 2022. Management believes that this decreases the risk of further large declines in values, and may make the current market cycle an attractive entry point for investors as the sector begins another growth cycle. The recovery in the U.S. commercial real estate sector continued to gain momentum in the third quarter, helped by stabilizing lending standards and improved access to capital. In addition, construction activity is slowing across all major property types, which should translate to slower supply growth and provide some protection for real estate fundamentals.
The Account returned 1.11% in the third quarter of 2025 and 3.64% since September 30, 2024. The Account had slight appreciation in property values in the third quarter and Management believes that, overall, property fundamentals remain strong. Future transaction activity is expected to be consistent with the Account’s multi-year strategy of reducing exposure to anticipated underperforming sectors such as traditional office and regional malls and increasing allocations to anticipated outperforming sectors such as housing, industrial, necessity retail and alternatives while addressing areas of strategic, material weighting divergence from the benchmark.
Data for the Account’s top five markets in terms of market value as of September 30, 2025 are provided below. The five markets presented below represent 40.9% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 91.3% leased.

Top 5 Metro Areas by Fair Market Value	Account % Leased	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio*	Metro Area Fair Value as a % of Total Investments*
Los Angeles-Long Beach-Anaheim, CA	90.0%	20	9.0%	7.7%
Washington-Arlington-Alexandria, DC-VA-MD-WV	90.7%	17	8.7%	7.4%
Riverside-San Bernardino-Ontario, CA	91.3%	6	8.7%	7.4%
Dallas-Fort Worth-Arlington, TX	95.5%	12	8.5%	7.2%
Atlanta-Sandy Springs-Roswell, GA	94.8%	8	6.0%	5.1%
*Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.

Office
The traditional office sector remains challenged but appears to be stabilizing. Net absorption was positive for the first time in three years, and vacancy fell by 8 basis points over the quarter. Additionally, we see attractive opportunities emerging for high-quality assets. Newer properties have collectively seen improving occupancy since early 2024. Starts are at record lows, leading to virtually no new supply over the mid-term that should result in a shortage of high-quality space. Prices bottomed earlier in 2025, falling 40% from the peak and have increased by just 2.5% since. Management believes that a supply shortage combined with comparatively high going-in yields are starting to drive a relative value opportunity.
Vacancy nationwide decreased from 14.1% in the second quarter of 2025 to 14.0% in the third quarter of 2025, as reported by CoStar. Leasing activity increased to 83.5% in the third quarter of 2025, a 1.3% improvement from the second quarter of 2025. Management believes that this increase reflects modest improvement in business confidence and the continued normalization of return to office trends, which supported higher leasing volume despite lingering economic uncertainty driven by political pressures. The vacancy rate within the Account’s office portfolio declined from 17.7% in the second quarter of 2025 to 16.5% in the third quarter of 2025. The decrease in the San Diego metro area was primarily due to the demolition of certain buildings, which reduced total rentable area. In the Houston and New York metro areas, vacancy declined due to tenant relocation driven by improved economic conditions, sustained demand for high quality office space and recent property dispositions.

			Account Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	Q3 2025	Q2 2025	Q3 2025	Q2 2025
All Office			16.5%	17.7%	14.0%	14.1%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$765.1	3.1%	19.7%	19.9%	17.5%	17.5%
Dallas-Fort Worth-Arlington, TX	600.7	2.4%	7.4%	9.2%	17.8%	18.0%
San Diego-Carlsbad, CA	583.3	2.3%	2.6%	23.5%	13.1%	12.9%
Houston-The Woodlands-Sugar Land, TX	301.8	1.2%	11.7%	15.2%	19.6%	19.7%
New York-Newark-Jersey City, NY-NJ-PA	291.6	1.2%	18.0%	21.4%	13.4%	13.6%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account's vacancy is defined as the percentage of unleased square footage.
Industrial
Industrial fundamentals continue to deteriorate in 2025, with vacancy in the sector hitting the highest point in over a decade. This deterioration stems in part from cyclical softness in the manufacturing and housing sectors, combined with policy uncertainty surrounding tariff and trade rule changes. However, management believes that this weakness represents a temporary disruption rather than a long-term challenge to the sector’s investment prospects. Management believes the policy-driven pullback in leasing should create pent-up demand that materializes once policy parameters are clarified. Meanwhile, supply growth, which drove much of the vacancy increase in 2023-2024, has normalized as new industrial project groundbreakings are at decade lows. Long-term secular trends including e-commerce expansion and supply chain modernization should continue supporting tenant demand and improving fundamentals as supply risks diminish. Consequently, management believes well-located functional industrial space remains an attractive investment target, well-positioned to outperform when these headwinds subside and underlying demand drivers reassert themselves.
The national industrial vacancy rate increased to 7.5% in the third quarter of 2025, compared to 7.4% in the previous quarter, as reported by CoStar. The average vacancy rate of the industrial properties held by the Account decreased from 9.1% in the second quarter of 2025 to 8.6% in the third quarter of 2025. This decline was driven by multiple new lease signings, acquisitions of properties with strong occupancy percentages and successful tenant retention. In contrast, vacancy in the Seattle metro area continues to increase due to slower leasing activity.

			Account Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	Q3 2025	Q2 2025	Q3 2025	Q2 2025
All Industrial			8.6%	9.1%	7.5%	7.4%
Riverside-San Bernardino-Ontario, CA	$1,850.7	7.4%	8.7%	8.7%	8.6%	7.8%
Dallas-Fort Worth-Arlington, TX	739.7	3.0%	1.9%	1.9%	9.1%	9.2%
Seattle-Tacoma-Bellevue, WA	600.4	2.4%	17.3%	14.3%	8.8%	8.7%
Los Angeles-Long Beach-Anaheim, CA	593.8	2.4%	14.2%	18.5%	6.4%	6.2%
Miami-Fort Lauderdale-West Palm Beach, FL	571.5	2.3%	3.5%	3.4%	6.2%	6.1%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account's vacancy is defined as the percentage of unleased square footage.

Multi-Family
The multifamily sector has experienced exceptional demand in recent quarters as the sector continues to demonstrate its ability to absorb the record amount of new supply delivered. However, demand softened in the third quarter in response to broader economic headwinds. Still, renter household formation has been boosted in recent quarters by elevated home prices and stubbornly high mortgage rates in the U.S. economy. Domestic migration and natural population growth are expected to play an increased role in apartment demand performance among markets in upcoming quarters, as tighter immigration policy is likely to reduce household formation in several markets.
The national apartment vacancy rate increased to 6.6% in the third quarter of 2025 compared to 6.4% in the previous quarter, as reported by CoStar. The vacancy rate of the Account’s apartment properties decreased from 3.9% in the second quarter of 2025 to 3.7% in the third quarter of 2025. This modest decline was driven by strong tenant demand, new leases secured in key submarkets such as Washington, D.C., Los Angeles and Miami metro areas, plus the acquisitions of properties with strong occupancy levels.

			Account Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	Q3 2025	Q2 2025	Q3 2025	Q2 2025
All Apartment			3.7%	3.9%	6.6%	6.4%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$763.5	3.1%	0.9%	1.1%	6.4%	6.1%
Los Angeles-Long Beach-Anaheim, CA	747.1	3.0%	1.1%	1.5%	4.8%	4.7%
Miami-Fort Lauderdale-West Palm Beach, FL	495.1	2.0%	0.1%	0.3%	5.6%	5.3%
Charlotte-Concord-Gastonia, NC-SC	355.6	1.4%	3.3%	3.0%	8.2%	7.7%
Atlanta-Sandy Springs-Roswell, GA	375.2	1.5%	0.2%	0.3%	9.6%	9.6%
*Source: Costar vacancy is defined as stabilized vacancy rates as the vacancy rate for properties are no longer in their initial lease up phase which provides a true market metric. The Account's vacancy is defined as the percentage of unleased square footage.
Retail
Retail fundamentals have shown resilience despite uncertainty pertaining to changing US policy, a slowing economy, and impacts on consumer spending. During the first nine months of 2025, vacancy rates modestly increased from historic lows due to retail bankruptcies announced in the fourth quarter of 2024 and resulting store closures. Construction activity remains at historic lows, which provides a buffer for occupancy rates even if demand softens. Leasing continues to be dominated by smaller format, freestanding, or in-line spaces with service-based tenants leading growth. The sector continues to see a performance gap determined by quality and relevance with consumers with Class A and higher-rated malls maintaining strong performance while lower-rated properties struggle. Meanwhile, necessity-based and grocery-anchored retail properties demonstrate defensive characteristics, as grocery spending typically remains relatively inelastic during periods of economic uncertainty.
The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers, which tend to have higher vacancy rates than the overall national retail market. The Account has over 1,100 retailers across its portfolio, with its largest retail exposure comprising less than 5.0% of total retail rentable area. The retail portfolio is managed to minimize significant exposure to any single retailer. The national vacancy rate for retail remained stable at 4.3% in both the second and third quarter of 2025. The average vacancy rate of the retail properties held by the Account increased from 7.6% to 8.9% over the period. Vacancy in the neighborhood, community and strip center sector declined due to the acquisition of a property with strong occupancy. In contrast, vacancy in the lifestyle and mall segment increased as a result of shifting consumer spending patterns and persistent inflation, which has driven up labor and operating costs. The rise in power center vacancy was driven by slower leasing activity, higher financing costs and limited availability of replacement tenants.

			Account Vacancy		Market Vacancy*
	Total Exposure ($M)	% of Total Investments	Q3 2025	Q2 2025	Q3 2025	Q2 2025
All Retail			8.9%	7.6%	4.3%	4.3%
Lifestyle & Mall	$1,166.0	4.7%	8.8%	6.1%	8.8%	8.6%
Neighborhood, Community & Strip	1,109.8	4.4%	8.7%	8.9%	6.1%	6.1%
Power Center**	332.0	1.3%	12.2%	11.3%	4.6%	4.7%
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
Hotel
Similar to the second quarter, the third quarter of 2025 was affected by rising economic uncertainty and inflationary pressures. Leisure demand continued to soften and companies further reduced travel spending. Looking ahead, hotel occupancy is expected to continue declining through the remainder of the year. This slowdown is largely driven by consumer cost pressures, weak domestic and international business travel and diminishing seasonal events.
The Account's exposure to the hospitality sector is limited to one hotel in the Dallas metro area. The hotel is located in a business park in the Dallas metro area and caters largely to business travelers. Key metrics to track hotel performance include occupancy, the average daily rate (“ADR”) and revenue per available room (“RevPAR”). For the quarter ended September 30, 2025, occupancy of the property decreased to 47.6%, as compared to 61.6% in the previous quarter. ADR and RevPAR were $146.90 and $121.59, respectively, for the third quarter of 2025, as compared to $150.59 and $159.21, respectively, in the prior quarter.
INVESTMENTS
As of September 30, 2025, the Account had total net assets of $22.7 billion, a 1.1% increase from December 31, 2024.
As of September 30, 2025, the Account held 84.9% of its total investments in real estate and real estate joint ventures. The Account also held a real estate operating business representing 4.3% of total investments, real estate funds representing 3.3% of total investments, investments in loans receivable, including those with related parties, representing 2.8% of total investments, U.S treasury securities representing 2.0% of total investments. U.S.

government agency notes representing 1.5% of total investments and U.S. short term repos representing 1.2% of total investments.
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of September 30, 2025 was $0.6 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $2.6 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the Consolidated Schedules of Investments. As of September 30, 2025, the total outstanding principal on the Account’s portfolio was $4.9 billion, inclusive of loans payable within the joint venture investments, $256.2 million in loans collateralized by a loan receivable, $576.0 million outstanding on the Account's line of credit and $900.0 million in senior notes payable. This amount represented a loan-to-value ratio of 17.7%.
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
The following table lists the Account's ten largest investments as of September 30, 2025. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Concentrations of Risk.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Simpson Housing Portfolio	80.00%	Various	U.S.A	Apartment	$1,018.8	$392.0	$626.8	4.3%	3.7%
Ontario Industrial Portfolio	100.00%	Ontario	CA	Industrial	950.2	—	950.2	4.0%	3.5%
Fashion Show	50.00%	Las Vegas	NV	Retail	825.6	414.5	411.1	3.5%	3.0%
Campus Pointe Consolidation	44.06%	San Diego	CA	Office	605.9	—	605.9	2.5%	2.2%
Storage Portfolio II	90.00%	Various	U.S.A	Storage	579.4	169.0	410.4	2.4%	2.1%
Lincoln Centre	100.00%	Dallas	TX	Office	563.1	—	563.1	2.4%	2.1%
The Florida Mall	50.00%	Orlando	FL	Retail	535.1	299.5	235.6	2.3%	1.9%
Dallas Industrial Portfolio	100.00%	Dallas	TX	Industrial	502.6	—	502.6	2.1%	1.8%
1001 Pennsylvania Avenue	100.00%	Washington	DC	Office	457.3	—	457.3	1.9%	1.7%
Seavest MOB	98.72%	Various	U.S.A	Office	393.3	154.3	239.0	1.7%	1.4%
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

Results of Operations
Three months ended September 30, 2025 compared to Three months ended September 30, 2024
Net Investment Income
The following table shows the results of operations for the three months ended September 30, 2025 and 2024 and the dollar and percentage changes for those periods (dollars in millions).

	For the Three Months Ended September 30,		Change
	2025	2024	$	%
		2
Real estate income, net:
Rental income	$305.7	$352.7	$(47.0)	(13.3)%
Real estate property level expenses:
Operating expenses	75.3	81.7	(6.4)	(7.8)%
Real estate taxes	47.6	52.3	(4.7)	(9.0)%
Interest expense	13.6	19.9	(6.3)	(31.7)%
Total real estate property level expenses	136.5	153.9	(17.4)	(11.3)%
Real estate income, net	169.2	198.8	(29.6)	(14.9)%
Income from real estate joint ventures	29.1	42.3	(13.2)	(31.2)%
Income from real estate funds	5.1	2.7	2.4	88.9%
Interest income	29.6	30.3	(0.7)	(2.3)%
TOTAL INVESTMENT INCOME	233.0	274.1	(41.1)	(15.0)%
Expenses:
Investment management charges	17.1	17.6	(0.5)	(2.8)%
Administrative charges	13.4	17.2	(3.8)	(22.1)%
Distribution charges	2.0	3.7	(1.7)	(45.9)%
Liquidity guarantee charges	16.0	15.8	0.2	1.3%
Interest expense	17.0	9.7	7.3	75.3%
TOTAL EXPENSES	65.5	64.0	1.5	2.3%
INVESTMENT INCOME, NET	$167.5	$210.1	$(42.6)	(20.3)%
The table below illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the three months ended September 30, 2025 and 2024, "same property", as compared to the comparative increases or decreases associated with the acquisition and disposition of properties made in either period.

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2025	2024	$	%	2025	2024	$	%	2025	2024	$	%
Same Property	$280.9	$301.0	$(20.1)	(6.7)%	$70.0	$67.4	$2.6	3.9%	$43.7	$42.1	$1.6	3.8%
Properties Acquired	17.0	—	17.0	N/M	3.1	—	3.1	N/M	2.2	—	2.2	N/M
Properties Sold	7.8	51.7	(43.9)	(84.9)%	2.2	14.3	(12.1)	(84.6)%	1.7	10.2	(8.5)	(83.3)%
Impact of Properties Acquired/Sold	24.8	51.7	(26.9)	(52.0)%	5.3	14.3	(9.0)	(62.9)%	3.9	10.2	(6.3)	(61.8)%
Total Property Portfolio	$305.7	$352.7	$(47.0)	(13.3)%	$75.3	$81.7	$(6.4)	(7.8)%	$47.6	$52.3	$(4.7)	(9.0)%

N/M—Not meaningful
Rental Income:
Rental income decreased by $47.0 million, or 13.3%, when compared to the third quarter of 2024, primarily due to property dispositions, as indicated in the table above, slower job growth, a significant recovery of bad debt in the retail sector recorded in the same quarter of the prior year and lower events and catering activity at the Account's only hotel property. These declines were partially offset by rental rate increases and reductions in bad debt reserves.
Operating Expenses:
Operating expenses decreased $6.4 million, or 7.8%, compared to the third quarter of 2024, primarily due to property dispositions, as reflected in the table above.
Real Estate Taxes:
Real estate taxes decreased $4.7 million, or 9.0%, when compared to the same quarter in 2024, primarily due to property dispositions, as reflected in the table above, accompanied with lower tax assessments across all sectors, offset by the prior period tax refund in the multifamily sector.
Interest Expense:
Interest expense decreased $6.3 million, or 31.7%, primarily due to lower average outstanding principal balance on loans payable, as compared to the same quarter in 2024.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures decreased $13.2 million, or 31.2%, when compared to the same quarter in 2024, as a result of lower distributed income from an office property located in San Francisco, California, a retail mall in Orlando, FL and an office property located in Houston, Texas. Lower distributed income is the result of higher expenses incurred by the Account's joint ventures.
Income from Real Estate Funds:
Income from real estate funds increased $2.4 million, or 88.9%, when compared to the same quarter in 2024, primarily as a result of higher dividends received from two of the Account's real estate fund investments. Higher dividends are attributable to lower expenses incurred by the Account's real estate funds.
Interest Income:
Interest income decreased $0.7 million, or 2.3%, in comparison to the same quarter of 2024, due to a modest decrease in the Account's loan receivable portfolio.
Expenses:
Investment management, administrative and distribution expenses charged to the Account by TIAA and one of its affiliates are charged on an at-cost basis and are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. Investment management expenses decreased by $0.5 million when compared to the prior year third quarter due to a reduction in the Account's total investments. Administrative expenses decreased $3.8 million due to lower personnel costs. Distribution charges decreased $1.7 million when compared to the prior year third quarter due to lower average net assets and decrease in the charge rates.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. There were no mortality and expense risk expenses charged by TIAA in the comparative periods. Liquidity guarantee expenses were $0.2 million higher than the comparable period of 2024 as a result of higher average net assets.
Interest expense on the Account's unsecured debt increased $7.3 million when compared to the same quarter of 2024, due to a higher average outstanding principal balance on the Account's Credit Agreement.

Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized losses on investments and debt for the three months ended September 30, 2025 and 2024 and the dollar and percentage changes for those periods (millions).

	For the Three Months Ended September 30,		Change
	2025	2024	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments:
Real estate properties	$(11.5)	$(64.8)	$53.3	82.3%
Real estate joint ventures	(126.2)	—	(126.2)	N/M
Real estate funds	8.4	(4.1)	12.5	304.9%
Foreign currency translation	0.1	—	0.1	N/M
Marketable securities	—	0.1	(0.1)	(100.0)%
Loans receivable	(20.1)	(14.4)	(5.7)	(39.6)%
Total realized gain (loss) on investments	(149.3)	(83.2)	(66.1)	(79.4)%
Net change in unrealized gain (loss) on:
Real estate properties	29.1	(105.4)	134.5	127.6%
Real estate joint ventures	168.4	(154.5)	322.9	209.0%
Real estate funds	(12.4)	(2.7)	(9.7)	(359.3)%
Real estate operating business	53.0	97.2	(44.2)	(45.5)%
Marketable securities	—	0.1	(0.1)	(100.0)%
Loans receivable	(9.5)	(32.3)	22.8	70.6%
Loans receivable with related parties	—	0.6	(0.6)	(100.0)%
Loans payable	7.3	3.7	3.6	97.3%
Other unsecured debt	(3.8)	(27.7)	23.9	86.3%
Net change in unrealized gain (loss) on investments and debt	232.1	(221.0)	453.1	205.0%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT	$82.8	$(304.2)	$387.0	127.2%
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $17.6 million during the third quarter of 2025, compared to $170.2 million of net realized and unrealized losses during the comparable quarter of 2024. Current period realized losses in the third quarter of 2025 were attributable to the dispositions of multi-family property in Texas. Unrealized gains were largely attributable to office and multi-family properties, due to sustained tenant and leasing demand, positive rent growth and stabilized interest rates. Prior period net realized and unrealized losses were driven by office and retail properties due to economic trends and stagnant occupancy rate. The realized loss from the prior period was primarily driven by the sale of two office properties in Utah and California, as well as a retail property in Florida.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized gains of $42.2 million during the third quarter of 2025, compared to $154.5 million of unrealized losses during the third quarter of 2024. Unrealized gains for the current quarter were primarily driven by the Account's joint venture investments in the office and multifamily sectors, reflecting increased market demand and offset by the consolidation of a group of office properties. Realized loss was attributable to the sale of an office property in New York. Prior period net realized and unrealized losses were driven by decreased market demand caused by economic conditions.

Real Estate Funds:
Real estate funds experienced net realized and unrealized losses of $4.0 million during the third quarter of 2025, compared to $6.8 million of net realized and unrealized losses during the comparable period of 2024. Realized gain in the third quarter of 2025 is due to profit generated from the sale of a partnership's asset. Unrealized losses in the third quarter of 2025 were driven by unfavorable changes in capitalization rates and lowered investor demand, resulting in unfavorable valuations for the Account's real estate fund investments. Prior period net realized and unrealized losses were due to unfavorable valuations resulting from higher capitalization rates.
Real Estate Operating Business:
The Account's real estate operating business experienced unrealized gains of $53.0 million during the third quarter of 2025, compared to $97.2 million of unrealized gains in the third quarter of 2024. Unrealized gains in the third quarter of 2025 were the result of an favorable valuation during the quarter due to a significant lease that will add substantial value to the overall operating business. Prior period unrealized gains were the results of favorable valuations supported by increased capital commitments and forecasted future growth.
Marketable Securities:
The Account’s marketable securities did not experience any impactful realized gains or losses during the third quarter of 2025 due to the short hold period of the securities in the portfolio, compared to net realized and unrealized gains of $0.2 million in the third quarter of 2024. Unrealized gains in the prior year quarter are due to favorable U.S Treasury rates during the quarter.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced net realized and unrealized losses of $29.6 million during the third quarter of 2025, compared to $46.1 million of net realized and unrealized losses during the comparable quarter of 2024. The current period net realized and unrealized losses are primarily attributed to the foreclosure of a loan collateralized by an office portfolio and payoff of a loan collateralized by an office property. Additionally, unfavorable valuations on two loans during the period also contributed to the losses recognized during the quarter. The appraised values of the collateral asset properties were lower than the principal value of the loans, which resulted in the unfavorable valuation of the loans receivable. The comparable period net losses were attributable to two loans collateralized by office properties with appraised values less than the principal value of the loans.
Loans Payable:
Loans payable experienced unrealized gains of $7.3 million in the third quarter of 2025, compared to $3.7 million of unrealized gains during the comparable quarter of 2024. The unrealized gains in the third quarter of 2025 were attributable to market interest rate reductions and strengthened market conditions. The prior period unrealized gains were primarily attributable to the decrease in U.S Treasury yields driven by favorable market conditions and interest rate changes.
Other Unsecured Debt:
The Account's other unsecured debt experienced unrealized losses of $3.8 million in the third quarter of 2025, compared to $27.7 million of unrealized losses during the comparable quarter of 2024. The current period loss is attributable to unfavorable changes in the risk-free yield curve and changes in market assumptions due to political pressures. Prior period unrealized losses was attributable to adverse shifts in the risk-free yield curve.

Nine months ended September 30, 2025 compared to Nine months ended September 30, 2024
Net Investment Income
The following table shows the results of operations for the nine months ended September 30, 2025 and 2024 and the dollar and percentage changes for those periods (dollars in millions).

	For the Nine Months Ended September 30,		Change
	2025	2024	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$942.4	$1,037.6	$(95.2)	(9.2)%
Real estate property level expenses:
Operating expenses	232.1	257.5	(25.4)	(9.9)%
Real estate taxes	139.0	155.3	(16.3)	(10.5)%
Interest expense	46.9	64.3	(17.4)	(27.1)%
Total real estate property level expenses	418.0	477.1	(59.1)	(12.4)%
Real estate income, net	524.4	560.5	(36.1)	(6.4)%
Income from real estate joint ventures	125.8	126.1	(0.3)	(0.2)%
Income from real estate funds	20.0	11.8	8.2	69.5%
Interest	94.4	88.2	6.2	7.0%
TOTAL INVESTMENT INCOME	764.6	786.6	(22.0)	(2.8)%
Expenses:
Investment management charges	51.5	64.4	(12.9)	(20.0)%
Administrative charges	41.9	51.9	(10.0)	(19.3)%
Distribution charges	7.1	11.5	(4.4)	(38.3)%
Liquidity guarantee charges	47.4	47.9	(0.5)	(1.0)%
Interest expense	37.1	41.9	(4.8)	(11.5)%
TOTAL EXPENSES	185.0	217.6	(32.6)	(15.0)%
INVESTMENT INCOME, NET	$579.6	$569.0	$10.6	1.9%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the nine months ended September 30, 2025 and 2024. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2025	2024	$	%	2025	2024	$	%	2025	2024	$	%
Same Property	$852.8	$846.7	$6.1	0.7%	$208.0	$202.2	$5.8	2.9%	$126.4	$119.9	$6.5	5.4%
Properties Acquired	34.1	5.0	29.1	582.0%	8.2	1.8	6.4	355.6%	3.9	0.7	3.2	457.1%
Properties Sold	55.5	185.9	(130.4)	(70.1)%	15.9	53.5	(37.6)	(70.3)%	8.7	34.7	(26.0)	(74.9)%
Impact of Properties Acquired/Sold	89.6	190.9	(101.3)	(53.1)%	24.1	55.3	(31.2)	(56.4)%	12.6	35.4	(22.8)	(64.4)%
Total Property Portfolio	$942.4	$1,037.6	$(95.2)	(9.2)%	$232.1	$257.5	$(25.4)	(9.9)%	$139.0	$155.3	$(16.3)	(10.5)%
N/M—Not meaningful
Rental Income:
Rental income decreased by $95.2 million, or 9.2%, when compared to the first nine months of 2024, primarily due to property dispositions, as indicated in the table above, offset by rent escalations, bad debt recovery, lease termination income, decline in rent concessions and stronger leasing demand in the industrial, multi-family and retail sectors.
Operating Expenses:
Operating expenses decreased $25.4 million, or 9.9%, when compared to the same period of 2024, primarily due to property dispositions, as indicated in the table above. The decrease was partially offset by higher repair and maintenance costs, with the largest increases occurring in the retail and office sectors.
Real Estate Taxes:
Real estate taxes decreased $16.3 million, or 10.5%, when compared to the same period in 2024, primarily due to property dispositions noted in the table above. The decline was partially offset in the office and industrial sectors by higher assessed property values.
Interest Expense:
Interest expense decreased by $17.4 million when compared to the same period in 2024, primarily due to a lower average outstanding principal balance on the Account's loans payable.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures decreased $0.3 million, when compared to the same period in 2024, as a result of lower distributed income from five of the Account's retail joint venture investments, due to higher operating expenses.
Income from Real Estate Funds:
Income from real estate funds increased $8.2 million, when compared to the same period in 2024, as a result of increased distributed income from four of the Account's real estate fund investments.
Interest Income:
Interest income increased $6.2 million in comparison to the same period in 2024, due to continual increases in the Account's short term marketable securities portfolio offset by the decline in the Account's loan receivable portfolio. The decrease in the prior period was attributable to the continued decline in the Account's short term marketable securities portfolio.
Expenses:
Investment management, administrative and distribution expenses charged to the Account by TIAA and one of its affiliates are charged on an at-cost basis and are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. Investment management expenses decreased by $12.9 million when compared to the prior year due to a reduction in the Account's total investments. Administrative expenses decreased $10.0 million due to lower personnel costs and technology efficiencies. Distribution charges decreased $4.4 million when compared to the prior year due to lower average net assets and decrease in charge rate.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and charged at a fixed rate based on the Account’s net assets. There were no mortality and expense risk expenses charged by TIAA in the comparative periods. Liquidity guarantee expenses were $0.5 million lower than the comparable period of 2024 as a result of lower average net assets.
Interest expense from the Account's other unsecured debt and line of credit decreased $4.8 million when compared to the same period of 2024, due to a slightly lower average outstanding principal balance and interest rates on the Account's Credit Agreement.

Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized gains and losses on investments and debt for the nine months ended September 30, 2025 and 2024 and the dollar and percentage changes for those periods (dollars in millions).

	For the Nine Months Ended September 30,		Change
	2025	2024	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments:
Real estate properties	$(681.5)	$(176.3)	$(505.2)	(286.6)%
Real estate joint ventures	(129.7)	(17.9)	(111.8)	(624.6)%
Real estate funds	8.4	0.5	7.9	1,580.0%
Foreign currency translation	0.2	—	0.2	N/M
Loans receivable	(113.0)	(153.3)	40.3	26.3%
Loans payable	61.7	—	61.7	N/M
Total realized gain (loss) on investments:	(853.9)	(347.0)	(506.9)	(146.1)%
Net change in unrealized gain (loss)on:
Real estate properties	641.5	(978.5)	1,620.0	165.6%
Real estate joint ventures	203.4	(439.0)	642.4	146.3%
Real estate funds	(10.7)	(35.0)	24.3	69.4%
Real estate operating business	25.0	140.4	(115.4)	(82.2)%
Loans receivable	76.8	(7.3)	84.1	1,152.1%
Loans receivable with related parties	—	0.7	(0.7)	(100.0)%
Loans payable	10.6	(14.2)	24.8	174.6%
Other unsecured debt	(18.1)	(14.2)	(3.9)	(27.5)%
Net change in unrealized gain (loss) on investments and debt	928.5	(1,347.1)	2,275.6	168.9%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT	$74.6	$(1,694.1)	$1,768.7	104.4%

N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized loss of $40.0 million during the first three quarters of 2025, compared to $1,154.8 million of net realized and unrealized losses during the comparable period of 2024. While the Account saw appreciation across various real estate sectors during the period, unrealized gains were primarily driven by office and multi-family properties due to resilient demand, positive rent growth and stabilized capitalization rates. The realized losses in the first nine months of 2025 were attributable to the sale of five multi-family properties in Texas, California and Minnesota; and six office properties in Washington, D.C, Virginia, Massachusetts and California. While the Account saw depreciation across various real estate sectors during the prior year period, unrealized losses were primarily driven by office and industrial properties in the Western and Eastern region due to higher concessions and current economic conditions. The realized loss from the prior period is attributable to the sale of three office properties located in New York, California, and Utah.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized gains of $73.7 million during the first nine months of 2025, compared to net realized and unrealized losses of $456.9 million during the comparable period of 2024. Realized loss was primarily driven by the disposition of an office property in New York. Unrealized gains were driven by the Account's joint venture investments in the office and retail sectors due to increased regional market demand, reduced leasing concessions and macroeconomic conditions producing mixed cap rates across the real estate sectors. The realized losses in the first three quarters of 2024 were due to the disposition of an office property in New York, five student housing properties in Texas, North Carolina, Indiana and Florida and continued decline in market demand for investments in the office and retail sectors.
Real Estate Funds:
Real estate funds experienced net realized and unrealized losses of $2.3 million during the first nine months of 2025, compared to net realized and unrealized losses of $34.5 million during the first nine months of 2024. Current period unrealized losses were due to unfavorable valuations of four of the Account's real estate funds, due to higher capitalization rates. Current period realized gains were primarily due to profit generated from the sale of a partnership's assets.
Real Estate Operating Business:
The Account's real estate operating business experienced unrealized gains of $25.0 million during the first nine months of 2025, compared to $140.4 million unrealized gains in the comparable period of 2024. Unrealized gains were primarily attributable to favorable valuations, largely resulting from a significant lease that is expected to add substantial value to the overall operating business. Unrealized gains in the prior period were primarily attributable to favorable valuations, largely based on market pricing and expected growth.
Marketable Securities:
The Account's marketable securities investments experienced neither a gain or loss during the first nine months of 2025 and 2024 due to the short hold period of the securities.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced net realized and unrealized losses of $36.2 million during the first nine months of 2025, compared to $159.9 million of net realized and unrealized losses during the comparable period of 2024. Unrealized gains recognized during the first nine months of 2025 are primarily attributable to favorable valuations of four loans during the period. The appraised values of the collateral asset properties exceeded the principal balances of the loans, resulting in the favorable valuation adjustments. These unrealized gains were offset by realized losses associated with three loans paid off by the borrower and one foreclosure. Prior period net realized and unrealized losses are primarily attributable to unfavorable valuations of four loans during the period, compounded by defaults on receivables and loan payoffs on two properties.
Loans Payable:
Loans payable experienced net realized and unrealized gains of $72.3 million in the first nine months of 2025, compared to $14.2 million of unrealized losses during the comparable period of 2024. The realized gains in the first nine months of 2025 were attributable to the interest and debt forgiven associated with a disposed office property in Massachusetts. The unrealized gains were mainly attributable to narrowing credit spreads and lower market interest rates. The prior period unrealized losses were primarily attributable to the extinguishment of debt associated with the disposition of a collateral property, as well as incremental changes in the U.S Treasury yields driven by inflation risk and widening credit spreads.
Other Unsecured Debt:
Other unsecured debt experienced unrealized losses of $18.1 million in the first nine months of 2025, attributable to unfavorable changes in credit spreads and changes in market assumptions due to political pressures. Prior year unrealized losses of $14.2 million were attributable to unfavorable changes in credit spreads and fluctuations in the risk-free yield curve.
Liquidity and Capital Resources
As of September 30, 2025 and December 31, 2024, the Account’s cash and cash equivalents had a value of $1.2 billion and $1.4 billion, respectively (5.5% and 6.0% of the Account’s net assets at such dates, respectively). The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and contract owner redemption requests (i.e., contract owner transfers, withdrawals or benefit payments). In addition, as disclosed in the Account's 2024 Form 10-K, the Account is able to meet its short-

term and long-term liquidity needs through cash provided by operating activities, the available borrowing capacity under its Credit Agreement and the liquidity guarantee provided by TIAA as described below.
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
Although the Account experienced mixed net contract owner outflows and inflows during the third quarter of 2025, the TIAA General Account was not required to purchase any liquidity units this period. TIAA's ownership is approximately 3.95% of the outstanding accumulation units of the Account as of September 30, 2025. The independent fiduciary, which has the right to adjust the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”), has established the trigger point at 45% of the outstanding accumulation units.
Net Investment Income
Net investment income continues to be an additional source of liquidity for the Account. Net investment income was $579.6 million for the nine months ended September 30, 2025, as compared to $569.0 million for the comparable period of 2024. The increase in total net investment income is described more fully in the Results of Operations section.
Leverage
As of September 30, 2025, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments, senior notes payable and any loans outstanding on the Account's Credit Agreement) to total gross asset value (i.e., a "loan -to-value ratio") was 17.7%. The Account intends to maintain its loan-to-value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s net equity interest in joint ventures), with no reduction associated with any indebtedness on such assets.
The Account's Credit Agreement, which is a $1.4 billion unsecured line of credit or credit facility, is used to facilitate near-term investment objectives, as further described in Note 12—Credit Agreement. As of September 30, 2025, the Account had $576.0 million outstanding on the line of credit. The Account exercised the second of its three extension options to extend the facility's termination date to September 20, 2026. The Account plans to exercise its remaining extension option before the facility's scheduled maturity in 2026, which extension is subject to customary representations, warranties and closing conditions.
As of September 30, 2025, the total principal outstanding for mortgages on properties held directly by the Account (four of which are collateralized by a loan receivable), the Credit Agreement and senior notes payable were $2.4 billion. There are four mortgage obligations secured by real estate investments wholly-owned by the Account, totaling $239.4 million, that are scheduled to mature within the next twelve months. The Account currently has sufficient liquidity in the form of cash and cash equivalents, short-term securities, and available capacity on the Account's line of credit under the Credit Agreement that can be drawn to meet its current mortgage obligations.
In times of high net inflow activity, in particular during times of high net contract owner transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan-to-value ratio.

Statements of Cash Flows
The following table sets forth the Account's sources and uses of cash flows for the nine months ended September 30, 2025 and 2024 (in millions):

	As of Nine Months Ended September 30,
	2025	2024
Cash flows provided by (used in):
Operating activities	$225.2	$531.0
Financing activities	$(302.6)	$(523.0)
The following provides information regarding the Account's cash flows from operating and financing activities for the nine months ended September 30, 2025.
Operating Activities: The Account's operating cash flows are primarily impacted by net investment income and the purchase or sale of investments and debt. Cash provided by operating activities for the nine months ended September 30, 2025, as compared to the prior year period, decreased by approximately $305.8 million, primarily driven by:
•$817.9 million of higher purchases of real estate properties;
•$216.9 million of lower proceeds from sales of real estate properties; and
•$67.0 million in higher purchases of other real estate properties.
Offsetting the decrease in cash provided by operating activities above was the following;
• $794.3 million in net decrease from dispositions of other investments, higher proceeds from the sales of other real estate investments, and an increase in the proceeds from payoffs of loans receivable and loans receivable form related parties.
Financing Activities: The Account's financing cash flows are primarily impacted by contract owner transactions and repayments of debt. For the period ended September 30, 2025, cash used in financing activities decreased $220.4 million compared to the comparable period in 2024, primarily driven by:
•A decrease in net debt repayments of $512.5 million which included the Account borrowing $576.0 million on the line of credit in the current period; and
•Partially offset by prior period purchase of liquidity units by the TIAA General Account of $293.7 million compared to no liquidity units purchased by the TIAA General Account in the current period.
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

A summary of the Account's outstanding debt is as follows (in millions):

	September 30, 2025		December 31, 2024
	Principal Balance	% of Total	Principal Balance	% of Total
Secured	$893.5	37.7%	$1,634.3	64.5%
Unsecured	1,476.0	62.3%	900.0	35.5%
Total	$2,369.5	100.0%	$2,534.3	100.0%
Fixed Rate Debt:
Secured	$533.0	22.5%	$1,182.9	46.7%
Unsecured	1,476.0	62.3%	900.0	35.5%
Fixed Rate Debt	$2,009.0	84.8%	$2,082.9	82.2%
Floating Rate Debt:
Secured	$360.5	15.2%	$451.4	17.8%
Floating Rate Debt	$360.5	15.2%	$451.4	17.8%
Total	$2,369.5	100.0%	$2,534.3	100.0%
Recent Transactions
The following describes property and property-related transactions by the Account during the third quarter of 2025. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease.
Real Estate Properties and Joint Ventures
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price(1)
Uptown La Grange	07/15/2025	100.00%	Multi-family	Lagrange, IL	$87.9
Salt Lake Light Industrial Portfolio	08/07/2025	100.00%	Industrial	Salt Lake City, UT	36.4
The 266 Framingham	08/15/2025	100.00%	Multi-family	Framingham, MA	112.2
Somerset Logistics Center	08/19/2025	100.00%	Land	Somerset, NJ	27.0
Bulls Bay Highway	09/05/2025	100.00%	Industrial	Jacksonville, FL	20.4
Algonquin Commons	09/18/2025	100.00%	Retail	Algonquin, IL	98.6
(1) Represents the purchase price net of closing costs.
Sales

Property Name	Transaction Date	Ownership Percentage	Sector	Location	Net Sales Price(1)	Realized Gain (Loss) on Disposition(2)
440 Ninth Avenue	08/20/2025	88.52%	Office	New York, NY	$92.2	$(159.9)
Montecito Apartments	09/23/2025	100.00%	Multi-family	Houston, TX	46.6	(10.5)
(1) Represents the sales price, less selling expenses.
(2) Majority of the realized gain (loss) was previously recognized as unrealized gains (losses) in the Account's Consolidated Statements of Operations.

Financings
Debt Payoff

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
The Forum - Sam Houston	08/01/2025	4.25%	Multi-family	08/01/2025	$15.9
440 Ninth Avenue(1)	08/20/2025	SOFR + 1.56%	Office	01/01/2026	135.0
Spring House Innovation Park	09/19/2025	SOFR + 1.36%	Office	07/09/2026	71.2
(1)     A portion of the outstanding debt was forgiven by the lender during sale of property.
Loan Receivable
Payoff

Description	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
Aspen Lake Office Portfolio(1)	08/06/2025	8.25%	Office	03/11/2028	$20.0
Spring House Innovation Park	09/19/2025	SOFR + 3.26%	Office	07/09/2026	$116.8
(1) Debt asset was foreclosed by lender and extinguished.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint ventures, funds, an operating business and loans receivable, including those with related parties, which, as of September 30, 2025, represented 95.3% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:
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
As of September 30, 2025, 4.7% of the Account’s total investments were comprised of marketable securities. Marketable securities may include high-quality debt instruments (i.e., government agency notes, repos and U.S. treasury securities) and REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements of the Account's 2024 Form 10-K. As of September 30, 2025, the Account does not invest in derivative financial instruments, although it does engage in hedging activity related to foreign currency denominated investments.
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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2025. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
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
ITEM 1A. RISK FACTORS.
Continued liquidity challenges could adversely impact the Account’s operations, financial condition, growth and prospects and continue to trigger the Account’s Liquidity Guarantee
The Account requires sufficient liquidity to fund ongoing Account-level loan and debt commitments to make payments on its debt obligations as they become due, satisfy contract owner redemption requests, fund purchases and maintenance of portfolio properties, and meet other cash and contractual commitments. Starting in late 2023, the Account experienced a decrease in liquid assets, which was largely due to a spike in contract owner redemption requests (i.e., contract owner withdrawals or benefit payments), influenced by negative trends in the U.S commercial real estate market. These trends were exacerbated by higher interest rates that adversely affected property values. TIAA was required to trigger the Liquidity Guarantee by purchasing liquidity units beginning August 31, 2023 through the second quarter of 2024. The pace of net contract owner outflows has slowed over the period covered by this report and no additional liquidity units were purchased during the third quarter of 2025; however, any reversal or adverse change in the pace or scope of these outflows in future fiscal quarters or periods could have a material adverse effect on the Account’s business, financial condition and results of operations.
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

	(I)	Form of OneIRA Non-Qualified Deferred Annuity Contract (and Rate Schedule)[16]
	(J)	(1) Form of Endorsement to Retirement Choice and Retirement Choice Plus Contracts for Custom Portfolios[17]
(2) Form of Endorsement to Retirement Choice and Retirement Choice Plus Certificates for Custom Portfolios[17]
	(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate[18]
	(L)	(1)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Annuity Contract[19]
(2)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Plus Annuity Contract[19]
	(M)	Form of Retirement Plan Loan Endorsement to Group Retirement Annuity Certificate[20]
	(N)	Form of Retirement Plan Loan Endorsement to Retirement Annuity Contract[21]
	(O)	Form of Retirement Plan Loan Endorsement to Supplemental Retirement Annuity Contract[22]
	(P)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[23]
	(Q)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[24]
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of February 21, 2018, between TIAA, on behalf of the Registrant, and RERC, LLC[12]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.[8]
	(C)	Independent Fiduciary Letter Agreement, dated as of February 10, 2022, between TIAA, on behalf of the Registrant, and Situs AMC Real Estate Valuation Services, LLC.[13]
	(D)	Form of Note Purchase Agreement, dated as of June 10, 2022, by and between TIAA, on behalf of the registrant, and the purchasers party thereto.[30]
	(E)	Form of Note Purchase Agreement, dated as of March 21, 2023, by and between TIAA, on behalf of the registrant, and the purchasers party thereto.[31]

	(F)	First Amendment to the Custodian Agreement, dated as of September 25, 2024 by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.[32]
(19)		TIAA Enterprise Material Non-Public Information and Insider Trading Policy[33]
(31)		Rule 13a - 14(a) Certifications*
(32)		Rule 13a - 14(b) and Section 1350 Certifications*
(101)		The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2025 (Unaudited), formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities as of September 30, 2025 (Unaudited), (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 (Unaudited), (iii) the Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2025 and 2024 (Unaudited), (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (Unaudited), and (v) the Notes to the Consolidated Financial Statements (Unaudited).**
(104)		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the fifth day of November 2025.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

	By:	/s/ Colbert Narcisse
November 5, 2025		Colbert Narcisse Senior Executive Vice President, Chief Product & Business Development Officer, Teachers Insurance and Annuity Association of America (Principal Executive Officer)

November 5, 2025	By:	/s/ Christopher Baraks
Christopher Baraks Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)