Form 10-K
period 2025-12-31
TIAA REAL ESTATE ACCOUNT
filed 2026-03-12
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
•Direct ownership of real estate through interests in domestic and foreign joint ventures; or

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
The Account’s principal strategy is to purchase direct ownership interests in income-producing real estate, including the four primary sectors of office, industrial, retail, and multi-family, as well as alternative real estate sectors (defined as real estate outside of the four primary sectors noted above, including single family real estate).
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. As of December 31, 2025, the Account did not hold any publicly traded REITs or CMBS.
In making commercial real estate investments within the Account, TIAA seeks to make investments that are suitable from a financial perspective, taking into account the potential financial impacts associated with industry recognized environmental, social and governance (“ESG”) criteria to the extent that such criteria are reasonably expected to impact the financial performance of the investment and not to achieve a desired outcome or as an investment qualification or screen. Ultimately, the Account will make an investment decision that incorporates ESG criteria only to the extent that the criteria are reasonably expected to enhance our understanding of the investment's ability to achieve desired returns for the Account.

TIAA believes awareness, and, as appropriate, implementation of standards that improve ESG criteria in commercial real estate holdings is beneficial to total long-term returns for the Account. Such criteria are described in more detail below under the sections entitled “About the Account’s investments — In general” and “Risk Factors — Risks related to real estate investing.”
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
•Money market instruments and other cash equivalents. These will usually be high-quality, short-term debt instruments, including U.S. Government or government agency securities, commercial paper, certificates of deposit, bankers’ acceptances, repurchase agreements, interest-bearing time deposits, and corporate debt securities; and

•To a limited extent, privately issued (or non-publicly traded) debt securities, including SEC Rule 144A securities, issued by domestic and foreign companies that do not primarily own or manage real estate, but only if such domestic and foreign privately issued debt securities are investment-grade securities.
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
Liquid Securities Generally. Primarily due to management’s need to manage fluctuations in cash flows, in particular during and following periods of significant contract owner net transfer activity into or out of the Account, the Account may, on a temporary or long term basis (i) exceed the upper end of its targeted holdings (currently 35% of the Account’s net assets) in liquid securities of all types, including both publicly traded non-real estate-related liquid investments and liquid real estate-related securities, such as REITs, and structured securities including (ABS, RMBS, CMBS and MBS), or (ii) be below the low end of its targeted holdings in such liquid securities (currently 15% of the Account’s net assets).
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
Foreign Investments. The Account may also make foreign real estate, foreign real estate-related investments and foreign liquid, fixed-income investments as well as domestic and foreign limited partnerships and joint ventures that hold foreign real estate directly. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management does not intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of December 31, 2025, the Account held $166.6 million, or 0.7% of the Account's net assets in foreign real estate investments.
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
Investments Summary. At December 31, 2025, the Account’s net assets totaled $22.8 billion. As of that date, the Account’s investments in real estate properties, real estate joint ventures, real estate funds, a real estate operating business and loans receivable, net of the fair value of loans payable on real estate, notes payable of the Account related to the Note Purchase Agreement (as defined below), and the Account's outstanding balance on its line of credit related to the Syndicated Credit Agreement and senior notes payable, represented 92.8% of the Account’s net assets. Short-term marketable securities, such as U.S. Treasury securities, U.S. government agency notes and reverse repurchase agreements represented 7.5% of net assets.
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
•an unsecured line of credit, credit facility or bank term loan; or
•the issuance of debt securities.
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
As of December 31, 2025, the principal amount of mortgages secured by the Account's wholly-owned properties was $0.6 billion. When combined with the Account’s equity share of the $2.6 billion in mortgages held within and serviced by the Account’s joint venture investments, $1.6 billion of senior notes payable outstanding, $0.2 billion in loans collateralized by loans receivable, and $0.2 billion in line of credit, the Account's total outstanding debt is $5.2 billion, which is used to derive the Account’s loan-to-value ratio of 18.4% as of December 31, 2025.
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
Currently, TIAA, on behalf of the Account, maintains a credit agreement with a syndicate of third-party bank lenders, including JPMorgan Chase Bank, N.A. (the “Credit Agreement”), comprised of an unsecured revolving line of credit. In addition, TIAA, on behalf of the Account, entered into three note purchase agreements (the “Note Purchase Agreements”) with certain qualified institutional purchasers party thereto (collectively, the “Note Holders”). The Notes are unsecured obligations of the Account and were offered and sold by the Account to the Note Holders pursuant to an applicable exemption under the federal securities laws. The Account may use the proceeds of borrowings under the Credit Agreement, the Note Purchase Agreements, or future similar lending and debt arrangements for funding general organizational purposes of the Account in the ordinary course of business, including financing certain real estate portfolio investments. The Account may enter into additional unsecured lines of credit, credit facilities, term bank loans underwritten by one or more third-party lenders, and note purchase agreements or similar contractual arrangements related to the issuance of debt securities.
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
Appraisals and Valuations. With respect to the Account’s real property investments or associated interest in the underlying property held by a joint venture investment (collectively “real properties”), following the initial purchase of a property or the making of a mortgage loan on a property by the Account (at which time the Account normally receives an independent appraisal on such property), each of the Account’s real properties are appraised, and mortgage loans are valued, at least once every calendar quarter or sooner as circumstances arise. Each of the Account’s real estate properties is appraised each quarter by an independent third-party state-certified (or its foreign equivalent) appraiser (which we refer to in this report as an “independent appraiser”) who is a member of a professional appraisal organization. In addition, TIAA’s appraisal unit staff performs a review of each of these quarterly appraisals, in conjunction with the Account’s independent fiduciary, and TIAA’s appraisal unit staff or the independent fiduciary may request an additional appraisal or valuation outside of this quarterly cycle. Any differences in the conclusions of TIAA’s appraisal unit staff and the independent appraiser will be reviewed by the independent fiduciary, which will make a final determination on the matter (which may include ordering a subsequent independent appraisal).
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
•Potential liability for damage to the environment or injury to individuals caused by hazardous substances used or found on its properties, as well as risks associated with federal and state environmental laws, may impose restrictions on the manner in which a property may be used;
•Certain catastrophic losses that may be uninsurable, as well as risks related to climate-related changes and hazards, which could adversely impact the Account’s investment returns;
•ESG criteria used to assess economic risk or financial opportunity projections in the evaluation of commercial real estate investments that may not materialize in the way we have anticipated, resulting in the Account subsequently underperforming relative to other investment vehicles that did not utilize such ESG criteria in selecting and managing portfolio properties;
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
•Risks associated with investments in liquid, fixed-income investments and real estate-related liquid assets (which could include, from time to time, registered or unregistered REIT securities and CMBS), and non-real estate-related liquid assets;
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
•The Account owns and operates retail properties, which, in addition to the risks listed above, are subject to specific risks, including the insolvency and/or closing of an anchor tenant for certain properties. Many times, anchor tenants will be “big box” stores and other large retailers that have been particularly adversely impacted by a global recession, competition from online retailers and reduced consumer spending generally. Factors that can impact the level of consumer spending include increases in fuel and energy costs, residential and commercial real estate and mortgage conditions, labor and healthcare costs, access to credit, consumer confidence, inflation, tariffs and other macroeconomic factors. Changes in consumer spending patterns may increasingly favor online retailers over physical retail locations. These changes in consumer spending patterns may reduce net operating income and appraised values of retail properties held by the Account, adversely impacting such properties' financial condition and the performance returns of the Account. Under certain circumstances, co-tenancy clauses in tenants’ leases may allow certain tenants in a retail property to terminate their leases or reduce or withhold rental payments when overall occupancy at the property falls below certain minimum levels. The insolvency and/or closing of an anchor tenant may also cause such tenants to terminate their leases, or to fail to renew their leases at expiration.
•The Account also owns and operates office properties, which, in addition to the risks listed above, are subject to specific risks, including the risk of long term demand for traditional office space declining significantly in the future as employers shift from traditional in-office working models to work-from-home and hybrid working arrangements as a result of pandemic or other factors.
•From time to time, the Account may own and lease single family real estate (which may include manufactured housing). In addition to the risks listed above, single-family real estate investment may subject the Account to a variety of additional risks, including risks relating to the condition of the properties, the credit quality and employment stability of the tenants, and compliance with applicable local laws regarding the acquisition and leasing of single family real estate. This part of our real estate-related investment strategy involves purchasing, renovating, maintaining and managing residential properties and leasing them to suitable tenants. Large, well-capitalized institutional investors such as the Account have only recently entered this business and, as a result, there are very few peer companies with an established long-term track record to assist us in predicting whether any single family investment strategy can be implemented and sustained successfully over time. Furthermore, the single family real estate (which may include manufactured housing) that we may acquire can vary materially in terms of time to possession, renovation, quality and type of construction, location and hazards. Our success depends on our ability to acquire single family properties that can be quickly possessed, renovated, repaired, upgraded and rented with minimal expense and maintained in rentable condition. Our ability to identify and acquire such properties is fundamental to this part of our real estate-related investment strategy. In addition, the recent market and regulatory environments relating to single-family residential properties have been changing rapidly, making future trends difficult to forecast. For example, an increasing number of homeowners now wait for an eviction notice or eviction proceedings to commence before vacating foreclosed premises, which can significantly increase the time period between the acquisition and leasing of a single family property. Such changes affect the accuracy of our assumptions on the investment return for single family properties and, in turn, may adversely affect the Account’s performance.
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
Terrorism and Acts of War and Violence. Terrorist attacks may harm our property investments. The Account can provide no assurance that there will not be further terrorist attacks against the United States or U.S. businesses or elsewhere in the world. These attacks, armed conflicts or domestic unrest may directly or indirectly impact the value of the property the Account owns or that secure our loans. Losses resulting from these types of events may be uninsurable or not insurable to the full extent of the loss suffered. Moreover, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States, worldwide financial markets, and the global economy. Such events could also result in economic uncertainty in the United States or abroad. Adverse economic conditions resulting from terrorist activities could reduce demand for space in the Account’s properties and thereby reduce the value of the Account’s properties and therefore your investment return.
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
•Sales of the Account’s properties are subject to other risks including, but not limited to, negative changes in the climate for real estate, risks related to local, regional, national and global economic conditions, overbuilding and increased competition, property taxes and operating expenses, uninsured losses at properties due to terrorism, domestic unrest, natural disasters or acts of violence, and costs resulting from the cleanup of environmental problems.

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
Risks of Borrowing. The Account acquires some of its properties subject to existing financing and from time to time borrows new funds at the time of purchase. The Account may borrow pursuant to mortgages placed on individual properties, under the Account’s Syndicated Credit Agreement, under another unsecured line of credit, credit facility or term bank loan into which the Account enters in the future, or under the terms of debt securities issued by the Account. Also, the Account may from time to time place new leverage on, increase the leverage already placed on, or refinance maturing debt on, existing properties the Account owns. Under the Account's current investment guidelines, the Account intends to maintain its loan-to-value ratio at or below 30% (measured at the time of incurrence and after giving effect thereto) with a targeted loan-to-value ratio of 25% or less. From time to time, the Account may increase its loan-to-value ratio above the targeted ratio of 25% or less in order to satisfy short-term and long-term portfolio management needs such as addressing debt maturities and ongoing working capital requirements. If the values of the Account’s portfolio investments decrease, the loan-to-value ratio of the Account may increase above the loan-to-value ratio which Account management intends to achieve or has targeted.
As of December 31, 2025, the Account’s loan-to-value ratio was approximately 18.4%. Also, the Account may borrow up to 70% of the then-current value of a particular property. Non-construction mortgage loans on a property will be non-recourse to the Account, except for standard non-recourse carve outs. Among the risks of borrowing money, including borrowing under the Syndicated Credit Agreement, any additional future line of credit, credit facility or term bank loan, the Note Purchase Agreements and any additional issuance of debt securities by the Account in the future, or under another line of credit or credit facility, or otherwise investing in a property subject to a mortgage are the following:
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
•Default Risk. The property or group of encumbered properties may not generate sufficient cash flow to support the debt service on the mortgage loan. The property may also fail to meet certain financial or operating covenants contained in the loan documents and/or the property may have negative equity (i.e., the loan balance exceeds the value of the property) or inadequate equity. In addition, income from properties or investments or any other source of income for the Account may not generate sufficient cash flow to support the debt service on a line of credit or credit facility or debt securities issued by the Account. In any of these circumstances, we (or a joint venture in which we invest) may default on the loan, including due to the failure to make required debt service payments when due. If a loan is in default, the Account or the venture may determine that it is not economically desirable and/or in the best interests of the Account to continue to make payments on the loan (including accessing other sources of funds to support debt service on the loan), and/or the Account or venture may not be able to otherwise remedy such default on commercially reasonable terms or at all. In either case, the lender then could accelerate the outstanding amount due on the loan and/or foreclose on the underlying property, in which case the Account could lose the value of its investment in the foreclosed property. Further, any such default or acceleration could trigger a default under loan agreements in respect of other Account properties pledged as security for the defaulted loan or other loans. Finally, any such default could subject the Account to the costs of litigation, increase the Account’s borrowing costs, result in default of other loans or debts, or result in less favorable terms, with respect to financing future properties or entering into future lines of credit or credit facilities, obtaining future bank term loans or issuing debt securities.
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
•Variable Interest Rate Risk. If the Account obtains variable-rate loans, the Account’s returns may be volatile when interest rates are volatile. Generally, changes in interest rates will have a smaller effect on the market value of variable-rate loans than on the market value of comparable fixed-rate obligations. Further, the Account is exposed to interest rate risk with respect to variable-rate indebtedness based on current property-level mortgage financings, and may become exposed to such interest rate risk in any future borrowings under the Syndicated Credit Agreement, one or more future bank term loans or any issuance of debt securities. Any increase in interest rates under such debt financing arrangements would directly result in higher interest expense costs to the Account. Any interest rate hedging activities the Account engages in to mitigate this risk may not fully protect the Account from the impact of interest rate volatility. As of December 31, 2025, the outstanding principal balance of our variable rate indebtedness, including mortgage loans payable and line of credit, was $520.6 million.
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
•Ability to Incur Additional Indebtedness. The Account and Account Subsidiaries may also incur additional indebtedness in the future. Although the Account's Syndicated Credit Agreement, Note Purchase Agreements, and other financing agreements contain certain financial covenants, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. In addition, to the extent new debt is added to the Account and the Account Subsidiaries’ current debt levels, the substantial risks of borrowings described above would increase.
A general disruption in the credit markets, such as the disruption experienced in 2008 and 2009, caused by the COVID-19 pandemic from early 2020 to mid-2022, or caused by changing economic or market environments with high inflation or rapid increases in interest rates, may aggravate some or all of these risks.

Investment and Cash Management Risks Associated with Contract Owner Transactions. The amount the Account has available to invest in new properties and other real estate-related assets will depend, in large part, on the level of net contract owner transfers into or out of the Account as well as contract owner premiums into the Account. As noted elsewhere in this report, the Account intends to hold between 15% and 25% of its net assets in liquid, fixed-income investments. These liquid assets are intended to be used to satisfy contract owner redemption requests and meet the Account’s expense needs (including, from time to time, obligations on debt). Significant contract owner transaction activity into or out of the Account’s units is generally not predictable, and wide fluctuations can occur as a result of macroeconomic, geopolitical or market conditions (including market disruptions, volatility or downturns), the performance of equities or fixed income securities or general investor sentiment, regardless of the historical performance of the Account or of the performance of the real estate asset class generally. In the event that the Account were to experience significant net contract owner transfers out of the Account, such transfers can eventually cause the Account’s liquid, fixed-income investments and cash and cash equivalents to comprise less than 10% of the Account’s net assets, as occurred over the course of 2025 and 2024. As of December 31, 2025, the Account’s liquid, fixed-income investments, and cash and cash equivalents, comprised 7.9% of its net assets. Such situations could trigger the need to execute the TIAA liquidity guarantee, most recently commencing on August 31, 2023. If a significant amount of net contract owner transfers out of the Account were to recur, particularly in high volumes, the Account may not have enough available liquid assets to pursue, or consummate, new investment opportunities presented to us that are otherwise attractive to the Account. This, in turn, could harm the Account’s returns. Even though the Account has over time experienced both net inflows (purchases) and net outflows (redemptions) of contract owner investments on an annual basis, there is no guarantee that net outflow or redemption activity will not increase, perhaps in a significant and rapid manner, particularly in response to market cycles in the domestic and foreign securities and commercial real estate markets and other factors.
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
RISKS OF INVESTING IN REAL ESTATE INVESTMENT TRUST (REIT) SECURITIES
The Account may invest in registered and unregistered REIT securities for diversification, liquidity management and other purposes. The Account’s investment in REITs may also increase, as a percentage of net assets, during periods in which the Account is experiencing large net inflow activity, in particular due to net contract owner transfers into the Account. As of December 31, 2025, the Account did not hold any REIT securities. Investments in REIT securities are subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying properties owned by the entity, while mortgage REITs may be affected by the quality of any credit extended. Moreover, changes in consumer behavior that affect the use of commercial spaces could negatively impact the value of properties underlying certain REITs. In addition to these risks, because REIT investments are securities and generally publicly traded, they may be exposed to market risk and potentially significant price volatility due to changing conditions in the financial markets and, in particular, changes in overall interest rates, regardless of the value of the underlying real estate such REIT may own.
In general, during periods of high interest rates, REITs may lose some of their appeal for investors who may be able to obtain higher yields from other income-producing investments, such as long-term bonds. Rising interest rates generally increase the cost of financing for real estate projects, which could cause the value of an equity REIT to decline. During periods of declining interest rates, mortgagors may elect to prepay mortgages held by mortgage REITs, which could lower or diminish the yield on the REIT. Also, sales of REIT securities by the Account for liquidity management purposes may occur at times when values of such securities have declined and it is otherwise an inopportune time to sell the security. Volatility in REITs can cause significant fluctuations in the Account’s AUV on a daily basis, as they are correlated to equity markets which have experienced significant day to day fluctuations. Finally, certain REITs may be self-liquidating in that a specific term of existence is provided for in their trust document. In acquiring the securities of REITs, the Account runs the risk that it will sell them at an inopportune time.
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
As of December 31, 2025, the Account did not hold any mortgage-backed securities.
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
Interest Rate Risk. The risk that the value or yield of fixed-income investments may decline if interest rates change. In general, when prevailing interest rates decline, the market values of outstanding fixed-income investments (particularly those paying a fixed rate of interest) tend to increase while yields on similar newly issued fixed-income investments tend to decrease, which could adversely affect the Account’s income. Conversely, when prevailing interest rates increase, the market values of outstanding fixed-income investments (particularly those paying a fixed rate of interest) tend to decline while yields on similar newly issued fixed income investments tend to increase. If a fixed-income investment pays a floating or variable rate of interest, changes in prevailing interest rates may increase or decrease the investment’s yield. Fixed-income investments with longer durations tend to be more sensitive to interest rate changes than shorter-term investments. Interest rate risk is generally heightened during periods when prevailing interest rates are low or negative. During periods of very low or negative interest rates, a fixed-income investment may not be able to maintain positive returns. As of December 31, 2025, interest rates in the United States and in certain foreign markets have minimally decreased and remained high from historic low levels with unknown future monetary policy direction from central banks, which may increase the Account's exposure to risks associated with rising interest rates. In general, changing interest rates could have unpredictable effects on the markets and may expose fixed-income and related markets to heightened volatility. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions).
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
In addition, the Account may invest in corporate obligations (such as commercial paper and other types of corporate debt obligations) and while the Account seeks out such holdings in short-term or intermediate-term, higher-quality liquid instruments, the ability of the Account to sell these securities may be uncertain, particularly when there are general dislocations in the finance or credit markets. Any such volatility could have a negative impact on the value of these securities. Further, transaction activity may fluctuate significantly from time to time, which could impair the Account’s ability to dispose of a security at a favorable time, regardless of the credit quality of the underlying issuer. Also, inherent with investing in any corporate obligation is the risk that the credit quality of the issuer will deteriorate, which could cause the obligations to be downgraded and hamper the value or the liquidity of these securities. Finally, any further downgrades or threatened downgrades of the credit rating for U.S. Government obligations generally could impact the pricing and liquidity of agency securities or corporate obligations in a manner which could impact the value of the Account’s units. On three occasions, the long-term credit rating of the United States has been downgraded by at least one leading rating agency in part as a result of disagreements within the U.S. Government over raising the debt ceiling to repay outstanding obligations. Similar situations in the future could result in periods of high inflation, rising interest rates, changes in the prices of U.S. Treasury securities and increase the costs of various kinds of debt, which may adversely affect the Account.
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
State and Municipal Investment Risk. Events affecting states and municipalities may adversely affect the Account’s investments and its performance. These events may include severe financial difficulties and continued budget deficits, economic or political policy changes, tax base erosion, state constitutional limits on tax increases, and changes in the credit ratings assigned to state and municipal issuers of debt instruments that the Account may hold. Many states and municipalities have experienced—and may continue to experience—severe financial difficulties.

As a result, the economies and fiscal condition of these states and municipalities could deteriorate significantly as a result of a number of economic and other factors, including state and local housing crises, high unemployment levels, a drop in tax revenue and periods of larger national economic slowdown. The continued deterioration of state and municipal economies could result in large state and municipal budget deficits and it is unclear when and how states and municipalities would close their budget gaps or how those solutions might affect state or municipal governments. A negative change in any one of these or other areas could affect the ability of state or municipal issuers to meet their debt obligations and result in losses to the Account.
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
Risks of Fixed-income, Liquid Investments That Later Become Illiquid
Liquid, fixed-income securities in which the Account invests (including Rule 144A securities) may, despite being liquid at the time of purchase, subsequently become illiquid due to events such as adverse developments for an issuer, industry-specific developments, market events, rising interest rates, changing economic conditions or investor perceptions and geopolitical and foreign country and issuer risk. Such liquid securities that later become illiquid investments may be difficult to sell for the value at which they are carried, if at all, or at any price within the desired time frame. Illiquid securities are those that are not reasonably expected to be sold or disposed of in current market conditions in seven calendar days or less without the sale or disposition significantly changing the market value of the investment. The Account’s investments in liquid, fixed-income securities that later become illiquid investments may reduce the returns of the Account because it may be unable to sell the illiquid investment at an advantageous time or price, which could prevent the Account from taking advantage of other investment opportunities. Illiquid securities may trade less frequently, in lower quantities and/or at a discount, which may cause the Account to receive distressed prices and incur higher transaction costs when selling such investments.

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
GLOBAL ECONOMIC RISKS
National and regional economies and financial markets have become increasingly interconnected, which increases the possibilities that conditions in one country, region or market might adversely impact issuers in a different country, region or market. Changes in legal, political, regulatory, tax, tariff and economic conditions may cause fluctuations in markets and securities and commercial real property prices around the world, which could negatively impact the value of the Account’s investments. For example, the United Kingdom’s referendum decision to leave the European Union resulted in the depreciation in value of the British pound, short term declines in the stock markets and ongoing economic and political uncertainty concerning the consequences of the exit. Similar major economic or political disruptions, particularly in large economies like China, may have global negative economic and market repercussions. Additionally, events such as war (e.g., the ongoing conflict in Ukraine), terrorism, natural and environmental disasters, the spread of infectious illnesses, pandemics or other public health emergencies, or changing economic or market environments with high inflation or rapid increases in interest rates, may adversely affect the global economy and the securities, local commercial real estate markets and issuers in which the Account invests.
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
CONFLICTS OF INTEREST WITHIN TIAA
General. TIAA and its affiliates (including Nuveen Alternatives Advisors LLC (“NAA”) and Nuveen Asset Managment LLC (“NAM”), its wholly owned subsidiaries and registered investment advisers, and Nuveen Management AIFM Limited (dba Nuveen Real Estate (“NRE”), its wholly owned subsidiary) have interests in other real estate programs and accounts and also engage in other business activities. As such, they will have conflicts of interest in allocating their time between the Account’s business and these other activities. Also, the Account may be buying properties at the same time as TIAA affiliates that may have similar investment objectives to those of the Account. There is also a risk that TIAA will choose a property that provides lower returns to the Account than a property purchased by TIAA and its affiliates. Further, the Account will likely acquire properties in geographic areas where TIAA and its affiliates own or manage properties, including in foreign markets. In addition, the Account may desire to sell a property at the same time another TIAA affiliate is selling a property in an overlapping market. Conflicts could also arise because some properties owned or managed by TIAA and its affiliates may compete with the Account’s properties for tenants. Among other things, if one of the TIAA entities attracts a tenant that the Account is competing for, the Account could suffer a loss of revenue due to delays in locating another suitable tenant. TIAA has adopted allocation policies and procedures applicable to the purchasing conflicts scenario, but the resolution of such conflicts may be economically disadvantageous to the Account. As a result of TIAA’s and its affiliates’ obligations to TIAA itself and to other current and potential investment vehicles sponsored by TIAA affiliates with similar objectives to those of the Account, there is no assurance that the Account will be able to take advantage of every attractive investment opportunity that otherwise is in accordance with the Account’s investment objectives.

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
Other disruptive events, including, but not limited to, natural disasters, fires and severe weather events, civil or political unrest, terrorism, or public health or pandemic crises (such as the COVID-19 pandemic from early 2020), may adversely affect the Account’s ability to conduct business. Such adverse effects may include the inability of TIAA’s employees, or the employees of its affiliates and the Account’s service providers, to perform their responsibilities as a result of any such event. Any resulting disruptions to the Account’s business operations can interfere with our processing of contract transactions (including the processing of orders from our website), impact our ability to calculate annuity unit values, or cause other operational issues.
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

ITEM 2. PROPERTIES.
THE PROPERTIES—GENERAL
In the table below, contract owners will find general information about each of the Account’s investments as of December 31, 2025. The Account’s investments include both properties that are wholly owned by the Account and properties owned by the Account’s joint venture investments. Certain investments include a portfolio of properties.

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
OFFICE PROPERTIES
Lincoln Centre	Dallas, TX	100.00%	1,637,827	92.1%	$603.9
Campus Pointe	San Diego, CA	43.44%	1,240,707	94.6%	591.0
1001 Pennsylvania Avenue	Washington, D.C.	100.00%	770,975	95.9%	450.1
Seavest MOB	Pittsburgh, PA	98.40%	764,026	94.5%	312.4	(4)
Four Oaks Place	Houston, TX	51.00%	2,377,150	88.1%	305.9	(4)
1900 K Street, NW	Washington, D.C.	100.00%	356,456	75.6%	190.1	(3)
Juniper MOB Portfolio	Various	50.00%	1,055,154	88.1%	188.5	(4)
21 Penn Plaza	New York, NY	100.00%	374,371	85.2%	178.4
One Boston Place	Boston, MA	50.25%	812,936	80.5%	156.5
Fort Point Creative Exchange Portfolio	Boston, MA	100.00%	248,124	82.2%	88.7
837 Washington Street	New York, NY	100.00%	58,580	100.0%	81.3
101 Pacific Coast Highway	El Segundo, CA	100.00%	199,017	77.5%	56.5
Vista Station Office Portfolio	Draper, UT	100.00%	175,000	100.0%	45.5	(3)
1600 Broadway Street	Denver, CO	100.00%	444,595	63.8%	42.5
8270 Greensboro Drive	McLean, VA	100.00%	164,112	85.7%	40.5
3131 McKinney	Dallas, TX	100.00%	146,551	78.1%	40.4
Liberty Park	Herndon, VA	100.00%	335,137	73.9%	38.9	(3)
735 Watkins Mill	Gaithersburg, MD	80.00%	137,363	—%	36.5
Sixth & Main	Portland, OR	100.00%	378,116	43.3%	32.0
The Stratum	Austin, TX	100.00%	253,402	55.3%	31.9
Wilton Woods Corporate Campus	Wilton, CT	100.00%	190,762	89.8%	25.1
101 N. Tryon Street	Charlotte, NC	85.00%	552,637	45.0%	22.8	(4)
Five Oak	Portland, OR	100.00%	267,094	74.9%	19.0	(3)
355 West 52nd St	New York, NY	95.00%	55,621	100.0%	18.9	(4)
Colorado Center	Santa Monica, CA	2.00%	1,131,511	87.3%	6.2	(4)
817 Broadway	New York, NY	31.34%	139,312	97.6%	(1.1)
Subtotal—Office Properties				83.5%	$3,602.4
INDUSTRIAL PROPERTIES
Ontario Industrial Portfolio	Various	100.00%	3,362,172	100.0%	$958.1
Dallas Industrial Portfolio	Dallas and Coppell, TX	100.00%	3,684,941	100.0%	508.5
Great West Industrial Portfolio	Rancho Cucamonga and Fontana, CA	100.00%	1,358,925	100.0%	369.1
Southern CA RA Industrial Portfolio	Los Angeles, CA	100.00%	920,078	81.7%	251.5
Rainier Corporate Park	Fife, WA	100.00%	1,104,071	71.3%	242.3
Seneca Industrial Park	Pembroke Park, FL	100.00%	882,182	99.9%	240.5
South River Road Industrial	Cranbury, NJ	100.00%	858,957	100.0%	235.1
Cerritos Industrial Park	Cerritos, CA	100.00%	934,233	83.5%	233.7
Oakmont IE West Portfolio	Fontana, CA	100.00%	709,941	100.0%	213.6
Regal Logistics Campus	Seattle, WA	100.00%	968,535	100.0%	197.0
Pinto Business Park	Houston, TX	100.00%	1,641,141	96.6%	196.2
Frontera Industrial Business Park	San Diego, CA	100.00%	794,330	88.0%	192.0
Shawnee Ridge Industrial Portfolio	Atlanta, GA	100.00%	1,422,922	100.0%	189.1

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
Port St. Lucie	Port St. Lucie, FL	100.00%	1,080,306	100.0%	$176.0
Northern CA RA Industrial Portfolio	Oakland, CA	100.00%	625,304	95.4%	148.1
Rancho Cucamonga Industrial Portfolio	Rancho Cucamonga, CA	100.00%	573,000	—%	145.0
Minneapolis Core Portfolio	Brooklyn Park, MN	100.00%	952,642	88.4%	134.2
Pinnacle Industrial Portfolio	Grapevine, TX	100.00%	899,200	88.6%	129.0
Weston Business Center	Weston, FL	100.00%	455,268	89.4%	123.9
Ontario Mills Industrial Portfolio	Ontario, CA	100.00%	435,733	100.0%	118.0
Weston Business Center EF	Weston, FL	100.00%	396,090	100.0%	116.6
Chicago CalEast Industrial Portfolio	Chicago, IL	100.00%	1,145,152	100.0%	116.2
Northwest Houston Industrial Portfolio	Houston, TX	100.00%	1,010,912	100.0%	111.1
Stevenson Point	Newark, CA	100.00%	312,885	100.0%	104.7
Knightdale Gateway	Raleigh, NC	100.00%	511,233	100.0%	102.7
Hendricks Gateway	Indianapolis, IN	100.00%	1,072,069	100.0%	98.2
Centre Pointe And Valley View	Los Angeles County, CA	100.00%	307,685	97.0%	96.0
Reno Industrial Portfolio	Raleigh, NC	100.00%	497,875	100.0%	92.4
Broward Industrial Portfolio	Various, FL	100.00%	355,088	96.6%	90.8
Pacific Coast Corporate Park	Fife, WA	100.00%	388,783	55.3%	87.8
Landover Logistics Center	Landover, MD	100.00%	360,550	100.0%	87.3
Jackson Shaw Forward Portfolio: 46 Ranch	Fort Worth, TX	100.00%	562,680	100.0%	83.9
Northeast RA Industrial Portfolio	Boston, MA	100.00%	384,126	100.0%	83.4
200 Milik Street	Carteret, NJ	100.00%	232,134	100.0%	82.2
Atlanta Industrial Portfolio	Lawrenceville, GA	100.00%	495,440	75.8%	82.1
Midway 840	Mount Juliet, TN	100.00%	670,680	56.5%	77.1
Fairfield Tolenas	Fairfield, CA	100.00%	496,541	100.0%	75.6
Northwest RA Industrial Portfolio	Seattle, WA	100.00%	312,321	100.0%	71.6
The Hub	Long Island City, NY	95.00%	344,178	79.4%	67.3	(4)
10 New Maple Avenue	Pine Brook, NJ	100.00%	266,338	100.0%	55.9
Otay Mesa Industrial Portfolio	San Diego, CA	100.00%	265,843	42.4%	54.9
One Beeman Road	Northborough, MA	100.00%	300,253	—%	54.4
Chicago Industrial Portfolio	Chicago, IL	100.00%	334,824	100.0%	50.6
Riverside 202 Industrial	Phoenix, AZ	100.00%	319,860	100.0%	49.3
Archway Baytown Development	Baytown, TX	95.00%	503,775	49.3%	49.1
4417 192nd Street East	Tacoma, WA	100.00%	281,181	100.0%	45.7
Central 64 Portfolio	Denver, CO	100.00%	220,100	85.1%	43.9
Jackson Shaw Forward Portfolio: Centerpoint	San Antonio, TX	100.00%	302,518	100.0%	42.5
62nd Street North	Largo, FL	100.00%	209,047	100.0%	41.3
Almond Avenue	Fontana, CA	100.00%	146,864	100.0%	40.0
Salt Lake Light Industrial Portfolio	Salt Lake City, UT	100.00%	265,899	63.5%	36.7
101 East Crossroads Parkway	Raleigh, NC	100.00%	283,630	100.0%	34.6
Paseo De La Fuente	San Diego, CA	100.00%	152,469	100.0%	32.0
1530 Broadway Avenue	Raleigh, NC	100.00%	234,133	100.0%	28.3
Mercy Star Court	Orlando, FL	100.00%	111,980	100.0%	27.0
Empire Business Park (KBC)	Peoria, AZ	100.00%	153,145	—%	26.3
Jackson Shaw Forward Portfolio: Parc 20	Arlington, TX	100.00%	154,127	100.0%	25.5
4925 Bulls Bay Highway	Jacksonville, FL	100.00%	198,408	100.0%	21.2
Park 10 Distribution Center	Houston, TX	100.00%	152,638	79.7%	17.3
6615 West Boston Street	Chandler, AZ	100.00%	96,000	100.0%	15.0
4620 B Street Northwest	Auburn, WA	100.00%	65,555	100.0%	14.0
Subtotal—Industrial Properties				91.3%	$7,533.4
RETAIL PROPERTIES
Fashion Show	Las Vegas, NV	50.00%	1,906,000	89.2%	$414.8	(4)

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
The Florida Mall	Orlando, FL	50.00%	1,729,411	92.3%	$248.7	(4)
West Town Mall	Knoxville, TN	50.00%	1,278,291	95.7%	182.5
Westwood Marketplace	Los Angeles, CA	100.00%	202,202	100.0%	162.0
Florida Retail Portfolio	Various, FL	80.00%	326,729	94.2%	149.9
Pacific City	Huntington Beach, CA	100.00%	194,574	92.1%	132.3
Village Crossing	Skokie, IL	100.00%	722,466	87.3%	122.5
River Oaks Shopping Center	Santa Clarita, CA	100.00%	275,048	96.9%	107.0
Algonquin Commons	Algonquin, IL	100.00%	542,984	96.0%	100.3
Hillside Village	Dallas,TX	100.00%	149,828	90.6%	100.0
350 Washington	Boston, MA	100.00%	147,504	78.9%	89.7
Marketfair	West Windsor, NJ	100.00%	239,356	85.0%	87.0
Campus Marketplace	San Marcos, CA	100.00%	144,055	97.8%	86.6
Marketplace at Mill Creek	Buford, GA	100.00%	401,896	83.3%	81.3	(3)
Plaza America	Reston, VA	100.00%	163,407	85.8%	78.6
Publix at Weston Commons	Weston, FL	100.00%	126,922	94.1%	76.2
The Shops at Wisconsin Place	Chevy Chase, MD	100.00%	117,869	86.8%	72.7	(5)
Winslow Bay Commons	Mooresville, NC	100.00%	441,773	99.0%	61.2	(3)
Creeks at Virginia Center	Glen Allen, VA	100.00%	266,023	99.1%	56.9
Southside at McEwen	Franklin, TN	100.00%	92,470	100.0%	55.6
Overlook At King Of Prussia	King of Prussia, PA	100.00%	192,218	100.0%	54.1	(3)
Heritage Pavilion	Smyrna, GA	100.00%	255,971	100.0%	54.1
Alexander Place	Raleigh, NC	100.00%	198,309	91.6%	45.3
The Forum at Carlsbad	Carlsbad, CA	50.00%	260,499	78.0%	38.7	(4)
Town and Country	Knoxville, TN	100.00%	650,229	79.0%	30.0
401 West 14th Street	New York, NY	42.19%	62,583	100.0%	28.3	(4)
Riverchase Village	Hoover, AL	100.00%	176,211	64.5%	25.6
32 South State Street	Chicago, IL	100.00%	96,354	100.0%	19.5	(3)
1619 Walnut Street	Philadelphia, PA	100.00%	33,599	11.7%	5.3
Subtotal—Retail Properties				90.7%	$2,766.7
OTHER PROPERTIES
Storage Portfolio IV	Various, U.S.A.	90.00%	2,609,532	92.0%	$500.1
Storage Portfolio II	Various, U.S.A.	90.00%	2,701,520	92.7%	345.7	(4)
Storage Portfolio	Various, U.S.A.	66.02%	1,685,779	93.0%	204.2	(4)
Present Made	Foreign	95.00%	N/A	N/A	115.0	(4)(6)
Lincoln Centre - Hilton Dallas	Dallas, TX	100.00%	213,092	61.4%	96.0
Storage Portfolio III	Various, U.S.A.	90.00%	359,555	92.0%	79.4
Storage Portfolio V	Various, U.S.A.	90.00%	456,787	91.9%	77.1
Castleforbes	Not Applicable	51.00%	N/A	N/A	51.6	(4)(6)
Somerset Logistics Center	Somerset, NJ	100.00%	N/A	N/A	28.7	(6)
Carson South End Co-GP Development	Charlotte, NC	75.00%	N/A	N/A	23.6	(6)
Subtotal—Other Properties				91.6%	$1,521.4
Subtotal—Commercial and Other Properties				89.7%	$15,423.9
RESIDENTIAL PROPERTIES
Simpson Housing Portfolio	Various, U.S.A.	80.00%	3,830,147	94.2%	$544.6	(4)
The Colorado	New York, NY	100.00%	186,344	93.4%	256.4
Holly Street Village	Pasadena, CA	100.00%	326,810	94.7%	196.1
Terra House	San Jose, CA	100.00%	271,123	94.5%	151.4
The Palatine	Arlington, VA	100.00%	263,873	93.5%	145.4
AmpliFi - Fullerton	Fullerton, CA	100.00%	254,095	93.5%	145.2
Ashford Meadows Apartments	Herndon, VA	100.00%	448,137	93.4%	144.4	(3)
Hudson Woodstock	Woodstock, GA	100.00%	522,174	93.6%	142.3
The Legacy at Westwood	Los Angeles, CA	100.00%	206,078	92.0%	138.1

Property	Location	Ownership Percentage	Rentable Area (Sq. ft.)(1)	Percent Leased	Fair Value(2) (millions)
Mass Court	Washington, D.C.	100.00%	303,684	92.3%	$135.2
Regents Court	San Diego, CA	100.00%	209,105	94.0%	129.2
Sole at City Center	West Palm Beach, FL	100.00%	255,194	96.2%	126.6
The Louis at 14th	Washington, D.C.	100.00%	213,413	89.2%	126.2
803 Corday	Naperville, IL	100.00%	393,971	93.6%	125.0	(3)
Casa Palma	Coconut Creek, FL	100.00%	382,198	93.4%	119.7
Henley at Kingstowne	Alexandria, VA	100.00%	312,098	93.3%	119.3
Union - South Lake Union	Seattle, WA	100.00%	187,274	92.7%	115.5
Rancho Del Mar	San Clemente, CA	100.00%	196,630	90.8%	115.2
The 266 Framingham	Framingham, MA	100.00%	254,520	88.9%	113.1
Fusion 1560	St. Petersburg, FL	100.00%	269,783	95.2%	111.3
Sole at Brandon	Riverview, FL	100.00%	363,646	93.2%	100.5
Boca Arbor Club	Boca Raton, FL	100.00%	258,700	94.1%	99.0
Circa Green Lake	Seattle, WA	100.00%	160,246	90.7%	97.0
Carrington Park	Plano, TX	100.00%	322,083	92.9%	94.3	(3)
Ascent at Windward	Alpharetta, GA	100.00%	332,111	92.7%	89.7
The District on La Frontera	Austin, TX	100.00%	398,853	82.6%	89.2
Uptown La Grange	La Grange, IL	100.00%	237,780	93.7%	89.1
Churchill on the Park	Dallas, TX	100.00%	374,800	95.1%	88.7	(3)
Greene Crossing	Columbia, SC	100.00%	267,644	99.4%	87.7
The Residences at the Village of Merrick Park	Coral Gables, FL	100.00%	172,987	93.2%	84.8
5 West	Tampa, FL	100.00%	293,515	91.5%	84.8
Sun SYNC Venture	Various, U.S.A.	95.00%	1,265,002	95.0%	83.2	(4)
Lofts at SoDo	Orlando, FL	100.00%	283,672	91.2%	81.6
Centric Gateway	Charlotte, NC	100.00%	243,770	88.9%	78.2
Orion on Orpington	Orlando, FL	100.00%	202,176	97.3%	77.3
Cherry Knoll	Germantown, MD	100.00%	277,066	93.3%	76.2
The Row at the Stadium	Columbia, SC	98.50%	218,160	99.8%	75.3
Biltmore at Midtown	Atlanta, GA	100.00%	202,701	94.2%	75.0
Prescott Wallingford Apartments	Seattle, WA	100.00%	114,418	95.0%	73.2
Houston Apartment Portfolio	Houston, TX	100.00%	360,595	88.9%	72.2
Glen Lake	Atlanta, GA	100.00%	299,881	91.1%	69.8
Lakepointe at Jacaranda	Plantation, FL	100.00%	205,260	93.1%	69.8
The Maroneal	Houston, TX	100.00%	274,160	93.9%	69.7
Allure at Camarillo	Camarillo, CA	100.00%	142,096	97.6%	69.5
Westcreek	Westlake Village, CA	100.00%	116,770	95.2%	57.3
Orchards	Marlborough, MA	100.00%	168,729	93.6%	53.9
Park Creek Apartments	Fort Worth, TX	100.00%	232,795	92.3%	50.0
Cliffs at Barton Creek	Austin, TX	100.00%	195,810	95.7%	49.7
MiMA	New York, NY	21.00%	458,315	95.0%	46.6	(4)
12 South	Nashville, TN	100.00%	72,640	94.1%	43.2
THP Student Housing Portfolio	Various, U.S.A.	97.00%	235,296	14.8%	32.2
Lennar MFPV Cave Creek	Phoenix, AZ	90.00%	218,095	90.7%	31.7	(4)
Lennar MFPV Cane Bay Phase I	Summerville, SC	90.00%	305,064	83.0%	30.8	(4)
The Cordelia	Portland, OR	100.00%	85,210	92.6%	29.9
The Ashton	Washington, D.C.	100.00%	69,350	87.8%	25.3
Lennar MFPV Emblem at Conyers	Conyers, GA	90.00%	265,296	91.7%	18.2	(4)
Subtotal—Residential Properties				93.1%	$5,644.8
Total—All Properties				90.4%	$21,068.7
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
Commercial (Non-Residential) Investments
Major Tenants: The following tables list the Account’s ten most significant tenants based on the total space they occupied as of December 31, 2025 in each of the Account’s commercial property types.

Major Office Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Office Properties	% of Total Rentable Area of Non-Residential Properties
BHP Billiton Petroleum (Deepwater), Inc.(2)	603,179	4.2%	0.9%
Crowell & Moring, LLP(2)	391,757	2.7%	0.6%
Hulu, LLC(1)	349,913	2.5%	0.5%
Atmos Energy Corporation(2)	313,070	2.2%	0.5%
Eli, Lilly and Company(1)	305,006	2.1%	0.5%
Signal Pharmaceuticals(1)	251,893	1.8%	0.4%
Bank of New York Mellon(1)	225,781	1.6%	0.4%
The Carlyle Group(2)	199,508	1.4%	0.3%
Edmunds(1)	195,594	1.4%	0.3%
Rubin Postaer & Associates(1)	186,894	1.3%	0.3%

Major Industrial Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Industrial Properties	% of Total Rentable Area of Non-Residential Properties
Amazon.com Services LLC(3)	1,555,530	4.0%	2.4%
Wal-Mart Stores, Inc.(2)	1,099,112	2.9%	1.7%
XPO Logistics, LLC(2)	1,072,069	2.8%	1.7%
Regal West Corporation(2)	968,535	2.5%	1.5%
Custom Goods, LLC(2)	886,055	2.3%	1.4%
Kumho Tire U.S.A. Inc.(2)	830,485	2.2%	1.3%
Federal Express(2)	693,164	1.8%	1.1%
Del Monte Fresh Product, N.A., Inc.(2)	689,660	1.8%	1.1%
Farrington(2)	659,157	1.7%	1.0%
Rheem Sales Company, Inc.(2)	656,600	1.7%	1.0%

Major Retail Tenants	Occupied Sq. Ft.	% of Total Rentable Area of Account’s Retail Properties	% of Total Rentable Area of Non-Residential Properties
Dillard's(1)	685,394	6.0%	1.1%
Dick's Sporting Goods, Inc.(3)	621,732	5.5%	1.0%
Macy's, Inc.(1)	500,716	4.4%	0.8%
J.C. Penney Corporation, Inc.(1)	347,282	3.0%	0.5%
Belk, Inc.(1)	306,885	2.7%	0.5%
Target Corporation(2)	272,351	2.4%	0.4%
Nordstrom, Inc.(3)	230,700	2.0%	0.4%
Sears(1)	169,931	1.5%	0.3%
Neiman Marcus(1)	167,000	1.5%	0.3%
Saks OFF 5TH(1)(4)	165,572	1.5%	0.3%
(1)Tenant occupied space within joint venture investments.
(2)Tenant occupied space within wholly-owned investments.
(3)Tenant occupied space within wholly-owned and joint venture investments.

(4)On March 6, 2026, Saks Fifth Avenue announced the closure of multiple locations, including the location reflected in the occupied square footage presented in this table. As of March 12, 2026, the date the financial statements were available to be issued, no official closing date has been announced.
The following tables list the rentable area for long term leases subject to expiring leases during the next ten years and an aggregate figure for expirations in 2035 and thereafter, in the Account’s commercial (non-residential) properties that are both wholly-owned by the Account and held within the Account’s joint venture investments. While many of the leases contain renewal options with varying terms, these charts assume that none of the tenants exercise their renewal options, including those with terms that expired on December 31, 2025 or are month to month leases.
Office Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Base Rent Associated with Such Leases (millions)(1)	Expiring Rent as a % of Rental Income(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Office Properties Represented by Expiring Leases
2026	113	$74.5	4.0%	1,189,730	8.3%
2027	125	70.5	3.8%	1,282,592	9.0%
2028	155	73.7	3.9%	1,449,572	10.2%
2029	115	59.8	3.2%	1,080,284	7.6%
2030	92	60.4	3.2%	901,773	6.3%
2031	53	66.3	3.5%	1,258,963	8.8%
2032	38	62.0	3.3%	1,041,490	7.3%
2033	34	24.5	1.3%	403,104	2.8%
2034	47	32.3	1.7%	639,335	4.5%
2035	30	36.1	1.9%	737,170	5.2%
Thereafter	41	66.3	3.5%	1,626,906	11.4%
Total	843	$626.4	33.3%	11,610,919	81.4%
Industrial Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Base Rent Associated with Such Leases (millions)(1)	Expiring Rent as a % of Rental Income(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Industrial Properties Represented by Expiring Leases
2026	84	$55.5	3.0%	4,897,060	12.7%
2027	120	81.2	4.3%	5,927,404	15.4%
2028	78	63.9	3.4%	5,107,497	13.3%
2029	69	53.4	2.9%	4,103,236	10.6%
2030	53	30.1	1.6%	2,009,823	5.2%
2031	36	34.4	1.8%	3,401,242	8.8%
2032	18	23.6	1.3%	3,092,241	8.0%
2033	14	11.2	0.6%	1,438,069	3.7%
2034	7	14.1	0.8%	1,569,356	4.1%
2035	1	2.9	0.2%	105,800	0.3%
Thereafter	9	30.8	1.6%	2,765,211	7.2%
Total	489	$401.1	21.5%	34,416,939	89.3%

Retail Properties

Year of Lease Expiration	Number of Tenants with Expiring Leases	Base Rent Associated with Such Leases (millions)(1)	Expiring Rent as a % of Rental Income(1)	Rentable Area Subject to Expiring Leases (sq. ft.)	% of Total Rentable Area of Account’s Retail Properties Represented by Expiring Leases
2026	200	$48.8	2.6%	810,378	7.1%
2027	188	62.2	3.3%	1,300,953	11.4%
2028	153	44.6	2.4%	762,414	6.7%
2029	143	45.3	2.4%	998,023	8.8%
2030	130	50.0	2.7%	1,031,810	9.1%
2031	95	31.7	1.7%	996,199	8.7%
2032	64	16.6	0.9%	640,918	5.6%
2033	62	22.5	1.2%	1,071,982	9.4%
2034	57	21.6	1.2%	393,706	3.5%
2035	59	17.4	0.9%	397,457	3.5%
Thereafter	44	15.2	0.8%	1,854,327	16.3%
Total	1,195	$375.9	20.1%	10,258,167	90.1%
(1)Includes base rent from wholly-owned properties and properties held through joint ventures.
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts, sales volume or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
The following table details the leasing activity during the year ended December 31, 2025.

Leasing Activity (sq. ft.)
Vacant space beginning of year	6,234,517
Vacant space acquired during the year	144,765
Vacant space disposed of during the year	(879,231)
Vacant space placed into service during the year	(4,669,409)
Expiring leases during the year	6,017,937
Vacant space end of year	6,848,579
Average remaining lease term*	48 months
*Includes office, industrial and retail properties.
Based on leases in place at December 31, 2025, leases representing approximately 12.3% of net rentable area are scheduled to expire throughout 2026. Upon lease expirations, current prevailing market rent estimates will be applied to the respective space based on market-oriented rollover assumptions.
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

The following table contains detailed information regarding the apartment complexes in the Account’s portfolio as of December 31, 2025.

Property	Location	Number Of Units	Average Unit Size (Sq. Ft.)
The Ashton	Washington, D.C.	49	1,639
The Residences at the Village of Merrick Park	Coral Gables, FL	120	1,231
Glen Lake	Atlanta, GA	270	1,199
The Legacy at Westwood	Los Angeles, CA	187	1,181
Houston Apartment Portfolio(1)	Houston, TX	314	1,245
Casa Palma	Coconut Creek, FL	350	1,123
Orchards	Marlborough, MA	156	1,121
Hudson Woodstock	Woodstock, GA	498	1,110
Ascent at Windward	Alpharetta, GA	328	1,075
Sole at Brandon	Riverview, FL	366	1,060
The Palatine	Arlington, VA	262	1,056
Ashford Meadows Apartments	Herndon, VA	440	1,050
Simpson Housing Portfolio(1)	Various, U.S.A.	3,828	1,014
Sun SYNC Venture(1)	Various, U.S.A.	1,282	997
The 266 Framingham	Orlando, FL	270	994
5 West	Tampa, FL	318	978
Cherry Knoll	Germantown, MD	300	968
Uptown La Grange	Orlando, FL	254	962
Lofts at SoDo	Orlando, FL	308	961
Cliffs at Barton Creek	Austin, TX	210	952
Westcreek	Westlake Village, CA	126	951
803 Corday	Naperville, IL	440	937
Carrington Park	Plano, TX	364	936
Henley at Kingstowne	Alexandria, VA	358	930
The Maroneal	Houston, TX	309	928
District at La Frontera	Austin, TX	512	920
AmpliFi	Fullerton, CA	290	901
Boca Arbor Club	Boca Raton, FL	304	896
Centric Gateway	Charlotte, NC	297	890
Regents Court	San Diego, CA	251	886
Allure at Camarillo	Camarillo, CA	165	880
Lakepointe at Jacaranda	Plantation, FL	246	880
Holly Street Village	Pasadena, CA	374	879
The Colorado	New York, NY	175	877
Churchill on the Park	Dallas, TX	448	868
Rancho del Mar	San Clemente, CA	250	841
Mass Court	Washington, D.C.	371	836
Fusion 1560	St. Petersburg, FL	325	834
Park Creek Apartments	Fort Worth, TX	300	833
Sole at City Center	West Palm Beach, FL	317	822
Terra House	San Jose, CA	348	814
Biltmore at Midtown	Atlanta, GA	276	765
Circa Green Lake	Seattle, WA	199	765
MiMA	New York, NY	500	739

Property	Location	Number Of Units	Average Unit Size (Sq. Ft.)
12 South	Nashville, TN	90	712
Union - South Lake Union	Seattle, WA	284	695
The Cordelia	Portland, OR	135	667
Prescott Wallingford Apartments	Seattle, WA	154	665
The Louis at 14th	Washington, D.C.	273	664
THP Student Housing Portfolio(1)(2)	Various, U.S.A.	954	159
Greene Crossing(2)	Columbia, SC	726	369
Orion on Orpington(2)	Orlando, FL	624	324

(1)Represents a portfolio containing multiple properties.
(2)Investments are student housing assets. Units are rented per bedroom, and multiple bedrooms can exist in one apartment.
Other Real Estate Investments
In addition to the Account's commercial and residential real estate investments, the Account has other real estate investments comprised of five storage portfolios, a hotel and land developments. The storage portfolios are held through joint ventures with an established operator in the self-storage industry. The storage portfolios are diversified throughout the United States, with exposure present in more than fifty U.S. metropolitan areas. The hotel, located in Dallas, TX, is located within the Lincoln Centre campus, which is also the location of an office property held by the Account. The Account has four parcels of land currently under development in two U.S. metropolitan areas and two developable land parcels located in Dublin, Ireland and Cambridge, United Kingdom.
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
As of December 31, 2025, management of the Account does not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material effect on the Account’s business, financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information. There is no established public trading market for securities issued by the Account. Accumulation units in the Account are sold to eligible contract owners at the Account’s current accumulation unit value, which is based on the value of the Account’s then current net assets, and are redeemable in accordance with the terms of the contract owner’s annuity contract. For the period from January 1, 2025 to December 31, 2025, the high and low accumulation unit values for the Account were $479.538 and $461.310, respectively. For the period January 1, 2024 to December 31, 2024, the high and low accumulation unit values for the Account were $481.203 and $456.250, respectively. The Account's quarterly high and low accumulation unit values can be seen below:

Current Year	High	Low	Prior Year	High	Low
For the period from January 1, 2025 to March 31, 2025, the high and low accumulation unit values	465.853	461.310	For the period from January 1, 2024 to March 31, 2024, the high and low accumulation unit values	481.203	467.133
For the period from April 1, 2025 to June 30, 2025, the high and low accumulation unit values	471.305	465.737	For the period from April 1, 2024 to June 30, 2024, the high and low accumulation unit values	468.607	460.066
For the period from July 1, 2025 to September 30, 2025, the high and low accumulation unit values	474.779	469.654	For the period from July 1, 2024 to September 30, 2024, the high and low accumulation unit values	461.323	456.250
For the period from October 1, 2025 to December 31, 2025, the high and low accumulation unit values	479.538	474.683	For the period from October 1, 2024 to December 31, 2024, the high and low accumulation unit values	461.272	458.490
Holders. The approximate number of Account contract owners at December 31, 2025 was 968,398.
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
Forward-looking Statements
Some statements in this Form 10-K which are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about management’s expectations, beliefs, intentions or strategies for the future, include the assumptions and beliefs underlying these forward-looking statements, and are based on current expectations, estimates and projections about the real estate industry, domestic and global economic conditions, including conditions in the credit and capital markets, the sectors, and markets in which the Account invests and operates, and the transactions described in this Form 10-K. Forward-looking statements can be identified by the use of words such as “may”, “will”, “should”, “could”, “continue”, “future”, “potential”, “believe”, “project”, “plan”, “intend”, “seek”,

“estimate”, “predict”, “expect”, “anticipate”, and similar expressions, or the negative of such terms, or other comparable terminology. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are made based on our management’s beliefs as well as assumptions made by, and information currently available to, our management.
While management believes the assumptions underlying its forward-looking statements and information to be reasonable, such information may be subject to uncertainties and may involve certain risks which may be difficult to predict and are beyond management’s control. These risks and uncertainties could cause actual results to differ materially from those contained in any forward-looking statement. These risks and uncertainties include, but are not limited to, those described under "Item 1—Summary Risk Factors" and "Item 1A-Risk Factors."
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
Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data is preliminary for the year or quarter ended December 31, 2025 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.
2025 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
Economic Overview and Outlook
Key Macro Economic Indicators*

	Actuals				Forecast
	1Q 2025	2Q 2025	3Q 2025	4Q 2025	2026	2027
Economy(1)
Gross Domestic Product ("GDP")	(0.6)%	3.8%	4.4%	1.7%	2.1%	1.5%
Employment Growth(2)	111	55	51	(22)	41	46
Unemployment Rate	4.2%	4.1%	4.4%	4.4%	4.6%	4.5%
Interest Rates(3)
10 Year Treasury	4.2%	4.2%	4.2%	4.2%	4.3%	4.3%
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
Global economic activity remained broadly healthy in 2025, as most major economies proved resilient amidst the general uncertainty throughout the year surrounding the U.S.’ shift in trade policy. Global growth forecasts for 2026 call for continued solid growth, as improved growth conditions in Europe should help offset a gradual slowdown in the U.S. economy and Asia.
In the U.S., President Trump’s policy agenda continues to shape the economic outlook for the coming year. The administration walked back some tariff measures towards the end of the 2025, but tariffs remain high in 2026 relative to the start of 2025 and are likely to put upward pressure on prices in coming months. In addition, the U.S.

Government's U.S. border and immigration actions have already altered immigration trends and are likely to affect population and economic growth in the coming year. However, several tax provisions in the One Big Beautiful Bill Act also went into effect at the start of 2026, which are expected to provide some stimulus to U.S. businesses and households.
The U.S. economy slowed in the fourth quarter of 2025 but remained generally solid, climbing at an estimated 1.7% annualized pace after robust growth in the second and third quarter. Consumer sentiment has slumped in recent months, but spending has held up well and business investment in expanding artificial intelligence ("AI") capacity continues to drive growth in the economy overall. The labor market has struggled in recent months, however, driven by federal layoffs and reduced hiring from private employers. The economy shed 67,000 jobs in the fourth quarter of 2025, marking the first quarterly decline in the U.S. since the COVID-19 pandemic.
The Federal Reserve continued its rate cutting cycle in the fourth quarter, lowering the target federal funds rate by 25 basis points in both October and December to address weakening conditions in the labor market. Federal officials have signaled that future rate cuts are likely in 2026, but inflation remains stubbornly above the Federal Reserve’s target rate of 2% and tariff impacts are likely to put upward pressure on prices throughout the year. As a result, markets expect that the pace of rate cuts will slow, with 1-2 rates cuts anticipated in 2026. Yields on 10-year Treasuries were essentially unchanged in the fourth quarter, finishing the year at 4.18%.
Economic growth in Europe is poised to accelerate in 2026, as uncertainty surrounding U.S. trade policy begins to subside. Increased business investment is expected throughout the year, as companies that delayed decisions in 2025 are likely to increase capital expenditures now that there is greater clarity. In addition, fiscal policy in the region is expected to be more supportive this year, led by Germany’s plans to increase spending on infrastructure and defense. The European Central Bank (ECB) held interest rates steady throughout the second half of the year. Inflation is trending towards target in most countries in the region, however, and increased imports from China are likely to provide downward pressure on prices in coming quarters, given room for the ECB to resume rates cuts this year if needed to stimulate growth.
In Asia, China’s economy grew 4.5% year-over-year in the fourth quarter of 2025, down from the 4.8% pace in the previous quarter. China’s export sector recorded a record $1.2 trillion surplus in 2025 despite higher tariffs on goods headed to the U.S. However, consumer spending continued to struggle at the end of the year, raising concerns about the pace of growth as the country attempts to shift away from its export and property investment growth model. Both monetary and fiscal policy are expected to be stimulative during the year.
Real Estate Market Conditions and Outlook
Commercial real estate, much like other investment categories, contends with some unpredictability due to expectations of decelerating economic expansion and ongoing shifts in policy direction. That said, property values in the commercial sector already experienced a significant adjustment period spanning from the end of 2022 into the beginning of 2024, primarily triggered by the sharp rise in long-term interest rates during 2022. This previous correction reduces the probability of another substantial drop in valuations and creates a favorable opportunity for those looking to invest as the market enters a fresh expansion phase. The United States commercial property market's rebound continued in the fourth quarter of 2025, supported by steadying credit conditions and better availability of financing. Furthermore, development activity has been tapering across most property types, which is expected to result in stabilized or improved vacancy and help maintain healthier market conditions for real estate performance.
The Account returned 1.01% in the fourth quarter of 2025 and 3.97% for the year. The Account had slight appreciation in property values in the fourth quarter and property fundamentals remain strong. Future transaction activity will be consistent with the Account’s multi-year strategy of reducing exposure to anticipated underperforming sectors such as traditional office and regional malls and increasing allocations to anticipated outperforming sectors such as housing, industrial, necessity retail and alternatives.
Data for the Account’s top five markets in terms of market value as of December 31, 2025 are provided below. The five markets presented below represent 40.8% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 90.4% leased.

Top 5 Metro Areas by Fair Value	Account % Leased	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio*	Metro Area Fair Value as a % of Total Investments*
Washington-Arlington-Alexandria, DC-VA-MD-WV	87.6%	17	8.8%	7.3%
Dallas-Fort Worth-Arlington, TX	95.0%	12	8.8%	7.3%
Riverside-San Bernardino-Ontario, CA	91.3%	6	8.7%	7.2%
Los Angeles-Long Beach-Anaheim, CA	88.2%	20	8.4%	6.9%
Atlanta-Sandy Springs-Roswell, GA	92.5%	8	6.1%	5.0%
*Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.
Office
The office sector remains challenged but stabilized over the second half of 2025 and is in the early stages of recovery. Net absorption remained positive for a second consecutive quarter, and vacancy fell by 12 basis points over the quarter. Additionally, there are attractive opportunities emerging for high-quality assets. Newer properties have collectively seen improving occupancy since early 2024. Starts are near record lows, leading to virtually no new supply over the mid-term and net negative supply after factoring in demolitions and conversions of obsolete space into other uses. The result will likely be a shortage of high-quality space. Prices bottomed early last year, falling 40% from the peak and have increased by 4.4% since. A supply shortage of quality assets combined with comparatively high going-in yields are starting to drive a compelling relative value opportunity.
Vacancy nationwide decreased from 14.1% in the third quarter to 14.0% in the fourth quarter of 2025, as reported by CoStar. The vacancy rate of the Account’s office portfolio remained at 16.5% in the third and fourth quarter of 2025. Vacancy in the Washington, Dallas, Houston and San Diego metro areas is primarily driven by economic uncertainty and hybrid work adoption. The decrease in vacancy in the New York metro areas is driven by stabilization of in-office attendance, high quality renovated buildings and a major lease renewal with Bilt Technologies Inc.

			Account Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	December 31, 2025	September 30, 2025	December 31, 2025	September 30, 2025
Account / Nation			16.5%	16.5%	14.0%	14.1%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$756.1	3.0%	20.8%	19.7%	17.4%	17.5%
Dallas-Fort Worth-Arlington, TX	644.3	2.5%	9.0%	7.4%	17.8%	17.9%
San Diego-Carlsbad, CA	591.1	2.3%	5.4%	2.6%	13.0%	12.9%
Houston-The Woodlands-Sugar Land, TX	305.9	1.2%	11.9%	11.7%	19.6%	19.8%
New York-Newark-Jersey City, NY-NJ-PA	299.9	1.2%	8.6%	18.0%	13.1%	13.3%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account’s vacancy is defined as the percentage of unleased square footage.
Industrial
Industrial fundamentals solidified in the fourth quarter after deteriorating steadily over the past two and a half years, with vacancy in the sector holding steady at 7.4%, according to Costar. Much of the weakness during the middle of 2025 was driven by policy uncertainty surrounding tariff and trade rule changes. Demand growth improved to a three-year high of 64.2 million square feet at the end of the year, helped by reductions in some of the most damaging tariffs and greater clarity on trade terms between the United States and key trading partners. Meanwhile supply growth, which drove much of the vacancy increase in 2023-2024, has trended lower and new industrial construction continues to hover near decade lows. In the near term, expected demand conditions are anticipated to potentially be stronger in 2026, and the sector still benefits from long term tailwinds from growing e-commerce and supply chain modernization. Consequently, well-located functional industrial space remains an attractive target for investment, well-positioned to outperform as fundamentals continue to stabilize in coming quarters.
The average vacancy rate of the industrial properties held by the Account increased slightly from 8.6% in the third quarter of 2025 to 8.7% in the fourth quarter of 2025 driven primarily by the disposition of two properties that had high occupancy. The increase in vacancy in the Los Angeles metro area is driven by slowing trade, cost conscious demands and elevated rents. The vacancy decrease in the Miami metro area is driven by an increase in regional trade demands, population growth and location resilience due to limited land availability.

			Account Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	December 31, 2025	September 30, 2025	December 31, 2025	September 30, 2025
Account / Nation			8.7%	8.6%	7.4%	7.4%
Riverside-San Bernardino-Ontario, CA	$1,843.8	7.2%	8.7%	8.7%	8.7%	8.7%
Dallas-Fort Worth-Arlington, TX	746.9	2.9%	1.9%	1.9%	8.9%	9.1%
Seattle-Tacoma-Bellevue, WA	598.7	2.4%	17.7%	17.3%	9.3%	8.9%
Los Angeles-Long Beach-Anaheim, CA	581.2	2.3%	15.3%	14.2%	6.2%	6.3%
Miami-Fort Lauderdale-West Palm Beach, FL	571.8	2.2%	2.9%	3.5%	6.5%	6.2%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account’s vacancy is defined as the percentage of unleased square footage.
Multi-Family
The multi-family sector is transitioning toward a more balanced supply-demand dynamic after a historic wave of new deliveries and absorption. Net absorption in the fourth quarter of 2025 reached approximately 51,000 units, roughly half the 100,000 units absorbed during the same period in 2024. The pullback in the sector will be a secular tailwind for the apartment market over the medium term. As a result of relatively limited new supply in the coming years, market fundamentals are expected to continue strengthening. For-sale affordability headwinds are expected to provide a buoy for demand in the medium term, particularly in the form of resident retention.
The national apartment vacancy rate increased from 6.7% in the previous quarter to 7.0% in the fourth quarter of 2025, as reported by Real Page. The average vacancy rate of the apartment properties held by the Account increased from 3.7% in the third quarter of 2025 to 6.9% in the fourth quarter of 2025, primarily driven by the impact of multiple lease expirations and market competition from competitors in active lease-up and stabilization phases.

			Account Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	December 31, 2025	September 30, 2025	December 31, 2025	September 30, 2025
Account / Nation			6.9%	3.7%	7.0%	6.7%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$772.0	3.0%	7.5%	0.9%	7.3%	6.6%
Los Angeles-Long Beach-Anaheim, CA	609.1	2.4%	6.7%	1.1%	5.2%	4.9%
Miami-Fort Lauderdale-West Palm Beach, FL	499.9	2.0%	6.0%	0.1%	5.8%	5.6%
Atlanta-Sandy Springs-Roswell, GA	376.8	1.5%	7.1%	0.2%	8.5%	8.2%
New York-Newark-Jersey City, NY-NJ-PA	303.0	1.2%	5.5%	6.7%	2.3%	2.2%

*Source: RealPage. Market vacancy is the percentage of units vacant. The Account’s vacancy is defined as the percentage of unleased square footage.
Retail
Retail fundamentals have shown resilience despite uncertainty pertaining to changing United States policies, a slowing economy, and impacts on consumer spending. Vacancy rates modestly increased from historic lows due to store closures that occurred in the first half of 2025, however, the vacancy rate started to improve in the second half of the year on the back of stable leasing activity and fewer move outs. Construction activity remains at historic lows, which provides a buffer for occupancy rates even if demand softens. Leasing continues to be dominated by smaller format, freestanding, or in-line spaces with service-based tenants leading growth. The sector continues to see a performance gap determined by quality and relevance with consumers with Class A and higher-rated malls maintaining strong performance while lower-rated properties struggle. Meanwhile, necessity-based and grocery-anchored retail properties demonstrate defensive characteristics, as grocery spending typically remains relatively inelastic during periods of economic uncertainty.
The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers, which tend to have higher vacancy rates than the overall national retail market. The Account has over 1,100 retailers across its portfolio, with its largest retail exposure comprising less than 5.0% of total retail rentable area. The retail portfolio has managed to minimize significant exposure to any single retailer. The Account’s retail vacancy increased to 9.3% in the fourth quarter, up from 8.9% in the third quarter, driven by terminated leases and a disposition during the quarter. The Power Center sector, which are commonly large retailers, saw a decrease to 11.5% in the fourth quarter, down from 12.2% in the previous quarter, driven by improved tenant performance and suburban demand.

			Account Vacancy		Market Vacancy*
	Total by Retail Type ($M)	% of Total Investments	December 31, 2025	September 30, 2025	December 31, 2025	September 30, 2024
National Retail			9.3%	8.9%	4.3%	4.3%
Lifestyle & Mall	$1,159.6	4.6%	9.0%	8.8%	8.5%	8.5%
Neighborhood, Community & Strip**	1,046.7	4.1%	9.6%	8.7%	6.1%	6.1%
Power Center**	337.5	1.3%	11.5%	12.2%	4.6%	4.6%
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
Hotel
The U.S. hotel industry entered a period of moderating growth with mixed performance signals, driven by shifting travel demand and broader macroeconomic headwinds. Throughout the year, occupancy rates softened due to inflation pressures, elevated costs and slower business travel. Strategic adoption of technology for pricing and personalization, along with a rebound in leisure travel offered pockets of stability, but overall performance remained constrained.
The Account's exposure to the hospitality sector is limited to one hotel in the Dallas metro area. The hotel is located in a business park and caters largely to business travelers. Key metrics to track hotel performance include occupancy, the average daily rate (“ADR”) and revenue per available room (“RevPAR”). For the quarter ended December 31, 2025, occupancy of the property increased to 60.2%, as compared to 47.6% in the previous quarter. ADR and Total RevPAR were $153.98 and $159.54, respectively, for the fourth quarter of 2025, as compared to $146.90 and $121.59, respectively, in the prior quarter.

INVESTMENTS
As of December 31, 2025, the Account had total net assets of $22.8 billion, a 1.2% decrease from December 31, 2024.
As of December 31, 2025, the Account held 83.0% of its total investments in real estate and real estate joint ventures. The Account also held investments a real estate operating business representing 4.2% of total investments, U.S. treasury securities representing 3.6% of total investments, real estate funds representing 3.3% of total investments, investments in loans receivable, including those with related parties, representing 2.7% of total investments, U.S. government agency notes representing 2.4% of total investments and U.S. short term repos representing 0.8% of total investments.
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of December 31, 2025 was $0.6 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $2.6 billion, which is netted against the underlying properties when determining the joint venture investments fair value presented on the Consolidated Schedules of Investments. Total outstanding principal on the Account’s portfolio as of December 31, 2025, inclusive of loans payable within the joint venture investments, $1.6 billion in senior notes payables, $0.2 billion in loans collateralized by a loan receivable and $0.2 billion in line of credit, was $5.2 billion, which represented a loan-to-value ratio of 18.4%.
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
The following charts reflect the diversification of the Account's real estate assets by region and property type and the Account's ten largest investments based on fair value at December 31, 2025.

Diversification by Fair Value(1)
	West(2)	South(3)	East(4)	Midwest(5)	Foreign(6)	Total
Industrial	18.8%	11.3%	3.6%	2.1%	—%	35.8%
Apartments	7.4%	10.2%	8.2%	1.0%	—%	26.8%
Office	4.7%	5.1%	7.0%	0.3%	—%	17.1%
Retail	4.5%	4.8%	2.7%	1.1%	—%	13.1%
Other(7)	2.0%	2.5%	1.7%	0.2%	0.8%	7.2%
Total	37.4%	33.9%	23.2%	4.7%	0.8%	100.0%
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
(6)Represents developable land investments located outside of the United States.
(7)Represents interests in Storage Portfolio investments, a hotel investment and land.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Simpson Housing Portfolio	80%	Various	U.S.A.	Apartment	$1,023.4	$484.7	$538.7	4.3%	3.7%
Ontario Industrial Portfolio	100%	Ontario	CA	Industrial	958.1	—	958.1	4.1%	3.4%
Fashion Show	50%	Las Vegas	NV	Retail	826.3	415.5	410.8	3.5%	2.9%
Lincoln Centre	100%	Dallas	TX	Office	603.9	—	603.9	2.6%	2.2%
Campus Pointe	43%	San Diego	CA	Office	595.2	—	595.2	2.5%	2.1%
Storage Portfolio II	90%	Various	U.S.A.	Storage	577.3	170.8	406.5	2.4%	2.1%
The Florida Mall	50%	Orlando	FL	Retail	536.3	300.0	236.3	2.3%	1.9%
Dallas Industrial Portfolio	100%	Dallas	TX	Industrial	508.4	—	508.4	2.1%	1.8%
1001 Pennsylvania Avenue	100%	Washington	DC	Office	450.1	—	450.1	1.9%	1.6%
Seavest MOB	98%	Various	U.S.A.	Office	396.4	89.1	307.3	1.7%	1.4%
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

Property Investments and Mortgage Debt Acquired in 2025 (millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Purchase Price(1)	Mortgage Debt
Wholly-Owned
101 E. Crossroads Parkway	100.00%	Industrial	Bolingbrook	IL	$32.5	$—
Reno Industrial Portfolio	100.00%	Industrial	Reno	NV	90.1	—
Hillside Village	100.00%	Retail	Dallas	TX	94.4	—
Campus Marketplace	100.00%	Retail	San Marcos	CA	85.7	—
River Oaks Shopping Center	100.00%	Retail	Santa Clara	CA	105.9	—
1530 Broadway Avenue	100.00%	Industrial	Braselton	GA	26.4	—
Uptown La Grange	100.00%	Multi-family	Lagrange	IL	87.9	—
Salt Lake Light Industrial Portfolio	100.00%	Industrial	Salt Lake City	UT	36.4	—
The 266 Framingham	100.00%	Multi-family	Framingham	MA	112.2	—
Somerset Logistics Center	100.00%	Land	Somerset	NJ	27.0	—
Bulls Bay Highway	100.00%	Industrial	Jacksonville	FL	20.4	—
Algonquin Commons	100.00%	Retail	Algonquin	IL	98.6	—
Knightdale Gateway	100.00%	Industrial	Raleigh	NC	102.8	—
62nd Street North(3)	100.00%	Industrial	Largo	FL	40.8	—
Mercy Star Court(3)	100.00%	Industrial	Orlando	FL	27.5	—
Paseo De La Fuente(3)	100.00%	Industrial	San Diego	CA	30.5	—
4417 192nd Street East(3)	100.00%	Industrial	Tacoma	WA	41.1	—
4620 B Street Northwest(3)	100.00%	Industrial	Auburn	WA	13.4	—

Property Investments and Mortgage Debt Acquired in 2025 (millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Purchase Price(1)	Mortgage Debt
6615 West Boston Street(3)	100.00%	Industrial	Chandler	AZ	14.7	—
Total Wholly-Owned					$1,088.3	$—
Joint Ventures
817 Broadway(4)	31.34%	Multi-family	New York	NY	$—	$38.4
Highlands at Dearborn(5)	80.00%	Multi-family	Peabody	MA	—	93.6
Reserve at Beachline(5)	80.00%	Multi-family	Orlando	FL	—	38.4
Citrine(5)	80.00%	Multi-family	Phoenix	AZ	—	47.6
Chancery Village at the Park(5)	80.00%	Multi-family	Cary	NC	—	27.0
Mira Bella(5)	80.00%	Multi-family	San Diego	CA	—	59.0
Montelena(5)	80.00%	Multi-family	Grapevine	TX	—	25.0
Promenade Park(5)	80.00%	Multi-family	Charlotte	NC	—	33.8
The Sanctuary at Tallyns Reach(5)	80.00%	Multi-family	Aurora	CO	—	76.6
Silos South End(5)	80.00%	Multi-family	Charlotte	NC	—	56.8
The Ranch(5)	80.00%	Multi-family	Austin	TX	—	27.0
Total Joint Ventures					$—	$484.8
Total Properties Acquired					$1,088.3	$484.8

Property Investments Sold and Mortgage Debt Paid-off in 2025 (millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Sales Price(2)	Mortgage Loan Payoff
Wholly-Owned
The Phoenician	100.00%	Retail	Fayetteville	GA	$49.5	$—
1401 H Street NW	100.00%	Retail	Lake Mary	FL	124.0	115.0
Circa Green Lake	100.00%	Multi-family	Seattle	WA	—	52.0
Union - South Lake Union	100.00%	Multi-family	Seattle	WA	—	57.0
Creekside Alta Loma	100.00%	Multi-family	Cucamonga	CA	89.4	—
Ellipse at Ballston	100.00%	Office	Arlington	VA	19.5	—
99 High Street(6)	100.00%	Office	Boston	MA	220.2	277.0
88 Kearny	100.00%	Office	San Francisco	CA	69.3	—
The Bridges	100.00%	Multi-family	Minneapolis	MN	32.6	—
The Knoll	100.00%	Multi-family	Minneapolis	MN	21.6	—
Westlake Business	100.00%	Office	West Lake Village	CA	22.8	—
30700 Russell Ranch	100.00%	Office	West Lake Village	CA	15.9	—
Holly Street Village	100.00%	Multi-family	Pasadena	CA	—	81.0
The Henley at Kingstowne	100.00%	Multi-family	Alexandria	VA	—	64.3
Spring House Innovation Park	100.00%	Office	Lower Gwynedd	PA	—	116.8
Montecito Apartments	100.00%	Multi-family	Houston	TX	46.6	—
Stella	100.00%	Multi-family	Marina Del Ray	CA	132.6	—
Chisholm Trail	100.00%	Industrial	Houston	TX	8.7	—
Monee Development	100.00%	Industrial	Monee	IL	69.7	—
Total Wholly-Owned					$922.4	$763.1

Property Investments Sold and Mortgage Debt Paid-off in 2025 (millions)
Property Name	Ownership Percentage	Property Type	City	State	Net Sales Price(2)	Mortgage Loan Payoff

Joint Ventures
Park on Morton(7)	97.00%	Multi-family	Bloomington	IN	$68.5	$26.9
Aspen Heights(7)	97.00%	Multi-family	Austin	TX	74.9	—
Cabana Beach San Marcos(7)	97.00%	Multi-family	San Marcos	TX	49.4	22.8
The Theory(7)	97.00%	Multi-family	Raleigh	NC	81.5	—
Cabana Beach Gainesville(7)	97.00%	Multi-family	Gainesville	FL	62.8	—
440 Ninth Avenue(8)	88.52%	Office	New York	NY	92.2	135.0
The Forum - Sam Houston	97.00%	Multi-family	Huntsville	TX	—	15.9
Birkdale Village	93.00%	Retail	Huntersville	NC	252.8	—
SV MOB Pittsburg	98.72%	Office	Pittsburgh	PA	—	66.1
The Brockman Lofts(5)	80.00%	Multi-family	Los Angeles	CA	—	17.7
District at Greenbriar(5)	80.00%	Multi-family	Houston	TX	—	25.1
Total Joint Ventures					$682.1	$309.5
Total Properties Sold					$1,604.5	$1,072.6
(1)The net purchase price represents the purchase price less closing costs, at the Account's share.
(2)The net sales price represents the sale price less selling expenses, at the Account's share .
(3)Property is held in Cabot Industrial Portfolio.
(4)Mortgage loan balance restructured to reflect ownership reduction from 61.46% to 31.34%.
(5)Property was held in Simpson Housing Portfolio.
(6)The lender agreed to forgive $50.0 million of the original principal balance outstanding and the remaining $277.0 million was assumed by the buyer at the time of purchase.
(7)Property was held in THP Student Housing Portfolio
(8)A portion of the outstanding debt was forgiven by the lender during sale of property.

Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Net Investment Income
The following table shows the results of operations for the years ended December 31, 2025 and 2024 and the dollar and percentage changes for those periods (millions).

	Years Ended December 31,		Change
	2025	2024	$	%
INVESTMENT INCOME
Real estate income, net
Rental income	$1,251.8	$1,360.7	$(108.9)	(8.0)%
Real estate property level expenses:
Operating expenses	310.3	340.6	(30.3)	(8.9)%
Real estate taxes	181.3	200.0	(18.7)	(9.4)%
Interest expense	59.2	86.8	(27.6)	(31.8)%
Total real estate property level expenses	550.8	627.4	(76.6)	(12.2)%
Real estate income, net	701.0	733.3	(32.3)	(4.4)%
Income from real estate joint ventures	159.5	202.8	(43.3)	(21.4)%
Income from real estate funds	23.4	13.7	9.7	70.8%
Interest income	124.8	128.8	(4.0)	(3.1)%
TOTAL INVESTMENT INCOME	1,008.7	1,078.6	(69.9)	(6.5)%
Expenses
Investment management charges	69.2	83.0	(13.8)	(16.6)%
Administrative charges	56.3	63.4	(7.1)	(11.2)%
Distribution charges	9.6	15.1	(5.5)	(36.4)%
Liquidity guarantee charges	63.5	63.7	(0.2)	(0.3)%
Interest expense	57.7	53.5	4.2	7.9%
TOTAL EXPENSES	256.3	278.7	(22.4)	(8.0)%
INVESTMENT INCOME, NET	$752.4	$799.9	$(47.5)	(5.9)%
The table below illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the entirety of each respective year, "same property," as compared to the comparative increases or decreases associated with the acquisition and disposition of properties throughout each respective year.

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2025	2024	$	%	2025	2024	$	%	2025	2024	$	%
Same Property	$1,119.9	$1,117.0	$2.9	0.3%	$274.3	$268.5	$5.8	2.2%	$161.3	$153.6	$7.7	5.0%
Properties Acquired	56.0	8.0	48.0	600.0%	14.4	3.1	11.3	364.5%	7.7	1.1	6.6	600.0%
Properties Sold	75.9	235.7	(159.8)	(67.8)%	21.6	69.0	(47.4)	(68.7)%	12.3	45.3	(33.0)	(72.8)%
Impact of Properties Acquired/Sold	131.9	243.7	(111.8)	(45.9)%	36.0	72.1	(36.1)	(50.1)%	20.0	46.4	(26.4)	(56.9)%
Total Property Portfolio	$1,251.8	$1,360.7	$(108.9)	(8.0)%	$310.3	$340.6	$(30.3)	(8.9)%	$181.3	$200.0	$(18.7)	(9.4)%
Rental Income:
Rental income decreased $108.9 million, or 8.0%, compared to the prior year, primarily attributable to property dispositions; as indicated in the table above, underperformance in the office sector driven by macroeconomic pressures including slower job growth and weakening consumer confidence. These unfavorable variances were partially offset by rental increases, bad debt recoveries, reduced lease concessions and stronger leasing demand across the industrial, multi-family and retail sectors.

Operating Expenses:
Operating expenses decreased $30.3 million, or 8.9%, compared to the prior year, primarily attributable to property dispositions; as indicated in the table above. The favorable variance was partially offset by cost escalations in utilities, repairs and maintenance, space conversion activities, and common area maintenance, with the retail and office sectors experiencing the most significant increases.
Real Estate Taxes:
Real estate taxes decreased $18.7 million, or 9.4%, compared to the prior year, primarily attributable to property dispositions; as indicated in the table above. This decline was partially offset by increases in assessed property values driven by post-pandemic recovery and strong leisure and corporate travel demand at the Account's sole hotel property, as well as appreciation in the industrial sector.
Interest Expense:
Interest expense on mortgage loans decreased $27.6 million, or 31.8%, as a result of lower average outstanding principal balance, as compared to the same period in 2024.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures decreased $43.3 million, or 21.4%, most notably driven by lower distributed income from four of the Account's retail joint venture investments, due to higher operating expenses.
Income from Real Estate Funds:
Income from real estate funds increased $9.7 million, or 70.8%, as a result of increased distributed income from four of the Account's real estate fund investments.
Interest income:
Interest income decreased $4.0 million, or 3.1%, in comparison to the prior year, primarily attributable to a continued decrease in the Account's loan receivable held.
Expenses:
Investment management, administrative and distribution costs charged to the Account are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. Investment management expenses decreased $13.8 million compared to the prior year, primarily attributable to a reduction in charge rates. Administrative expenses decreased $7.1 million due to lower average net assets during the year. Distribution charges decreased by $5.5 million compared to the prior year, primarily attributable to a decrease in the applicable charge rate and lower average net assets.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and is charged at a fixed rate based on the Account’s net assets. There were no mortality and expense risk expenses in 2025 or the prior year. Liquidity guarantee expenses decreased $0.2 million as a result of lower average nets assets during the year.
Interest expense on the Account's other unsecured debt and line of credit increased $4.2 million when compared to prior year, due to a higher average outstanding principal balance and interest rates on the Account's Credit Agreement.

Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized (losses) gains on investments and debt for the years ended December 31, 2025 and 2024 and the dollar and percentage changes for those periods (millions).

	Years Ended December 31,		Change
	2025	2024	$	%
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND DEBT
Net realized (loss) gain on investments:
Real estate properties	$(715.3)	$(117.7)	$(597.6)	507.7%
Real estate joint ventures	(94.5)	(206.9)	112.4	(54.3)%
Real estate funds	8.4	0.5	7.9	1,580.0%
Foreign currency translation	0.2	(0.2)	0.4	(200.0)%
Marketable securities	0.1	—	0.1	N/M
Loans receivable	(113.0)	(170.4)	57.4	(33.7)%
Loans payable	61.7	—	61.7	N/M
Total realized (loss) gain on investments	(852.4)	(494.7)	(357.7)	72.3%
Net change in unrealized (loss) gain on:
Real estate properties	685.0	(1,021.3)	1,706.3	(167.1)%
Real estate joint ventures	210.4	(367.6)	578.0	(157.2)%
Real estate funds	(21.1)	(29.0)	7.9	(27.2)%
Real estate operating business	10.2	145.4	(135.2)	(93.0)%
Marketable securities	0.1	—	0.1	N/M
Loans receivable	76.5	(0.3)	76.8	(25,600.0)%
Loans receivable with related parties	—	0.7	(0.7)	(100.0)%
Loans payable	13.3	(11.3)	24.6	(217.7)%
Other unsecured debt	8.3	4.5	3.8	84.4%
Net change in unrealized (loss) gain on investments and debt	982.7	(1,278.9)	2,261.6	(176.8)%
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND DEBT	$130.3	$(1,773.6)	$1,903.9	(107.3)%
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized losses of $30.3 million during 2025, compared to net losses of $1.1 billion during 2024. While the Account saw appreciation across most core real estate sectors during the year, the significant unrealized gains primarily emanated from the multi-family and office sectors due to interest rate cuts improving property values, strong rental fundamentals and leasing demand. The realized losses in 2025 were attributable to the sale of six multi-family properties in Texas, California and Minnesota; six office properties in Washington, D.C, Virginia, Massachusetts and California; and two industrial properties in Texas and Illinois. Previous year witnessed depreciation across most core real estate sectors during the year, the significant unrealized losses primarily emanated from office properties in the Eastern region due to declining occupancy and stagnant demand. The sale of eight retail properties, five office properties, and three multi-family properties drove the net loss during the year.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized gains of $115.9 million in 2025, compared to $574.5 million of net losses during 2024. Unrealized gains were primarily driven by the Account's joint venture investments in the office and retail sectors due to increased market demand, recapitalization efforts and macroeconomic conditions producing mixed cap rates across the sectors. The disposition of a retail property in North Carolina, an office building in New York and five student housing properties in Texas, North Carolina and Florida were contributors to the realized loss during the year. Unrealized losses in 2024 were primarily driven by the Account's joint venture investments in the office, retail and apartment sectors due to increases in discount and capitalization rates, economic conditions, as well as other market factors. The disposition of a retail property in FL and two office properties in CA and MA were contributors to the net loss during the year.
Real Estate Funds:
Real estate funds incurred net realized and unrealized losses of $12.7 million in 2025, compared to $28.5 million in net realized and unrealized losses during 2024. The unrealized losses in the current year can be attributed unfavorable valuation of four of the Account's real estate funds, due to higher capitalization rates. Current period realized gains were primarily due to profit generated from the sale of a partnership's assets. The losses in the previous year can be attributed to elevated capitalization rates, resulting in adverse valuation that have impacted eight of the Account's funds.
Real Estate Operating Business:
The Account's real estate operating business experienced unrealized gains of $10.2 million during 2025 compared to $145.4 million during 2024. Unrealized gains in 2025 were primarily attributed to favorable valuations resulting from a significant lease that is expected to add substantial value to the overall operating business. Unrealized gains in the prior year were the result of future growth experienced throughout the previous year.
Foreign Currency Translation:
The Account realized a gain of $0.2 million due to foreign currency translation during 2025 due to favorable exchange rates.
Marketable Securities:
The Account’s marketable securities experienced net realized and unrealized gains of $0.2 million for the year ended December 31, 2025, compared to net realized and unrealized gains or losses of zero for 2024. The net realized and unrealized gains in 2025 was due to fluctuating yet declining U.S. Treasury rates during the year.
Loans Receivable, including those with related parties:
Loans receivable, including loans receivable with related parties, experienced net realized and unrealized losses of $36.5 million in 2025 compared to net realized and unrealized losses of $170.0 million in 2024. The current year unrealized gains are primarily attributable to favorable valuations of three loans. The appraised values of the collateral asset properties exceeded the principal value of the loans, which resulted in the favorable valuation of the loans receivable, compounded by realized losses associated with three loans paid off by the borrower and one foreclosure. Prior year losses are attributable to unfavorable valuations of three loans, compounded by default and subsequent foreclosures of the collateral property on three receivables and loan payoffs on three properties.
Loans Payable:
Loans payable experienced net realized and unrealized gains of $75.0 million during 2025, compared to unrealized losses of $11.3 million during 2024. The 2025 realized gains were attributable to the interest and debt forgiven associated with a disposed office property in Massachusetts. The unrealized gains were primarily driven by declining market interest rate and tightening credit spreads. The 2024 unrealized losses resulted from incremental changes in U.S. Treasury yields driven by inflation risk and widening credit spreads.
Other Unsecured Debt:
Other unsecured debt experienced unrealized gains of $8.3 million in 2025, compared to unrealized gains of $4.5 million in 2024, attributable to favorable changes in the risk-free yield curve and changes in market confidence due to Federal Rate interest rate cuts.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
A discussion of the results of operations for the year ended December 31, 2024 is found in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 6, 2025, which is available free of charge on the SEC’s website at www.sec.gov.
Liquidity and Capital Resources
As of December 31, 2025 and 2024, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $1.8 billion and $1.4 billion, respectively (7.9% and 6.0% of the Account’s net assets at such dates, respectively). The increase in liquid assets during the year was primarily driven by property dispositions, line of credit management, and mixed but favorable market trends in the U.S. commercial real estate market, that providentially impacted property valuations. The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and contract owner redemption requests (i.e., contract owner transfers, withdrawals or benefit payments). In addition, we believe that the Account is able to meet its short-term and long-term liquidity needs through cash provided by operating activities, the available capacity on its credit facility and the liquidity guarantee provided by TIAA as described below.
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
Pursuant to its existing liquidity guarantee obligation, beginning August 31, 2023 through the year ended December 31, 2025, the TIAA General Account purchased a cumulative total of 1.8 million liquidity units issued by the Account, amounting to $911.3 million. The Account did not experience significant net contract owner outflows during the year of 2025, and the TIAA General Account was not required to purchase any liquidity units this year. The independent fiduciary, which has the right to adjust the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”), has established the trigger point at 45% of the outstanding accumulation units. As of December 31, 2025, the TIAA General Account owned approximately 3.98% of the outstanding accumulation units of the Account. The independent fiduciary will continue to monitor TIAA's ownership interest in the Account and provide further recommendations as necessary.
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
Net Investment Income
Net investment income continues to be an additional source of liquidity for the Account. Net investment income was $752.4 million for the year ended December 31, 2025 as compared to $799.9 million in the prior year. The total net investment income saw a slight increase as described more fully in the Results of Operations section.
Leverage
As of December 31, 2025, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments, senior notes payable and any loans outstanding on the Account's Credit Agreement) to total gross asset value (i.e., a “loan-to-value ratio”) was 18.4%. The Account intends to maintain its loan-to-value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s net equity interest in joint ventures), with no reduction associated with any indebtedness on such assets.
The Account's credit facility, which is a $1.4 billion unsecured line of credit, is used to facilitate near-term investment objectives, as further described in Note 12—Credit Facility. As of December 31, 2025, the Account had $160.0 million outstanding on the line of credit. The Account exercised the second of three extension options to extend the facility's termination date to September 20, 2026. The Account plans to exercise its remaining option before the facility's scheduled maturity in 2026, which extension is subject to customary representations, warranties and closing conditions.
As of December 31, 2025, total principal outstanding for mortgages on properties held directly by the Account, four collateralized by a loan receivable, the Credit Agreement and senior notes payable are $2.6 billion and $480.5 million, respectively. Principal and interest payments due in the next year for mortgages on properties held directly by the Account are $66.0 million and $23.8 million, respectively. The Account currently has sufficient liquidity in the form of cash and cash equivalents, short-term securities, and available capacity on the Account's line of credit that can be drawn to meet its current mortgage obligations.
In times of high net inflow activity, in particular during times of high net contract owner transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan-to-value ratio.
Material Cash Requirements(1)
The following table sets forth a summary regarding the Account’s known contractual and other material cash obligations, including required interest payments for those items that are interest bearing, as of December 31, 2025 (millions):

	Amounts Due During Years Ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Debt Payable:
Principal Payments	$402.3	$569.9	$436.1	$344.2	$375.0	$525.0	$2,652.5
Interest Payments(2)	118.9	105.3	78.6	53.2	45.8	78.7	480.5
Subtotal	$521.2	$675.2	$514.7	$397.4	$420.8	$603.7	$3,133
Ground Leases(3)	2.7	2.7	2.8	2.8	2.9	451.8	465.7
Other Commitments(4)	206.9	—	—	—	—	—	206.9
Tenant Improvements(5)	56.8	—	—	—	—	—	56.8
Total Contractual and Material Cash Requirements	$787.6	$677.9	$517.5	$400.2	$423.7	$1,055.5	$3,862.4
(1)The material cash requirements do not include payments on debt held in joint ventures, which are the obligation of the individual joint venture entities.
(2)These amounts represent interest payments due on debt payable based on the stated rates at December 31, 2025.
(3)These amounts represent future minimum annual payments related to ground leases at December 31, 2025.
(4)This includes the Account’s commitment to purchase interests in its real estate funds and remaining funding commitments on loans receivable and real estate operating business, which could be called by the partner or borrower at any time.
(5)This amount represents tenant improvements and leasing inducements committed by the Account as of December 31, 2025.

Statements of Cash Flows
The following table sets forth the Account's sources and uses of cash flows for the year ended December 31, 2025 and 2024 (in millions):

	As of December 31,
	2025	2024
Cash flows provided by (used for):
Operating activities	$97.8	$937.8
Financing activities	$(207.9)	$(843.6)
The following provides information regarding the Account's cash flows from operating and financing activities for the year ended December 31, 2025.
Operating Activities: The Account's operating cash flows are primarily impacted by net investment income and the purchase or sale of investments and debt. Cash provided by operating activities for the year ended December 31, 2025, as compared to the prior year period, decreased by approximately $840.0 million. This decline was primarily driven by:
•$1.1 billion of higher purchases of real estate properties;
•$788.7 million of lower proceeds from sales of real estate properties;
•$36.9 million of lower proceeds from sale of loans receivables; and
•$28.8 million in higher purchases of other real estate properties.
Offsetting the decrease in cash provided by operating activities above was the following;
•$1.1 billion in net decrease in purchases of other investments, higher proceeds from the sales of other real estate investments, and an increase in the proceeds from payoffs of loans receivable from related parties.
Financing Activities: The Account's financing cash flows are primarily impacted by contract owner transactions and debt activity. For the year ended December 31, 2025, cash used in financing activities decreased by $635.7 million compared to 2024, primarily driven by:

•A decrease in net debt repayments of $1.1 billion which included the Account borrowing $700.0 million by entering into a note purchase agreement in the form of series D and E senior notes and $576.0 million on the line of credit in the current year; and
•Partially offset by prior period purchase of liquidity units by the TIAA General Account of $293.7 million compared to no liquidity units purchased by the TIAA General Account in the current year.
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
A summary of the Account's outstanding debt is as follows (in millions):

	December 31, 2025		December 31, 2024
	Principal Balance	% of Total	Principal Balance	% of Total
Secured	$892.4	33.6%	$1,634.3	64.5%
Unsecured	1,760.0	66.4%	900.0	35.5%
Total	$2,652.4	100.0%	$2,534.3	100.0%
Fixed Rate Debt:
Secured	$531.80	20.1%	$1,182.9	46.7%
Unsecured	1,600.0	60.3%	900.0	35.5%
Fixed Rate Debt	$2,131.8	80.4%	$2,082.9	82.2%
Floating Rate Debt:
Secured	$360.6	13.6%	$451.4	17.8%
Unsecured	160.0	6.0%	—	—%
Floating Rate Debt	$520.6	19.6%	$451.4	17.8%
Total	$2,652.4	100.0%	$2,534.3	100.0%

Recent Transactions
The following describes property and property-related transactions by the Account during the fourth quarter of 2025. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease.
Real Estate Properties and Joint Ventures
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price (1)
Knightdale Gateway	10/22/2025	100.00%	Industrial	Raleigh, NC	$102.8
62nd Street North(2)	11/21/2025	100.00%	Industrial	Largo, FL	40.8
Mercy Star Court(2)	11/21/2025	100.00%	Industrial	Orlando, FL	27.5
Paseo De La Fuente(2)	11/21/2025	100.00%	Industrial	San Diego, CA	30.5
4417 192nd Street East(2)	11/21/2025	100.00%	Industrial	Tacoma, WA	41.1
4620 B Street Northwest(2)	11/21/2025	100.00%	Industrial	Auburn, WA	13.4
6615 West Boston Street(2)	11/21/2025	100.00%	Industrial	Chandler, AZ	14.7

(1) Represents purchase price net of closing costs.
(2) Property is held in Cabot Industrial Portfolio

Disposals

Property Name	Disposal Date	Ownership Percentage	Sector	Location	Net Sales Price (1)	Realized Gain (Loss) on Disposition(1)
Stella	10/09/2025	100.00%	Multi-family	Marina Del Ray, CA	$132.6	$(42.8)
Chisholm Trail	10/14/2025	100.00%	Industrial	Houston, TX	8.7	1.8
Birkdale Village	10/21/2025	93.00%	Retail	Huntersville, NC	252.8	22.4
Monee Development	12/17/2025	100.00%	Industrial	Monee, IL	69.7	0.1

(1) Majority of the realized loss has been previously recognized as unrealized losses in the Account's Consolidated Statements of Operations.
Financings
New Debt

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
Highlands at Dearborn(1)	11/13/2025	1.30% + SOFR	Multi-family	12/01/2030	$93.6
Reserve at Beachline(1)	11/13/2025	1.30% + SOFR	Multi-family	12/01/2030	38.4
Citrine(1)	11/20/2025	4.88%	Multi-family	12/01/2030	47.6
Chauncey Village at the Park(1)	11/20/2025	4.88%	Multi-family	12/01/2030	27.0
Mira Bella(1)	11/20/2025	4.88%	Multi-family	12/01/2030	59.0
Montelena(1)	11/20/2025	4.88%	Multi-family	12/01/2030	25.0
Promenade Park(1)	11/20/2025	4.88%	Multi-family	12/01/2030	33.8
The Sanctuary at Tallyns Reach(1)	11/20/2025	4.88%	Multi-family	12/01/2030	76.6
Silos South End(1)	11/20/2025	4.88%	Multi-family	12/01/2030	56.8
The Ranch(1)	11/20/2025	4.88%	Multi-family	12/01/2030	27.0
(1) Property is held in Simpson Housing Portfolio.

Debt payoff

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
SV MOB Pittsburg	10/01/2025	2.70%	Office	09/29/2025	$66.1
The Brockman Lofts(1)	11/20/2025	4.11%	Multi-family	11/01/2025	17.7
District at Greenbriar(1)	11/20/2025	4.11%	Multi-family	11/01/2025	25.1

(1) Property is held in Simpson Housing Portfolio.
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
Valuation of Real Estate Operating Business
The investment in the real estate operating business is stated at the fair value of the Account’s ownership in the business. The determination of fair value involves significant levels of judgment because the actual fair value of a real estate operating business can be determined only by negotiation between the parties in a sales transaction. The fair value of the real estate operating business is affected by, among other things, the financial position and operating performance of the business, future financial expectations, its competitive standing, as well as interest and inflation rates. As a result, determining the real estate operating business fair value involves many assumptions. Key inputs and assumptions include, but are not limited to, earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples, real property rental income and expense amounts, terminal growth rates, capital expenditures and discount rates. Valuation techniques include discounted cash flow analysis, analysis of recent comparable transactions, and negotiated transaction value.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Account’s real estate holdings, including real estate joint ventures, funds, an operating business and loans receivable including those with related parties, which, as of December 31, 2025, represented 93.2% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:
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
As of December 31, 2025, 6.8% of the Account’s total investments were comprised of marketable securities. Marketable securities may include high-quality debt instruments (i.e., government agency notes) and REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements included herewith. As of December 31, 2025, the Account does not invest in derivative financial investments, although it does engage in hedging activity related to foreign currency denominated investments.
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
The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the accompanying consolidated financial statements for the years ended December 31, 2025, 2024 and 2023. The report of the independent registered public accounting firm expresses an independent opinion on the fairness of presentation of the Account’s consolidated financial statements.
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

March 12, 2026	/s/ Colbert Narcisse
Senior Executive Vice President, Chief Product Officer, Head of Insurance Solutions and New Markets, Teachers Insurance and Annuity Association of America
(Principal Executive Officer)

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
Ángel Cabrera, Audit Committee Member
James R. Chambers, Audit Committee Member
Michael R. Fanning, Audit Committee Member
Lisa W. Hess, Audit Committee Member
La June Montgomery Tabron, Audit Committee Member

March 12, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees of Teachers Insurance and Annuity Association of America and Participants of TIAA Real Estate Account
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments of the TIAA Real Estate Account and its subsidiaries (the "Account") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Account as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Real Estate Properties and Real Estate Joint Ventures
As described in Notes 1 and 5 to the consolidated financial statements, the Account had total investments in real estate properties of $16.0 billion and real estate joint ventures of $5.1 billion as of December 31, 2025, which are measured at fair value on a recurring basis and classified as level 3 within the fair value hierarchy. The valuation techniques used by management to measure the fair value estimates of the real estate properties and the real estate joint ventures include the income approach discounted cash flow analysis and the income approach direct capitalization analysis (collectively “the income approach”), the sales comparison approach, and actual sale negotiations and bona fide purchase offers received from third parties. The significant inputs and assumptions under the income approach include, but are not limited to, rental income and expense amounts, rental income and expense growth rates, capital expenditures, discount rates, overall capitalization rates and terminal capitalization rates.
The principal considerations for our determination that performing procedures relating to the valuation of real estate properties and real estate joint ventures is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of real estate properties and real estate joint ventures using the income approach; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to rental income and expense amounts, discount rates, and terminal capitalization rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of real estate properties and real estate joint ventures. These procedures also included, among others (i) testing management's process for developing the fair value estimates of real estate properties and real estate joint ventures using the income approach; (ii) testing the completeness and accuracy of certain data used in the income approach; and (iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by evaluating (a) the appropriateness of the income approach used by management and (b) the reasonableness of the rental income and expense amounts, discount rates, and terminal capitalization rates assumptions.
Valuation of Real Estate Operating Business
As described in Notes 1 and 5 to the consolidated financial statements, the Account had an investment of $1.1 billion in a real estate operating business as of December 31, 2025, which is measured at fair value on a recurring basis and classified as level 3 within the fair value hierarchy. The principal valuation techniques and unobservable inputs used by management to measure the fair value estimate of the real estate operating business include the income approach discounted cash flow, which uses unobservable inputs related to discount rate and terminal growth rate, the market approach, which uses unobservable inputs related to earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple and terminal EBITDA multiple, and recent transactions. The valuation of the real estate operating business is then determined based on a weighting of the income approach discounted cash flow, market approach, and recent transactions.
The principal considerations for our determination that performing procedures relating to the valuation of the real estate operating business is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the real estate operating business; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the fair value estimate of the real estate operating business; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing the completeness and accuracy of certain underlying data provided by management, and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) developing an independent range of fair value estimates for the real estate operating business using independently developed unobservable inputs related to the EBITDA multiple and (b) comparing the independent range of fair value estimates to management’s estimate.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 12, 2026
We have served as the Account's auditor since 2005.

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(In millions, except per accumulation unit amounts)

	December 31,
	2025	2024
ASSETS
Investments, at fair value:
Real estate properties (cost: $12,973.4 and $13,290.0)	$15,975.4	$15,607.0
Real estate joint ventures (cost: $5,115.5 and $5,556.8)	5,098.8	5,381.4
Real estate funds (cost: $918.3 and $798.0)	839.6	740.3
Real estate operating business (cost: $621.8 and $491.2)	1,072.6	931.8
Marketable securities (cost: $1,728.6 and $1,211.7)	1,728.7	1,211.8
Loans receivable (cost: $945.1 and $1,181.6)	620.1	780.0
Loans receivable with related parties (cost: $70.3 and $97.8)	70.3	97.8
Total investments (cost: $22,373.0 and $22,627.1)	25,405.5	24,750.1
Cash and cash equivalents	74.9	144.7
Cash held by wholly owned properties	113.3	129.2
Due from investment manager	5.1	—
Other	215.2	221.9
TOTAL ASSETS	25,814.0	25,245.9
LIABILITIES
Loans payable, at fair value
(principal outstanding: $892.4 and $1,634.3)	830.3	1,585.5
Line of credit, at fair value
(principal outstanding: $160.0 and $0.0)	160.0	—
Other unsecured debt, at fair value
(principal outstanding: $1,600.0 and $900.0)	1,568.7	877.0
Accrued real estate property expenses	211.7	242.7
Due to investment manager	—	6.9
Payable for securities purchased	223.6	—
Other	53.1	46.9
TOTAL LIABILITIES	3,047.4	2,759.0
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	22,312.7	22,028.4
Annuity Fund	453.9	458.5
TOTAL NET ASSETS	$22,766.6	$22,486.9
NUMBER OF ACCUMULATION UNITS OUTSTANDING	46.5	47.8
NET ASSET VALUE, PER ACCUMULATION UNIT	$479.558	$461.243

See notes to the audited consolidated financial statements

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions)

	Years Ended December 31,
	2025	2024	2023
INVESTMENT INCOME
Real estate income, net
Rental income	$1,251.8	$1,360.7	$1,368.9
Real estate property level expenses:
Operating expenses	310.3	340.6	334.4
Real estate taxes	181.3	200.0	215.0
Interest expense	59.2	86.8	94.8
Total real estate property level expenses	550.8	627.4	644.2
Real estate income, net	701.0	733.3	724.7
Income from real estate joint ventures	159.5	202.8	209.2
Income from real estate funds	23.4	13.7	24.9
Interest income	124.8	128.8	143.6
TOTAL INVESTMENT INCOME	1,008.7	1,078.6	1,102.4
Expenses
Investment management charges	69.2	83.0	83.2
Administrative charges	56.3	63.4	75.4
Distribution charges	9.6	15.1	11.8
Liquidity guarantee charges	63.5	63.7	73.9
Interest expense	57.7	53.5	67.1
TOTAL EXPENSES	256.3	278.7	311.4
INVESTMENT INCOME, NET	752.4	799.9	791.0
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND DEBT
Net realized (loss) gain on investments
Real estate properties	(715.3)	(117.7)	29.9
Real estate joint ventures	(94.5)	(206.9)	(279.6)
Real estate funds	8.4	0.5	21.0
Foreign currency translation	0.2	(0.2)	—
Foreign currency exchange on forward contracts	—	—	(2.7)
Marketable securities	0.1	—	(35.7)
Loans receivable	(113.0)	(170.4)	(70.0)
Loans payable	61.7	—	—
Net realized (loss) gain on investments	(852.4)	(494.7)	(337.1)
Net change in unrealized (loss) gain on
Real estate properties	685.0	(1,021.3)	(2,782.5)
Real estate joint ventures	210.4	(367.6)	(1,067.0)
Real estate funds	(21.1)	(29.0)	(134.2)
Real estate operating business	10.2	145.4	8.2
Foreign currency exchange on forward contracts	—	—	2.3
Marketable securities	0.1	—	46.9
Loans receivable	76.5	(0.3)	(274.0)
Loans receivable with related parties	—	0.7	(0.7)
Loans payable	13.3	(11.3)	(38.8)
Other unsecured debt	8.3	4.5	(28.5)
Net change in unrealized (loss) gain on investments and debt	982.7	(1,278.9)	(4,268.3)
NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND DEBT	130.3	(1,773.6)	(4,605.4)
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$882.7	$(973.7)	$(3,814.4)
See notes to the audited consolidated financial statements

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(millions)

	Years Ended December 31,
	2025	2024	2023
FROM OPERATIONS
Investment income, net	$752.4	$799.9	$791.0
Net realized (loss) gain on investments	(852.4)	(494.7)	(337.1)
Net change in unrealized (loss) gain on investments and debt	982.7	(1,278.9)	(4,268.3)
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	882.7	(973.7)	(3,814.4)
FROM TRANSACTIONS BY CONTRACT OWNERS AND TIAA
Premiums	2,854.2	2,896.0	2,135.3
Purchase of liquidity units by TIAA	—	293.7	617.6
Annuity payments	(43.3)	(46.8)	(55.3)
Death benefits	(145.6)	(150.6)	(167.5)
Withdrawals	(3,268.3)	(3,150.6)	(4,754.9)
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM TRANSACTIONS BY CONTRACT OWNERS AND TIAA	(603.0)	(158.3)	(2,224.8)
NET (DECREASE) INCREASE IN NET ASSETS	279.7	(1,132.0)	(6,039.2)
NET ASSETS
Beginning of period	22,486.9	23,618.9	29,658.1
End of period	$22,766.6	$22,486.9	$23,618.9

See notes to the audited consolidated financial statements

TIAA REAL ESTATE ACCOUNT
AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions)

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$882.7	$(973.7)	$(3,814.4)
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	852.4	494.7	337.1
Net change in unrealized loss (gain) on investments and debt	(982.7)	1,278.9	4,268.3
Purchase of real estate properties	(1,088.8)	—	(0.3)
Capital improvements on real estate properties	(242.4)	(319.5)	(332.5)
Proceeds from sale of real estate properties	720.3	1,509.0	—
Purchases of other real estate investments	(517.3)	(488.5)	(374.4)
Proceeds from sales of other real estate investments	673.0	340.2	202.2
Purchases and originations of loans receivable	(13.0)	(41.5)	(23.4)
Purchase and originations of loans receivable with related parties	(0.2)	(0.2)	(31.4)
Proceeds from payoffs of loans receivable	136.3	173.2	15.0
Proceeds from payoffs of loans receivable from related parties	27.8	1.0	—
Decrease (increase) in other investments	(293.1)	(1,064.6)	1,894.2
Net change in due from/to investment manager	(12.0)	22.7	(22.9)
Decrease (increase) in other assets	(16.7)	51.2	(18.6)
(Decrease) increase in other liabilities	(28.5)	(45.1)	12.2
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	97.8	937.8	2,111.1
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	576.0	193.0	74.0
Payments on line of credit	(416.0)	(656.0)	(111.0)
Proceeds from other unsecured debt issuances	700.0	—	400.0
Mortgage loan proceeds received	0.4	16.7	414.9
Payments on mortgage loans	(465.3)	(239.0)	(660.9)
Premiums	2,854.2	2,896.0	2,135.3
Purchase of liquidity units by TIAA	—	293.7	617.6
Annuity payments	(43.3)	(46.8)	(55.3)
Death benefits	(145.6)	(150.6)	(167.5)
Withdrawals	(3,268.3)	(3,150.6)	(4,754.9)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(207.9)	(843.6)	(2,107.8)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, CASH HELD BY WHOLLY OWNED PROPERTIES AND RESTRICTED CASH	(110.1)	94.2	3.3
CASH, CASH EQUIVALENTS, CASH HELD BY WHOLLY OWNED PROPERTIES AND RESTRICTED CASH
Beginning of period cash, cash equivalents, cash held by wholly owned properties and restricted cash	323.9	229.7	226.4
Net (decrease) increase in cash, cash equivalents, cash held by wholly owned properties and restricted cash	(110.1)	94.2	3.3
End of period cash, cash equivalents, cash held by wholly owned properties and restricted cash	$213.8	$323.9	$229.7
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$117.8	$156.5	$158.2
SUPPLEMENTAL NON-CASH DISCLOSURES
Property assumed and loans receivable extinguished as part of a deed-in-lieu of foreclosure agreement	$—	$109.9	$27.5
Conversion of term loans to line of credit borrowings	$—	$—	$500.0
Debt extinguishment via real estate disposition	$227.0	$170.0	$—
Debt assumed in acquisition of property	$—	$104.0	$—

Marketable securities purchases pending settlement	$223.6	$—	$—
Loan receivable forgiven or extinguished	$112.9	$—	$—
Debt forgiven in disposition of property	$50.0	$—	$—
Joint venture contribution to payoff related party loan receivable	$—	$31.9	$—
Interest forgiven in disposition of property	$11.7	$—	$—
Capital write-off related to real estate disposition	$7.5	$—	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (millions):

	As of December 31,
	2025	2024	2023
Cash, cash equivalents and cash held by wholly owned properties	$188.2	$274.9	$192.5
Restricted cash(1)	25.6	49.0	37.2
TOTAL CASH, CASH EQUIVALENTS, CASH HELD BY WHOLLY OWNED PROPERTIES AND RESTRICTED CASH	$213.8	$323.9	$229.7
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
Segment Reporting: The Account has identified the Managing Director, Portfolio Management, and Head of TIAA Real Estate Account and Senior Director, Annuities Product Management, as the chief operating decision makers (“CODMs”), who use Investment Income, Net and Net Change in Net Assets Resulting from Operations, as presented in the Consolidated Statements of Operations, to evaluate the results of operations and to manage the Account. The measure of segment assets is reported on the Consolidated Statements of Assets and Liabilities as Total Assets. The Account’s operations constitute a single operating segment and therefore, a single reportable segment, because the CODMs manage the business activities using information of the Account as a whole. The accounting policies used to measure the profit and loss of the segment are the same as those described below. The Account has no major tenants.
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
Property and investment values are affected by, among other things, the availability of capital, occupancy rates, rental rates, and interest and inflation rates. As a result, determining real estate and investment values involves many assumptions. Key inputs and assumptions under the income approach include, but are not limited to, rental income and expense amounts, rental income and expense growth rates, capital expenditures, discount rates, overall capitalization rates and terminal capitalization rates. Key inputs and assumptions under the sales comparison approach include, but are not limited to, price per projected unit. Valuation techniques include income approach discounted cash flow analysis, income approach direct capitalization analysis, sales comparison approach, actual sale negotiations and bona fide purchase offers received from third parties.
Real estate properties owned by the Account are initially valued based on an independent third party appraisal, as reviewed by TIAA’s appraisal unit and as applicable by the Account’s independent fiduciary at the time of the closing of the purchase. Such initial valuation may result in a potential unrealized gain or loss reflecting the difference between an investment’s fair value (i.e., exit price) and its cost basis (which is inclusive of transaction costs).
Subsequently, each property is appraised each quarter by an independent third party appraiser, reviewed by TIAA’s appraisal unit and as applicable the Account’s independent fiduciary. In general, the Account obtains appraisals of its real estate properties spread out throughout the quarter, which is intended to result in appraisal adjustments, and thus, adjustments to the valuations of its holdings (to the extent such adjustments are made) that happen regularly throughout each quarter and not on one specific day or month in each period.
Further, management reserves the right to order an appraisal and/or conduct another valuation outside of the normal quarterly process when facts or circumstances at a specific property change. For example, under certain circumstances a valuation adjustment could be made when the account receives a bona fide bid for the sale of a property held within the Account or one of the Account’s joint ventures. Adjustments may be made for events or circumstances indicating an impairment of a tenant’s ability to pay amounts due to the Account under a lease (including due to a bankruptcy filing of that tenant). Alternatively, adjustments may be made to reflect the execution or renewal of a significant lease. Also, adjustments may be made to reflect factors (such as sales values for comparable properties or local employment rate) bearing uniquely on a particular region in which the Account holds properties. TIAA’s appraisal unit oversees the entire appraisal process, in conjunction with the Account’s independent fiduciary (the independent fiduciary is more fully described in the following paragraph). Any differences in the conclusions of TIAA’s appraisal unit and the independent appraiser will be reviewed by the independent fiduciary, which will make a final determination on the matter (which may include ordering a subsequent independent appraisal).
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
Valuation of Real Estate Operating Businesses—Real estate operating businesses are held at fair value, which is equal to their cost basis on the initial investment date. Subsequently, valuations are completed on a quarterly basis, with a third-party vendor utilized semi-annually and the interim quarters completed by TIAA’s appraisal unit. Valuations are subject to review by the independent fiduciary. Fair value is based on the enterprise value of the business, subject to any preferential distributions that would be required upon liquidation, if applicable. Management reserves the right to order an external valuation outside of the normal quarterly process when facts or circumstances at the business materially change from the latest available valuation. Any differences in the conclusions of TIAA’s appraisal unit and the external vendor will be reviewed by the independent fiduciary, which will make a final determination on the matter (which may include ordering a subsequent additional valuation).
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
Valuation of Loans Receivable (i.e. the Account as a creditor)—Loans receivable are stated at fair value and are initially valued at the face amount of the loan funding. Subsequently, loans receivable are valued at least quarterly by TIAA’s valuation unit based on market factors, such as market interest rates and spreads for comparable loans, the liquidity for loans of similar characteristics, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral) and the credit quality of the counterparty. The independent fiduciary reviews and approves all loan receivable valuation adjustments before such adjustments are recorded by the Account. The Account continues to use the revised value for each loan receivable to calculate the Account’s daily net asset value until the next valuation review.
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
Restricted Cash: The Account held restricted cash in escrow accounts for security deposits, as required by certain states, as well as property taxes, insurance, and various other property related matters as required by certain creditors related to outstanding loans payable collateralized by certain real estate investments. These amounts are recorded within other assets on the Consolidated Statements of Assets and Liabilities. See Note 11—Loans Payable for additional information regarding the Account’s outstanding loans payable.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The primary purpose of the amendments within ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation table and income taxes paid information. The amendments in ASU 2023-09 require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in this ASU 2023-09 require that all entities disclose on an annual basis taxes paid disaggregated by; federal, state, foreign, and jurisdiction (when income taxes paid is equal to or greater than 5 percent of total income taxes paid). The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted. Management adopted this guidance for the annual period ending December 31, 2025. The guidance did not have a material impact to the Consolidated Financial Statements.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270) Narrow Scope Improvements (“ASU 2025-11”). The amendments in ASU 2025-11 provide a comprehensive list of interim disclosures that are required by GAAP. ASU 2025-11 also includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities. Early adoption is permitted. Management is currently assessing the impact this standard will have on our Consolidated Financial Statements as well as the method by which we will adopt the new standard.
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
Pursuant to its existing liquidity guarantee obligation, beginning August 31, 2023 through the year ended December 31, 2025, the TIAA General Account purchased a cumulative total of 1.8 million liquidity units issued by the Account, amounting to $911.3 million. The Account did not experience significant net contract owner outflows, during the year ended December 31, 2025, and the TIAA General Account was not required to purchase any liquidity units. The independent fiduciary, which has the right to adjust the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”), has established the trigger point at 45% of the outstanding accumulation units. As of December 31, 2025, the TIAA General Account owned approximately 3.98% of the outstanding accumulation units of the Account. The independent fiduciary will continue to monitor TIAA's ownership interest in the Account and provide further recommendations as necessary.
Expenses for the services and fees described above are identified as such in the accompanying Consolidated Statements of Operations and are further identified as "Expenses" in Note 14—Financial Highlights.
The Account has loans receivable outstanding with related parties as of December 31, 2025. Two of the loans are with a joint venture partner and the other loans are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies. References to "SOFR" in the table below and elsewhere in these Notes mean the Secured Overnight Financing Rate, a benchmark interest rate based on the U.S. Treasury bond repurchase market for U.S. dollar-denominated instruments. The following table presents the key terms of the loans as of the reporting date (in millions):

		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
Principal						December 31, 2025	December 31, 2024
2025	2024
4.8	4.6	MR MCC 3 Sponsor, LLC(1)	—%	6.00%	12/1/2025	4.8	4.6
36.5	36.5	MRA Hub 34 Holding, LLC	95.00%	2.50% + SOFR	5/26/2026	36.5	36.5
0.5	0.5	MRA 34 LLC	—%	3.75% + SOFR	5/26/2026	0.5	0.5
—	27.7	THP Student Housing, LLC	97.00%	6.10%	6/30/2026	—	27.7
28.5	28.5	TREA SV 355 West 52nd Street	95.00%	5.20%	6/14/2027	28.5	28.5
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						$70.3	$97.8
(1) The loan is currently in default
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
As of December 31, 2025, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry.
The Account’s wholly-owned real estate investments and investments in joint ventures are primarily located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of December 31, 2025:

Diversification by Fair Value(1)
	West(2)	South(3)	East(4)	Midwest(5)	Foreign(6)	Total
Industrial	18.8%	11.3%	3.6%	2.1%	—%	35.8%
Apartments	7.4%	10.2%	8.2%	1.0%	—%	26.8%
Office	4.7%	5.1%	7.0%	0.3%	—%	17.1%
Retail	4.5%	4.8%	2.7%	1.1%	—%	13.1%
Other(7)	2.0%	2.5%	1.7%	0.2%	0.8%	7.2%
Total	37.4%	33.9%	23.2%	4.7%	0.8%	100.0%
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

For the Years Ending December 31,
2026	$584.2
2027	543.6
2028	461.1
2029	388.5
2030	319.7
Thereafter	1,129.0
Total	$3,426.1
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
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (millions):

	As of December 31, 2025	As of December 31, 2024
Assets:
Right-of-use assets, at fair value	$36.6	$37.4
Liabilities:
Ground lease liabilities, at fair value	$36.6	$37.4

Key Terms
Weighted-average remaining lease term (years)	59.8	63.0
Weighted-average discount rate(1)	9.03%	8.56%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.
For the years ended December 31, 2025 and 2024 operating lease costs related to ground leases were $2.5 and $2.4 million, respectively. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (millions):

For the Years Ending December 31,
2026	$2.7
2027	2.7
2028	2.8
2029	2.8
2030	2.9
Thereafter	451.8
Total	$465.7

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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2025
Real estate properties	$—	$—	$15,975.4	$15,975.4
Real estate joint ventures	—	—	5,098.8	5,098.8
Real estate operating business	—	—	1,072.6	1,072.6
Marketable securities:
U.S. government agency notes	—	621.1	—	621.1
U.S. treasury securities	—	899.4	—	899.4
Reverse repurchase agreement	—	208.2	—	208.2
Loans receivable(1)	—	—	690.4	690.4
Loans payable	—	—	(830.3)	(830.3)
Line of credit	—	—	$(160.0)	$(160.0)
Other unsecured debt	—	(1,568.7)	—	(1,568.7)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2024
Real estate properties	$—	$—	$15,607.0	$15,607.0
Real estate joint ventures	—	—	5,381.4	5,381.4
Real estate operating business	—	—	931.8	931.8
Marketable securities:
U.S. government agency notes	—	701.4	—	701.4
U.S. treasury securities	—	510.4	—	510.4
Loans receivable(1)	—	—	877.8	877.8
Loans payable	—	—	(1,585.5)	(1,585.5)
Other unsecured debt	—	(877.0)	—	(877.0)
(1) Includes loans receivable with related parties.

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2025 and 2024 (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the year ended December 31, 2025
Beginning balance January 1, 2025	$15,607.0	$5,381.4	$931.8	$877.8	$22,798.0	$(1,585.5)	$—
Total realized and unrealized (losses) gains included in changes in net assets(1)	(30.3)	115.9	10.2	(36.5)	59.3	75.0	—
Purchases(2)	1,341.8	231.6	130.6	13.2	1,717.2	(0.4)	(576.0)
Sales	(943.1)	—	—	—	(943.1)	—	—
Settlements(4)	—	(630.1)	—	(164.1)	(794.2)	680.6	416.0
Ending balance December 31, 2025	$15,975.4	$5,098.8	$1,072.6	$690.4	$22,837.2	$(830.3)	$(160.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(3)	Total Level 3 Investments	Loans Payable	Line of Credit
For the year ended December 31, 2024
Beginning balance January 1, 2024	$18,020.3	$5,881.2	$685.9	$1,183.7	$25,771.1	$(1,862.5)	$(463.0)
Total realized and unrealized (losses) gains included in changes in net assets(1)	(1,139.0)	(574.5)	145.4	(170.0)	(1,738.1)	(11.3)	—
Purchases(2)	404.7	319.4	100.5	70.2	894.8	(120.7)	(193.0)
Sales	(1,679.0)	—	—	—	(1,679.0)	—	—
Settlements(4)	—	(244.7)	—	(206.1)	(450.8)	409.0	656.0
Ending balance December 31, 2024	$15,607.0	$5,381.4	$931.8	$877.8	$22,798.0	$(1,585.5)	$—
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

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2025.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate	6.8%–11.0% (8.5%)
			Terminal Capitalization Rate	5.5%–10.3% (6.9%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0%–12.5% (6.9%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate	6.5% - 8.1% (7.2%)
			Terminal Capitalization Rate	5.2% - 6.8% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 6.3% (5.2%)
	Residential	Income Approach—Discounted Cash Flow	Discount Rate	6.5% - 9.3% (7.0%)
			Terminal Capitalization Rate	5.0% - 7.8% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.8% - 7.0% (5.0%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate	6.5% - 12.0% (7.4%)
			Terminal Capitalization Rate	5.5% - 9.5% (6.3%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0% - 9.0% (6.0%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate	10.0%
			Terminal Capitalization Rate	8.0%
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.8%
	Land	Sales Comparison Approach	Price per projected unit	$55.00 -$140.00 ($101.00)(2)
Real Estate Operating Business(3)		Income Approach—Discounted Cash Flow	Discount Rate	13.0%
			Terminal Growth Rate	11.4%
		Market Approach	EBITDA Multiple	30.3x
			Terminal EBITDA Multiple	20.0x
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan-to-Value Ratio	55.0% - 73.3% (63.6%)
			Equivalency Rate	6.2% - 9.3% (6.7%)
	Industrial	Discounted Cash Flow	Loan-to-Value Ratio	51.6% - 68.8% (55.9%)
			Equivalency Rate	5.3% - 8.3% (6.0%)
	Residential	Discounted Cash Flow	Loan-to-Value Ratio	58.3% - 61.7% (60.6%)
			Equivalency Rate	7.0% - 8.3% (7.4%)
Loans Payable	Office	Discounted Cash Flow	Loan-to-Value Ratio	42.4% - 80.0% (71.4%)
			Equivalency Rate	5.8% - 6.7% (6.5%)
		Net Present Value	Loan-to-Value Ratio	42.4% - 80.0% (71.4%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1 - 1.9 (1.7)
	Industrial	Discounted Cash Flow	Loan-to-Value Ratio	30.3% - 40.6% (35.1%)
			Equivalency Rate	5.4% - 5.9% (5.6%)
		Net Present Value	Loan-to-Value Ratio	30.3% - 40.6% (35.1%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1 - 1.1 (1.1)
	Residential	Discounted Cash Flow	Loan-to-Value Ratio	44.8% - 72.8% (56.3%)
			Equivalency Rate	4.7% - 6.0% (5.2%)
		Net Present Value	Loan-to-Value Ratio	44.8% - 72.8% (56.3%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2 - 1.5 (1.3)
	Retail	Discounted Cash Flow	Loan-to-Value Ratio	48.7% - 75.4% (53.9%)
			Equivalency Rate	5.5% - 7.3% (6.3%)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
		Net Present Value	Loan-to-Value Ratio	48.7% - 75.4% (53.9%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2 - 1.6 (1.3)

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2024.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)

Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate	6.5%–11.0% (8.5%)
			Terminal Capitalization Rate	5.0%–9.5% (6.9%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0%–13.8% (6.9%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate	6.8% - 8.5% (7.3%)
			Terminal Capitalization Rate	5.3% - 7.0% (5.7%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.3% - 6.5% (5.3%)
	Residential	Income Approach—Discounted Cash Flow	Discount Rate	6.8% - 8.0% (7.0%)
			Terminal Capitalization Rate	5.0% - 6.8% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.5% - 6.5% (5.1%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate	6.8% - 12.0% (7.7%)
			Terminal Capitalization Rate	5.5% - 9.5% (6.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.3% - 9.0% (6.1%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate	10.0%
			Terminal Capitalization Rate	8.3%
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.8%
	Land	Sales Comparison Approach	Price per projected unit	$55.00(2)
Real Estate Operating Business(3)		Income Approach—Discounted Cash Flow	Discount Rate	12.5%
			Terminal Growth Rate	10.8%
		Market Approach	EBITDA Multiple	31.7x
			Terminal EBITDA Multiple	20.0x
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan-to-Value Ratio	52.7% - 78.2% (65.7%)
			Equivalency Rate	8.8% - 32.6% (14.5%)
	Industrial	Discounted Cash Flow	Loan-to-Value Ratio	35.8% - 72.6% (54.3%)
			Equivalency Rate	5.3% - 8.3% (6.4%)
	Residential	Discounted Cash Flow	Loan-to-Value Ratio	69.9% - 72.0% (71.0%)
			Equivalency Rate	7.7% - 9.0% (8.1%)
	Retail & Hospitality	Discounted Cash Flow	Loan-to-Value Ratio	66.9% - 66.9% (66.9%)
			Equivalency Rate	24.0% - 24.0% (24.0%)
Loans Payable	Office	Discounted Cash Flow	Loan-to-Value Ratio	43.2% - 78.4% (69.9%)
			Equivalency Rate	6.0% - 6.5% (6.4%)
		Net Present Value	Loan-to-Value Ratio	43.2% - 78.4% (69.9%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1 - 1.7 (1.4)
	Industrial	Discounted Cash Flow	Loan-to-Value Ratio	30.0% - 40.5% (34.1%)
			Equivalency Rate	6.0% - 6.1% (6.0%)
		Net Present Value	Loan-to-Value Ratio	30.0% - 40.5% (34.1%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.1 - 1.1 (1.1)
	Residential	Discounted Cash Flow	Loan-to-Value Ratio	45.6% - 73.8% (57.7%)
			Equivalency Rate	5.7% - 7.1% (6.4%)
		Net Present Value	Loan-to-Value Ratio	45.6% - 73.8% (57.7%)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2 - 1.4 (1.3)
	Retail	Discounted Cash Flow	Loan-to-Value Ratio	48.5% - 73.1% (54.0%)
			Equivalency Rate	5.7% - 7.2% (5.8%)
		Net Present Value	Loan-to-Value Ratio	48.5% - 73.1% (54.0%)
			Weighted Average Cost of Capital Risk Premium Multiple	1.2 - 1.4 (1.3)
(1) Equivalency Rate is defined as the prevailing market interest rate used to discount the contractual loan payments.
(2) Calculated per Floor Area Ratio and applied to the planned building area that can be constructed on site.
(3) The fair value measurement was additionally based upon information developed by the third-party valuation provider (including recent transactions), corroborated by the Independent Fiduciary for reasonableness. The valuation of the real estate operating business is then determined based on a weighting of the income approach - discounted cash flow, market approach, and recent transactions.
Significant increases (decreases) in any of those inputs in isolation would result in significantly lower (higher) fair value measurements, respectively.
Line of Credit and Other Unsecured Debt: The Account's line of credit and term loans are recorded at par as Management believes par approximates fair value due to the short-term nature of the credit facility.
During the years ended December 31, 2025 and 2024 there were no transfers between Levels 1, 2 or 3.
The amount of total net unrealized (losses) gains included in changes in net assets attributable to the change in net unrealized gains relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(1)	Total Level 3 Investments	Mortgage Loans Payable
For the year ended December 31, 2025	$63.7	$81.0	$10.2	$(39.9)	$115.0	$13.3
For the year ended December 31, 2024	$(992.5)	$(470.2)	$145.4	$(79.0)	$(1,396.3)	$2.5
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At December 31, 2025, the Account held investments in joint ventures with ownership interest percentages that ranged from 2.0% to 98.72%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a predetermined threshold.
A condensed summary of the gross financial position and results of operations of the combined joint ventures is shown below (millions):

	December 31,
	2025	2024
Assets
Real estate properties, at fair value	$12,848.2	$13,013.5
Other assets	735.4	848.2
Total assets	$13,583.6	$13,861.7
Liabilities & Equity
Mortgage notes payable and other obligations, at fair value	$4,840.4	$4,839.0
Other liabilities	340.1	444.5
Total liabilities	$5,180.5	$5,283.5
Total equity	$8,403.1	$8,578.2
Total liabilities and equity	$13,583.6	$13,861.7

	Years ended December 31,
	2025	2024	2023
Operating Revenue and Expenses
Revenues	$1,078.4	$1,179.3	$1,231.4
Expenses	693.8	723.5	739.0
Excess of revenues over expenses	$384.6	$455.8	$492.4
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
No financial support (such as loans or financial guarantees) was provided to the Funds during the year ended December 31, 2025. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are included in the maximum exposure to loss presented below.
The carrying amount and maximum exposure to loss relating to unconsolidated VIEs in which the Company holds a variable interest but is not the primary beneficiary were as follows at December 31, 2025 (in millions):

Fund Name	Carrying Amount	Maximum Exposure to Loss (1)	Liquidity Provisions	Investment Strategy
LCS SHIP Venture I, LLC (90.0% Account Interest)	$46.9	$46.9	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			The fund is currently in liquidation.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Veritas - Trophy VI, LLC (90.4% Account Interest)	$122.0	$122.0	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles metropolitan statistical area ("MSA").
			The Account can sell or transfer its interest in the fund with the consent and approval of the manager.

SP V - II, LLC (61.8% Account Interest)	$87.6	$94.0	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.
			Liquidation estimated to begin no earlier than 2029
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Taconic New York City GP Fund, LP (60.0% Account Interest)	$4.4	$4.4	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City MSA.
			The fund is currently in liquidation
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
Silverpeak NRE FundCo LLC (90.0% Account Interest)	$91.7	$128.8	Redemptions prohibited prior to liquidation.	To invest in alternative real estate investments primarily in major U.S. metropolitan markets.
			Sales have commenced and the Account anticipates liquidation will continue through 2029.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
IDR - Core Property Index Fund, LLC (0.7% Account Interest)	$34.4	$34.4	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.
Townsend Group Value-Add Fund (99.0% Account Interest)	$169.0	$198.7	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the U.S. market.
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

Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)	$10.9	$10.9	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
			Liquidation estimated to begin no earlier than 2026.
			The Account is permitted to sell or transfer its interest in the fund with the consent and approval of the manager.
Silverpeak NRE FundCo 2 LLC (90.0% Account Interest)	$73.4	$124.9	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			Sales have commenced and the Account anticipates liquidation will continue through 2029.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
JCR Capital - REA Preferred Equity Parallel Fund (31.1% Account Interest)	$98.5	$108.4	Redemptions prohibited prior to liquidation.	To invest primarily in multi-family properties.
			Liquidation estimated to begin no earlier than 2026.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion

Silverpeak NRE FundCo 3 LLC (90.0% Account Interest)	$83.5	$114.0	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			Sales have commenced and the account anticipated liquidation will continue through 2029.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
Total	$839.6	$1,004.7
(1) Funds maximum exposure could include cumulative recallable commitments.
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
In January 2025, the Account made an additional capital commitments of $127.2 million, which fulfilled the remaining commitment entered into in 2024. As of December 31, 2025, the Account has fulfilled the remaining commitment entered into in 2024.
The Account’s investment in DataBank at December 31, 2025, represents an ownership stake of 15.9%.

	December 31, 2025		December 31, 2024
Operating Business	Cost	Fair Value	Cost	Fair Value
	(in millions)		(in millions)
DataBank(1)	$621.8	$1,072.6	$491.2	$931.8
(1)The Account invests in DataBank through DigitalBridge Zeus Partners, LP and DigitalBridge Zeus Partners III, LP (collectively, the "Databank" investment).
Note 9—Reverse Repurchase Agreements
The Account periodically enters into reverse repurchase agreements (or "repos") with third parties. Repos are transactions in which the Account purchases securities with a contractual obligation to resell them at a specific date and price, generally overnight or with a short maturity (e.g., one to seven days). The Account enters into these repos pursuant to an existing agreement with State Street Bank & Trust Company (“State Street”) as a part of the liquid, fixed-income investment portion of the Account’s portfolio. The Account’s repo transactions include cash collateral received on securities loaned, certain overdraft credit agreements, and securities purchased under resale agreements. The securities underlying these repo transactions consist primarily of U.S. government and agency securities, which are monitored for market value daily. Under the Account’s existing repurchase agreements, the Account generally has a right to obtain additional collateral or return excess collateral as market values fluctuate and to sell or repledge securities received as collateral. With repos, there is a risk that the counterparty to the transaction fails to pay the agreed upon resale price on the delivery date and the value of the collateral after the costs of disposing the collateral and any delay in foreclosing is less than the repurchase price. As of December 31, 2025, the aggregate fair value of repo securities held by the Account was $208.2 million, which represents less than 0.9% of the Account’s net assets as of December 31, 2025.
Note 10—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s indirect interest in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (in millions):

	December 31, 2025			December 31, 2024
	Principal Outstanding	Fair Value	% of Fair Value	Principal Outstanding	Fair Value	% of Fair Value
Office(1)	$672.7	$394.7	57.2%	$911.5	$518.7	59.1%
Apartments(1)	157.2	154.1	22.3%	185.0	179.7	20.5%
Industrial	136.8	136.9	19.8%	134.3	134.3	15.3%
Retail	44.0	—	—%	44.0	40.5	4.6%
Land	4.7	4.7	0.7%	4.6	4.6	0.5%
	$1,015.4	$690.4	100.0%	$1,279.4	$877.8	100.0%
(1) Includes loans receivable with related parties.
The Account monitors the risk profile of the loan receivable portfolio with the assistance of a third-party rating service that models the loans and assigns risk ratings based on inputs such as loan-to-value ratios, yields, credit quality of the borrowers, property types of the collateral, geographic and local market dynamics, physical condition of the collateral, and the underlying structure of the loans. Ratings for loans are updated monthly. Assigned ratings can range from AAA to C, with an AAA designation representing debt with the lowest level of credit risk and C representing a greater risk of default or principal loss. Loans that are delinquent or in default are generally assigned a D rating unless the value of the collateral asset is estimated to be greater than, or equal to, the outstanding loan balance. Debt in good health is typically reflective of a risk rating in the B range (e.g., BBB, BB, or B), as these ratings reflect borrowers having adequate financial resources to service their financial commitments, or the value of the collateral asset is estimated to be greater than, or equal to, the outstanding loan balance, but also acknowledging that adverse economic conditions, should they occur, would likely impede on a borrowers' ability to pay.
In 2025, the Account extinguished Aspen Lake Office Portfolio and 311 South Wacker after the lender foreclosed the office property.
In 2024, the Account took equity ownership of and began operating three collateral office properties through deed-in-lieu of foreclosure agreements after the borrowers defaulted on the following loans: The Stratum loan receivable, Five Oak mezzanine loan receivable, and Liberty Park mezzanine loan receivable.
The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of December 31, 2025, listed in order of the strength of the risk rating (from strongest to weakest):

	December 31, 2025			December 31, 2024
	Number of Loans	Fair Value	% of Fair Value	Number of Loans	Fair Value	% of Fair Value
A+	1	$127.9	18.5%	—	$—	—%
A	1	39.2	5.7%	—	—	—%
BBB+	—	—	—%	2	199.0	22.7%
BBB	—	—	—%	1	131.5	15.0%
BBB-	2	149.3	21.6%	1	45.3	5.2%
BB	1	99.5	14.4%	1	54.7	6.2%
BB-	1	107.8	15.6%	1	33.1	3.8%
B+	1	33.8	4.9%	—	—	—%
B	1	53.1	7.7%	3	231.6	26.4%
CCC+	—	—	—%	1	17.5	2.0%
CCC	—	—	—%	1	40.5	4.6%
C	1	9.5	1.4%	1	26.7	3.0%
D	5	—	—%	6	—	—%
NR(1)	4	70.3	10.2%	5	97.9	11.1%
	18	$690.4	100.0%	23	$877.8	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of December 31, 2025 and 2024, all loans with NR designations were with related parties. The loans are collateralized by equity interest in real estate investments.

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
The following table represents loans receivable in nonaccrual status as of December 31, 2025 (in millions).

Aging	Number of Loans	Principal Outstanding	Fair Value
Past Due - 90 Days +	7	$311.5	$5.3
Note 11—Loans Payable
At December 31, 2025 and 2024, the Account had outstanding loans payable secured by the following properties (millions):

Property	Interest Rate and Payment Frequency	Principal Amounts Outstanding as of December 31,		Maturity
		2025	2024
1401 H Street NW(1)	7.00% paid monthly	—	115.0	February 5, 2025
Circa Green Lake(2)	3.71% paid monthly	—	52.0	March 5, 2025
Union - South Lake Union(2)	3.66% paid monthly	—	57.0	March 5, 2025
Holly Street Village(2)	3.65% paid monthly	—	81.0	May 1, 2025
Henley at Kingstowne(2)	3.60% paid monthly	—	64.8	May 1, 2025
32 South State Street(3)	4.48% paid monthly	24.0	24.0	June 6, 2025
Project Sonic(4)	2.00% + SOFR paid monthly	94.0	94.0	June 9, 2026
Spring House Innovation Park(2)(4)	1.36% + SOFR paid monthly	—	71.2	July 9, 2026
Reserve at Chino Hills(4)	1.61% + SOFR paid monthly	82.2	82.2	August 9, 2026
Vista Station Office Portfolio(5)	4.20% paid monthly	38.7	39.8	November 1, 2026
Marketplace at Mill Creek	3.82% paid monthly	39.6	39.6	September 11, 2027
Overlook At King Of Prussia	3.82% paid monthly	40.8	40.8	September 11, 2027
Winslow Bay	3.82% paid monthly	25.8	25.8	September 11, 2027
Liberty Park	1.80% + SOFR paid monthly	60.2	59.8	December 9, 2027
1900 K Street, NW(5)	3.93% paid monthly	151.8	155.0	April 1, 2028
One Biscayne(4)	2.45% + SOFR paid monthly	80.0	100.0	September 9, 2028
Ashford Meadows(6)	5.76% paid monthly	64.6	64.6	October 1, 2028
803 Corday(6)	5.76% paid monthly	62.2	62.2	October 1, 2028
Churchill on the Park(6)	5.76% paid monthly	40.5	40.5	October 1, 2028
Carrington Park(6)	5.76% paid monthly	43.8	43.8	October 1, 2028
Five Oak	1.47% + SOFR paid monthly	44.2	44.2	August 9, 2029
99 High Street(1)	7.90% paid monthly	—	277.0	March 1, 2030
Total Principal Outstanding		$892.4	$1,634.3
Fair Value Adjustment(7)		(62.1)	(48.8)
Total Loans Payable		$830.3	$1,585.5
(1)The debt was extinguished as part of the disposition of the collateral property.
(2)The principal amount of the outstanding debt was paid off during the year.
(3)The loan is currently in default.
(4)The loan is collateralized by a mezzanine loan receivable, which is collateralized by the property listed in the above table.

(5)The mortgage is adjusted monthly for principal payments.
(6)The loan is part of a cross-collateralized credit facility.
(7)The fair value adjustment consists of the difference (positive or negative) between the principal amount of the outstanding debt and the fair value of the outstanding debt. See Note 1 - Organization and Significant Accounting Policies.

Principal payment schedule on loans payable as of December 31, 2025 was as follows (in millions):

Amount
2026	$242.3
2027	169.9
2028	436.1
2029	44.1
2030	—
Thereafter	—
Total maturities	$892.4
Note 12—Credit Facility
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
As of December 31, 2025, the Account was in compliance with all covenants required by the Credit Agreement.
The following table provides a summary of the key characteristics of the Credit Agreement as of December 31, 2025:

Current Balance - Line of Credit (in millions)	$160.0
Maximum Capacity (in millions)	$1,285.0
Inception Date	September 16, 2022
Revolving Commitment Termination	September 16, 2026
Extension Option(1)	Yes
ABR Revolving Credit Loans Interest Rate	ABR + Applicable Margin
SOFR Revolving Credit Loans Interest Rate(2)	Adjusted SOFR + Applicable Margin
(1)The Account has one remaining option to extend the Commitment Termination Date for an additional twelve months. The Account may also request additional funding, not to exceed $55.0 million, at any time prior to the Commitment Termination Date; however, this request is subject to approval at the sole discretion of the lenders and is not guaranteed.
(2)The weighted average interest rate for the year ended December 31, 2025 was 5.171%.

Note 13—Senior Notes Payable
In June 2022, the Account entered into a note purchase agreement with certain qualified institutional investors. Under the note purchase agreement, the Account issued $500.0 million of debt securities, in the form of Series A senior note (the "Series A Notes") and Series B senior notes (the "Series B Notes") that mature on June 10, 2029 and 2032, respectively. The Account is obligated to repay the Series A and B Notes at par, plus accrued and unpaid interest to, but not including, the date of repayment. The Series A Notes bear interest at an annual rate of 3.24%, payable semi-annually, and the Series B Notes bear interest at an annual rate of 3.35%, payable semi-annually. The Account may also prepay the Series A and B Notes in whole or in part at any time, or from time to time, at the Account's option at par plus accrued interest to the prepayment date and, if prepaid on or before 90 days prior to the applicable maturity date, a make-whole premium.
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
On October 22, 2025, the Account entered into a note purchase agreement with certain qualified institutional investors. Under the note purchase agreement, the Account issued $700.0 million of debt securities, in the form of $375.0 million Series D senior note (the "Series D Notes") and $325.0 million Series E senior note (the "Series E Notes") that mature on October 22, 2030 and 2032, respectively. The Series D Notes bear interest at an annual rate of 4.89% payable semi-annually, and the Series E Notes bear interest at an annual rate of 5.13% payable semi-annually. The Account may also prepay the Series D and E Notes in whole or in part (in any amount not less than 5% of the aggregate principal amount of the Notes) at any time, from time to time, at the Account's option at par plus accrued interest to the prepayment date and, if redeemed on or before 90 days prior to the applicable maturity date, a make-whole premium.
As of December 31, 2025, the Account was in compliance with all covenants required by the note purchase agreements.
The following table provides a summary of the key characteristics of the outstanding senior notes payable, as of December 31, 2025:

	Principal (in millions)	Interest Rate	Maturity Date
Series A	$300.0	3.24%	June 10, 2029
Series B	$200.0	3.35%	June 10, 2032
Series C	$400.0	5.50%	May 30, 2027
Series D	$375.0	4.89%	October 22, 2030
Series E	$325.0	5.13%	October 22, 2032

Note 14—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	Years ended December 31,
	2025	2024	2023	2022	2021
Per Accumulation Unit Data:
Rental income	$26.577	$28.407	$27.323	$23.751	$22.672
Real estate property level expenses	11.694	13.098	12.858	11.042	10.683
Real estate income, net	14.883	15.309	14.465	12.709	11.989
Other income	6.533	7.209	7.539	6.559	5.474
Total income	21.416	22.518	22.004	19.268	17.463
Interest expense	1.225	1.117	1.339	0.520	0.047
Expense charges(1)	4.217	4.701	4.877	4.601	3.988
Investment income, net	15.974	16.700	15.788	14.147	13.428
Net realized and unrealized (loss) gain on investments and debt	2.341	(36.511)	(91.657)	28.011	64.615
Net (decrease) increase in Accumulation Unit Value	18.315	(19.811)	(75.869)	42.158	78.043
Accumulation Unit Value:
Beginning of period	$461.243	$481.054	$556.923	$514.765	$436.722
End of period	$479.558	$461.243	$481.054	$556.923	$514.765
Total return	3.97%	(4.12)%	(13.62)%	8.19%	17.87%
Ratios to Average Net Assets:
Expense charges(2)	0.88%	0.99%	0.93%	0.89%	0.84%
Investment income, net	3.32%	3.52%	3.00%	2.45%	2.82%
Portfolio turnover rate:
Real estate properties(3)	6.9%	2.7%	1.4%	5.6%	7.6%
Marketable securities(4)	—%	23.6%	21.6%	4.7%	—%
Accumulation Units outstanding at end of period (millions):	46.5	47.8	48.0	52.1	53.4
Net assets end of period (millions)	$22,766.6	$22,486.9	$23,618.9	$29,658.1	$28,072.0
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

Note 15—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	Years ended December 31,
	2025	2024	2023
Outstanding:
Beginning of period	47.8	48.0	52.1
Credited for premiums	6.1	6..3	4.1
Credit for purchases of units by TIAA	—	0.6	1.3
Annuity, other periodic payments, withdrawals and death benefits	(7.4)	(7.1)	(9.5)
End of period	46.5	47.8	48.0
Note 16—Commitments and Contingencies
Commitments—As of December 31, 2025 and 2024, the Account had the following immediately callable commitments, inclusive of recallable distributions, to purchase additional interests in its real estate funds or provide additional funding through its loan receivable investments (in millions):

	Commitment Expiration	December 31, 2025(5)	December 31, 2024

Real Estate Funds(1)
JCR Capital - REA Preferred Equity Parallel Fund	8/2025(2)	9.9	11.5
Silverpeak NRE FundCo LLC	12/2025(2)(3)	37.1	4.3
Silverpeak NRE FundCo 3 LLC	12/2026(3)	30.5	31.9
Townsend Group Value-Add Fund	12/2026(2)	29.7	29.7
Silverpeak NRE FundCo 2 LLC	12/2026(2)(3)	51.5	22.7
SP V - II, LLC	09/2029(2)	6.4	6.4
		$165.1	$106.5
Loans Receivable(4)
The Reserve at Chino Hills	08/2025	—	0.9
735 Watkins Mill	08/2025	—	4.7
MRA Hub 34 Holding, LLC	05/2026	1.5	1.5
Project Sonic Senior Loan	06/2026	—	1.9
Project Sonic Mezzanine	06/2026	—	0.6
One Biscayne Tower Senior Loan	07/2028	30.3	25.1
One Biscayne Tower Mezzanine	07/2028	10.0	8.3
		$41.8	$43.0
Real Estate Operating Business
DataBank	03/2025	$—	$126.0
		$—	$126.0
TOTAL COMMITMENTS		$206.9	$275.5
(1)Additional capital can be called during the commitment period at any time. The commitment period can only be extended by the manger with the consent of the Account. The commitment expiration date is reflective of the most recent signed agreement between the Account and the fund manager, including any side letter agreement.
(2)The commitment and investment terms for this fund have expired; however the remaining unfunded equity relates solely to existing investments where capital is still required. No new investments will be made. The commitment expiration date has been updated to reflect the end of the investment term
(3)Commitment expiration date represents the Recallable Commitment Termination date.
(4)Advances from the Account can be requested during the commitment period at any time. The commitment expiration date is reflective of the most recent signed agreement between the Account and the borrower, including any side letter agreements. Certain loans contain extension clauses on the term of the loan that do not require the Account's prior consent. If elected, the Account's commitment may be extended through the extension term.
(5)Funds commitments could include cumulative recallable commitments.

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
Note 17—Subsequent Events
In preparing these financial statements, the Account has evaluated events and transactions for potential recognition or disclosure subsequent to December 31, 2025, through March 12, 2026, the date the financial statements were available to be issued.
Real Estate Properties and Joint Ventures
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price (1)
Boggs Road(2)	01/27/2026	100.00%	Industrial	Duluth, GA	$27.3
Cedars Road(2)	01/27/2026	100.00%	Industrial	Lawrenceville, GA	24.0
Southside Industrial Bldg 1 and 2(2)	01/27/2026	100.00%	Industrial	Atlanta, GA	24.3
Southside Industrial Bldg 3(2)	01/27/2026	100.00%	Industrial	Atlanta, GA	35.3
Overmeyer Bldg 1 and 2(2)	01/27/2026	100.00%	Industrial	Forest Park, GA	27.2
Progress Center Bldg 1 and 2(2)	01/27/2026	100.00%	Industrial	Lawrenceville, GA	20.7
Lakes Parkway Bldg 1 and 2(2)	01/28/2026	100.00%	Industrial	Lawrenceville, GA	46.3
Laval Boulevard(2)	01/28/2026	100.00%	Industrial	Lawrenceville, GA	43.0
(1)     The net purchase price represents the purchase price and closing costs.
(2)     Properties held within Project Bulldog Portfolio.
Sales

Property Name	Sales Date	Ownership Percentage	Sector	Location	Net Sales Price (1)	Realized (Loss) Gain on Sale(2)
1619 Walnut	01/08/2026	100.00%	Retail	Philadelphia, PA	$5.0	$(19.8)
Fort Point Creative Exchange Portfolio(3)	01/13/2026	100.00%	Office	Boston, MA	55.3	(46.9)
MiMA	01/22/2026	21.00%	Apartment	New York, NY	17.2	(33.9)
Park Creek	02/18/2026	100.00%	Apartment	Forth Worth, TX	49.7	(1.0)
Five Oak	02/24/2026	100.00%	Office	Portland, OR	9.8	(26.5)
(1)     The net sales price represents the sales price, less selling expenses.
(2)    Majority of the realized gain has been previously recognized as unrealized gains in the Account's Consolidated Statements of Operations.
(3)    Partial disposition of portfolio investments (34 Farnsworth, 44 Farnsworth and 332 Congress).

Financings
New Debt

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
Five Oaks(1)	03/02/2026	6.75%	Office	03/06/2031	$71.4
1)     Property held within Four Oaks Place joint venture.
Debt payoff

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
MiMA	01/22/2026	NYS HFA Bonds	Multi-family	11/01/2041	$67.2
Five Oaks(1)	03/02/2026	4.43%	Office	01/01/2026	70.8
TREA SV Littleton - SV MOB Denver(2)	03/05/2026	5.62% + SOFR	Office	03/05/2026	15.9
(1)     Property held within Four Oaks Place joint venture.
(2)     Property held within Seavest MOB Portfolio.
Loans Receivable
Payoff

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
SCG Oakland Portfolio(1)	01/16/2026	4.36% + SOFR	Office - Debt Asset	06/01/2023	$56.0
TREA SV 355 West 52nd Street - Seavest II	02/02/2026	5.20%	Office - Debt Asset	06/01/2029	28.5
Charles River Plaza North	02/25/2026	6.08%	Office - Debt Asset	04/06/2029	100.0
(1)     The collateral property was foreclosed by the senior lender and the Account's mezzanine loan was extinguished.

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES—70.2% and 69.4%

Property Name		Property Type	Fair Value at December 31,
	Location		2025	2024
Riverchase Village	Alabama	Retail	$25.6	$27.0
6615 West Boston Street	Arizona	Industrial	15.0	—
Empire Business Park (KBC)	Arizona	Industrial	26.3	24.6
Riverside 202 Industrial	Arizona	Industrial	49.3	45.1
101 Pacific Coast Highway	California	Office	56.5	62.3
30700 Russell Ranch	California	Office	—	22.7
88 Kearny Street	California	Office	—	71.7
Allure at Camarillo	California	Apartment	69.5	64.9
Almond Avenue	California	Industrial	40.0	39.1
AmpliFi - Fullerton	California	Apartment	145.2	135.0
Campus Marketplace	California	Retail	86.6	—
Centre Pointe And Valley View	California	Industrial	96.0	96.3
Cerritos Industrial Park	California	Industrial	233.7	247.0
Creekside Alta Loma	California	Apartment	—	93.8
Fairfield Tolenas	California	Industrial	75.6	72.1
Frontera Industrial Business Park	California	Industrial	192.0	195.8
Great West Industrial Portfolio	California	Industrial	369.1	413.0
Holly Street Village	California	Apartment	196.1	176.1	(1)
Northern CA RA Industrial Portfolio	California	Industrial	148.1	148.9
Oakmont IE West Portfolio	California	Industrial	213.6	224.0
Ontario Industrial Portfolio	California	Industrial	958.1	1,023.6
Ontario Mills Industrial Portfolio	California	Industrial	118.0	121.5
Otay Mesa Industrial Portfolio	California	Industrial	54.9	62.2
Pacific City	California	Retail	132.3	135.3
Paseo De La Fuente	California	Industrial	32.0	—
Rancho Cucamonga Industrial Portfolio	California	Industrial	145.0	168.1
Rancho del Mar	California	Apartment	115.2	108.1
Regents Court	California	Apartment	129.2	126.0
River Oaks Shopping Center	California	Retail	107.0	—
Southern CA RA Industrial Portfolio	California	Industrial	251.5	260.3
Stella	California	Apartment	—	137.7
Stevenson Point	California	Industrial	104.7	106.0
Terra House	California	Apartment	151.4	145.0
The Legacy at Westwood	California	Apartment	138.1	130.2
Westcreek	California	Apartment	57.3	56.5
West Lake North Business Park	California	Office	—	21.5
Westwood Marketplace	California	Retail	162.0	157.0
1600 Broadway	Colorado	Office	42.5	40.3
Central 64 Portfolio	Colorado	Industrial	43.9	42.8
Wilton Woods Corporate Campus	Connecticut	Office	25.1	24.2
4925 Bulls Bay Highway	Florida	Industrial	21.2	—
5 West	Florida	Apartment	84.8	82.0
62nd Street North	Florida	Industrial	41.3	—
Boca Arbor Club	Florida	Apartment	99.0	92.7

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Property Name		Property Type	Fair Value at December 31,
Property Name	Location	Property Type	2025		2024
Broward Industrial Portfolio	Florida	Industrial	$90.8		$88.4
Casa Palma	Florida	Apartment	119.7		114.0
Fusion 1560	Florida	Apartment	111.3		111.1
Lakepointe at Jacaranda	Florida	Apartment	69.8		69.0
Lofts at SoDo	Florida	Apartment	81.6		81.7
Mercy Star Court	Florida	Industrial	27.0		—
Orion on Orpington	Florida	Apartment	77.3		73.3
Port St. Lucie	Florida	Industrial	176.0		172.0
Publix at Weston Commons	Florida	Retail	76.2		69.8
Seneca Industrial Park	Florida	Industrial	240.5		230.5
Sole at Brandon	Florida	Apartment	100.5		99.8
Sole at City Center	Florida	Apartment	126.6		123.1
The Residences at the Village of Merrick Park	Florida	Apartment	84.8		81.7
Weston Business Center	Florida	Industrial	123.9		121.1
Weston Business Center EF	Florida	Industrial	116.6		111.5
1530 Broadway Avenue	Georgia	Industrial	28.3		—
Ascent at Windward	Georgia	Apartment	89.7		90.5
Atlanta Industrial Portfolio	Georgia	Industrial	82.1		77.2
Biltmore at Midtown	Georgia	Apartment	75.0		73.3
Glen Lake	Georgia	Apartment	69.8		71.6
Heritage Pavilion	Georgia	Retail	54.1		51.3
Hudson Woodstock	Georgia	Apartment	142.3		134.0
Marketplace At Mill Creek	Georgia	Retail	81.3	(1)	81.6	(1)
Shawnee Ridge Industrial Portfolio	Georgia	Industrial	189.1		172.8
101 East Crossroads Parkway	Illinois	Industrial	34.6		—
32 South State Street	Illinois	Retail	19.5	(1)	25.0	(1)
803 Corday	Illinois	Apartment	125.0	(1)	116.2	(1)
Algonquin Commons	Illinois	Retail	100.3		—
Chicago CalEast Industrial Portfolio	Illinois	Industrial	116.2		113.3
Chicago Industrial Portfolio	Illinois	Industrial	50.6		46.4
Monee Development	Illinois	Industrial	—		67.2
Uptown La Grange	Illinois	Apartment	89.1		—
Village Crossing	Illinois	Retail	122.5		129.1
Hendricks Gateway	Indiana	Industrial	98.2		95.8
Cherry Knoll	Maryland	Apartment	76.2		73.1
Landover Logistics Center	Maryland	Industrial	87.3		80.0
The Shops at Wisconsin Place	Maryland	Retail	55.6		62.6
350 Washington	Massachusetts	Retail	89.7		110.0
99 High Street	Massachusetts	Office	—		278.4	(1)
Fort Point Creative Exchange Portfolio	Massachusetts	Office	88.7		97.4
Northeast RA Industrial Portfolio	Massachusetts	Industrial	83.4		82.8
One Beeman Road	Massachusetts	Industrial	54.4		49.5
Orchards	Massachusetts	Apartment	53.9		53.2
The 266 Framingham	Massachusetts	Apartment	113.1		—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Property Name		Property Type	Fair Value at December 31,
Property Name	Location	Property Type	2025		2024
Minneapolis Core Portfolio	Minnesota	Industrial	$134.2		$134.7
The Bridges	Minnesota	Apartment	—		35.0
The Knoll	Minnesota	Apartment	—		22.5
Reno Industrial Portfolio	Nevada	Industrial	92.4		—
10 New Maple Avenue	New Jersey	Industrial	55.9		54.9
200 Milik Street	New Jersey	Industrial	82.2		71.0
Marketfair	New Jersey	Retail	87.0		82.9
Somerset Logistics Center	New Jersey	Land	28.7		—
South River Road Industrial	New Jersey	Industrial	235.1		238.8
21 Penn Plaza	New York	Office	178.4		154.3
837 Washington Street	New York	Office	81.3		95.0
The Colorado	New York	Apartment	256.4		260.2
Alexander Place	North Carolina	Retail	45.3		40.9
Centric Gateway	North Carolina	Apartment	78.2		79.9
Knightdale Gateway	North Carolina	Industrial	102.7		—
Winslow Bay Commons	North Carolina	Retail	61.2	(1)	52.5	(1)
Five Oak	Oregon	Office	19.0	(1)	30.8	(1)
Sixth & Main	Oregon	Office	32.0		35.3
The Cordelia	Oregon	Apartment	29.9		27.3
1619 Walnut Street	Pennsylvania	Retail	5.3		7.4
Overlook At King Of Prussia	Pennsylvania	Retail	54.1	(1)	55.8	(1)
Greene Crossing	South Carolina	Apartment	87.7		84.6
12 South	Tennessee	Apartment	43.2		40.3
Midway 840	Tennessee	Industrial	77.1		70.7
Southside at McEwen	Tennessee	Retail	55.6		51.3
Town and Country	Tennessee	Retail	30.0		33.2
3131 McKinney	Texas	Office	40.4		35.0
Carrington Park	Texas	Apartment	94.3	(1)	92.9	(1)
Chisolm Trail	Texas	Industrial	—		8.2
Churchill on the Park	Texas	Apartment	88.7	(1)	88.2	(1)
Cliffs at Barton Creek	Texas	Apartment	49.7		52.4
Dallas Industrial Portfolio	Texas	Industrial	508.5		474.5
Hillside Village	Texas	Retail	100.0		—
Jackson Shaw Forward Portfolio: 46 Ranch	Texas	Industrial	83.9		83.8
Jackson Shaw Forward Portfolio: Centerpoint	Texas	Industrial	42.5		41.7
Jackson Shaw Forward Portfolio: Parc 20	Texas	Industrial	25.5		24.3
Lincoln Centre - Hilton Dallas	Texas	Hotel	96.0		92.7
Lincoln Centre	Texas	Office	603.9		453.5
Montecito Apartments	Texas	Apartment	—		41.4
Northwest Houston Industrial Portfolio	Texas	Industrial	111.1		103.6
Park 10 Distribution Center	Texas	Industrial	17.3		16.7
Park Creek Apartments	Texas	Apartment	50.0		51.4
Phoenician Apartments	Texas	Apartment	—		49.5
Pinnacle Industrial Portfolio	Texas	Industrial	129.0		117.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Property Name		Property Type	Fair Value at December 31,
Property Name	Location	Property Type	2025		2024
Pinto Business Park	Texas	Industrial	$196.2		$182.5
San Montego Apartments	Texas	Apartment	72.2		66.3
The District on La Frontera	Texas	Apartment	89.2		101.1
The Maroneal	Texas	Apartment	69.7		65.6
The Stratum	Texas	Office	31.9		31.5
Salt Lake Light Industrial Portfolio	Utah	Industrial	36.7		—
Vista Station Office Portfolio	Utah	Office	45.5	(1)	43.7	(1)
8270 Greensboro Drive	Virginia	Office	40.5		33.3
Ashford Meadows Apartments	Virginia	Apartment	144.4	(1)	130.1	(1)
Creeks At Virginia Center	Virginia	Retail	56.9		50.6
Henley at Kingstowne	Virginia	Apartment	119.3		119.2	(1)
Liberty Park	Virginia	Office	38.9	(1)	43.6	(1)
Plaza America	Virginia	Retail	78.6		78.5
The Ellipse at Ballston	Virginia	Office	—		20.6
The Palatine	Virginia	Apartment	145.4		138.2
4417 192nd Street East	Washington	Industrial	45.7		—
4620 B Street Northwest	Washington	Industrial	14.0		—
Circa Green Lake	Washington	Apartment	97.0		90.6	(1)
Northwest RA Industrial Portfolio	Washington	Industrial	71.6		69.4
Pacific Coast Corporate Park	Washington	Industrial	87.8		86.7
Prescott Wallingford Apartments	Washington	Apartment	73.2		68.8
Rainier Corporate Park	Washington	Industrial	242.3		222.4
Regal Logistics Campus	Washington	Industrial	197.0		191.0
Union - South Lake Union	Washington	Apartment	115.5		107.0	(1)
1001 Pennsylvania Avenue	Washington, D.C.	Office	450.1		472.2
1401 H Street, NW	Washington, D.C.	Office	—		126.6	(1)
1900 K Street, NW	Washington, D.C.	Office	190.1	(1)	201.7	(1)
Mass Court	Washington, D.C.	Apartment	135.2		142.0
The Ashton	Washington, D.C.	Apartment	25.3		24.9
The Louis	Washington, D.C.	Apartment	126.2		133.1
(Cost $12,973.4 and $13,290.0)			$15,975.4		$15,607.0

REAL ESTATE JOINT VENTURES—22.4% and 23.9%

Entity/Property Name	Account Interest		Property Type	Fair Value at December 31,
		Location		2025		2024
TREA Cave Creek Investor Member LLC Lennar MFPV Cave Creek	90.00%	Arizona	Apartment	$31.7	(2)	$27.5	(2)
TREA Campus Pointe, LLC Campus Pointe	43.44%	California	Office	591.0		563.4	(10)
Colorado Center LP Colorado Center	2.00%	California	Office	6.2	(2)	5.6	(2)
TREA The Forum at Carlsbad Investor Member The Forum at Carlsbad	50.00%	California	Retail	38.7	(2)	39.6	(2)
TREA Florida Retail, LLC Florida Retail Portfolio	80.00%	Florida	Retail	149.9		127.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Entity/Property Name	Account Interest		Property Type	Fair Value at December 31,
Entity/Property Name	Account Interest	Location	Property Type	2025		2024
TIAA Florida Mall, LLC The Florida Mall	50.00%	Florida	Retail	$248.7	(2)	$265.5	(2)
TREA European Investment Holdco LP Castleforbes	51.00%	Foreign	Land	51.6	(2,4)	2.8	(2,4)
TREA European Investment Holdco LP Present Made	95.00%	Foreign	Land	115.0	(2,4)	61.0	(2,4)
TREA Conyers Investor Member LLC Lennar MFPV Emblem at Conyers	90.00%	Georgia	Apartment	18.2	(2)	18.7	(2)
TREA MCC3 Investor Member LLC 735 Watkins Mill	80.00%	Maryland	Office	36.5		34.0
T-C Wisconsin Place Owner, LLC The Shops at Wisconsin Place	33.33%	Maryland	Retail	17.1		16.9
T-C 501 Boylston Street Member, LLC 501 Boylston	50.10%	Massachusetts	Office	—		2.2	(3)
One Boston Place REIT One Boston Place	50.25%	Massachusetts	Office	156.5		157.1
TREA Fashion Show Investor Member, LLC Fashion Show Mall	50.00%	Nevada	Retail	414.8	(2)	380.8	(2)
T-C 401 West 14th Street Member, LLC 401 West 14th Street	42.19%	New York	Retail	28.3	(2)	28.6	(2)
TREA 440 Ninth Avenue Investor Member, LLC 440 Ninth Avenue	88.52%	New York	Office	1.7	(3)	3.4	(2)
TREA 817 Broadway Investor Member, LLC 817 Broadway	31.34%	New York	Office	(1.1)	(2)	0.1	(2)
MIMA Investor Member, LLC MiMA	21.00%	New York	Apartment	46.6	(2)	40.2	(2)
TREA Hub Investor Member, LLC The Hub	95.00%	New York	Industrial	67.3	(2)	63.1	(2)
TREA SV MOB Investor Member II LLC 355 West 52nd St	95.00%	New York	Office	18.9		13.1
TREA 101 North Tryon Investor Member, LLC 101 North Tryon Street	85.00%	North Carolina	Office	22.8	(2)	30.9	(2)
TREA Carson Station Investor Member LLC Carson South End Co-GP Development	75.00%	North Carolina	Land	23.6		20.4
TREA Birkdale Village Investor Member, LLC Birkdale Village	93.00%	North Carolina	Retail	3.8	(3)	225.8
TREA The Row at the Stadium Investor Member The Row at the Stadium	98.50%	South Carolina	Apartment	75.3		69.3
TREA Cane Bay Investor Member LLC Lennar MFPV Cane Bay Phase I	90.00%	South Carolina	Apartment	30.8	(2)	18.9	(2)
TIAA West Town Mall, LLC West Town Mall	50.00%	Tennessee	Retail	182.5		177.9
Four Oaks Venture LP Four Oaks Place	51.00%	Texas	Office	305.9	(2)	296.9	(2)
TREA I-35 Logistics Investor Member, LLC I-35 Logistics Center	95.00%	Texas	Industrial	—		0.7	(3)
TREA Baytown 10 CC Investor Member LLC Archway Baytown Development	95.00%	Texas	Industrial	49.1		50.1
TREA Juniper Investor Member, LLC Juniper MOB Portfolio	50.00%	Various	Office	188.5	(5)	185.5	(5)
TREA SV MOB Investor Member LLC Seavest MOB Portfolio	98.72%	Various	Office	312.4	(2,5)	241.5	(2,5)
TREA Sun Investor Member, LLC Sun SYNC Venture	95.00%	Various	Apartment	83.2	(2,5)	91.5	(2,5)
TREA SH Venture LLC Simpson Housing Portfolio	80.00%	Various	Apartment	544.6	(2,5)	600.7	(2,5)

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Entity/Property Name	Account Interest		Property Type	Fair Value at December 31,
Entity/Property Name	Account Interest	Location	Property Type	2025		2024
TREA Student Housing JV Investor Member, LLC THP Student Housing Portfolio	97.00%	Various	Apartment	$32.2	(2,5)	$322.4	(2,5)
Storage Portfolio I, LLC Storage Portfolio	66.02%	Various	Storage	204.2	(2,5)	204.8	(2,5)
TREA Self Storage Investor Member, LLC Storage Portfolio II	90.00%	Various	Storage	345.7	(2,5)	354.1	(2,5)
TREA Self Storage Investor Member III, LLC Storage Portfolio III	90.00%	Various	Storage	79.4	(5)	75.0	(5)
TREA Self Storage Investor Member IV LLC Storage Portfolio IV	90.00%	Various	Storage	500.1	(5)	490.0	(5)
TREA Self Storage Investor Member V LLC Storage Portfolio V	90.00%	Various	Storage	77.1	(5)	73.6	(5)
TOTAL REAL ESTATE JOINT VENTURES (Cost $5,115.5 and $5,556.8)				$5,098.8		$5,381.4

REAL ESTATE FUNDS—3.7% and 3.3%

		Fair Value at December 31,
Fund Name	Account Interest	2025	2024
Flagler-REA Healthcare Properties Partnership	90.00%	$17.3	$15.8
Grubb Southeast Real Estate Fund VI, LLC	66.67%	10.9	6.5
IDR - Core Property Index Fund, LLC	0.70%	34.4	34.4
JCR Capital - REA Preferred Equity Parallel Fund	31.14%	98.5	96.5
LCS SHIP Venture I, LLC	90.00%	46.9	47.3
Silverpeak NRE FundCo II, LLC	90.00%	73.4	60.9
Silverpeak NRE FundCo LLC	90.00%	91.7	65.9
Silverpeak NRE REA FundCo III (LP)	90.00%	83.5	74.4
SP V - II, LLC	61.78%	87.6	83.5
Taconic New York City GP Fund	60.00%	4.4	13.5
Townsend Group Value-Add Fund	99.00%	169.0	206.1
Veritas Trophy VI, LLC	90.40%	122.0	35.5
TOTAL REAL ESTATE FUNDS (Cost $918.3 and $798.0)		$839.6	$740.3

REAL ESTATE OPERATING BUSINESS—4.7% and 4.1%
		Fair Value at December 31,
Operating Business	Account Interest	2025	2024
DataBank(9)	15.90%	$1,072.6	$931.8
TOTAL REAL ESTATE OPERATING BUSINESS (Cost $621.8 and $491.2)		$1,072.6	$931.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

OTHER MARKETABLE SECURITIES—7.5% and 5.4%
U.S. GOVERNMENT AGENCY NOTES—2.7% and 3.1%

Principal		Issuer	Yield(6)	Maturity Date	Fair Value at December 31,
2025	2024				2025	2024
$67.0	$—	Federal Home Loan Bank Discount Notes	3.860%	1/2/2026	$67.0	$—
30.0	—	Federal Home Loan Bank Discount Notes	4.243%%-4.253%	1/6/2026	30.0	—
0.1	—	Fannie Mae Discount Notes	3.650%	1/7/2026	0.1	—
1.8	—	Federal Home Loan Bank Discount Notes	3.910%	1/7/2026	1.8	—
15.0	—	Freddie Mac Discount Notes	3.730%	1/12/2026	15.0	—
5.0	—	Federal Home Loan Bank Discount Notes	4.150%	1/20/2026	5.0	—
3.3	—	Freddie Mac Discount Notes	3.660%	1/20/2026	3.3	—
17.5	—	Federal Home Loan Bank Discount Notes	3.880%	1/21/2026	17.5	—
7.0	—	Tennessee Valley Authority Discount Notes	3.680%	1/21/2026	7.0	—
46.0	—	Federal Home Loan Bank Discount Notes	3.729%-3.852%	1/23/2026	46.0	—
2.0	—	Federal Home Loan Bank Discount Notes	3.890%	1/30/2026	2.0	—
19.8	—	Federal Home Loan Bank Discount Notes	3.755%-3.912%	2/4/2026	19.8	—
20.1	—	Federal Home Loan Bank Discount Notes	3.890%	2/9/2026	20.1	—
5.0	—	Federal Home Loan Bank Discount Notes	3.887%	2/11/2026	5.0	—
71.3	—	Federal Home Loan Bank Discount Notes	3.649%-3.671%	2/13/2026	71.3	—
80.3	—	Federal Home Loan Bank Discount Notes	3.664%-3.833%	2/20/2026	80.3	—
22.9	—	Federal Home Loan Bank Discount Notes	3.888%-3.889%	2/27/2026	22.9	—
13.7	—	Federal Home Loan Bank Discount Notes	3.642%-3.719%	3/4/2026	13.7	—
74.0	—	Federal Home Loan Bank Discount Notes	3.660%	3/20/2026	74.0	—
24.8	—	Federal Home Loan Bank Discount Notes	3.670%	3/27/2026	24.8	—
40.0	—	Federal Home Loan Bank Discount Notes	3.648%-3.657%	4/17/2026	40.0	—
3.0	—	Federal Home Loan Bank Discount Notes	3.670%	4/22/2026	3.0	—
24.7	—	Federal Home Loan Bank Discount Notes	3.650%	5/11/2026	24.7	—
24.6	—	Farmer Mac Discount Notes	3.650%	5/21/2026	24.7	—
2.1	—	Federal Home Loan Bank Discount Notes	3.630%	6/12/2026	2.1	—
—	78.7	Federal Home Loan Bank Discount Notes	4.158%-4.686%	1/2/2025	—	78.7
—	53.6	Federal Home Loan Bank Discount Notes	4.290%-4.642%	1/3/2025	—	53.5
—	6.0	Federal Home Loan Bank Discount Notes	4.240%	1/6/2025	—	6.0
—	106.0	Federal Home Loan Bank Discount Notes	4.586%-4.667%	1/8/2025	—	106.0
—	42.2	Tennessee Valley Authority Discount Notes	4.293%-4.371%	1/8/2025	—	42.2
—	17.1	Federal Home Loan Bank Discount Notes	4.336%-4.654%	1/10/2025	—	17.1
—	1.1	Federal Home Loan Bank Discount Notes	4.260%	1/13/2025	—	1.1
—	23.5	Federal Home Loan Bank Discount Notes	4.319%-4.651%	1/15/2025	—	23.5
—	25.8	Tennessee Valley Authority Discount Notes	4.374%-4.403%	1/15/2025	—	25.8
—	22.4	Freddie Mac Discount Notes	4.330%	1/16/2025	—	22.4
—	2.0	Farmer Mac Discount Notes	4.320%	1/17/2025	—	2.0
—	39.2	Federal Home Loan Bank Discount Notes	4.297%-4.654%	1/17/2025	—	39.2
—	0.6	Fannie Mae Discount Notes	4.300%	1/21/2025	—	0.6
—	84.8	Tennessee Valley Authority Discount Notes	4.355%-4.407%	1/22/2025	—	84.8
—	0.8	Federal Home Loan Bank Discount Notes	4.400%	1/23/2025	—	0.8

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

Principal		Issuer	Yield(6)	Maturity Date	Fair Value at December 31,
2025	2024	Issuer	Yield(6)	Maturity Date	2025	2024
$—	$26.0	Federal Home Loan Bank Discount Notes	4.371%-4.646%	1/27/2025	$—	$26.0
—	1.1	Federal Home Loan Bank Discount Notes	4.330%	1/28/2025	—	1.1
—	29.9	Federal Farm Credit Discount Notes	4.410%	1/31/2025	—	29.9
—	0.1	Federal Home Loan Bank Discount Notes	4.530%	2/11/2025	—	0.1
—	49.7	Farmer Mac Discount Notes	4.360%	2/27/2025	—	49.7
—	39.7	Farmer Mac Discount Notes	4.370%	3/12/2025	—	39.7
—	1.7	Federal Home Loan Bank Discount Notes	4.370%	3/12/2025	—	1.7
—	49.5	Federal Home Loan Bank Discount Notes	4.350%	3/21/2025	—	49.5
TOTAL U.S. GOVERNMENT AGENCY NOTES (Cost $621.0 and $701.5)					$621.1	$701.4
UNITED STATES TREASURY SECURITIES—3.9% and 2.3%

Principal		Issuer	Yield(6)	Maturity Date	Fair Value at December 31,
2025	2024				2025	2024
$31.9	$—	United States Treasury Bills	3.922%-3.923%	1/2/2026	$31.9	$—
329.8	—	United States Treasury Bills	3.710%-3.891%	1/6/2026	329.9	—
25.0	—	United States Treasury Bills	3.910%	1/8/2026	25.0	—
49.9	—	United States Treasury Bills	3.914%-3.927%	1/13/2026	49.9	—
14.2	—	United States Treasury Bills	3.708%-3.871%	1/22/2026	14.2	—
49.9	—	United States Treasury Bills	3.690%	1/29/2026	49.9	—
73.2	—	United States Treasury Bills	3.650%-3.691%	2/3/2026	73.1	—
26.3	—	United States Treasury Bills	3.640%	2/5/2026	26.3	—
24.9	—	United States Treasury Bills	—%	2/12/2026	24.9	—
49.8	—	United States Treasury Bills	3.650%	2/17/2026	49.8	—
99.4	—	United States Treasury Bills	3.650%	3/3/2026	99.4	—
26.3	—	United States Treasury Bills	3.598%-3.852%	3/24/2026	26.3	—
49.4	—	United States Treasury Bills	3.647%	4/28/2026	49.4	—
49.4	—	United States Treasury Bills	3.630%	5/5/2026	49.4	—
—	100.0	United States Treasury Bills	4.566%-4.594%	1/2/2025	—	100.0
—	88.3	United States Treasury Bills	4.240%	1/14/2025	—	88.4
—	97.8	United States Treasury Bills	4.270%	1/16/2025	—	97.9
—	24.9	United States Treasury Bills	4.580%	1/23/2025	—	24.9
—	49.8	United States Treasury Bills	4.324%-4.351%	1/30/2025	—	49.8
—	49.8	United States Treasury Bills	4.581%	2/4/2025	—	49.8
—	99.6	United States Treasury Bills	4.350%	2/6/2025	—	99.6
TOTAL UNITED STATES TREASURY SECURITIES (Cost $899.4 and $510.2)					$899.4	$510.4
SHORT TERM - REPURCHASE AGREEMENT—0.9% and —%

Principal		Issuer	Yield(6)	Maturity Date	Fair Value at December 31,
2025	2024				2025	2024
$208.2	$—	Repurchase Agreement	3.82%	1/2/2026	$208.2	$—
TOTAL SHORT TERM - REPURCHASE AGREEMENT (Cost $208.2 and $—)					$208.2	$—

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

LOANS RECEIVABLE—2.7% and 3.5%

Principal					Maturity Date	Fair Value at December 31,
2025	2024	Borrower	Property Type	Interest Rate(7)		2025		2024
$—	$92.9	311 South Wacker Mezzanine	Office	4.81% + SOFR	3/7/2023	$—		$—	(8)
56.0	56.0	SCG Oakland Portfolio	Office	4.36% + SOFR	6/1/2023	—	(8)	—	(8)
60.0	60.0	River North Point Junior Mezzanine	Office	4.41% + SOFR	7/9/2023	—	(8)	—	(8)
44.0	44.0	SoNo Collection Mezzanine	Retail	6.75% + SOFR	8/6/2025	—	(8)	40.5
136.8	134.3	Project Sonic Mezzanine & Senior Loan	Industrial	2.75% + SOFR	6/9/2026	136.9		134.3
—	117.7	Spring House Innovation Park	Office	3.26% + SOFR	6/9/2026	—		114.1
52.2	47.8	1330 Broadway Mezzanine	Office	5.02% + SOFR	6/10/2026	—	(8)	—
108.0	107.1	Reserve at Chino Hills	Apartment	2.51% + SOFR	8/9/2026	107.8		106.6
77.7	77.6	San Diego Office Portfolio Mezzanine & Senior Loan	Office	2.45% + SOFR	8/9/2026	62.5		72.2
—	20.0	Aspen Lake Office Portfolio Mezzanine	Office	8.250%	3/6/2028	—		—
94.1	94.2	Merritt on the River Office Portfolio Mezzanine	Office	8.000%	8/1/2028	—		—
167.2	179.8	One Biscayne Tower Mezzanine & Senior Loan	Office	2.75% + SOFR	9/9/2028	167.2		169.2
100.0	100.0	Charles River Plaza North Mezzanine	Office	6.080%	4/6/2029	99.5		97.8
49.1	50.2	Sol y Luna Mezzanine	Apartment	6.550%	1/6/2030	46.2		45.3
TOTAL LOANS RECEIVABLE (Cost $945.1 and $1,181.6)						$620.1		$780.0

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

LOANS RECEIVABLE WITH RELATED PARTIES—0.3% and 0.4%

Principal					Maturity Date	Fair Value at December 31,
2025	2024	Borrower	Property Type	Interest Rate(7)		2025		2024
$4.8	$4.6	MR MCC 3 Sponsor, LLC	Office	6.00%	12/1/2025	$4.8	(8)	$4.6
0.5	0.5	MRA 34, LLC	Office	3.75% + SOFR	5/26/2026	0.5		0.5
36.5	36.5	MRA Hub 34 Holding, LLC	Office	2.50% + SOFR	5/26/2026	36.5		36.5
—	27.7	THP Student Housing, LLC	Apartment	6.10%	6/30/2026	—		27.7
28.5	28.5	TREA SV 355 West 52nd Street	Apartment	5.20%	6/1/2029	28.5		28.5
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES (Cost $70.3 and $97.8)						$70.3		$97.8
TOTAL INVESTMENTS (Cost $22,373.0 and $22,627.1)						$25,405.5		$24,750.1
(1)The investment has a loan payable outstanding, as indicated in Note 11 - Loans Payable.
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
(10)This value represents the consolidated value of five Campus Pointe investments that were listed separately in the December 31, 2024 10-K

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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act, under the supervision and with the participation of our PEO and PFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon management’s review, the PEO and the PFO concluded with reasonable assurance that the registrant’s disclosure controls and procedures were effective as of December 31, 2025.
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
Management has made a comprehensive review, evaluation, and assessment of the Account’s internal control over financial reporting as of December 31, 2025. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management has concluded that as of December 31, 2025, the Account’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENTS INSPECTION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
The TIAA Real Estate Account has no officers or directors. Rather, TIAA officers, under the direction and control of the Board, manage the investment of the Account's assets, following investment management procedures that TIAA has adopted for the Account. The Trustees and certain executive officers of TIAA as of March 1, 2026, their years of birth ("YOB") and their principal occupations during at least the past five years, are as follows:
Trustees
James R. Chambers (Chairman of the TIAA Board of Trustees), YOB: 1957
Director, President and Chief Executive Officer (2013 to 2016), and Special Advisor, Board (2016), Weight Watchers International, Inc. Chairman (2018 to 2022), Director (2012 to 2025), Big Lots, Inc. Finance and Investment Committee Member (2021 to present), Atlantic Health Systems. Strategic Advisor to the Board, Ocean Spray (2022 to present).
Priya Abani, YOB: 1975
President, Chief Executive Officer and Director, Alive Cor Inc. (2019 to present). General Manager, Alexa Voice Service team, Amazon, Inc. (2016 to 2019). Director, Jacobs Engineering Group, Inc. (2021 to present).
Samuel R. Bright, YOB: 1984
Vice President and General Manager of Google Play + Developer Ecosystem, Google (2023 to present). Chief Product and Experience Officer, Upwork (2020 to 2022). Vice President, General Manager – Verticals (2019 to 2020); Vice President, Soft Goods (2018 to 2019); Senior Director, Art & Collectibles (2016 to 2018); and a series of other M&A and Strategic Partnership roles (2012 to 2016), eBay. President and Board Member of certain Upwork subsidiaries (2021 to 2022). Advisory Council Member, Smithsonian National Postal Museum (2019 to 2023). Board Member, Benetech (2016 to 2021). Manager, Formosa Miaoli LLC (2025 to present).
Jason E. Brown, YOB: 1978
CEO, MRO Corp. (2022 to present). CEO, Discovery Health Partners (2018 to 2022). President, Evolent Health (2014 to 2018). Board Member, YMCA Chicago (2019 to present).
Jeffrey R. Brown, YOB: 1968
Larry Gies Family Endowed and Professor of Business, Dean Emeritus (2024 to present), Josef and Margot Lakonishok Professor of Business (2015-2024), Gies College of Business at the University of Illinois at Urbana-Champaign. Advisory Board Member, StoicLane (2025 to present). Board Member, Brown Eagle Investments, LLC (2018 to present). Board Member, Illinois Ventures, LLC (2022 to present). Chair (2019 to 2024) and Board Member (2016 to 2024), Illinois Global Gateway, LLC. Board Member, University of Illinois Research Park (2019 to 2024). Board Member (2020 to present), Executive Vice Chair (2022), and President (2023 to 2024), Prairielands Council, Scouting BSA. Academic Engagement Network (2018 to present), Tax Policy Center (2013 to present), and Aspen Institute Leadership Forum on Retirement Savings (2020 to present).
Ángel Cabrera, YOB: 1967
President, Georgia Institute of Technology (2019 to present). President, George Mason University (2012 to 2019). President, Thunderbird School of Global Management, Arizona State University (2004 to 2012). Dean, IE Business School in Madrid (1998 to 2004). Trustee, Georgia Tech Foundation, Inc. (2019 to present). Chair, Georgia Tech Athletic Association (2019 to present). Director, National Geographic Society (2017 to present). Member, Harvard College Visiting Committee (2021 to present). Trustee, Atlanta Committee for Progress (2019 to present). Director, Metro Atlanta Chamber of Commerce (2019 to present). Trustee, Bankinter Foundation for Innovation (2012 to present). Board Member, Association of American Universities (2024 to present).
Michael R. Fanning, YOB: 1963
CEO, Advisor360 (2023 to present). Head of US Insurance and Wealth Management, MassMutual (2017 to 2023). CEO, MassMutual Ascend (2022 to 2023). Director, MassChallenge (2023 to present). Director, Axcelus Financial (2023- present).
Lisa W. Hess, YOB: 1955
President and Managing Partner, SkyTop Capital (2010 to 2020). Director, Radian Group, Inc. (2011 to 2025). Director, TIAA, FSB (a wholly owned subsidiary of TIAA) (2015 to 2023). Trustee, John Simon Guggenheim Memorial Foundation (2023 to present). Trustee, New York Society Library (2023 to present). Director, Oak Spring Garden Foundation (2024 to present). Trustee, American Friends of the British Museum (2025 to present).

Edward M. Hundert, M.D., YOB: 1956
Associate Director of the Centre for Bioethics (2014 to present), Senior Lecturer in Global Health and Social Medicine (2023 to present), Senior Philanthropic Advisor for Alumni Affairs and Development (2023 to present), Dean for Medical Education (2014 to 2023), and Daniel D. Federman, M.D. Distinguished Professor in Residence of Global Health and Social Medicine and Medical Education (2014 to 2024), Harvard University Medical School. Faculty member, Massachusetts General Hospital Center for Law, Brain and Behavior (2011 to 2023). Senior Advisor, Huron Consulting Group (2023 to present). Trustee, 109-115 Sewall Avenue Condominium Trust (2025 to present)..
Gina L. Loften, YOB: 1965
Chief Technology Officer for the US at Microsoft Corporation (2019 to 2021). Chief Technology Officer for IBM North American Consulting Services (2018 to 2019). Chief Innovation Officer for IBM (2015 to 2018). Director, TTEC (2021 to present). Director, Thoughtworks (2021 to present). Director, Foursquare (2021 to present). Director, Modernizing Medicine (2021 to 2025). Director, Interwell Health (2022 to 2025). Director (2021 to present), Chair (2025 to present), NC School of Science and Mathematics Foundation. Trustee (2023 to present), Chair (2025 to present), North Carolina AT&T State University.
Ramona E. Romero, YOB: 1962
Vice President & General Counsel (2019 to present) and General Counsel (2014 to 2019), Princeton University. Trustee, Barnard College (2019 to 2023). Trustee, Legal Services of New Jersey (2020 to present). Director, National Association of Women Lawyers (2022 to present). Member, Presidential Commission on White House Fellowships (2021 to 2025).
Kim M. Sharan, YOB: 1957
Founder and CEO, Kim M. Sharan, LLC (2014 to 2024). Founding Member and Managing Partner, Connective Partners LLC (2022 to present). CEO and Executive Committee member, The Acelera Connective (2022 to present). Consultant, The Council (2021 to 2023). Board Member, Partner Here (2014 to present). Board Member, Ag Resource Management (2023 to present). Advisory Board Member, Own the Room (2016 to 2023). Advisory Board Member, Hearsay Social (2019 to 2021). Advisory Board Member, Yext (2016 to 2018 and 2021 to 2022). Advisory Board Member, Vera Health (2021 to 2023). Director, TIAA FSB (a wholly-owned subsidiary of TIAA) (2020 to 2023). Director, TIAA, Trust, N.A. (a wholly-owned subsidiary of TIAA) (2023 to present). Member, Women’s Forum New York (2012 to present).
La June Montgomery Tabron, YOB: 1962
President and CEO of the W.K. Kellogg Foundation (2014 to present). Board Member, Kellanova (2024 to present). Board Member, Kellogg Company (2014 to 2024). Chair of the W.K. Kellogg Trust (2014 to present). Director, Bronson Healthcare Group (2011 to 2025). Board Member, Detroit Regional Partnership (2019 to present). Trustee, Upjohn Institute for Employment Research (2022 to present). Trustee, Descendants Truth & Reconciliation Foundation (2021 to present). Executive Committee Member, Michigan Economic Development Corporation (2022 to present). Board Member, Southern Communities Initiative (2023 to present).
Officer—Trustees
Thasunda Brown Duckett, YOB: 1973
President and Chief Executive Officer of TIAA (2021 to present).
Prior positions: Chief Executive Officer, Consumer Banking (2016 to 2021) and Chief Executive Officer, Chase Auto Finance (2013 to 2016) at JPMorgan Chase & Co. Director, Nike, Inc. (2019 to present). Director, Brex (2022 to present). Trustee, New York-Presbyterian Hospital (2023 to present).
Other TIAA Executive Officers
Colbert Narcisse, YOB: 1965
Senior Executive Vice President, Chief Product Officer, Head of Insurance Solutions & New Markets, TIAA; President and Chief Executive Officer, College Retirement Equities Fund and TIAA Separate Account VA-1; Manager, TIAA-CREF Individual & Institutional Services, LLC. Prior positions: Executive Vice President, National Wealth Advisory Services; Senior Managing Director, National Wealth Advisory Services, TIAA. Managing Director and the Head of International Wealth Management at Morgan Stanley (2017 to 2019).
Christopher Baraks, YOB: 1970
Senior Vice President, Chief Accounting Officer and Corporate Controller, TIAA and CREF. Prior positions: Vice President, Head of Tax, TIAA and CREF.

Portfolio Management Team
Chris Burk, YOB: 1971
Managing Director, Senior Portfolio Manager, Head of TIAA Real Estate Account (since January 2023). Prior positions: Managing Director, Co-Portfolio Manager, Co-Head of TIAA Real Estate Account (September 2022 to December 2022); Managing Director, Senior Portfolio Manager, Real Estate, TIAA (March 2020 to September 2022). Senior Director, Real Estate Portfolio Management, TIAA (2018 to 2020).
Audit Committee Financial Experts
On February 12, 2026, the Board of Trustees of TIAA determined that James E. Brown, Ángel Cabrera, James R. Chambers, Michael R. Fanning, Lisa W. Hess, La June Montgomery Tabron qualify as Audit Committee Financial Experts. Each such Trustee is independent (as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934) and has not accepted, directly or indirectly, any consulting, advisory or other compensatory fee from TIAA, other than in his or her capacity as Trustee.
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
ITEM 11. Executive Compensation.
No TIAA Trustee or executive officer receives compensation from the Account.
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
Liquidity Guarantee. If the Account’s liquid assets and its cash flow from operating activities and participant transactions are insufficient to fund redemption requests, the TIAA general account has agreed to purchase liquidity units. TIAA thereby guarantees that a participant can redeem accumulation units at their net asset value next determined. For the year ended December 31, 2025, the Account expensed $63.5 million for this liquidity guarantee from TIAA through a daily deduction from the net assets of the Account.
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

For the year ended December 31, 2025, the Account expensed $69.2 million for investment management services. There were no charges for mortality and expense risks provided/borne by TIAA for the current year. For the same period, the Account expensed $65.9 million for administrative and distribution services provided by TIAA and Services.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PricewaterhouseCoopers LLP (“PwC”) performs independent audits of the registrant’s consolidated financial statements. To maintain auditor independence and avoid even the appearance of conflicts of interest, the registrant, as a policy, does not engage PwC for management advisory or consulting services.
Audit Fees. PwC’s fees for professional services rendered for the audits of the registrant’s annual consolidated financial statements for the years ended December 31, 2025 and 2024 and review of consolidated financial statements included in the registrant’s quarterly reports were $1.14 million and $1.10 million respectively.
Audit-Related Fees. The registrant had no audit-related services for the years ended December 31, 2025 and 2024.
Tax Fees. PwC had no tax fees with respect to registrant for the years ended December 31, 2025 and 2024.
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
(E)
(1) Form of Trust Company Retirement Choice Contract[10] (2) Form of Trust Company Retirement Choice Certificate[10] (3)Form of Trust Company Retirement Choice Contract[26]
(4) Form of Trust Company Retirement Choice Certificate[27]

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

		(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate[18]
(L)
(1) Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Annuity Contract [19]
(2) Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Plus Annuity Contract [19]

		(M)	Form of Retirement Plan Loan Endorsement to Group Retirement Annuity Certificate[20]
		(N)	Form of Retirement Plan Loan Endorsement to Retirement Annuity Contract[21]
		(O)	Form of Retirement Plan Loan Endorsement to Supplemental Retirement Annuity Contract[22]
		(P)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[23]
		(Q)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[24]
(10)		(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of February 21, 2018, between TIAA, on behalf of the Registrant, and RERC, LLC (13)
		(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the Registrant, and State Street Bank and Trust Company, N.A.[8]
		(C)	Independent Fiduciary, dated February 10, 2022, between TIAA, on behalf of the Registrant, and SitusAMC Real Estate Valuation Services, LLC[12]
		(D)	Form of Note Purchase agreement, dated as of June 10, 2022, by and between TIAA, on behalf of the registrant, and the purchasers party thereto.(30)
		(E)	Form of Note Purchase agreement, dated as of March 21, 2023, by and between TIAA, on behalf of the registrant, and the purchasers party thereto.(31)
		(F)	First Amendment to the Custodian Agreement, dated as of September 25, 2024 by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.(32)
		(G)	Form of Note Purchase Agreement, dated as of October 22, 2025, by and between TIAA on behalf of the Registrant, and the Purchasers party thereto.*
(19)			TIAA Enterprise Material Non-Public Information and Insider Trading Policy*
(21)			Subsidiaries of the Registrant
(14)			Code of Conduct of TIAA*
(31)			Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications*
(32)			Section 1350 Certifications*

(101)	The following financial information from the annual report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Assets and Liabilities, (ii) the Statements of Operations, (iii) the Statements of Changes in Net Assets, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements. Any other required schedule has been omitted because the schedule is not applicable to the registrant.**
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**
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
(13)Previously filed and incorporated by reference to Exhibit 10.1 to the Account’s Current Report on Form 8-K, filed with the Commission on March 1, 2018 (File No. 33-92990).
(14)Previously filed and incorporated by reference to Exhibit 4(G) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 33-92990).
(15)Previously filed and incorporated by reference to Exhibit 4(H) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 33-92990).
(16)Previously filed and incorporated by reference to Exhibit 4(I) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 15, 2018 (File No. 33-92990).
(17)Previously filed and incorporated by reference to Exhibit 4(J)(1) and 4(J)(2) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 14, 2019 (File No. 33-92990).
(18)Previously filed and incorporated by reference to Exhibit 4(K) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 14, 2019 (File No. 33-92990).
(19)Previously filed and incorporated by reference to Exhibit 4(L)(1) and 4(L)(2) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 12, 2020 (File No. 33-92990).
(20)Previously filed and incorporated by reference to Exhibit 4(M) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 11, 2021 (File No. 33-92990).
(21)Previously filed and incorporated by reference to Exhibit 4(N) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 11, 2021 (File No. 33-92990).
(22)Previously filed and incorporated by reference to Exhibit 4(O) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 11, 2021 (File No. 33-92990).
(23)Previously filed and incorporated by reference to Exhibit 4(P) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 11, 2021 (File No. 33-92990).

(24)Previously filed and incorporated by reference to Exhibit 4(Q) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 11, 2021 (File No. 33-92990).
(25)Previously filed and incorporated by reference to Exhibit 4(C)(2) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 9, 2023 (File No. 33-92990).
(26)Previously filed and incorporated by reference to Exhibit 4(E)(3) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 9, 2023 (File No. 33-92990).
(27)Previously filed and incorporated by reference to Exhibit 4(E)(4) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 9, 2023 (File No. 33-92990).
(28)Previously filed and incorporated by reference to Exhibit 4(F)(3) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 9, 2023 (File No. 33-92990).
(29)Previously filed and incorporated by reference to Exhibit 4(F)(4) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 9, 2023 (File No. 33-92990).
(30)Previously filed and incorporated herein by reference to Exhibit 10(C) to the Account’s Quarterly Report on Form 10-Q, filed with the Commission on August 5, 2022 (File No. 33-92990).
(31)Previously filed and incorporated by reference to Exhibit 10(C) to the Account’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and filed with the Commission on August 4, 2023 (File No. 33-92990).
(32)Previously filed and incorporated by reference to Exhibit 10(E) to the Account’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 and filed with the Commission on November 1, 2024 (File No. 33-92990).
ITEM 16. FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the twelfth day of March, 2026.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

March 12, 2026		/s/ Colbert Narcisse
Colbert Narcisse
Senior Executive Vice President, Chief Product Officer, Head of Insurance Solutions and New Markets, Teachers Insurance and Annuity Association of America (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following trustees and officers of Teachers Insurance and Annuity Association of America, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THASUNDA BROWN DUCKETT	President and Chief Executive Officer of Teachers Insurance and Annuity Association of America and Trustee	March 12, 2026
/s/ COLBERT NARCISSE	Senior Executive Vice President, Chief Product Officer, Head of Insurance Solutions and New Markets, Teachers Insurance and Annuity Association of America (Principal Executive Officer)	March 12, 2026
/s/ CHRISTOPHER BARAKS	Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)	March 12, 2026
/s/ JAMES R. CHAMBERS	Chairman of the Board of Trustees	March 12, 2026
/s/ PRIYA ABANI	Trustee	March 12, 2026
/s/ SAMUEL R. BRIGHT	Trustee	March 12, 2026
/s/ JASON E. BROWN	Trustee	March 12, 2026
/s/ JEFFREY R. BROWN	Trustee	March 12, 2026
/s/ ÁNGEL CABRERA	Trustee	March 12, 2026
/s/ MICHAEL R. FANNING	Trustee	March 12, 2026
/s/ LISA W. HESS	Trustee	March 12, 2026
/s/ EDWARD M. HUNDERT, M.D.	Trustee	March 12, 2026
/s/ GINA L. LOFTEN	Trustee	March 12, 2026
/s/ RAMONA E. ROMERO	Trustee	March 12, 2026
/s/ KIM M. SHARAN	Trustee	March 12, 2026
/s/ LA JUNE MONTGOMERY TABRON	Trustee	March 12, 2026

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT
Because the Registrant has no voting securities, nor its own management or board of directors, no annual report or proxy materials will be sent to contract owners holding interests in the Account.

Exhibit Index

Exhibits

10	(G)	Form of Note Purchase Agreement, dated as of October 22, 2025, by and between TIAA on behalf of the Registrant, and the Purchasers party thereto
14		Code of Conduct of TIAA
19		TIAA Enterprise Material Non-Public Information and Insider Trading Policy
31		Rule 13(a)-15(e)/ Rule 13a-15(e)/15d-15(e) Certifications
32		Section 1350 Certifications