Form 10-Q
period 2026-03-31
TIAA REAL ESTATE ACCOUNT
filed 2026-05-06
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2026.
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
Yes ☐  No ☒

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)
(In millions, except per accumulation unit amounts)

	March 31,	December 31,
	2026	2025

ASSETS
Investments, at fair value:
Real estate properties (cost: $12,994.7 and $12,973.4)	$16,023.0	$15,975.4
Real estate joint ventures (cost: $5,098.6 and $5,115.5)	5,136.9	5,098.8
Real estate funds (cost: $905.3 and $918.3)	804.3	839.6
Real estate operating business (cost: $621.8 and $621.8)	1,082.0	1,072.6
Marketable securities (cost: $1,553.8 and $1,728.6)	1,553.7	1,728.7
Loans receivable (principal: $792.1 and $945.1)	522.5	620.1
Loans receivable with related parties (principal: $41.8 and $70.3)	41.8	70.3
Total investments (cost: $22,008.1 and $22,373.0)	$25,164.2	$25,405.5
Cash and cash equivalents	56.3	74.9
Cash held by wholly owned properties	106.5	113.3
Due from investment manager	6.8	5.1
Other	198.5	215.2
TOTAL ASSETS	$25,532.3	$25,814.0
LIABILITIES
Loans payable, at fair value (principal outstanding: $847.1 and $892.4)	809.8	830.3
Line of credit, at fair value (principal outstanding: $160.0 and $160.0)	160.0	160.0
Other unsecured debt, at fair value (principal outstanding: $1,600.0 and $1,600.0)	1,553.9	1,568.7
Accrued real estate property expenses	199.7	211.7
Payable for securities purchased	—	223.6
Other	72.7	53.1
TOTAL LIABILITIES	$2,796.1	$3,047.4
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	22,285.7	22,312.7
Annuity Fund	450.5	453.9
TOTAL NET ASSETS	$22,736.2	$22,766.6
NUMBER OF ACCUMULATION UNITS OUTSTANDING	46.2	46.5
NET ASSET VALUE, PER ACCUMULATION UNIT	$482.499	$479.558
See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, Unaudited)

	For the Three Months Ended March 31,
	2026	2025
INVESTMENT INCOME
Real estate income, net:
Rental income	$303.8	$321.8
Real estate property level expenses and taxes:
Operating expenses	82.6	82.9
Real estate taxes	43.4	45.9
Interest expense	11.1	20.1
Total real estate property level expenses	137.1	148.9
Real estate income, net	166.7	172.9
Income from real estate joint ventures	43.2	51.5
Income from real estate funds	3.4	12.2
Interest income	25.5	36.4
TOTAL INVESTMENT INCOME	238.8	273.0
Expenses:
Investment management charges	18.3	18.6
Administrative charges	15.0	15.4
Distribution charges	2.5	3.1
Liquidity guarantee charges	15.7	15.6
Interest expense	20.7	9.6
TOTAL EXPENSES	72.2	62.3
INVESTMENT INCOME, NET	166.6	210.7
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments and debt:
Real estate properties	(89.7)	(187.4)
Real estate joint ventures	(61.2)	9.5
Real estate funds	25.7	—
Loans receivable	(56.0)	—
Loans payable	34.7	—
Net realized gain (loss) on investments and debt	(146.5)	(177.9)
Net change in unrealized gain (loss) on:
Real estate properties	26.3	111.2
Real estate joint ventures	60.1	81.1
Real estate funds	(22.2)	(3.7)
Real estate operating business	9.4	(0.2)
Marketable securities	(0.2)	(0.1)
Loans receivable	55.4	0.8
Loans payable	(24.8)	4.3
Other unsecured debt	14.9	(6.5)
Net change in unrealized gain (loss) on investments and debt	118.9	186.9
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT	(27.6)	9.0
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$139.0	$219.7

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions, Unaudited)

	For the Three Months Ended March 31,
	2026	2025
FROM OPERATIONS
Investment income, net	$166.6	$210.7
Net realized gain (loss) on investments	(146.5)	(177.9)
Net change in unrealized gain (loss) on investments and debt	118.9	186.9
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	139.0	219.7
FROM TRANSACTIONS BY CONTRACT OWNERS AND TIAA
Premiums	681.7	814.0
Annuity payments	(10.6)	(11.1)
Death benefits	(32.9)	(32.9)
Withdrawals	(807.6)	(896.0)
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM TRANSACTIONS BY CONTRACT OWNERS AND TIAA	(169.4)	(126.0)
NET INCREASE (DECREASE) IN NET ASSETS	(30.4)	93.7
NET ASSETS
Beginning of period	22,766.6	22,486.9
End of period	$22,736.2	$22,580.6

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions, Unaudited)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$139.0	$219.7
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	146.5	177.9
Net change in unrealized (gain) loss on investments and debt	(118.9)	(186.9)
Purchase of real estate properties	(247.0)	(122.7)
Capital improvements on real estate properties	(53.4)	(67.8)
Proceeds from sales of real estate properties	178.8	170.8
Purchases of real estate joint ventures, funds and operating business	(83.1)	(269.6)
Proceeds from sales of other real estate investments	111.2	282.7
Purchases and originations of loans receivable	(3.3)	(2.1)
Proceeds from payoffs of loans receivable	101.3	0.3
Proceeds from payoffs of loans receivable from related parties	—	27.8
Decrease (Increase) in other investments	174.8	53.8
Net change in from/due to investment manager	(1.7)	(18.3)
(Decrease) Increase in payable for securities purchased	(223.6)	—
Decrease (Increase) in other assets	15.4	(3.8)
(Decrease) Increase in other liabilities	7.9	(15.8)
NET CASH PROVIDED BY OPERATING ACTIVITIES	143.9	246.0
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of mortgage loans	(1.2)	(225.4)
Premiums	681.7	814.0
Annuity payments	(10.6)	(11.1)
Death benefits	(32.9)	(32.9)
Withdrawals	(807.6)	(896.0)
NET CASH USED IN FINANCING ACTIVITIES	(170.6)	(351.4)
NET (DECREASE) IN CASH, CASH EQUIVALENTS, CASH HELD BY WHOLLY OWNED PROPERTIES AND RESTRICTED CASH	(26.7)	(105.4)
CASH, CASH EQUIVALENTS, CASH HELD BY WHOLLY OWNED PROPERTIES AND RESTRICTED CASH
Beginning of period cash, cash equivalents, cash held by wholly owned properties and restricted cash	213.8	323.9
Net (decrease) increase in cash, cash equivalents, cash held by wholly owned properties and restricted cash	(26.7)	(105.4)
End of period cash, cash equivalents, cash held by wholly owned properties and restricted cash	$187.1	$218.5
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$13.6	$18.2
SUPPLEMENTAL NON-CASH DISCLOSURES
Loan receivable forgiven or extinguished	$56.0	$—
Conversion of loan receivable from related parties to equity	$28.5	$—
Debt extinguished in disposition of property	$44.1	$—

See notes to the consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	As of March 31,
	2026	2025
Cash, cash equivalents and cash held by wholly owned properties	$162.8	$180.6
Restricted cash(1)	24.3	37.9
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$187.1	$218.5
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
Interim Financial Information: The Consolidated Financial Statements of the Account as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Account’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”).
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
Significant Accounting Policy Updates: There have been no changes to the Account’s significant accounting policies as described in the Account’s 2025 Form 10-K.
Recent Accounting Pronouncements: In November 2024, the FASB issued ASU No. 2024-03, Income Statement— Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information is generally not presented in the financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Management is currently assessing the impact this standard will have on our Consolidated Financial Statements as well as the method by which we will adopt the new standard.

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
Pursuant to its existing liquidity guarantee obligation, beginning August 31, 2023 through the year ended December 31, 2025, the TIAA General Account purchased a cumulative total of 1.8 million liquidity units issued by the Account, amounting to $911.3 million. The Account did not experience significant net contract owner outflows during the first quarter of 2026, and the TIAA General Account was not required to purchase any liquidity units. The independent fiduciary, which has the right to adjust the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”), has established the trigger point at 45% of the outstanding accumulation units. As of March 31, 2026, the TIAA General Account owned approximately 4.01% of the outstanding accumulation units of the Account. The independent fiduciary will continue to monitor TIAA's ownership interest in the Account and provide further recommendations as necessary.
Expenses for the services and fees described above are identified as such in the accompanying Consolidated Statements of Operations and are further identified as "Expenses" in Note 14—Financial Highlights.
The Account has loans receivable outstanding with related parties as of March 31, 2026. Two of the loans are with a joint venture partner and the other loans are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies of the Account's 2025 Form 10-K. References to "SOFR" in the table below and elsewhere in these Notes mean the Secured Overnight Financing Rate, a benchmark interest rate based on the U.S. Treasury bond repurchase market for U.S. dollar-denominated instruments. The following table presents the key terms of the loans as of the reporting date (in millions):

Principal		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
March 31, 2026	December 31, 2025					March 31, 2026	December 31, 2025

$4.8	$4.8	MR MCC 3 Sponsor, LLC(1)	—%	6.00%	12/1/2025	$4.8	$4.8
36.5	36.5	MRA Hub 34 Holding, LLC	95.00%	2.50% + SOFR	5/26/2026	36.5	36.5
0.5	0.5	MRA 34 LLC	—%	3.75% + SOFR	5/26/2026	0.5	0.5
—	28.5	TREA SV 355 West 52nd Street	95.00%	5.20%	6/14/2027	—	28.5
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						$41.8	$70.3
(1) The loan is currently in default.
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
As of March 31, 2026, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry.
The Account’s wholly-owned real estate investments and investments in joint ventures are primarily located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of March 31, 2026:

Diversification by Fair Value(1)
	West(2)	South(3)	East(4)	Midwest(5)	Foreign(6)	Total
Industrial	18.7%	12.5%	3.6%	2.1%	—%	36.9%
Apartment	7.1%	10.0%	7.9%	1.0%	—%	26.0%
Office	4.7%	5.1%	6.7%	0.3%	—%	16.8%
Retail	4.4%	4.7%	2.7%	1.2%	—%	13.0%
Other(7)	2.0%	2.5%	1.7%	0.3%	0.8%	7.3%
Total	36.9%	34.8%	22.6%	4.9%	0.8%	100.0%
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
Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2115. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, as of March 31, 2026 and December 31, 2025, are as follows (in millions):

	As of
Years Ended	March 31, 2026		December 31, 2025
2026	$442.7	(1)	$584.2
2027	563.9		543.6
2028	485.2		461.1
2029	412.4		388.5
2030	346.9		319.7
Thereafter	1,189.3		1,129.0
Total	$3,440.4		$3,426.1
(1) Representative of minimum rents owed for the remaining months of the calendar year ending December 31, 2026.
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
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (in millions):

	As of
	March 31, 2026	December 31, 2025

Assets:
Right-of-use assets, at fair value	$37.8	$36.6
Liabilities:
Ground lease liabilities, at fair value	$37.8	$36.6
Key Terms:
Weighted-average remaining lease term (years)	60	59.8
Weighted-average discount rate(1)	9.01%	9.03%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.
For both the three months ended March 31, 2026 and 2025, operating lease costs related to ground leases were $0.6 million. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (in millions):

	As of
	March 31, 2026		December 31, 2025
Years Ended
2026	$2.3	(1)	$2.7
2027	3.1		2.7
2028	3.1		2.8
2029	3.2		2.8
2030	3.2		2.9
Thereafter	480.9		451.8
Total	$495.8		$465.7
(1) Representative of minimum rents owed for the remaining months of the calendar year ending December 31, 2026.

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
An asset or liability's categorization within the valuation hierarchy described above is based upon the lowest level of input that is significant to the fair value measurement. Real estate fund investments are excluded from the valuation hierarchy, as these investments are fair valued using their net asset value as a practical expedient since market quotations or values from independent pricing services are not readily available. See Note 1—Organization and Significant Accounting Policies of the Account's 2025 Form 10-K for further discussion regarding the use of a practical expedient for the valuation of real estate funds.
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at March 31, 2026
Real estate properties	$—	$—	$16,023.0	$16,023.0
Real estate joint ventures	—	—	5,136.9	5,136.9
Real estate operating business	—	—	1,082.0	1,082.0
Marketable securities:
U.S. government agency notes	—	490.7	—	490.7
U.S treasury securities	—	695.5	—	695.5
Reverse repurchase agreement	—	367.5	—	367.5
Loans receivable(1)	—	—	564.3	564.3
Loans payable	—	—	(809.8)	(809.8)
Line of credit	—	—	(160.0)	(160.0)
Other unsecured debt	—	(1,553.9)	—	(1,553.9)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2025
Real estate properties	$—	$—	$15,975.4	$15,975.4
Real estate joint ventures	—	—	5,098.8	5,098.8
Real estate operating business	—	—	1,072.6	1,072.6
Marketable securities:
U.S. government agency notes	—	621.1	—	621.1
U.S. treasury securities	—	899.4	—	899.4
Reverse repurchase agreement	—	208.2	—	208.2
Loans receivable(1)	—	—	690.4	690.4
Loans payable	—	—	(830.3)	(830.3)
Line of credit	—	—	(160.0)	(160.0)
Other unsecured debt	—	(1,568.7)	—	(1,568.7)
(1) Includes loans receivable with related parties.

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2026 and 2025 (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(2)	Total Level 3 Investments	Loans Payable	Line of Credit
For the three months ended March 31, 2026
Beginning balance January 1, 2026	$15,975.4	$5,098.8	$1,072.6	$690.4	$22,837.2	$(830.3)	$(160.0)
Total realized and unrealized gains (losses) included in changes in net assets	(63.4)	(1.1)	9.4	(0.6)	(55.7)	9.9	—
Purchases(1)	299.2	58.4	—	3.3	360.9	—	—
Sales	(188.2)	—	—	—	(188.2)	—	—
Settlements(3)	—	(19.2)	—	(128.8)	(148.0)	10.6	—
Ending balance March 31, 2026	$16,023.0	$5,136.9	$1,082.0	$564.3	$22,806.2	$(809.8)	$(160.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(2)	Total Level 3 Investments	Loans Payable
For the three months ended March 31, 2025
Beginning balance January 1, 2025	$15,607.0	$5,381.4	$931.8	$877.8	$22,798.0	$(1,585.5)
Total realized and unrealized gains (losses) included in changes in net assets	(76.2)	90.6	(0.2)	0.8	15.0	4.3
Purchases(1)	186.3	43.6	127.2	2.1	359.2	—
Sales	(170.8)	—	—	—	(170.8)	—
Settlements(3)	—	(281.1)	—	(28.1)	(309.2)	225.4
Ending balance March 31, 2025	$15,546.3	$5,234.5	$1,058.8	$852.6	$22,692.2	$(1,355.8)
(1)Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable, and assumption of loans payable.
(2)Includes loans receivable with related parties.
(3)Includes operating income for real estate joint ventures net of distributions, payments of loans receivable, and payments of loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of March 31, 2026.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 12.8% (8.5%) 5.5% - 9.5% (6.9%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0% - 12.3% (6.9%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 8.5% (7.2%) 5.3% - 6.8% (5.7%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 6.3% (5.2%)
	Residential	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 10.0% (7.0%) 5.3% - 8.5% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.8% - 7.8% (5.0%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.3% - 12.0% (7.4%) 5.3% - 9.5% (6.3%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0% - 9.0% (6.0%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.0% 8.0%
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.0%
	Land	Sales Comparison Approach	Price per projected unit	$55.00 - $142.86 ($101.70)(2)
Real Estate Operating Business(3)		Income Approach—Discounted Cash Flow	Discount Rate Terminal Growth Rate Terminal EBITDA Multiple	13.0% 11.4% 20.0x
		Market Approach	EBITDA Multiple	32.0x
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	55.2% - 124.6% (72.9%) 5.7% - 157.9% (22.9%)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	58.2% - 61.7% (60.6%) 6.5% - 8.3% (7.0%)
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	41.5% - 79.2% (66.3%) 5.7% - 6.8% (6.6%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	41.5% - 79.2% (66.3%) 1.1 - 1.8 (1.5)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.3% - 40.2% (34.9%) 5.2% - 6.1% (5.7%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	30.3% - 40.2% (34.9%) 1.1 - 1.1 (1.1)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	44.5% - 72.9% (54.7%) 4.9% - 6.0% (5.3%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	44.5% - 72.9% (54.7%) 1.2 - 1.5 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	48.0% - 77.0% (53.9%) 5.4% - 7.9% (6.1%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	48.0% - 77.0% (53.9%) 1.2- 1.7 (1.3)

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2025.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 11.0% (8.5%) 5.5% - 10.3% (6.9%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0% - 12.5% (6.9%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 8.1% (7.2%) 5.2% - 6.8% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 6.3% (5.2%)
	Residential	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 9.3% (7.0%) 5.0% - 7.8% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.8% - 7.0% (5.0%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 12.0% (7.4%) 5.5% - 9.5% (6.3%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0% - 9.0% (6.0%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.0% 8.0%
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.8%
	Land	Sales Comparison Approach	Price per projected unit	$55.00 - $140.00 ($101.00)(2)
Real Estate Operating Business(3)		Income Approach—Discounted Cash Flow	Discount Rate	13.0%
			Terminal Growth Rate	11.4%
		Market Approach	EBITDA Multiple	30.3x
			Terminal EBITDA Multiple	20.0x
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	55.0% - 73.3% (63.6%) 6.2% - 9.3% (6.7%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	51.6% - 68.8% (55.9%) 5.3% - 8.3% (6.0%)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	58.3% - 61.7% (60.6%) 7.0% - 8.3% (7.4%)
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	42.4% - 80.0% (71.4%) 5.8% - 6.7% (6.5%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	42.4% - 80.0% (71.4%) 1.1 - 1.9 (1.7)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.3% - 40.6% (35.1%) 5.4% - 5.9% (5.6%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	30.3% - 40.6% (35.1%) 1.1 - 1.1 (1.1)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	44.8% - 72.8% (56.3%) 4.7% - 6.0% (5.2%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	44.8% - 72.8% (56.3%) 1.2 - 1.5 (1.3)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	48.7% - 75.4% (53.9%) 5.5% - 7.3% (6.3%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	48.7% - 75.4% (53.9%) 1.2 - 1.6 (1.3)
(1) Equivalency Rate is defined as the prevailing market interest rate used to discount the contractual loan payments.
(2) Calculated per Floor Area Ratio and applied to the planned building area that can be constructed on site.
(3) The fair value measurement was additionally based upon information developed by the third-party valuation provider (including recent transactions), corroborated by the Independent Fiduciary for reasonableness. The valuation of the real estate operating business is then determined based on a weighting of the income approach - discounted cash flow, market approach, and transactions. Transactions for these measurements were utilized in the December 31, 2025 10-K report and not in the current report as of March 31, 2026.
Significant increases (decreases) in any of those inputs in isolation would result in significantly lower (higher) fair value measurements, respectively, with the exception of the price per projected unit for land and terminal growth rate, terminal EBITDA and EBITDA multiple applied to the real estate operating business, for which significant increases (decreases) in isolation would result in significantly higher (lower) fair value measurements, respectively.
Line of Credit: The Account's line of credit and term loans under the Credit Agreement are recorded at par as Management believes par approximates fair value due to the short-term nature of the Credit Agreement.
During the three months ended March 31, 2026 and 2025, there were no transfers between Levels 1, 2 or 3.
The amount of total net unrealized (losses) gains included in changes in net assets relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(1)	Total Level 3 Investments	Loans Payable
For the Three Months ended March 31, 2026	$(2.7)	$18.1	$9.4	$(1.0)	$23.8	$0.3
For the Three Months ended March 31, 2025	$(67.3)	$93.0	$(0.2)	$0.8	$26.3	$4.3
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At March 31, 2026, the Account held investments in joint ventures with ownership interest percentages that ranged from 2.0% to 98.78%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a predetermined threshold.
A condensed summary of the gross financial position and results of operations of the combined joint ventures is shown below (millions):

	For the Three Months Ended March 31,
	2026	2025
Operating Revenue and Expenses
Revenues	$262.8	$279.9
Expenses	168.7	187.9
Excess of revenues over expenses	$94.1	$92.0
Note 7—Investments in Real Estate Funds

The Account has ownership interests in real estate funds (each a “Fund”, and collectively the “Funds”). The Funds are set up as limited partnerships or entities similar to a limited partnership, and as such, meet the definition of a Variable Interest Entity ("VIE") as the limited partners collectively lack the power, through voting or similar rights, to direct the activities of the Fund that most significantly impact the Fund's economic performance. Management has determined that the Account is not the primary beneficiary for any of the Funds, as the Account lacks the power to direct the activities of each Fund that most significantly impact the respective Fund's economic performance, and the Account further lacks substantive kick-out rights to remove the entity with these powers. Refer to Note 1—Organization and Significant Accounting Policies of the Account's 2025 Form 10-K for a description of the methodology used to determine the primary beneficiary of a VIE.
No financial support (such as loans or financial guarantees) was provided to the Funds during the three months ended March 31, 2026. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are included in the maximum exposure to loss presented below.
The carrying amount and maximum exposure to loss relating to unconsolidated VIEs in which the Account holds a variable interest but is not the primary beneficiary were as follows at March 31, 2026 (in millions):

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
LCS SHIP Venture I, LLC (90.0% Account Interest)	$2.2	$2.2	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			The fund is currently in liquidation.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Veritas - Trophy VI, LLC (90.4% Account Interest)	$121.6	$121.6	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles metropolitan statistical area ("MSA").
			The Account can sell or transfer its interest in the fund with the consent and approval of the manager.

SP V - II, LLC (61.8% Account Interest)	$69.8	$75.3	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.
			Liquidation estimated to begin no earlier than 2029.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Taconic New York City GP Fund, LP (60.0% Account Interest)	$4.4	$4.4	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City MSA.
			The fund is currently in liquidation
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
Silverpeak NRE FundCo LLC (90.0% Account Interest)	$91.7	$128.8	Redemptions prohibited prior to liquidation.	To invest in alternative real estate investments primarily in major U.S. metropolitan markets.
			Sales have commenced and the Account anticipates liquidation will continue through 2029.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
IDR - Core Property Index Fund, LLC (0.7% Account Interest)	$34.1	$34.1	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.
Townsend Group Value-Add Fund (99.0% Account Interest)	$169.0	$194.3	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the U.S. market.
			Liquidation estimated to begin no earlier than 2027.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion
Flagler REA Healthcare Properties Partnership (90.0% Account Interest)	$6.5	$6.5	Redemptions prohibited prior to liquidation.	To acquire healthcare properties within the top 50 MSA's in the U.S.
			Liquidation estimated to begin in 2026
			The Account is permitted to transfer its interest in the fund to a qualified institutional investor, subject to the right first offer by the partner, following the one year anniversary of the fund launch.
Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)	$10.9	$10.9	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
			Liquidation estimated to begin no earlier than 2026.
			The Account is permitted to sell or transfer its interest in the fund with the consent and approval of the manager.
Silverpeak NRE FundCo 2 LLC (90.0% Account Interest)	$89.0	$124.9	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			Sales have commenced and the Account anticipates liquidation will continue through 2029.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
JCR Capital - REA Preferred Equity Parallel Fund (31.1% Account Interest)	$98.5	$108.4	Redemptions prohibited prior to liquidation.	To invest primarily in multi-family properties.
			Liquidation estimated to begin no earlier than 2026.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion

Silverpeak NRE FundCo 3 LLC (90.0% Account Interest)	$75.7	$114.0	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			Sales have commenced and the Account anticipates liquidation will continue through 2029.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
Silverpeak NRE FundCo 4 LLC (90.0% Account Interest)	$30.9	$200.0	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			Liquidation estimated to begin no earlier than 2028.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
Total	$804.3	$1,125.4

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
In January 2025, the Account made an additional capital contribution of $127.2 million, which fulfilled the remaining commitment entered into in 2024.
The Account’s investment in DataBank at March 31, 2026, represents an ownership stake of 14.8%.

	March 31, 2026		December 31, 2025
Operating Business	Cost	Fair Value	Cost	Fair Value
	(in millions)		(in millions)
DataBank(1)	$621.8	$1,082.0	$621.8	$1,072.6
(1) The Account invests in DataBank through DigitalBridge Zeus Partners, LP and DigitalBridge Zeus Partners III, LP (collectively, the "Databank" investment).
Note 9—Reverse Repurchase Agreements
The Account periodically enters into reverse repurchase agreements (or "repos") with third parties. Repos are transactions in which the Account purchases securities with a contractual obligation to resell them at a specific date and price, generally overnight or with a short maturity (e.g., one to seven days). The Account enters into these repos pursuant to an existing agreement with State Street Bank & Trust Company (“State Street”) as a part of the liquid, fixed-income investment portion of the Account’s portfolio. The Account’s repo transactions include cash collateral received on securities loaned, certain overdraft credit agreements, and securities purchased under resale agreements. The securities underlying these repo transactions consist primarily of U.S. government and agency securities, which are monitored for market value daily. Under the Account’s existing reverse repurchase agreement with State Street, the Account generally has a right to obtain additional collateral or return excess collateral as market values fluctuate and to sell or repledge securities received as collateral. Repos have the risk that the counterparty to the transaction fails to pay the agreed upon resale price on the delivery date and the value of the collateral after the costs of disposing the collateral and any delay in foreclosing is less than the repurchase price. As of March 31, 2026, the aggregate fair value of securities held by the Account under the repos was $367.5 million, which represents less than 1.6% of the Account’s total net assets as of March 31, 2026.
Note 10—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s indirect interests in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (in millions):

	March 31, 2026			December 31, 2025

	Principal Outstanding	Fair Value	% of Fair Value	Principal Outstanding	Fair Value	% of Fair Value
Office(1)	$491.3	$268.7	47.6%	$672.7	$394.7	57.2%
Apartment(1)	156.9	153.9	27.3%	157.2	154.1	22.3%
Industrial	136.9	136.9	24.3%	136.8	136.9	19.8%
Retail(2)	44.0	—	—%	44.0	—	—%
Land	4.8	4.8	0.8%	4.7	4.7	0.7%
	$833.9	$564.3	100.0%	$1,015.4	$690.4	100.0%
(1) Includes loans receivable with related parties.
(2) Property associated with this sector is in default.

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
The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of March 31, 2026 (in millions), listed in order of the strength of the risk rating (from strongest to weakest):

	March 31, 2026			December 31, 2025
	Number of Loans	Fair Value	% of Fair Value	Number of Loans	Fair Value	% of Fair Value
A+	1	$129.3	22.9%	1	$127.9	18.5%
A	—	—	—%	1	39.2	5.7%
BBB-	1	102.9	18.2%	2	149.3	21.6%
BB+	1	40.0	7.1%	—	—	—%
BB	1	46.1	8.2%	1	99.5	14.4%
BB-	1	107.8	19.1%	1	107.8	15.6%
B+	—	—	—%	1	33.8	4.9%
B	2	87.0	15.4%	1	53.1	7.7%
C	—	—	—%	1	9.5	1.4%
D	5	9.4	1.7%	5	—	—%
NR(1)	3	41.8	7.4%	4	70.3	10.2%
	15	$564.3	100.0%	18	$690.4	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of March 31, 2026 and December 31, 2025, all loans with NR designations were with related parties. The loans are collateralized by equity interests in real estate investments.
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
The following table represents loans receivable in nonaccrual status as of March 31, 2026 (in millions).

Aging	Number of Loans	Principal Outstanding	Fair Value
Past Due - 90 Days +	6	$256.6	$5.3

Note 11—Loans Payable
At March 31, 2026 and December 31, 2025, the Account had outstanding loans payable secured by the following properties (in millions):

Property	Annual Interest Rate and Payment Frequency	Principal Amounts Outstanding as of		Maturity
		March 31, 2026	December 31, 2025

32 South State Street(1)	4.48% paid monthly	24.0	24.0	June 6, 2025
Project Sonic(2)	2.00% + SOFR paid monthly	94.0	94.0	June 9, 2026
Reserve at Chino Hills(2)	1.61% + SOFR paid monthly	82.2	82.2	August 9, 2026
Vista Station Office Portfolio(3)	4.20% paid monthly	38.5	38.7	November 1, 2026
Marketplace at Mill Creek	3.82% paid monthly	39.6	39.6	September 11, 2027
Overlook At King Of Prussia	3.82% paid monthly	40.8	40.8	September 11, 2027
Winslow Bay	3.82% paid monthly	25.8	25.8	September 11, 2027
Liberty Park	1.80% + SOFR paid monthly	60.2	60.2	December 9, 2027
1900 K Street, NW(3)	3.93% paid monthly	150.9	151.8	April 1, 2028
One Biscayne(2)	2.45% + SOFR paid monthly	80.0	80.0	September 9, 2028
Ashford Meadows(4)	5.76% paid monthly	64.6	64.6	October 1, 2028
803 Corday(4)	5.76% paid monthly	62.2	62.2	October 1, 2028
Churchill on the Park(4)	5.76% paid monthly	40.5	40.5	October 1, 2028
Carrington Park(4)	5.76% paid monthly	43.8	43.8	October 1, 2028
Five Oak(5)	1.47% + SOFR paid monthly	—	44.2	August 9, 2029
Total Principal Outstanding		$847.1	$892.4
Fair Value Adjustment(6)		(37.3)	(62.1)
Total Loans Payable		$809.8	$830.3
(1)This loan is currently in default.
(2)The loan is collateralized by a mezzanine loan receivable, which is collateralized by the property listed in the above table.
(3)The mortgage is adjusted monthly for principal payments.
(4)These loans are part of a cross-collateralized credit facility pursuant to the Credit Agreement.
(5)Debt was extinguished as part of the disposition of the collateral property.
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

As of March 31, 2026, the Account was in compliance with all covenants required by the Credit Agreement.

The following table provides a summary of the key characteristics of the Credit Agreement, as of March 31, 2026:

Current Balance - Line of Credit (in millions)	$160.0
Maximum Capacity (in millions)	$1,285.0
Inception Date	September 16, 2022
Revolving Commitment Termination	September 16, 2026
Extension Option(1)	Yes
ABR Revolving Credit Loans Interest Rate	ABR + Applicable Margin
SOFR Revolving Credit Loans Interest Rate(2)	Adjusted SOFR + Applicable Margin

(1) The Account has one remaining option to extend the Commitment Termination Date for an additional twelve months. The Account may also request additional funding, not to exceed $55.0 million, at any time prior to the Commitment Termination Date; however, this request is subject to approval at the sole discretion of the lenders and is not guaranteed.

(2) The weighted average interest rate for the three months ended March 31, 2026 was 4.657%.
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
On October 22, 2025, the Account entered into a note purchase agreement with certain qualified institutional investors. Under the note purchase agreement, the Account issued $700.0 million of debt securities, in the form of $375.0 million Series D senior note (the "Series D Notes") and $325.0 million Series E senior note (the "Series E Notes") that mature on October 22, 2030 and 2032, respectively. The Series D Notes bear interest at an annual rate of 4.89% payable semi-annually, and the Series E Notes bear interest at an annual rate of 5.13% payable semi-annually. The Account may also prepay the Series D and E Notes in whole or in part (in any amount not less than 5% of the aggregate principal amount of the Notes) at any time, from time to time, at the Account's option at par plus accrued interest to the prepayment date and, if redeemed on or before 90 days prior to the applicable maturity date, a make-whole premium
As of March 31, 2026, the Account was in compliance with all covenants required by the note purchase agreements.

The following table provides a summary of the key characteristics of the outstanding senior notes payable, as of March 31, 2026:

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

	For the Three Months Ended March 31, 2026	Years Ended December 31,
		2025	2024	2023

Per Accumulation Unit Data:
Rental income	$6.547	$26.577	$28.407	$27.323
Real estate property level expenses	2.955	11.694	13.098	12.858
Real estate income, net	3.592	14.883	15.309	14.465
Other income	1.554	6.533	7.209	7.539
Total income	5.146	21.416	22.518	22.004
Interest expense	0.446	1.225	1.117	1.339
Expense charges(1)	1.110	4.217	4.701	4.877
Investment income, net	3.590	15.974	16.700	15.788
Net realized and unrealized gain (loss) on investments and debt	(0.649)	2.341	(36.511)	(91.657)
Net increase (decrease) in Accumulation Unit Value	2.941	18.315	(19.811)	(75.869)
Accumulation Unit Value:
Beginning of period	$479.558	$461.243	$481.054	$556.923
End of period	$482.499	$479.558	$461.243	$481.054
Total return(2)	0.61%	3.97%	(4.12)%	(13.62)%
Ratios to Average net assets(3):
Expense charges(4)	0.92%	0.88%	0.99%	0.93%
Investment income, net	2.97%	3.32%	3.52%	3.00%
Portfolio turnover rate(3):
Real estate properties(5)	1.5%	6.9%	2.7%	1.4%
Marketable securities(6)	—%	—%	23.6%	21.6%
Accumulation Units outstanding at end of period (millions)	46.2	46.5	47.8	48.0
Net assets end of period (millions)	$22,736.2	$22,766.6	$22,486.9	$23,618.9
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
(2)Percentages for the three months ended March 31, 2026 are not annualized.
(3)Percentages for the three months ended March 31, 2026 are annualized.

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
Note 15—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Three Months Ended March 31, 2026	For the Year Ended December 31, 2025

Outstanding:
Beginning of period	46.5	47.8
Credited for premiums	1.4	6.1
Annuity, other periodic payments, withdrawals and death benefits	(1.7)	(7.4)
End of period	46.2	46.5
Note 16—Commitments and Contingencies
Commitments—As of March 31, 2026 and December 31, 2025, the Account had the following immediately callable commitments, inclusive of recallable distributions, to purchase additional interests in its real estate funds or provide additional funding through its loans receivable investments (in millions):

	Commitment Expiration	March 31, 2026(5)	December 31, 2025(5)

Real Estate Funds(1)
JCR Capital - REA Preferred Equity Parallel Fund	08/2025(2)	9.9	9.9
Silverpeak NRE FundCo LLC	12/2025(2)(3)	37.1	37.1
Silverpeak NRE FundCo 3 LLC	12/2026(3)	38.3	30.5
Townsend Group Value-Add Fund	12/2026(2)	25.3	29.7
Silverpeak NRE FundCo 2 LLC	12/2026(2)(3)	35.9	51.5
SP V - II, LLC	09/2029(2)	5.5	6.4
Silverpeak NRE FundCo 4 LLC	02/2028	169.1	—
		$321.1	$165.1
Loans Receivable(4)
MRA Hub 34 Holding, LLC	05/2026	1.4	1.5
One Biscayne Tower Senior Loan	07/2028	28.7	30.3
One Biscayne Tower Mezzanine	07/2028	9.5	10.0
		$39.6	$41.8
TOTAL COMMITMENTS		$360.7	$206.9
(1)Additional capital can be called during the commitment period at any time. The commitment period can only be extended by the manager with the consent of the Account. The commitment expiration date is reflective of the most recent signed agreement between the Account and the fund manager, including any side letter agreement.
(2)The commitment and investment terms for this fund have expired; however the remaining unfunded equity relates solely to existing investments where capital is still required. No new investments will be made. The commitment expiration date has been updated to reflect the end of the investment term.
(3)Commitment expiration date represents the Recallable Commitment Termination date
(4)Advances from the Account can be requested during the commitment period at any time. The commitment expiration date is reflective of the most recent signed agreement between the Account and the borrower, including any side letter agreements. Certain loans contain extension clauses on the term of the loan that do not require the Account's prior consent. If elected, the Account's commitment may be extended through the extension term.

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
Note 17—Subsequent Events
In preparing these financial statements, Management has evaluated events and transactions for potential recognition or disclosure subsequent to March 31, 2026, through May 6, 2026, the date the financial statements were issued and determined there were no material events or transactions to disclose.

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	March 31, 2026		December 31, 2025
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Alabama
Retail	25.6	0.1%	25.6	0.1%
	$25.6	0.1%	$25.6	0.1%
Arizona
Industrial	118.1	0.5%	90.6	0.4%
	$118.1	0.5%	$90.6	0.4%
California
Industrial	3,031.1	13.3%	3,032.3	13.3%
Apartment	935.0	4.1%	1,002.0	4.4%
Retail	492.5	2.2%	487.9	2.1%
Office	57.4	0.3%	56.5	0.3%
	$4,516.0	19.9%	$4,578.7	20.1%
Colorado
Industrial	43.8	0.2%	43.9	0.2%
Office	39.2	0.2%	42.5	0.2%
	$83.0	0.4%	$86.4	0.4%
Connecticut
Office	25.2	0.1%	25.1	0.1%
	$25.2	0.1%	$25.1	0.1%
Florida
Apartment	974.7	4.3%	955.4	4.2%
Industrial	841.9	3.7%	837.3	3.7%
Retail	76.4	0.3%	76.2	0.3%
	$1,893.0	8.3%	$1,868.9	8.2%
Georgia
Industrial	531.2	2.4%	299.5	1.3%
Apartment	371.8	1.6%	376.8	1.7%
Retail	134.9	0.6%	135.4	0.6%
	$1,037.9	4.6%	$811.7	3.6%
Illinois
Retail	242.5	1.2%	242.3	1.1%
Industrial	215.3	0.9%	214.1	0.9%
Apartment	213.4	0.9%	201.4	0.9%
	$671.2	3.0%	$657.8	2.9%
Indiana
Industrial	98.0	0.4%	98.2	0.4%
	$98.0	0.4%	$98.2	0.4%
Maryland
Industrial	92.6	0.4%	87.3	0.4%
Apartment	73.0	0.3%	76.2	0.3%
Retail	54.2	0.3%	55.6	0.3%
	$219.8	1.0%	$219.1	1.0%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	March 31, 2026		December 31, 2025
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Massachusetts
Apartment	166.7	0.7%	167.0	0.7%
Industrial	131.9	0.6%	137.8	0.6%
Retail	89.8	0.4%	89.7	0.4%
Office	29.2	0.1%	88.7	0.4%
	$417.6	1.8%	$483.2	2.1%
Minnesota
Industrial	135.0	0.6%	134.2	0.6%
	$135.0	0.6%	$134.2	0.6%
Nevada
Industrial	94.8	0.4%	92.4	0.4%
	94.8	0.4%	92.4	0.4%
New Jersey
Industrial	374.0	1.7%	373.2	1.6%
Retail	89.5	0.4%	87.0	0.4%
Land	30.2	0.1%	28.7	0.1%
	$493.7	2.2%	$488.9	2.1%
New York
Office	261.5	1.2%	259.7	1.1%
Apartment	258.5	1.1%	256.4	1.1%
	$520.0	2.3%	$516.1	2.2%
North Carolina
Retail	106.5	0.5%	106.5	0.5%
Industrial	105.6	0.5%	102.7	0.5%
Apartment	78.1	0.3%	78.2	0.3%
	$290.2	1.3%	$287.4	1.3%
Oregon
Apartment	30.2	0.1%	29.9	0.1%
Office	29.8	0.1%	51.0	0.2%
	$60.0	0.2%	$80.9	0.3%
Pennsylvania
Retail	53.0	0.2%	59.4	0.3%
	$53.0	0.2%	$59.4	0.3%
South Carolina
Apartment	89.4	0.4%	87.7	0.4%
	$89.4	0.4%	$87.7	0.4%
Tennessee
Retail	89.9	0.4%	85.6	0.4%
Industrial	81.2	0.4%	77.1	0.3%
Apartment	45.1	0.2%	43.2	0.2%
	$216.2	1.0%	$205.9	0.9%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	March 31, 2026		December 31, 2025
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Texas
Industrial	1,115.7	4.9%	1,114.0	4.9%
Office	657.8	2.9%	676.2	3.0%
Apartment	463.6	2.1%	513.8	2.3%
Retail	99.5	0.4%	100.0	0.4%
Hotel	96.9	0.4%	96.0	0.4%
	$2,433.5	10.7%	$2,500.0	11.0%
Utah
Office	45.4	0.2%	45.5	0.2%
Industrial	36.7	0.2%	36.7	0.2%
	$82.1	0.4%	$82.2	0.4%
Virginia
Apartment	406.5	1.8%	409.1	1.8%
Retail	129.9	0.6%	135.5	0.6%
Office	80.1	0.3%	79.4	0.3%
	$616.5	2.7%	$624.0	2.7%
Washington
Industrial	652.7	2.8%	658.4	2.9%
Apartment	289.6	1.3%	285.7	1.3%
	$942.3	4.1%	$944.1	4.2%
Washington D.C.
Office	611.4	2.7%	640.2	2.8%
Apartment	279.5	1.2%	286.7	1.3%
	$890.9	3.9%	$926.9	4.1%
TOTAL REAL ESTATE PROPERTIES
(Cost: $12,994.7 and $12,973.4)	$16,023.0	70.5%	$15,975.4	70.2%

REAL ESTATE JOINT VENTURES
Location/Sector	March 31, 2026		December 31, 2025
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Arizona
Apartment	31.5	0.1%	31.7	0.1%
	$31.5	0.1%	$31.7	0.1%
California
Office	624.6	2.7%	597.2	2.6%
Retail	38.3	0.2%	38.7	0.2%
	$662.9	2.9%	$635.9	2.8%
Florida
Retail	384.2	1.7%	398.6	1.8%
	$384.2	1.7%	$398.6	1.8%
Georgia
Apartment	18.6	0.1%	18.2	0.1%
	$18.6	0.1%	$18.2	0.1%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE JOINT VENTURES
Location/Sector	March 31, 2026			December 31, 2025
	Fair Value		% of Net Assets	Fair Value	% of Net Assets
Maryland
Office	36.1		0.1%	36.5	0.2%
Retail	16.8		0.1%	17.1	0.1%
	$52.9		0.2%	$53.6	0.3%
Massachusetts
Office	153.5		0.7%	156.5	0.7%
	$153.5		0.7%	$156.5	0.7%
Nevada
Retail	408.5		1.8%	414.8	1.8%
	$408.5		1.8%	$414.8	1.8%
New York
Industrial	65.3		0.3%	67.3	0.3%
Office	48.1		0.2%	19.5	0.1%
Retail	29.7		0.1%	28.3	0.1%
Apartment	—		—%	46.6	0.2%
	$143.1		0.6%	$161.7	0.7%
North Carolina
Land	23.6		0.1%	23.6	0.1%
Office	22.5		0.1%	22.8	0.1%
Apartment	1.6		—%	—	—%
Retail	0.7	(1)	—%	3.8	—%
	$48.4		0.2%	$50.2	0.2%
South Carolina
Apartment	108.4		0.5%	106.1	0.5%
	$108.4		0.5%	$106.1	0.5%
Tennessee
Retail	180.9		0.8%	182.5	0.8%
	$180.9		0.8%	$182.5	0.8%
Texas
Office	306.2		1.4%	305.9	1.3%
Industrial	53.3		0.2%	49.1	0.2%
	$359.5		1.6%	$355.0	1.5%
Various(2)
Storage	1,216.0		5.4%	1,206.5	5.3%
Apartment	657.4		2.9%	660.0	2.9%
Office	533.1		2.3%	500.9	2.2%
	$2,406.5		10.6%	$2,367.4	10.4%
Foreign(3)
Land	178.0		0.8%	166.6	0.7%
	$178.0		0.8%	$166.6	0.7%
TOTAL REAL ESTATE JOINT VENTURES
(Cost: $5,098.6 and $5,115.5)	$5,136.9		22.6%	$5,098.8	22.4%
(1)Represents residual equity value of the joint venture investment after property disposition.
(2)Properties within these investments are located throughout the United States.
(3)Property is located outside of the United States.

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES
	March 31, 2026		December 31, 2025
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
U.S. treasury securities	695.5	3.0%	899.4	3.9%
U.S. government agency notes	490.7	2.2%	621.1	2.7%
Reverse repurchase agreements	367.5	1.6%	208.2	0.9%
TOTAL MARKETABLE SECURITIES
(Cost: $1,553.8 and $1,728.6)	$1,553.7	6.8%	$1,728.7	7.5%

TOTAL REAL ESTATE FUNDS
(Cost: $905.3 and $918.3)	$804.3	3.5%	$839.6	3.7%

TOTAL REAL ESTATE OPERATING BUSINESS
(Cost: $621.8 and $621.8)	$1,082.0	4.8%	$1,072.6	4.7%

TOTAL LOANS RECEIVABLE
(Cost: $792.1 and $945.1)	$522.5	2.3%	$620.1	2.7%

TOTAL LOANS RECEIVABLE WITH RELATED PARTIES
(Cost: $41.8 and $70.3)	$41.8	0.2%	$70.3	0.3%

TOTAL INVESTMENTS
(Cost: $22,008.1 and $22,373.0)	$25,164.2	110.7%	$25,405.5	111.5%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE ACCOUNT'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Account’s financial condition and results of operations should be read together with the Consolidated Financial Statements and notes contained in this report, the audited Consolidated Financial Statements and accompanying notes contained in the Account’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026 (the “Form 10-K”), and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below, the section entitled “Item 1A. Risk Factors” of the Account's 2025 Form 10-K and the section entitled “Item 1.A Risk Factors” of this Quarterly Report on Form 10-Q and the Account’s previous Quarterly Reports on Form 10-Q, as such risk factors may be updated in subsequent reports. The past performance of the Account is not indicative of future results.
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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended March 31, 2026 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.
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
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. Management intends that the Account will not hold more than 10% of net assets in such securities on a long-term basis. As of March 31, 2026, the Account did not hold any publicly traded REITs or CMBS.
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
Liquid, Fixed-Income Investments. The Account will invest the remaining portion of its assets (targeted to be between 15% and 25% of its net assets) in the following types of liquid, fixed income investments:
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
Foreign Investments. The Account may also make foreign real estate, foreign real estate-related investments and foreign liquid, fixed-income investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management does not intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of March 31, 2026, the fair value of the Account's foreign real estate investments was $178.0 million, or 0.8% of net assets.
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
FIRST QUARTER 2026 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook

Key Macro Economic Indicators*	Actuals		Forecast
	2025	1Q 2026	2026	2027
Economy(1)
Gross Domestic Product (“GDP”)	2.0%	3.1%	2.0%	1.8%
Employment Growth (2)	10	68	32	75
Unemployment Rate	4.4%	4.3%	4.6%	4.5%
Interest Rates(3)
10 Year Treasury	4.2%	4.3%	4.3%	4.3%
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
Global economic growth continued at a solid pace at the start of 2026 led by improved activity in the U.S. and Europe and unexpected strength in China’s economy. Geopolitical pressures have intensified driven by the conflict in the Middle East, introducing an additional layer of risk into the global economic outlook. Energy importing nations in Europe and Asia are particularly exposed, but rising energy prices will put upward pressure on inflation and long-term interest rates in most major economies.
The U.S. economy reaccelerated in the first quarter as GDP grew at an estimated 3.1% annualized pace after slowing significantly at the end of 2025. Improved consumer spending and continued business investment in AI capacity helped drive stronger activity during the quarter, pushing year-over-year growth up to 3.0%. Rising oil prices stemming from the conflict with Iran caused inflation to jump to the highest point in nearly three years at the end of the quarter. However, the economy received a boost from the Supreme Court decision ruling many of the tariffs implemented in 2025 as unlawful. In addition, several tax cuts and other provisions in the One Big Beautiful Bill Act took effect at the start of the year, providing support for manufacturing activity and consumer spending. Labor market conditions showed modest improvement during the quarter, though the environment remained soft overall, with the economy adding an average of 68,000 jobs per month. Job growth continued to be uneven across sectors, as traditional office-using industries experienced employment contraction while education and healthcare remained a consistent source of job creation.
The Federal Reserve held short-term interest rates steady during the quarter, adopting a wait and see posture as policymakers assessed the potential economic fallout from the conflict in Iran. Federal officials have signaled that they are unlikely to respond directly to inflation caused by energy price shocks but remain concerned about inflation expectations in the economy. Markets now expect only one rate cut throughout the remainder of 2026, with additional cuts likely in 2027. Yields on 10-year Treasuries jumped following the first attacks in Iran, finishing the first quarter at 4.34% from 4.18% at the end of 2025.

Economic conditions in Europe continued to improve in the first quarter, supported by stronger growth in the United Kingdom and expansionary fiscal policy in Germany. The developed economies in Europe are net importers of energy, however, and will be impacted more acutely by the recent conflict in Iran. Central banks in the region are in a favorable position as inflation has trended towards target in most European economies in recent quarters, but rate hikes have become increasingly likely given rising oil and natural gas prices.
In Asia, China's economy expanded 5.0% year-over-year in the first quarter of 2026, surpassing expectations and providing a positive catalyst for broader regional growth. While reduced U.S. tariffs have served as a meaningful tailwind for Asian economies, the full implications of the ongoing Middle East conflict on the region remain uncertain. Similar to Europe, the majority of Asia's largest economies are net energy importers, with significant exposure through the contested Strait of Hormuz, leaving them vulnerable to inflationary pressures and downside risks to economic growth should tensions in the Middle East persist.
Real Estate Market Conditions and Outlook
Like the broader macroeconomy, the outlook for commercial real estate faces an additional layer of risk stemming from macroeconomic and geopolitical uncertainty. An extended period of renewed high inflation in the U.S. economy could translate to higher long-term interest rates and slower economic activity, with negative implications for property values and fundamentals performance. However, commercial real estate is relatively well positioned among asset classes for resilience in this kind of environment. For one, property values in the commercial sector already experienced a significant adjustment period spanning from the end of 2022 to the beginning of 2024, primarily triggered by the sharp rise in long-term interest rates during 2022. This previous correction reduces the probability of another substantial drop in valuations and creates a favorable opportunity for those looking to invest as the market enters a fresh expansion phase. Additionally, new construction activity has been tapering across most property types, which should provide some stability to property market fundamentals even in an adverse macroeconomic environment
The Account returned 0.61% in the first quarter of 2026 and 3.60% since March 31, 2025. The Account had slight appreciation in property values in the first quarter and property fundamentals remain strong. Future transaction activity will be consistent with the Account’s multi-year strategy of reducing exposure to anticipated underperforming sectors such as traditional office and regional malls and increasing allocations to anticipated outperforming sectors such as housing, industrial, necessity retail, and alternatives.
Data for the Account’s top five markets in terms of market value as of March 31, 2026 are provided below. The five markets presented below represent 40.0% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 90.7% leased.

Top 5 Metro Areas by Fair Market Value	Account % Leased	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio*	Metro Area Fair Value as a % of Total Investments*
Riverside-San Bernardino-Ontario, CA	91.3%	6	8.6%	7.3%
Washington-Arlington-Alexandria, DC-VA-MD-WV	88.2%	17	8.5%	7.2%
Dallas-Fort Worth-Arlington, TX	95.2%	12	8.4%	7.1%
Los Angeles-Long Beach-Anaheim, CA	88.8%	19	8.4%	7.1%
Atlanta-Sandy Springs-Roswell, GA	92.0%	8	6.1%	5.1%
*Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.
Office
The office sector continues to exhibit signs of recovery. Net absorption remained positive for a third consecutive quarter, and vacancy fell by 11 basis points over the quarters. Additionally, we see attractive opportunities emerging for high-quality assets. Newer properties have collectively seen improving occupancy since early 2024. Starts are at near record lows, leading to virtually no new supply over the mid-term and net negative supply after factoring in demolitions and conversions of obsolete space into other uses. The result will likely be a shortage of high-quality space. However, demand is expected to remain historically weak due to flat employment growth in the primary office-using sectors. Prices bottomed early last year, falling 40% from the peak and have increased by 4.4% since. A supply shortage of quality assets combined with comparatively high going-in yields are starting to drive a compelling relative value opportunity.
Vacancy nationwide had a modest decrease from 14.1% in the fourth quarter of 2025 to 14.0% in the first quarter of 2026, as reported by CoStar. Leasing activity decreased to 82.9% in the first quarter of 2026, a 0.6% regression from the fourth quarter of 2025. Management attributes the decline in occupancy to ongoing tenant downsizing, which they believe is primarily driven by the continued adoption of hybrid work arrangements and prevailing macroeconomic conditions. Additionally, uneven demand across the sector has contributed to elevated vacancy levels. The vacancy rate within the Account’s office portfolio increased from 16.5% in the fourth quarter of 2025 to 17.1% in the first quarter of 2026. The increase in the San Diego metro area was primarily due to reduced leasing activity and the lagged impact of negative vacancy recorded throughout most of 2025. In the Dallas and New York metro areas, vacancy rates have risen as economic uncertainty and the continued adoption of hybrid work models have softened tenant demand and driven relocations across both markets. Additionally, a trend has accelerated, with tenants increasingly favoring newer, higher-quality assets over older building stock, creating challenges for legacy office properties.

			Account Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	Q1 2026	Q4 2025	Q1 2026	Q4 2025
All Office			17.1%	16.5%	14.0%	14.1%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$727.6	2.9%	20.8%	20.8%	17.6%	17.7%
Dallas-Fort Worth-Arlington, TX	627.8	2.5%	9.3%	9.0%	17.9%	17.9%
San Diego-Carlsbad, CA	618.4	2.5%	11.0%	5.4%	12.5%	12.5%
New York-Newark-Jersey City, NY-NJ-PA	332.1	1.3%	9.8%	8.6%	13.2%	13.4%
Houston-The Woodlands-Sugar Land, TX	306.2	1.2%	10.5%	11.9%	19.8%	19.7%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account's vacancy is defined as the percentage of unleased square footage.
Industrial
Industrial fundamentals were relatively stable in the first quarter, with vacancy in the sector increasing to 7.5% in the first quarter of 2026 according to Costar. Demand growth registered 30.6 million square feet during the quarter, up from 23.9 million square feet in the first quarter of 2025. Supply growth, which drove much of the vacancy increase in 2023-2024, continues to outpace demand but hit an 8-year low of 48.3 million square feet in the first quarter of 2026. New construction starts continue to hover near decade-lows, so supply growth should remain subdued in coming quarter. Demand growth remains hampered by macroeconomic uncertainty and consolidation efforts among occupiers, which has prompted a flight to quality in the sector that will likely continue throughout the remainder of 2026. Consequently, well-located functional industrial space remains an attractive target for investment, well-positioned to outperform as fundamentals continue to stabilize in coming quarters.
The national industrial vacancy rate increased to 7.5% in the first quarter of 2026, compared to 7.4% in the previous quarter, as reported by CoStar. The average vacancy rate of the industrial properties held by the Account increased from 8.7% in the fourth quarter of 2025 to 9.3% in the first quarter of 2026. The increase was driven by a combination of multiple lease expirations, subdued tenant demand, and new supply outpacing absorption. Conversely, the Los Angeles and Miami metro markets demonstrated improved fundamentals, with vacancy rates compressing as heightened port activity and a constrained development inventory combined to strengthen tenant demand.

			Account Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	Q1 2026	Q4 2025	Q1 2026	Q4 2025
All Industrial			9.3%	8.7%	7.5%	7.4%
Riverside-San Bernardino-Ontario, CA	$1,828.8	7.3%	8.7%	8.7%	8.8%	8.8%
Dallas-Fort Worth-Arlington, TX	750.9	3.0%	1.9%	1.9%	8.7%	9.0%
Los Angeles-Long Beach-Anaheim, CA	595.4	2.4%	14.9%	15.3%	6.6%	6.2%
Seattle-Tacoma-Bellevue, WA	592.0	2.4%	17.7%	17.7%	9.7%	9.4%
Miami-Fort Lauderdale-West Palm Beach, FL	574.9	2.3%	1.4%	2.9%	7.4%	6.7%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account's vacancy is defined as the percentage of unleased square footage.

Multi-Family
The multifamily sector continued toward a more balanced supply-demand dynamic after a historic wave of new deliveries and absorption in recent years. Preliminary data from Costar shows that net absorption in the first quarter of 2026 registered approximately 83,000 units, down over 30% from the 121,000 units absorbed during the same period in 2025. Apartment demand faces some headwinds from reduced immigration trends, but affordability challenges in the for-sale housing market will continue to provide support in coming quarters. Like other sectors, reduced construction activity will help stabilize vacancy for the apartment market over the medium term and we expect apartment fundamentals to gradually improve as the pipeline of projects currently under construction is exhausted.
The national apartment vacancy rate modestly increased to 7.1% in the first quarter of 2026 compared to 7.0% in the previous quarter, as reported by CoStar. The vacancy rate of the Account’s apartment properties decreased from 6.9% in the fourth quarter of 2025 to 5.4% in the first quarter of 2026. The decrease was driven by robust tenant demand and elevated lease renewal activity, coupled with a deceleration in new construction deliveries.

			Account Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	Q1 2026	Q4 2025	Q1 2026	Q4 2025
All Apartment			5.4%	6.9%	7.1%	7.0%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$759.0	3.0%	4.7%	7.5%	7.4%	7.1%
Los Angeles-Long Beach-Anaheim, CA	609.4	2.4%	5.0%	6.7%	5.2%	5.0%
Miami-Fort Lauderdale-West Palm Beach, FL	510.1	2.0%	4.2%	6.0%	5.8%	5.8%
Atlanta-Sandy Springs-Roswell, GA	371.8	1.5%	5.5%	7.1%	10.1%	9.9%
Tampa-St. Petersburg-Clearwater, FL	301.5	1.2%	4.3%	6.8%	8.8%	8.7%
*Source: RealPage. Market vacancy is the percentage of units vacant. The Account's vacancy is defined as the percentage of unleased square footage..
Retail
Retail fundamentals have shown resilience despite uncertainty pertaining to changing US policy, a slowing economy, and growing pressure on discretionary spending. Vacancy rates modestly increased from historic lows due to store closures that occurred in the first half of 2025, however, the vacancy rate started to improve in the second half of the year on the back of stable leasing activity. Vacancy rates are forecast to improve in the first quarter of 2026 as leasing activity translates to move-ins and absorption of vacant space. Construction activity remains at historic lows, which provides a buffer for occupancy rates should demand moderate. Leasing continues to be dominated by smaller format, freestanding, or in-line spaces with service-based tenants leading growth. The mall sector continues to see a performance gap determined by quality and relevance with consumers with Class A and higher-rated malls maintaining strong performance while lower-rated properties see higher turnover. Meanwhile, necessity-based and grocery-anchored retail properties demonstrate defensive characteristics, as grocery spending typically remains relatively inelastic during periods of economic uncertainty.
The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls in large metropolitan or tourist centers, which tend to have higher vacancy rates than the overall national retail market. The Account has over 1,100 retailers across its portfolio, with its largest retail exposure comprising less than 5.0% of total retail rentable area. The retail portfolio is managed to minimize significant exposure to any single retailer. The national vacancy rate for retail increased from 4.3% in the fourth quarter of 2025 to 4.4% in the first quarter of 2026. The average vacancy rate of the retail properties held by the Account decreased from 9.3% to 7.4% over the period. In contrast, vacancy within the neighborhood, community, and strip center sector edged higher, pressured by major lease terminations and property dispositions. The lifestyle and mall segment experienced meaningful vacancy compression, supported by robust retailer leasing activity, particularly for high-quality space, alongside the successful backfilling of previously vacated locations. Similarly, power center vacancy continued its downward trajectory, driven by the sustained expansion of necessity based retailers and the productive absorption of previously vacant spaces.

			Account Vacancy		Market Vacancy*
	Total Exposure ($M)	% of Total Investments	Q1 2026	Q4 2025	Q1 2026	Q4 2025
All Retail			7.4%	9.3%	4.4%	4.3%
Lifestyle & Mall	$1,138.4	4.5%	4.3%	9.0%	8.8%	8.6%
Neighborhood, Community & Strip	1,041.1	4.1%	11.3%	9.6%	6.2%	6.1%
Power Center**	338.7	1.3%	10.5%	11.5%	4.9%	4.6%
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
Hotel
Consistent with the fourth quarter, the first quarter of 2026 continued to benefit from the recovery in business and group travel, while leisure and event travel remained modestly resilient despite rising economic uncertainty. Looking ahead, hotel occupancy faces potential headwinds stemming from ongoing geopolitical tensions, though the full impact on performance remains to be determined.
The Account's exposure to the hospitality sector is limited to one hotel in the Dallas metro area. The hotel is located in a business park in the Dallas metro area and caters largely to business travelers. Key metrics to track hotel performance include occupancy, the average daily rate (“ADR”) and revenue per available room (“RevPAR”). For the quarter ended March 31, 2026, occupancy of the property increased to 63.9%, as compared to 60.2% in the previous quarter. ADR and RevPAR were $165.27 and $105.63, respectively, for the first quarter of 2026, as compared to $153.98 and $159.54, respectively, in the prior quarter.
INVESTMENTS
As of March 31, 2026, the Account had total net assets of $22.7 billion, a 0.1% decrease from December 31, 2025.
As of March 31, 2026, the Account held 84.1% of its total investments in real estate and real estate joint ventures. The Account also held a real estate operating business representing 4.3% of total investments, real estate funds representing 3.2% of total investments, U.S treasury securities representing 2.8% of total investments, investments in loans receivable, including those with related parties, representing 2.3% of total investments, U.S. government agency notes representing 1.9% of total investments and U.S. short term repos representing 1.4% of total investments.
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of March 31, 2026 was $0.6 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $2.5 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the Consolidated Schedules of Investments. As of March 31, 2026, the total outstanding principal on the Account’s portfolio was $5.1 billion, inclusive of loans payable within the joint venture investments, $256.2 million in loans collateralized by a loan receivable, $160.0 million outstanding on the Account's line of credit and $1,600.0 million in senior notes payable. This amount represented a loan-to-value ratio of 18.1%.
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
The following table lists the Account's ten largest investments as of March 31, 2026. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Concentrations of Risk.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Simpson Housing Portfolio	80.0%	Various	U.S.A.	Apartment	$1,020.9	$481.4	$539.5	4.3%	3.7%
Ontario Industrial Portfolio	100.0%	Ontario	CA	Industrial	945.4	—	945.4	4.0%	3.4%
Fashion Show	50.0%	Las Vegas	NV	Retail	821.1	420.0	401.1	3.5%	3.0%
Campus Pointe Consolidation	43.44%	San Diego	CA	Office	622.6	—	622.6	2.6%	2.3%
Lincoln Centre	100.0%	Dallas	TX	Office	586.9	—	586.9	2.5%	2.1%
Storage Portfolio II	90.0%	Various	U.S.A.	Storage	577.8	171.7	406.1	2.4%	2.1%
The Florida Mall	50.0%	Orlando	FL	Retail	531.1	307.5	223.6	2.3%	1.9%
Dallas Industrial Portfolio	100.0%	Dallas	TX	Industrial	512.1	—	512.1	2.2%	1.9%
1001 Pennsylvania Avenue	100.0%	Washington	D.C.	Office	420.4	—	420.4	1.8%	1.5%
Seavest MOB	98.8%	Various	U.S.A.	Office	410.3	73.4	336.9	1.7%	1.5%
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

Results of Operations
Three months ended March 31, 2026 compared to Three months ended March 31, 2025
Net Investment Income
The following table shows the results of operations for the three months ended March 31, 2026 and 2025 and the dollar and percentage changes for those periods (dollars in millions).

	For the Three Months Ended March 31,		Change
	2026	2025	$	%
		2
Real estate income, net:
Rental income	$303.8	$321.8	$(18.0)	(5.6)%
Real estate property level expenses:
Operating expenses	82.6	82.9	(0.3)	(0.4)%
Real estate taxes	43.4	45.9	(2.5)	(5.4)%
Interest expense	11.1	20.1	(9.0)	(44.8)%
Total real estate property level expenses	137.1	148.9	(11.8)	(7.9)%
Real estate income, net	166.7	172.9	(6.2)	(3.6)%
Income from real estate joint ventures	43.2	51.5	(8.3)	(16.1)%
Income from real estate funds	3.4	12.2	(8.8)	(72.1)%
Interest income	25.5	36.4	(10.9)	(29.9)%
TOTAL INVESTMENT INCOME	238.8	273.0	(34.2)	(12.5)%
Expenses:
Investment management charges	18.3	18.6	(0.3)	(1.6)%
Administrative charges	15.0	15.4	(0.4)	(2.6)%
Distribution charges	2.5	3.1	(0.6)	(19.4)%
Liquidity guarantee charges	15.7	15.6	0.1	0.6%
Interest expense	20.7	9.6	11.1	115.6%
TOTAL EXPENSES	72.2	62.3	9.9	15.9%
INVESTMENT INCOME, NET	$166.6	$210.7	$(44.1)	(20.9)%
The table below illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the three months ended March 31, 2026 and 2025, "same property", as compared to the comparative increases or decreases associated with the acquisition and disposition of properties made in either period.

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2026	2025	$	%	2026	2025	$	%	2026	2025	$	%
Same Property	$268.3	$282.5	$(14.2)	(5.0)%	$73.0	$71.5	$1.5	2.1%	$39.9	$39.5	$0.4	1.0%
Properties Acquired	27.4	—	27.4	N/M	6.1	—	6.1	N/M	3.8	—	3.8	N/M
Properties Sold	8.1	39.3	(31.2)	(79.4)%	3.5	11.4	(7.9)	(69.3)%	(0.3)	6.4	(6.7)	(104.7)%
Impact of Properties Acquired/Sold	35.5	39.3	(3.8)	(9.7)%	9.6	11.4	(1.8)	(15.8)%	3.5	6.4	(2.9)	(45.3)%
Total Property Portfolio	$303.8	$321.8	$(18.0)	(5.6)%	$82.6	$82.9	$(0.3)	(0.4)%	$43.4	$45.9	$(2.5)	(5.4)%
N/M—Not meaningful
Rental Income:
Rental income decreased by $18.0 million, or 5.6%, when compared to the first quarter of 2025, attributable to elevated vacancy levels specifically in the office sector, as well as inflationary pressures impacting overall portfolio performance. Additionally, the prior quarter benefited from certain non-recurring items within the retail sector, including increased tenant concessions and income recognized from early lease termination payments, which did not repeat in the current quarter.
Operating Expenses:
Operating expenses decreased $0.3 million, or 0.4%, compared to the first quarter of 2025, primarily due to net property dispositions and acquisitions, as reflected in the table above, as well as reduced repairs and maintenance and the absence of non-recurring expenses.
Real Estate Taxes:
Real estate taxes decreased $2.5 million, or 5.4%, when compared to the same quarter in 2025, primarily driven by net disposition and acquisition activity.
Interest Expense:
Interest expense decreased $9.0 million, or 44.8%, primarily due to lower average outstanding principal balance on loans payable, as compared to the same quarter in 2025.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures decreased $8.3 million, or 16.1%, when compared to the same quarter in 2025, as a result of lower distributed income from two multi-family properties located in various locations and a retail mall in Las Vegas, Nevada. Lower distributed income is the result of higher expenses incurred by the Account's joint ventures.
Income from Real Estate Funds:
Income from real estate funds decreased $8.8 million, or 72.1%, when compared to the same quarter in 2025, primarily as a result of lower dividends received primarily from one of the Account's real estate fund investments. Lower dividends are attributable to higher expenses incurred by the Account's real estate funds.
Interest Income:
Interest income decreased $10.9 million, or 29.9%, in comparison to the same quarter of 2025, due to a reduction in the Account's loan receivable portfolio.
Expenses:
Investment management, administrative and distribution expenses charged to the Account by TIAA and one of its affiliates are charged on an at-cost basis and are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account’s portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at cost basis. Investment management expenses decreased by $0.3 million when compared to the prior year first quarter due to a reduction in the Account's rates. Administrative expenses decreased $0.4 million due to a reduction in headcount and professional fees. Distribution charges decreased $0.6 million when compared to the prior year first quarter due to a decrease in the charge rates.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA’s assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account’s net assets. There were no mortality and expense risk expenses charged by TIAA in the comparative periods. Liquidity guarantee expenses were $0.1 million higher than the comparable period of 2025 which remained relatively flat for both periods.
Interest expense on the Account's unsecured debt increased $11.1 million when compared to the same quarter of 2025, driven by growth in the Account's senior notes payable.

Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized losses on investments and debt for the three months ended March 31, 2026 and 2025 and the dollar and percentage changes for those periods (millions).

	For the Three Months Ended March 31,		Change
	2026	2025	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on investments:
Real estate properties	$(89.7)	$(187.4)	$97.7	52.1%
Real estate joint ventures	(61.2)	9.5	(70.7)	(744.2)%
Real estate funds	25.7	—	25.7	N/M
Loans receivable	(56.0)	—	(56.0)	N/M
Loans payable	34.7	—	34.7	N/M
Total realized gain (loss) on investments	(146.5)	(177.9)	31.4	17.7%
Net change in unrealized gain (loss) on:
Real estate properties	26.3	111.2	(84.9)	(76.3)%
Real estate joint ventures	60.1	81.1	(21.0)	(25.9)%
Real estate funds	(22.2)	(3.7)	(18.5)	(500.0)%
Real estate operating business	9.4	(0.2)	9.6	4,800.0%
Marketable securities	(0.2)	(0.1)	(0.1)	(100.0)%
Loans receivable	55.4	0.8	54.6	6,825.0%
Loans payable	(24.8)	4.3	(29.1)	(676.7)%
Other unsecured debt	14.9	(6.5)	21.4	329.2%
Net change in unrealized gain (loss) on investments and debt	118.9	186.9	(68.0)	(36.4)%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT	$(27.6)	$9.0	$(36.6)	(406.7)%
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized losses of $63.4 million during the first quarter of 2026, compared to $76.2 million of net realized and unrealized losses during the comparable quarter of 2025. Current period realized losses in the first quarter of 2026 were attributable to the dispositions of two multi-family property in Texas and California; two office properties in Massachusetts and Oregon; and a retail property in Pennsylvania. Unrealized gains were largely attributable to office and multi-family properties, due to increased investor demand and selective rebound in high quality office assets. Prior period realized losses in the first quarter of 2025 were primarily attributable to the dispositions of a multi-family property in Texas and an office property in Washington, DC. Unrealized gains were largely attributable to multi-family and industrial properties, due to stabilized demand and compressed capitalization rates.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized losses of $1.1 million during the first quarter of 2026, compared to $90.6 million of net realized and unrealized gains during the first quarter of 2025. Unrealized gains for the current quarter were primarily driven by the Account's joint venture investments in the office and multifamily sectors, reflecting increased market demand and compressed capital rates. Realized loss was attributable to the disposition of a multi-family property in New York. Prior period gains were comprised of unrealized appreciation driven by the Account's joint venture investments in the office and retail sectors, reflecting improved asset-specific performance and reduced leasing concessions, as well as realized gains resulting from the disposition of five student housing properties located across Texas, North Carolina, Indiana, and Florida

Real Estate Funds:
Real estate funds experienced net realized and unrealized gains of $3.5 million during the first quarter of 2026, compared to $3.7 million of net realized and unrealized losses during the comparable period of 2025. Realized gain in the first quarter of 2026 is due to sales within one of the Account's real estate fund portfolio. Unrealized losses in the first quarter of 2026 were driven by unfavorable changes in capitalization rates and lowered investor demand, resulting in unfavorable valuations for the Account's real estate fund investments. Prior period unrealized losses were driven by unfavorable changes in capitalization rates and downward revisions to projected cash flow, resulting in unfavorable valuations for the Account's real estate fund investments.
Real Estate Operating Business:
The Account's real estate operating business experienced unrealized gains of $9.4 million during the first quarter of 2026, compared to $0.2 million of unrealized losses in the first quarter of 2025. Unrealized gains in the first quarter of 2026 were primarily attributable to a reduction in upfront costs and an increase in income derived from core business operations. Prior period unrealized loss was the result of a slightly unfavorable valuation during the quarter.
Marketable Securities:
The Account's marketable securities recognized unrealized losses of $0.2 million during the first quarter of 2026, driven by fluctuations in U.S. Treasury rates during the period. Compared to unrealized losses of $0.1 million recorded in the first quarter of 2025, representing a modest increase period over period.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced net realized and unrealized losses of $0.6 million during the first quarter of 2026, compared to $0.8 million of net realized and unrealized gains during the comparable quarter of 2025. The current period net realized and unrealized losses are primarily attributed to the foreclosure of a loan collateralized by an office portfolio and payoff of two loans collateralized by office properties. Additionally, unfavorable valuations on a loan during the period also contributed to the losses recognized during the quarter. The appraised values of the collateral asset properties were lower than the principal value of the loans, which resulted in the unfavorable valuation of the loans receivable. The comparable period unrealized gains are mainly attributed to the favorable valuations of four loans during the period.
Loans Payable:
Loans payable experienced net realized and unrealized gains of $9.9 million in the first quarter of 2026, compared to $4.3 million of unrealized gains during the comparable quarter of 2025. The net gains recognized in the first quarter of 2026 were primarily driven by the disposition of a property and the forgiveness of debt related to an office property in Portland, Oregon, along with the widening of credit spreads and rising market interest rates during the period. The unrealized gains recorded in the first quarter of 2025 were similarly driven by the disposition of a property with associated mortgage debt in Washington, D.C., alongside tightening credit spreads and rising market interest rates.
Other Unsecured Debt:
The Account's other unsecured debt experienced unrealized gains of $14.9 million in the first quarter of 2026, compared to $6.5 million of unrealized losses during the comparable quarter of 2025. The unrealized gains recognized in the current period were primarily attributable to widening credit spreads and the stabilization of market interest rates. The unrealized losses recorded in the prior period were driven by unfavorable shifts in the risk-free yield curve and changes in market assumptions resulting from prevailing political pressures.
Liquidity and Capital Resources
As of March 31, 2026 and December 31, 2025, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $1.6 billion and $1.8 billion, respectively (7.1% and 7.9% of the Account’s net assets at such dates, respectively). The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and contract owner redemption requests (i.e., contract owner transfers, withdrawals or benefit payments). In addition, as disclosed in the Account's 2025 Form 10-K, the Account is able to meet its short-term and long-term liquidity needs through cash provided by operating activities, the available borrowing capacity under its Credit Agreement and the liquidity guarantee provided by TIAA as described below.
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
Although the Account experienced mixed net contract owner outflows and inflows during the first quarter of 2026, the TIAA General Account was not required to purchase any liquidity units this period. TIAA's ownership is approximately 4.01% of the outstanding accumulation units of the Account as of March 31, 2026. The independent fiduciary, which has the right to adjust the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”), has established the trigger point at 45% of the outstanding accumulation units.
Net Investment Income
Net investment income continues to be an additional source of liquidity for the Account. Net investment income was $166.6 million for the three months ended March 31, 2026, as compared to $210.7 million for the comparable period of 2025. The decrease in total net investment income is described more fully in the Results of Operations section.
Leverage
As of March 31, 2026, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments, senior notes payable and any loans outstanding on the Account's Credit Agreement) to total gross asset value (i.e., a "loan -to-value ratio") was 18.1%. The Account intends to maintain its loan-to-value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s net equity interest in joint ventures), with no reduction associated with any indebtedness on such assets.
The Account's Credit Agreement, which is a $1.4 billion unsecured line of credit or credit facility, is used to facilitate near-term investment objectives, as further described in Note 12—Credit Facility. As of March 31, 2026, the Account had $160.0 million outstanding on the line of credit. The Account exercised the second of three extension options to extend the facility's termination date to September 20, 2026. The Account plans to exercise its remaining option before the facility's scheduled maturity in 2026, which extension is subject to customary representations, warranties and closing conditions.
As of March 31, 2026, the total principal outstanding for mortgages on properties held directly by the Account (three of which are collateralized by a loan receivable), the Credit Agreement and senior notes payable were $2.6 billion. There are four mortgage obligations secured by real estate investments wholly-owned by the Account, totaling $238.7 million, that are scheduled to mature within the next twelve months. The Account currently has sufficient liquidity in the form of cash and cash equivalents, short-term securities, and available capacity on the Account's line of credit under the Credit Agreement that can be drawn to meet its current mortgage obligations.

In times of high net inflow activity, in particular during times of high net contract owner transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan-to-value ratio.
Statements of Cash Flows
The following table sets forth the Account's sources and uses of cash flows for the three months ended March 31, 2026 and 2025 (in millions)

	As of Three Months Ended March 31,
	2026	2025
Cash flows provided by (used in):
Operating activities	$143.9	$246.0
Financing activities	$(170.6)	$(351.4)
The following provides information regarding the Account's cash flows from operating and financing activities for the three months ended March 31, 2026.
Operating Activities: The Account's operating cash flows are primarily impacted by net investment income and the purchase or sale of investments and debt. Cash provided by operating activities for the three months ended March 31, 2026, as compared to the prior year period, decreased by approximately $102.1 million. This decline was primarily driven by:
•$223.6 million decrease of payables for securities purchased;
•$171.5 million of lower proceeds from disposition of other investments; and
•$124.3 million of higher purchases of real estate properties;
Offsetting the decrease in cash provided by operating activities above was the following;
• $408.5 million in net decrease in purchases of real estate joint ventures and funds, a larger net decrease in other investments, and an increase in the proceeds from the payoffs of loans receivables.
Financing Activities: The Account's financing cash flows are primarily impacted by contract owner transactions and repayments of debt. For the period ended March 31, 2026, cash used in financing activities decreased $180.8 million compared to the comparable period in 2025, primarily driven by:
•A decrease in net debt repayments of $224.2 million.
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

A summary of the Account's outstanding debt is as follows (in millions):

	March 31, 2026		December 31, 2025
	Principal Balance	% of Total	Principal Balance	% of Total
Secured	$847.1	32.5%	$892.4	33.6%
Unsecured	1,760.0	67.5%	1,760.0	66.4%
Total	$2,607.1	100.0%	$2,652.4	100.0%
Fixed Rate Debt:
Secured	$530.7	20.4%	$531.8	20.1%
Unsecured	1,600.0	61.4%	1,600.0	60.3%
Fixed Rate Debt	$2,130.7	81.8%	$2,131.8	80.4%
Floating Rate Debt:
Secured	$316.4	12.1%	$360.6	13.6%
Unsecured	160.0	6.1%	160.0	6.0%
Floating Rate Debt	$476.4	18.2%	$520.6	19.6%
Total	$2,607.1	100.0%	$2,652.4	100.0%

Recent Transactions
The following describes property and property-related transactions by the Account during the first quarter of 2026. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease.
Real Estate Properties and Joint Ventures
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price(1)
Boggs Road	01/27/2026	100.00%	Industrial	Duluth, GA	$27.3
Cedars Road	01/27/2026	100.00%	Industrial	Lawrenceville, GA	24.0
Southside Industrial Bldg 1 and 2	01/27/2026	100.00%	Industrial	Atlanta, GA	24.3
Southside Industrial Bldg 3	01/27/2026	100.00%	Industrial	Atlanta, GA	35.3
Overmeyer Bldg 1 and 2	01/27/2026	100.00%	Industrial	Forest Park, GA	27.2
Progress Center Bldg 1 and 2	01/27/2026	100.00%	Industrial	Lawrenceville, GA	20.7
Lakes Parkway Bldg 1 and 2	01/28/2026	100.00%	Industrial	Lawrenceville, GA	46.3
Laval Boulevard	01/28/2026	100.00%	Industrial	Lawrenceville, GA	43.0
(1) Represents the purchase price net of closing costs.
Sales

Property Name	Transaction Date	Ownership Percentage	Sector	Location	Net Sales Price(1)		Realized Gain (Loss) on Disposition(2)
1619 Walnut	01/08/2026	100.00%	Retail	Philadelphia, PA	$5.0	$(19.8)	$(19.8)
Fort Point Creative Exchange Portfolio(3)	01/13/2026	100.00%	Office	Boston, MA	55.3	(46.9)	(46.9)
MiMA	01/22/2026	21.00%	Apartment	New York, NY	17.2	(33.9)	(33.9)
Park Creek	02/18/2026	100.00%	Apartment	Fort Worth, TX	49.7	(1.0)	(1.0)
Five Oak	02/24/2026	100.00%	Office	Portland, OR	9.8	(26.5)	(26.5)
Allure at Camarillo	03/16/2026	100.00%	Apartment	Camarillo, CA	68.9		4.5
(1)    Represents the sales price, less selling expenses.
(2)    Majority of the realized gain (loss) was previously recognized as unrealized gains (losses) in the Account's Consolidated Statements of Operations.
(3)    Partial disposition of portfolio investments (34 Farnsworth, 44 Farnsworth and 332 Congress).

Financings
New Debt

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
Five Oaks(1)	03/02/2026	6.75%	Office	03/06/2031	$71.4
(1)    Property held within Four Oaks Place joint venture.
Debt Payoff

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
MiMA(1)	01/22/2026	NYS HFA Bonds	Multi-family	11/01/2041	$67.2
Five Oak(1)	02/24/2026	1.47% + SOFR	Office	08/09/2029	44.2
Five Oaks(2)	03/02/2026	4.43%	Office	01/01/2026	70.8
TREA SV Littleton - SV MOB Denver(3)	03/05/2026	5.62% + SOFR	Office	03/05/2026	15.7
(1)    Debt was extinguished with the sale of the property
(2)     Property held within Four Oaks Place joint venture.
(3)     Property held within Seavest MOB Portfolio.

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
There have been no material changes to the Account's critical accounting policies described in the Account's Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint ventures, funds, an operating business and loans receivable, including those with related parties, which, as of March 31, 2026, represented 93.9% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:
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
As of March 31, 2026, 6.1% of the Account’s total investments were comprised of marketable securities. Marketable securities may include high-quality debt instruments (i.e., government agency notes, repos and U.S. treasury securities) and REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements of the Account's 2025 Form 10-K. As of March 31, 2026, the Account does not invest in derivative financial instruments, although it does engage in hedging activity related to foreign currency denominated investments.
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
In addition to these risks, real estate equity securities (such as REIT stocks and mortgage-backed securities) would be subject to many of the same general risks inherent in real estate investing, making mortgage loans and investing in debt securities. For more information on the risks associated with all of the Account’s investments, see Item 1A. Risk Factors, of the Form 10-K for the year ended December 31, 2025, as such risk factors may be updated in Item 1A of this Form 10-Q or in subsequent reports.

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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2026. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
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
ITEM 1A. RISK FACTORS.
Continued liquidity challenges could adversely impact the Account’s operations, financial condition, growth and prospects and continue to trigger the Account’s Liquidity Guarantee
The Account requires sufficient liquidity to fund ongoing Account-level loan and debt commitments to make payments on its debt obligations as they become due, satisfy contract owner redemption requests, fund purchases and maintenance of portfolio properties, and meet other cash and contractual commitments. Starting in late 2023, the Account experienced a decrease in liquid assets, which was largely due to a spike in contract owner redemption requests (i.e., contract owner withdrawals or benefit payments), influenced by negative trends in the U.S commercial real estate market. These trends were exacerbated by higher interest rates that adversely affected property values. TIAA was required to trigger the Liquidity Guarantee by purchasing liquidity units beginning August 31, 2023 through the second quarter of 2024. The pace of net contract owner outflows has slowed over the period covered by this report and no additional liquidity units were purchased during the first quarter of 2026; however, any reversal or adverse change in the pace or scope of these outflows in future fiscal quarters or periods could have a material adverse effect on the Account’s business, financial condition and results of operations.
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

	(I)	Form of OneIRA Non-Qualified Deferred Annuity Contract (and Rate Schedule)[16]
	(J)	(1) Form of Endorsement to Retirement Choice and Retirement Choice Plus Contracts for Custom Portfolios[17]
(2) Form of Endorsement to Retirement Choice and Retirement Choice Plus Certificates for Custom Portfolios[17]
	(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate[18]
	(L)	(1)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Annuity Contract[19]
(2)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Plus Annuity Contract[19]
	(M)	Form of Retirement Plan Loan Endorsement to Group Retirement Annuity Certificate[20]
	(N)	Form of Retirement Plan Loan Endorsement to Retirement Annuity Contract[21]
	(O)	Form of Retirement Plan Loan Endorsement to Supplemental Retirement Annuity Contract[22]
	(P)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[23]
	(Q)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[24]
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of February 21, 2018, between TIAA, on behalf of the Registrant, and RERC, LLC[12]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.[8]
	(C)	Independent Fiduciary Letter Agreement, dated as of February 10, 2022, between TIAA, on behalf of the Registrant, and Situs AMC Real Estate Valuation Services, LLC.[13]
	(D)	Form of Note Purchase Agreement, dated as of June 10, 2022, by and between TIAA, on behalf of the registrant, and the purchasers party thereto.[30]
	(E)	Form of Note Purchase Agreement, dated as of March 21, 2023, by and between TIAA, on behalf of the registrant, and the purchasers party thereto.[31]

	(F)	First Amendment to the Custodian Agreement, dated as of September 25, 2024 by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.[32]
	(G)	Form of Note Purchase Agreement, dated as of October 22, 2025, by and between TIAA on behalf of the Registrant, and the Purchasers party thereto.[33]
(19)		TIAA Enterprise Material Non-Public Information and Insider Trading Policy[34]
(31)		Rule 13a - 14(a) Certifications*
(32)		Rule 13a - 14(b) and Section 1350 Certifications*
(101)		The following financial information from the Quarterly Report on Form 10-Q for the period ended March 31, 2026 (Unaudited), formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities as of March 31, 2026 (Unaudited), (ii) the Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 (Unaudited), (iii) the Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2026 and 2025 (Unaudited), (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 (Unaudited), and (v) the Notes to the Consolidated Financial Statements (Unaudited).**
(104)		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**
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

(21)Previously filed and incorporated herein by reference to Exhibit 4(N) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 11, 2021 (File No. 33-92990).
(22)Previously filed and incorporated herein by reference to Exhibit 4(O) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 11, 2021 (File No. 33-92990).
(23)Previously filed and incorporated herein by reference to Exhibit 4(P) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 11, 2021 (File No. 33-92990).
(24)Previously filed and incorporated herein by reference to Exhibit 4(Q) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 11, 2021 (File No. 33-92990).
(25)Previously filed and incorporated herein by reference to Exhibit 4(C)(2) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 9, 2023 (File No. 33-92990).
(26)Previously filed and incorporated herein by reference to Exhibit 4(E)(3) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 9, 2023 (File No. 33-92990).
(27)Previously filed and incorporated herein by reference to Exhibit 4(E)(4) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 9, 2023 (File No. 33-92990).
(28)Previously filed and incorporated herein by reference to Exhibit 4(F)(3) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 9, 2023 (File No. 33-92990).
(29)Previously filed and incorporated herein by reference to Exhibit 4(F)(4) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 9, 2023 (File No. 33-92990).
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
(33)Previously filed and incorporated herein by reference to Exhibit 10(G) to the Account’s Annual Report on Form 10-K, filed with the Commission on March 12, 2026 (File No. 33-92990).
(34)Previously filed and incorporated herein by reference to Exhibit 19 to the Account’s Annual Report on Form 10-K, filed with the Commission on March 12, 2026 (File No. 33-92990).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the sixth day of May 2026.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

	By:	/s/ Colbert Narcisse
May 6, 2026		Colbert Narcisse Senior Executive Vice President, Chief Product Officer, Head of Insurance Solutions & New Markets, Teachers Insurance and Annuity Association of America (Principal Executive Officer)

May 6, 2026	By:	/s/ Christopher Baraks
Christopher Baraks Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)