Form 10-Q
period 2026-06-30
TIAA REAL ESTATE ACCOUNT
filed 2026-08-05
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2026.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to __________
Commission file number: 33-92990; 333-294258
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
Yes ☐  No ☒

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)
(In millions, except per accumulation unit amounts)

	June 30,	December 31,
	2026	2025

ASSETS
Investments, at fair value:
Real estate properties (cost: $13,026.0 and $12,973.4)	$15,978.2	$15,975.4
Real estate joint ventures (cost: $5,109.8 and $5,115.5)	5,206.6	5,098.8
Real estate funds (cost: $935.6 and $918.3)	806.2	839.6
Real estate operating business (cost: $623.5 and $621.8)	1,245.1	1,072.6
Marketable securities (cost: $1,656.2 and $1,728.6)	1,655.8	1,728.7
Loans receivable (principal: $707.4 and $945.1)	432.2	620.1
Loans receivable with related parties (principal: $41.8 and $70.3)	41.8	70.3
Total investments (cost: $22,100.3 and $22,373.0)	$25,365.9	$25,405.5
Cash and cash equivalents	88.6	74.9
Cash held by wholly owned properties	114.2	113.3
Due from investment manager	—	5.1
Other	209.7	215.2
TOTAL ASSETS	$25,778.4	$25,814.0
LIABILITIES
Loans payable, at fair value (principal outstanding: $760.8 and $892.4)	729.4	830.3
Line of credit, at fair value (principal outstanding: $250.0 and $160.0)	250.0	160.0
Other unsecured debt, at fair value (principal outstanding: $1,600.0 and $1,600.0)	1,550.4	1,568.7
Due to investment manager	27.9	—
Accrued real estate property expenses	194.1	211.7
Payable for securities purchased	19.9	223.6
Other	55.6	53.1
TOTAL LIABILITIES	$2,827.3	$3,047.4
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	22,498.8	22,312.7
Annuity Fund	452.3	453.9
TOTAL NET ASSETS	$22,951.1	$22,766.6
NUMBER OF ACCUMULATION UNITS OUTSTANDING	46.0	46.5
NET ASSET VALUE, PER ACCUMULATION UNIT	$489.635	$479.558
See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
INVESTMENT INCOME
Real estate income, net:
Rental income	$314.5	$314.9	$618.3	$636.7
Real estate property level expenses and taxes:
Operating expenses	73.9	73.9	156.5	156.8
Real estate taxes	44.1	45.5	87.5	91.4
Interest expense	10.3	13.2	21.4	33.3
Total real estate property level expenses	128.3	132.6	265.4	281.5
Real estate income, net	186.2	182.3	352.9	355.2
Income from real estate joint ventures	40.6	45.2	83.8	96.7
Income from real estate funds	(0.4)	2.7	3.0	14.9
Interest income	24.3	28.4	49.8	64.8
TOTAL INVESTMENT INCOME	250.7	258.6	489.5	531.6
Expenses:
Investment management charges	18.3	15.8	36.6	34.4
Administrative charges	13.2	13.1	28.2	28.5
Distribution charges	2.6	2.0	5.1	5.1
Liquidity guarantee charges	15.9	15.8	31.6	31.4
Interest expense	20.9	10.5	41.6	20.1
TOTAL EXPENSES	70.9	57.2	143.1	119.5
INVESTMENT INCOME, NET	179.8	201.4	346.4	412.1
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on:
Real estate properties	39.1	(482.6)	(50.6)	(670.0)
Real estate joint ventures	(1.0)	(13.0)	(62.2)	(3.5)
Real estate funds	—	—	25.7	—
Foreign currency translation	—	0.1	—	0.1
Loans receivable	—	(92.9)	(56.0)	(92.9)
Loans payable	—	61.7	34.7	61.7
Net realized gain (loss) on investments and debt	38.1	(526.7)	(108.4)	(704.6)
Net change in unrealized gain (loss) on:
Real estate properties	(76.1)	501.2	(49.8)	612.4
Real estate joint ventures	68.4	(46.1)	128.5	35.0
Real estate funds	(28.4)	5.4	(50.6)	1.7
Real estate operating business	161.5	(27.8)	170.9	(28.0)
Marketable securities	(0.2)	0.1	(0.4)	—
Loans receivable	(5.6)	85.5	49.8	86.3
Loans payable	(5.9)	(1.0)	(30.7)	3.3
Other unsecured debt	3.4	(7.8)	18.3	(14.3)
Net change in unrealized gain (loss) on investments and debt	117.1	509.5	236.0	696.4
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT	155.2	(17.2)	127.6	(8.2)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$335.0	$184.2	$474.0	$403.9

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions, Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
FROM OPERATIONS
Investment income, net	$179.8	$201.4	$346.4	$412.1
Net realized gain (loss) on investments and debt	38.1	(526.7)	(108.4)	(704.6)
Net change in unrealized gain (loss) on investments and debt	117.1	509.5	236.0	696.4
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	335.0	184.2	474.0	403.9
FROM TRANSACTIONS BY CONTRACT OWNERS AND TIAA
Premiums	602.8	648.8	1,284.5	1,462.8
Annuity payments	(10.6)	(10.8)	(21.2)	(21.8)
Death benefits	(42.6)	(35.2)	(75.5)	(68.1)
Withdrawals	(669.7)	(692.1)	(1,477.3)	(1,588.2)
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM TRANSACTIONS BY CONTRACT OWNERS AND TIAA	(120.1)	(89.3)	(289.5)	(215.3)
NET INCREASE (DECREASE) IN NET ASSETS	214.9	94.9	184.5	188.6
NET ASSETS
Beginning of period	22,736.2	22,580.6	22,766.6	22,486.9
End of period	$22,951.1	$22,675.5	$22,951.1	$22,675.5

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions, Unaudited)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$474.0	$403.9
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	108.4	704.6
Net change in unrealized (gain) loss on investments and debt	(236.0)	(696.4)
Purchase of real estate properties	(351.9)	(435.4)
Capital improvements on real estate properties	(119.0)	(139.1)
Proceeds from sales of real estate properties	356.7	462.0
Purchases of real estate joint ventures, funds and operating business	(126.8)	(335.2)
Proceeds from sales of other real estate investments	120.6	286.8
Purchases and originations of loans receivable	(5.4)	(6.2)
Purchases and originations of loans receivable with related parties	(0.1)	(0.1)
Proceeds from payoffs of loans receivable	188.2	0.6
Proceeds from payoffs of loans receivable from related parties	—	27.8
Decrease (Increase) in other investments	92.3	55.8
Net change in from/due to investment manager	33.0	(9.9)
(Decrease) in payable for securities purchased	(223.6)	—
Decrease (Increase) in other assets	5.8	(23.5)
(Decrease) Increase in other liabilities	(14.3)	(38.0)
NET CASH PROVIDED BY OPERATING ACTIVITIES	301.9	257.7
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	90.0	219.0
Payments of mortgage loans	(87.5)	(371.9)
Premiums	1,284.5	1,462.8
Annuity payments	(21.2)	(21.8)
Death benefits	(75.5)	(68.1)
Withdrawals	(1,477.3)	(1,588.2)
NET CASH USED IN FINANCING ACTIVITIES	(287.0)	(368.2)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, CASH HELD BY WHOLLY OWNED PROPERTIES AND RESTRICTED CASH	14.9	(110.5)
CASH, CASH EQUIVALENTS, CASH HELD BY WHOLLY OWNED PROPERTIES AND RESTRICTED CASH
Beginning of period cash, cash equivalents, cash held by wholly owned properties and restricted cash	213.8	323.9
Net (decrease) increase in cash, cash equivalents, cash held by wholly owned properties and restricted cash	14.9	(110.5)
End of period cash, cash equivalents, cash held by wholly owned properties and restricted cash	$228.7	$213.4
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$65.1	$51.7
SUPPLEMENTAL NON-CASH DISCLOSURES
Loan assignment as part of a real estate disposition	$—	$227.0
Loan receivable forgiven or extinguished	$56.0	$—
Debt forgiven in disposition of property	$—	$50.0
Debt extinguished in disposition of property	$44.1	$—
Conversion of loan receivable from related parties to equity	$28.5	$—
Marketable securities purchase pending settlement	$19.9	$—
Interest forgiven in disposition of property	$—	$11.7
See notes to the consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	As of June 30,
	2026	2025
Cash, cash equivalents and cash held by wholly owned properties	$202.8	$179.5
Restricted cash(1)	25.9	33.9
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$228.7	$213.4
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
Interim Financial Information: The Consolidated Financial Statements of the Account as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Account’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”).
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
Pursuant to its existing liquidity guarantee obligation, beginning August 31, 2023 through the year ended December 31, 2025, the TIAA General Account purchased a cumulative total of 1.8 million liquidity units issued by the Account, amounting to $911.3 million. The Account did not experience significant net contract owner outflows during the second quarter of 2026, and the TIAA General Account was not required to purchase any liquidity units. The independent fiduciary, which has the right to adjust the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”), has established the trigger point at 45% of the outstanding accumulation units. As of June 30, 2026, the TIAA General Account owned approximately 4.03% of the outstanding accumulation units of the Account. The independent fiduciary will continue to monitor TIAA's ownership interest in the Account and provide further recommendations as necessary.
Expenses for the services and fees described above are identified as such in the accompanying Consolidated Statements of Operations and are further identified as "Expenses" in Note 14—Financial Highlights.
The Account has loans receivable outstanding with related parties as of June 30, 2026. Two of the loans are with a joint venture partner and the other loans are with joint ventures in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies of the Account's 2025 Form 10-K. References to "SOFR" in the table below and elsewhere in these Notes mean the Secured Overnight Financing Rate, a benchmark interest rate based on the U.S. Treasury bond repurchase market for U.S. dollar-denominated instruments. The following table presents the key terms of the loans as of the reporting date (in millions):

Principal		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
June 30, 2026	December 31, 2025					June 30, 2026	December 31, 2025

$4.8	$4.8	MR MCC 3 Sponsor, LLC(1)	—%	6.00%	12/1/2025	$4.8	$4.8
36.5	36.5	MRA Hub 34 Holding, LLC	95.00%	2.50% + SOFR	12/15/2026	36.5	36.5
0.5	0.5	MRA 34 LLC(1)	—%	3.75% + SOFR	12/15/2026	0.5	0.5
—	28.5	TREA SV 355 West 52nd Street	95.00%	5.20%	6/14/2027	—	28.5
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						$41.8	$70.3
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
As of June 30, 2026, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry.
The Account’s wholly-owned real estate investments and investments in joint ventures are primarily located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of June 30, 2026:

Diversification by Fair Value(1)
	West(2)	South(3)	East(4)	Midwest(5)	Foreign(6)	Total
Industrial	18.5%	12.2%	3.6%	2.1%	—%	36.4%
Apartment	7.1%	10.4%	7.8%	1.0%	—%	26.3%
Office	4.8%	5.2%	6.9%	0.3%	—%	17.2%
Retail	4.5%	4.7%	2.4%	1.2%	—%	12.8%
Other(7)	2.0%	2.5%	1.7%	0.3%	0.8%	7.3%
Total	36.9%	35.0%	22.4%	4.9%	0.8%	100.0%
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
Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2115. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, as of June 30, 2026 and December 31, 2025, are as follows (in millions):

	As of
Years Ended	June 30, 2026		December 31, 2025
2026	$291.1	(1)	$584.2
2027	570.6		543.6
2028	493.5		461.1
2029	424.2		388.5
2030	360.5		319.7
Thereafter	1,225.3		1,129.0
Total	$3,365.2		$3,426.1
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
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (in millions):

	As of
	June 30, 2026	December 31, 2025

Assets:
Right-of-use assets, at fair value	$37.5	$36.6
Liabilities:
Ground lease liabilities, at fair value	$37.5	$36.6
Key Terms:
Weighted-average remaining lease term (years)	60	59.8
Weighted-average discount rate(1)	9.21%	9.03%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.
For the six months ended June 30, 2026 and 2025, operating lease costs related to ground leases were $1.4 million and $1.2 million, respectively. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (in millions):

	As of
	June 30, 2026		December 31, 2025
Years Ended
2026	$1.5	(1)	$2.7
2027	3.1		2.7
2028	3.1		2.8
2029	3.2		2.8
2030	3.2		2.9
Thereafter	480.9		451.8
Total	$495.0		$465.7
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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2026
Real estate properties	$—	$—	$15,978.2	$15,978.2
Real estate joint ventures	—	—	5,206.6	5,206.6
Real estate operating business	—	—	1,245.1	1,245.1
Marketable securities:
U.S. government agency notes	—	763.3	—	763.3
U.S treasury securities	—	475.3	—	475.3
Reverse repurchase agreements	—	417.2	—	417.2
Loans receivable(1)	—	—	474.0	474.0
Loans payable	—	—	(729.4)	(729.4)
Line of credit	—	—	(250.0)	(250.0)
Other unsecured debt	—	(1,550.4)	—	(1,550.4)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2025
Real estate properties	$—	$—	$15,975.4	$15,975.4
Real estate joint ventures	—	—	5,098.8	5,098.8
Real estate operating business	—	—	1,072.6	1,072.6
Marketable securities:
U.S. government agency notes	—	621.1	—	621.1
U.S. treasury securities	—	899.4	—	899.4
Reverse repurchase agreements	—	208.2	—	208.2
Loans receivable(1)	—	—	690.4	690.4
Loans payable	—	—	(830.3)	(830.3)
Line of credit	—	—	(160.0)	(160.0)
Other unsecured debt	—	(1,568.7)	—	(1,568.7)
(1) Includes loans receivable with related parties.

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2026 and 2025 (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(2)	Total Level 3 Investments	Loans Payable	Line of Credit
For the three months ended June 30, 2026
Beginning balance April 1, 2026	$16,023.0	$5,136.9	$1,082.0	$564.3	$22,806.2	$(809.8)	$(160.0)
Total realized and unrealized gains (losses) included in changes in net assets	(37.0)	67.4	161.5	(5.6)	186.3	(5.9)	—
Purchases(1)	170.2	11.6	1.6	2.2	185.6	—	(90.0)
Sales	(178.0)	—	—	—	(178.0)	—	—
Settlements(3)	—	(9.3)	—	(86.9)	(96.2)	86.3	—
Ending balance June 30, 2026	$15,978.2	$5,206.6	$1,245.1	$474.0	$22,903.9	$(729.4)	$(250.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(2)	Total Level 3 Investments	Loans Payable	Line of Credit
For the six months ended June 30, 2026
Beginning balance January 1, 2026	$15,975.4	$5,098.8	$1,072.6	$690.4	$22,837.2	$(830.3)	$(160.0)
Total realized and unrealized gains (losses) included in changes in net assets	(100.4)	66.3	170.9	(6.2)	130.6	4.0	—
Purchases(1)	469.3	70.0	1.6	5.5	546.4	—	(90.0)
Sales	(366.1)	—	—	—	(366.1)	—	—
Settlements(3)	—	(28.5)	—	(215.7)	(244.2)	96.9	—
Ending balance June 30, 2026	$15,978.2	$5,206.6	$1,245.1	$474.0	$22,903.9	$(729.4)	$(250.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(2)	Total Level 3 Investments	Loans Payable	Line of Credit
For the three months ended June 30, 2025
Beginning balance April 1, 2025	$15,546.3	$5,234.5	$1,058.8	$852.6	$22,692.2	$(1,355.8)	$—
Total realized and unrealized gains (losses) included in changes in net assets	18.6	(59.1)	(27.8)	(7.4)	(75.7)	60.7	—
Purchases(1)	392.6	47.6	2.1	4.2	446.5	—	(219.0)
Sales	(506.5)	—	—	—	(506.5)	—	—
Settlements(3)	—	(2.2)	—	(0.3)	(2.5)	361.8	—
Ending balance June 30, 2025	$15,451.0	$5,220.8	$1,033.1	$849.1	$22,554.0	$(933.3)	$(219.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(2)	Total Level 3 Investments	Loans Payable	Line of Credit
For the six months ended June 30, 2025
Beginning balance January 1, 2025	$15,607.0	$5,381.4	$931.8	$877.8	$22,798.0	$(1,585.5)	$—
Total realized and unrealized gains (losses) included in changes in net assets	(57.6)	31.5	(28.0)	(6.6)	(60.7)	65.0	—
Purchases(1)	578.9	91.3	129.3	6.3	805.8	—	(219.0)
Sales	(677.3)	—	—	—	(677.3)	—	—
Settlements(3)	—	(283.4)	—	(28.4)	(311.8)	587.2	—
Ending balance June 30, 2025	$15,451.0	$5,220.8	$1,033.1	$849.1	$22,554.0	$(933.3)	$(219.0)

(1)Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable, assumption of loans payable and line of credit borrowings.
(2)Includes loans receivable with related parties.
(3) Includes operating income for real estate joint ventures net of distributions, payments of loans receivable, and payments of loans payable.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of June 30, 2026.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 12.8% (8.5%) 5.5% - 9.5% (6.9%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0% - 12.5% (7.0%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.7% - 8.5% (7.2%) 5.3% - 6.8% (5.7%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 6.3% (5.2%)
	Residential	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 7.8% (7.0%) 5.3% - 6.3% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.3% - 5.8% (5.0%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 12.0% (7.5%) 5.3% - 9.5% (6.3%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0% - 9.0% (6.1%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.0% 8.0%
		Income Approach—Direct Capitalization	Overall Capitalization Rate	6.5%
	Land	Sales Comparison Approach	Price per projected unit	$55.00 - $149.79 ($102.82)(2)
Real Estate Operating Business(3)		Income Approach—Discounted Cash Flow	Discount Rate Terminal Growth Rate Terminal EBITDA Multiple	13.5% 11.9% 20.0x
		Market Approach	EBITDA Multiple	34.3x
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	53.4% - 71.2% (57.9%) 6.4% - 6.4% (6.4%)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	56.4% - 56.4% (56.4%) 8.3% - 8.3% (8.3%)
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	41.5% - 54.9% (50.9%) 5.6% - 7.3% (6.6%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	41.5% - 54.9% (50.9%) 1.1 - 1.2 (1.2)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.3% - 40.0% (34.8%) 5.6% - 5.7% (5.6%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	30.3% - 40.0% (34.8%) 1.1 - 1.1 (1.1)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	44.5% - 71.2% (54.5%) 5.0% - 6.2% (5.5%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	44.5% - 71.2% (54.5%) 1.2 - 1.5 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	48.4% - 76.1% (55.5%) 5.7% - 7.1% (6.5%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	48.4% - 76.1% (55.5%) 1.2- 1.7 (1.3)

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2025.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 11.0% (8.5%) 5.5% - 10.3% (6.9%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0% - 12.5% (6.9%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 8.1% (7.2%) 5.2% - 6.8% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 6.3% (5.2%)
	Residential	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 9.3% (7.0%) 5.0% - 7.8% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.8% - 7.0% (5.0%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 12.0% (7.4%) 5.5% - 9.5% (6.3%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0% - 9.0% (6.0%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.0% 8.0%
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.8%
	Land	Sales Comparison Approach	Price per projected unit	$55.00 - $140.00 ($101.00)(2)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Operating Business(3)		Income Approach—Discounted Cash Flow	Discount Rate	13.0%
			Terminal Growth Rate	11.4%
		Market Approach	EBITDA Multiple	30.3x
			Terminal EBITDA Multiple	20.0x
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	55.0% - 73.3% (63.6%) 6.2% - 9.3% (6.7%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	51.6% - 68.8% (55.9%) 5.3% - 8.3% (6.0%)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	58.3% - 61.7% (60.6%) 7.0% - 8.3% (7.4%)
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	42.4% - 80.0% (71.4%) 5.8% - 6.7% (6.5%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	42.4% - 80.0% (71.4%) 1.1 - 1.9 (1.7)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.3% - 40.6% (35.1%) 5.4% - 5.9% (5.6%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	30.3% - 40.6% (35.1%) 1.1 - 1.1 (1.1)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	44.8% - 72.8% (56.3%) 4.7% - 6.0% (5.2%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	44.8% - 72.8% (56.3%) 1.2 - 1.5 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	48.7% - 75.4% (53.9%) 5.5% - 7.3% (6.3%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	48.7% - 75.4% (53.9%) 1.2 - 1.6 (1.3)
(1) Equivalency Rate is defined as the prevailing market interest rate used to discount the contractual loan payments.
(2) Calculated per Floor Area Ratio and applied to the planned building area that can be constructed on site.
(3) The fair value measurement was additionally based upon information developed by the third-party valuation provider (including recent transactions), corroborated by the Independent Fiduciary for reasonableness. The valuation of the real estate operating business is then determined based on a weighting of the income approach - discounted cash flow, market approach, and transactions. Transactions for these measurements were utilized in the December 31, 2025 10-K report and not in the current report as of June 30, 2026.
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
Line of Credit: The Account's line of credit under the Credit Agreement are recorded at par as Management believes par approximates fair value due to the short-term nature of the Credit Agreement.
During the six months ended June 30, 2026 and 2025, there were no transfers between Levels 1, 2 or 3.
The amount of total net unrealized (losses) gains included in changes in net assets relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(1)	Total Level 3 Investments	Loans Payable
For the Three Months ended June 30, 2026	$(39.7)	$79.1	$161.5	$(5.7)	$195.2	$(5.9)
For the Six Months ended June 30, 2026	$(42.4)	$97.2	$170.9	$(6.7)	$219.0	$(5.6)
For the Three Months ended June 30, 2025	$102.0	$(56.7)	$(27.8)	$(7.3)	$10.2	$(1.1)
For the Six Months ended June 30, 2025	$34.7	$36.3	$(28.0)	$(6.5)	$36.5	$3.2
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.
Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At June 30, 2026, the Account held investments in joint ventures with ownership interest percentages that ranged from 2.0% to 98.78%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a predetermined threshold.
A condensed summary of the results of operations of the combined joint ventures is shown below (millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenue and Expenses
Revenues	$258.5	$263.7	$521.3	$543.6
Expenses	157.9	170.1	326.6	358.0
Excess of revenues over expenses	$100.6	$93.6	$194.7	$185.6
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
No financial support (such as loans or financial guarantees) was provided to the Funds during the six months ended June 30, 2026. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are included in the maximum exposure to loss presented below.
The carrying amount and maximum exposure to loss relating to unconsolidated VIEs in which the Account holds a variable interest but is not the primary beneficiary were as follows at June 30, 2026 (in millions):

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
LCS SHIP Venture I, LLC (90.0% Account Interest)	$3.8	$3.8	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			The fund is currently in liquidation.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Veritas - Trophy VI, LLC (90.4% Account Interest)	$120.0	$120.0	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles metropolitan statistical area ("MSA").
			The Account can sell or transfer its interest in the fund with the consent and approval of the manager.

SP V - II, LLC (61.8% Account Interest)	$63.1	$68.7	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.
			Liquidation estimated to begin no earlier than 2029.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Taconic New York City GP Fund, LP (60.0% Account Interest)	$4.2	$4.2	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City MSA.
			The fund is currently in liquidation
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
Silverpeak NRE FundCo LLC (90.0% Account Interest)	$97.4	$134.5	Redemptions prohibited prior to liquidation.	To invest in alternative real estate investments primarily in major U.S. metropolitan markets.
			Sales have commenced and the Account anticipates liquidation will continue through 2029.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
IDR - Core Property Index Fund, LLC (0.7% Account Interest)	$34.4	$34.4	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.
Townsend Group Value-Add Fund (99.0% Account Interest)	$157.9	$179.9	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the U.S. market.
			Liquidation estimated to begin no earlier than 2027.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
Flagler REA Healthcare Properties Partnership (90.0% Account Interest)	$5.6	$5.6	Redemptions prohibited prior to liquidation.	To acquire healthcare properties within the top 50 MSA's in the U.S.
			Liquidation estimated to begin in 2026
			The Account is permitted to transfer its interest in the fund to a qualified institutional investor, subject to the right first offer by the partner, following the one year anniversary of the fund launch.
Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)	$11.9	$11.9	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
			Liquidation estimated to begin no earlier than 2026.
			The Account is permitted to sell or transfer its interest in the fund with the consent and approval of the manager.
Silverpeak NRE FundCo 2 LLC (90.0% Account Interest)	$93.9	$125.3	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			Sales have commenced and the Account anticipates liquidation will continue through 2029.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
JCR Capital - REA Preferred Equity Parallel Fund (31.1% Account Interest)	$79.3	$89.2	Redemptions prohibited prior to liquidation.	To invest primarily in multi-family properties.
			Liquidation estimated to begin no earlier than 2026.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion

Silverpeak NRE FundCo 3 LLC (90.0% Account Interest)	$81.8	$115.8	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			Sales have commenced and the Account anticipates liquidation will continue through 2029.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
Silverpeak NRE FundCo 4 LLC (90.0% Account Interest)	$52.9	$200.0	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			Liquidation estimated to begin no earlier than 2028.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
Total	$806.2	$1,093.3

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
During June 2026, the Account recognized a significant increase in the fair value of DataBank driven by a positive valuation adjustment. The increase is driven by new contracts and the planned expansion of additional data center capacity, which is expected to be completed in phases over approximately five years.
The Account’s investment in DataBank at June 30, 2026, represents an ownership stake of 14.8%.

	June 30, 2026		December 31, 2025
Operating Business	Cost	Fair Value	Cost	Fair Value
	(in millions)		(in millions)
DataBank(1)	$623.5	$1,245.1	$621.8	$1,072.6
(1) The Account invests in DataBank through DigitalBridge Zeus Partners, LP and DigitalBridge Zeus Partners III, LP (collectively, the "Databank" investment).
Note 9—Reverse Repurchase Agreements
The Account periodically enters into reverse repurchase agreements (or "repos") with third parties. Repos are transactions in which the Account purchases securities with a contractual obligation to resell them at a specific date and price, generally overnight or with a short maturity (e.g., one to seven days). The Account enters into these repos pursuant to an existing agreement with State Street Bank & Trust Company (“State Street”) as a part of the liquid, fixed-income investment portion of the Account’s portfolio. The Account’s repo transactions include cash collateral received on securities loaned, certain overdraft credit agreements, and securities purchased under resale agreements. The securities underlying these repo transactions consist primarily of U.S. government and agency securities, which are monitored for market value daily. Under the Account’s existing reverse repurchase agreement with State Street, the Account generally has a right to obtain additional collateral or return excess collateral as market values fluctuate and to sell or repledge securities received as collateral. Repos have the risk that the counterparty to the transaction fails to pay the agreed upon resale price on the delivery date and the value of the collateral after the costs of disposing the collateral and any delay in foreclosing is less than the repurchase price. As of June 30, 2026, the aggregate fair value of securities held by the Account under the repos was $417.2 million, which represents 1.8% of the Account’s total net assets as of June 30, 2026.
Note 10—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s indirect interests in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (in millions):

	June 30, 2026			December 31, 2025

	Principal Outstanding	Fair Value	% of Fair Value	Principal Outstanding	Fair Value	% of Fair Value
Office(1)(2)	$498.3	$269.6	56.9%	$672.7	$394.7	57.2%
Apartment(1)	156.5	154.0	32.5%	157.2	154.1	22.3%
Industrial	50.4	50.4	10.6%	136.8	136.9	19.8%
Retail(2)	44.0	—	—%	44.0	—	—%
Land	—	—	—%	4.7	4.7	0.7%
	$749.2	$474.0	100.0%	$1,015.4	$690.4	100.0%
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
The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of June 30, 2026 (in millions), listed in order of the strength of the risk rating (from strongest to weakest):

	June 30, 2026			December 31, 2025
	Number of Loans	Fair Value	% of Fair Value	Number of Loans	Fair Value	% of Fair Value
A+	1	$127.7	26.9%	1	$127.9	18.5%
A	—	—	—%	1	39.2	5.7%
BBB	1	38.1	8.1%	—	—	—%
BBB-	—	—	—%	2	149.3	21.6%
BB+	1	42.6	9.0%	—	—	—%
BB	1	46.0	9.7%	1	99.5	14.4%
BB-	2	120.3	25.4%	1	107.8	15.6%
B+	—	—	—%	1	33.8	4.9%
B	1	57.4	12.1%	1	53.1	7.7%
C	—	—	—%	1	9.5	1.4%
D	5	0.1	—%	5	—	—%
NR(1)	3	41.8	8.8%	4	70.3	10.2%
	15	$474.0	100.0%	18	$690.4	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of June 30, 2026 and December 31, 2025, all loans with NR designations were with related parties. The loans are collateralized by equity interests in real estate investments.
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
The following table represents loans receivable in nonaccrual status as of June 30, 2026 (in millions).

Aging	Number of Loans	Principal Outstanding	Fair Value
Past Due - 90 Days +	6	$257.7	$5.4
Note 11—Loans Payable
At June 30, 2026 and December 31, 2025, the Account had outstanding loans payable secured by the following properties (in millions):

Property	Annual Interest Rate and Payment Frequency	Principal Amounts Outstanding as of		Maturity
		June 30, 2026	December 31, 2025

32 South State Street(1)	4.48% paid monthly	24.0	24.0	June 6, 2025
Reserve at Chino Hills(2)	1.61% + SOFR paid monthly	82.2	82.2	August 9, 2026
Vista Station Office Portfolio(3)	4.20% paid monthly	38.1	38.7	November 1, 2026
Project Sonic(2)	2.00% + SOFR paid monthly	34.7	94.0	June 9, 2027
Marketplace at Mill Creek	3.82% paid monthly	39.6	39.6	September 11, 2027
Overlook At King Of Prussia	3.82% paid monthly	40.8	40.8	September 11, 2027
Winslow Bay(5)	3.82% paid monthly	—	25.8	September 11, 2027
Liberty Park	1.80% + SOFR paid monthly	60.2	60.2	December 9, 2027
1900 K Street, NW(3)	3.93% paid monthly	150.1	151.8	April 1, 2028
One Biscayne(2)	2.45% + SOFR paid monthly	80.0	80.0	September 9, 2028
Ashford Meadows(4)	5.76% paid monthly	64.6	64.6	October 1, 2028
803 Corday(4)	5.76% paid monthly	62.2	62.2	October 1, 2028
Churchill on the Park(4)	5.76% paid monthly	40.5	40.5	October 1, 2028
Carrington Park(4)	5.76% paid monthly	43.8	43.8	October 1, 2028
Five Oak(5)	1.47% + SOFR paid monthly	—	44.2	August 9, 2029
Total Principal Outstanding		$760.8	$892.4
Fair Value Adjustment(6)		(31.4)	(62.1)
Total Loans Payable		$729.4	$830.3
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
On June 26, 2026, the Account's Credit Agreement was amended to increase the revolving credit loans commitment and eliminate the credit spread adjustment applicable to SOFR rate elections. The amendment also increased the accordion feature, allowing for additional funding up to $300.0 million at any time prior to the June 26, 2028 Commitment Termination Date. In addition, the amendment provides three one-year extension options.
The Account may use the proceeds of borrowings under the Credit Agreement for general organizational purposes in the ordinary course of business, including to finance certain real estate portfolio investments. The Account may prepay borrowings under the Credit Agreement at any time during the life of the loan without penalty.
The Account may elect for each borrowing under the Credit Agreement to bear annual interest at an adjusted base rate (“ABR”) or SOFR, plus an applicable margin which is dependent on the leverage ratio of the Account. The applicable margin for SOFR Revolving Credit Loans ranges from 0.875% to 1.30% and for ABR Revolving Credit Loans ranges from 0.00% to 0.30%. In addition, the Account pays facility fees ranging from 0.125% to 0.20%, depending on the leverage ratio of the Account, on the total revolving commitments (used and unused) under the Credit Agreement.
As of June 30, 2026, the Account was in compliance with all covenants required by the Credit Agreement.
The following table provides a summary of the key characteristics of the Credit Agreement, as of June 30, 2026:

Current Balance - Line of Credit (in millions)	$250.0
Maximum Capacity (in millions)	$1,450.0
Inception Date	September 16, 2022
Revolving Commitment Termination	June 26, 2028
Extension Option(1)	Yes
ABR Revolving Credit Loans Interest Rate	ABR + Applicable Margin
SOFR Revolving Credit Loans Interest Rate(2)	SOFR + Applicable Margin

(1) The Account holds three extension options, each of which would extend the Commitment Termination Date by an additional twelve months. The Account may also request additional funding, not to exceed $300.0 million, at any time prior to the Commitment Termination Date; however, this request is subject to approval at the sole discretion of the lenders and is not guaranteed.

(2) The weighted average interest rate for the three and six months ended June 30, 2026 was 4.58% and 4.65%
Note 13—Senior Notes Payable
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
As of June 30, 2026, the Account was in compliance with all covenants required by the note purchase agreements.
The following table provides a summary of the key characteristics of the outstanding senior notes payable, as of June 30, 2026:

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

	For the Six Months Ended June 30, 2026	Years Ended December 31,
		2025	2024	2023

Per Accumulation Unit Data:
Rental income	$13.383	$26.577	$28.407	$27.323
Real estate property level expenses	5.745	11.694	13.098	12.858
Real estate income, net	7.638	14.883	15.309	14.465
Other income	2.957	6.533	7.209	7.539
Total income	10.595	21.416	22.518	22.004
Interest expense	0.900	1.225	1.117	1.339
Expense charges(1)	2.197	4.217	4.701	4.877
Investment income, net	7.498	15.974	16.700	15.788
Net realized and unrealized gain (loss) on investments and debt	2.579	2.341	(36.511)	(91.657)
Net increase (decrease) in Accumulation Unit Value	10.077	18.315	(19.811)	(75.869)
Accumulation Unit Value:
Beginning of period	$479.558	$461.243	$481.054	$556.923
End of period	$489.635	$479.558	$461.243	$481.054
Total return(2)	2.10%	3.97%	(4.12)%	(13.62)%
Ratios to Average net assets(3):
Expense charges(4)	0.90%	0.88%	0.99%	0.93%
Investment income, net	3.07%	3.32%	3.52%	3.00%

	For the Six Months Ended June 30, 2026	Years Ended December 31,
		2025	2024	2023

Portfolio turnover rate(3):
Real estate properties(5)	2.2%	6.9%	2.7%	1.4%
Marketable securities(6)	—%	—%	23.6%	21.6%
Accumulation Units outstanding at end of period (millions)	46.0	46.5	47.8	48.0
Net assets end of period (millions)	$22,951.1	$22,766.6	$22,486.9	$23,618.9
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
(2)Percentages for the six months ended June 30, 2026 are not annualized.
(3)Percentages for the six months ended June 30, 2026 are annualized.
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
Note 15—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Six Months Ended June 30, 2026	For the Year Ended December 31, 2025

Outstanding:
Beginning of period	46.5	47.8
Credited for premiums	2.7	6.1
Annuity, other periodic payments, withdrawals and death benefits	(3.2)	(7.4)
End of period	46.0	46.5
Note 16—Commitments and Contingencies
Commitments—As of June 30, 2026 and December 31, 2025, the Account had the following immediately callable commitments, inclusive of recallable distributions, to purchase additional interests in its real estate funds or provide additional funding through its loans receivable investments (in millions):

	Commitment Expiration	June 30, 2026(5)	December 31, 2025(5)

Real Estate Funds(1)
JCR Capital - REA Preferred Equity Parallel Fund	08/2025(2)	9.9	9.9
Silverpeak NRE FundCo LLC	12/2025(2)(3)	37.1	37.1
Silverpeak NRE FundCo 3 LLC	12/2026(3)	34.0	30.5
Townsend Group Value-Add Fund	12/2026(2)	22.0	29.7
Silverpeak NRE FundCo 2 LLC	12/2026(2)(3)	31.4	51.5
SP V - II, LLC	09/2029(2)	5.6	6.4
Silverpeak NRE FundCo 4 LLC	02/2028	147.1	—
		$287.1	$165.1

	Commitment Expiration	June 30, 2026(5)	December 31, 2025(5)
Loans Receivable(4)
MRA Hub 34 Holding, LLC	12/2026	1.4	1.5
One Biscayne Tower Senior Loan	07/2028	28.0	30.3
One Biscayne Tower Mezzanine	07/2028	9.3	10.0
		$38.7	$41.8
TOTAL COMMITMENTS		$325.8	$206.9
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
Note 17—Subsequent Events
In preparing these financial statements, Management has evaluated events and transactions for potential recognition or disclosure subsequent to June 30, 2026.
On July 10, 2026, the Account drew $282.0 million on the line of credit provided by the Credit Agreement.
The following property-related transactions occurred subsequent to June 30, 2026 (in millions):
Real Estate Properties and Joint Ventures
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price(1)
The Ashton Venture(2)	07/2/2026	90.0%	Multi-family	Washington, DC	$24.3
Innovation Drive (3)	07/22/2026	100.0%	Industrial	Chicago, IL	57.1
Shakopee(3)	07/22/2026	100.0%	Industrial	Shakopee, MN	16.7
Lombard(3)	07/22/2026	100.0%	Industrial	Lombard, IL	22.3
Alft Lane(3)	07/22/2026	100.0%	Industrial	Elgin, IL	35.3
Galvin Drive(3)	07/22/2026	100.0%	Industrial	Galvin, IL	38.4
Gilberts(3)	07/22/2026	100.0%	Industrial	Gilberts, IL	28.2
Maple Grove(3)	07/22/2026	100.0%	Industrial	Maple Grove, MN	32.6
Rogers(3)	07/22/2026	100.0%	Industrial	Rogers, MN	51.9
(1) The net purchase price represents the purchase price and closing costs.
(2) On July 2, 2026, the Account sold 10% of its ownership in The Ashton and transferred the remaining 90% to a newly formed joint venture with Lowe Enterprises. The amounts shown represent the Account's 90% interest in the joint venture investment.

(3) Property is held in North Central Core Portfolio.
Sales

Property Name	Sales Date	Ownership Percentage	Sector	Location	Net Sales Price(1)	Realized Gain (Loss) on Sale(2)
Fort Point Creative Exchange Portfolio(3)	07/1/2026	100.0%	Office	Boston, MA	$27.6	$(47.0)
The Forum - Sam Houston	07/1/2026	97.0%	Multi-family	Huntsville, TX	25.3	(10.0)
The Ashton(4)	07/2/2026	100.0%	Multi-family	Washington, DC	25.7	(17.2)
Park 10	07/30/2026	100.0%	Industrial	Houston, TX	16.6	(0.5)
The Henley at Kingstowne	07/30/2026	100.0%	Multi-family	Alexandria, VA	106.0	(5.5)
(1) The net sales price represents the sales price, less selling expenses.
(2) Majority of the realized gain/(loss) has been previously recognized as unrealized gains (losses) in the Account's Consolidated Statements of Operations.
(3) Partial disposition of portfolio assets.
(4) On July 2, 2026, the Account sold 10% of its ownership in The Ashton and transferred the remaining 90% to a newly formed joint venture with Lowe Enterprises.

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	June 30, 2026		December 31, 2025
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Alabama
Retail	25.6	0.1%	25.6	0.1%
	$25.6	0.1%	$25.6	0.1%
Arizona
Industrial	118.2	0.5%	90.6	0.4%
	$118.2	0.5%	$90.6	0.4%
California
Industrial	3,006.0	13.1%	3,032.3	13.3%
Apartment	940.8	4.1%	1,002.0	4.4%
Retail	496.5	2.2%	487.9	2.1%
Office	57.1	0.2%	56.5	0.3%
	$4,500.4	19.6%	$4,578.7	20.1%
Colorado
Industrial	43.6	0.2%	43.9	0.2%
Office	38.9	0.2%	42.5	0.2%
	$82.5	0.4%	$86.4	0.4%
Connecticut
Office	23.7	0.1%	25.1	0.1%
	$23.7	0.1%	$25.1	0.1%
Florida
Apartment	972.0	4.2%	955.4	4.2%
Industrial	861.2	3.8%	837.3	3.7%
Retail	76.7	0.3%	76.2	0.3%
	$1,909.9	8.3%	$1,868.9	8.2%
Georgia
Industrial	539.4	2.4%	299.5	1.3%
Apartment	369.7	1.6%	376.8	1.7%
Retail	134.8	0.6%	135.4	0.6%
	$1,043.9	4.6%	$811.7	3.6%
Illinois
Retail	244.1	1.1%	242.3	1.1%
Industrial	215.1	0.9%	214.1	0.9%
Apartment	214.4	0.9%	201.4	0.9%
	$673.6	2.9%	$657.8	2.9%
Indiana
Industrial	98.5	0.4%	98.2	0.4%
	$98.5	0.4%	$98.2	0.4%
Maryland
Industrial	92.6	0.4%	87.3	0.4%
Apartment	72.7	0.3%	76.2	0.3%
Retail	53.1	0.3%	55.6	0.3%
	$218.4	1.0%	$219.1	1.0%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	June 30, 2026		December 31, 2025
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Massachusetts
Apartment	165.7	0.7%	167.0	0.7%
Industrial	132.5	0.6%	137.8	0.6%
Retail	88.5	0.4%	89.7	0.4%
Office	28.4	0.1%	88.7	0.4%
	$415.1	1.8%	$483.2	2.1%
Minnesota
Industrial	135.1	0.6%	134.2	0.6%
	$135.1	0.6%	$134.2	0.6%
Nevada
Industrial	91.6	0.4%	92.4	0.4%
	91.6	0.4%	92.4	0.4%
New Jersey
Industrial	369.8	1.6%	373.2	1.6%
Retail	88.3	0.4%	87.0	0.4%
Land	33.3	0.1%	28.7	0.1%
	$491.4	2.1%	$488.9	2.1%
New York
Office	285.0	1.2%	259.7	1.1%
Apartment	253.1	1.1%	256.4	1.1%
	$538.1	2.3%	$516.1	2.2%
North Carolina
Industrial	108.1	0.5%	102.7	0.5%
Apartment	77.2	0.3%	78.2	0.3%
Retail	48.9	0.2%	106.5	0.5%
	$234.2	1.0%	$287.4	1.3%
Oregon
Apartment	30.7	0.2%	29.9	0.1%
Office	27.4	0.1%	51.0	0.2%
	$58.1	0.3%	$80.9	0.3%
Pennsylvania
Retail	55.5	0.2%	59.4	0.3%
	$55.5	0.2%	$59.4	0.3%
South Carolina
Apartment	90.0	0.4%	87.7	0.4%
	$90.0	0.4%	$87.7	0.4%
Tennessee
Retail	95.7	0.4%	85.6	0.4%
Industrial	80.9	0.4%	77.1	0.3%
Apartment	46.0	0.2%	43.2	0.2%
	$222.6	1.0%	$205.9	0.9%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	June 30, 2026		December 31, 2025
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Texas
Industrial	1,019.7	4.4%	1,114.0	4.9%
Office	669.8	2.9%	676.2	3.0%
Apartment	549.8	2.5%	513.8	2.3%
Retail	101.1	0.4%	100.0	0.4%
Hotel	95.5	0.4%	96.0	0.4%
	$2,435.9	10.6%	$2,500.0	11.0%
Utah
Office	45.2	0.2%	45.5	0.2%
Industrial	36.7	0.2%	36.7	0.2%
	$81.9	0.4%	$82.2	0.4%
Virginia
Apartment	399.5	1.7%	409.1	1.8%
Retail	131.6	0.6%	135.5	0.6%
Office	85.2	0.4%	79.4	0.3%
	$616.3	2.7%	$624.0	2.7%
Washington
Industrial	651.6	2.8%	658.4	2.9%
Apartment	290.9	1.3%	285.7	1.3%
	$942.5	4.1%	$944.1	4.2%
Washington D.C.
Office	608.0	2.6%	640.2	2.8%
Apartment	267.2	1.2%	286.7	1.3%
	$875.2	3.8%	$926.9	4.1%
TOTAL REAL ESTATE PROPERTIES
(Cost: $13,026.0 and $12,973.4)	$15,978.2	69.6%	$15,975.4	70.2%

REAL ESTATE JOINT VENTURES
Location/Sector	June 30, 2026		December 31, 2025
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Arizona
Apartment	32.2	0.1%	31.7	0.1%
	$32.2	0.1%	$31.7	0.1%
California
Office	647.2	2.8%	597.2	2.6%
Retail	76.5	0.4%	38.7	0.2%
	$723.7	3.2%	$635.9	2.8%
Florida
Retail	386.2	1.7%	398.6	1.8%
	$386.2	1.7%	$398.6	1.8%
Georgia
Apartment	18.3	0.1%	18.2	0.1%
	$18.3	0.1%	$18.2	0.1%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE JOINT VENTURES
Location/Sector	June 30, 2026			December 31, 2025
	Fair Value		% of Net Assets	Fair Value	% of Net Assets
Maryland
Office	35.7		0.1%	36.5	0.2%
Retail	16.8		0.1%	17.1	0.1%
	$52.5		0.2%	$53.6	0.3%
Massachusetts
Office	156.2		0.7%	156.5	0.7%
	$156.2		0.7%	$156.5	0.7%
Nevada
Retail	384.6		1.7%	414.8	1.8%
	$384.6		1.7%	$414.8	1.8%
New York
Industrial	66.6		0.3%	67.3	0.3%
Office	48.8		0.2%	19.5	0.1%
Retail	30.4		0.1%	28.3	0.1%
Apartment	—		—%	46.6	0.2%
	$145.8		0.6%	$161.7	0.7%
North Carolina
Office	43.7		0.2%	22.8	0.1%
Land	23.8		0.1%	23.6	0.1%
Apartment	1.6		—%	—	—%
Retail	0.7	(1)	—%	3.8	—%
	$69.8		0.3%	$50.2	0.2%
South Carolina
Apartment	105.1		0.5%	106.1	0.5%
	$105.1		0.5%	$106.1	0.5%
Tennessee
Retail	180.7		0.8%	182.5	0.8%
	$180.7		0.8%	$182.5	0.8%
Texas
Office	313.2		1.4%	305.9	1.3%
Industrial	53.4		0.2%	49.1	0.2%
	$366.6		1.6%	$355.0	1.5%
Various(2)
Storage	1,222.0		5.3%	1,206.5	5.3%
Apartment	667.5		2.9%	660.0	2.9%
Office	526.1		2.3%	500.9	2.2%
	$2,415.6		10.5%	$2,367.4	10.4%
Foreign(3)
Land	169.3		0.7%	166.6	0.7%
	$169.3		0.7%	$166.6	0.7%
TOTAL REAL ESTATE JOINT VENTURES
(Cost: $5,109.8 and $5,115.5)	$5,206.6		22.7%	$5,098.8	22.4%
(1)Represents residual equity value of the joint venture investment after property disposition.
(2)Properties within these investments are located throughout the United States.
(3)Property is located outside of the United States.

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES
	June 30, 2026		December 31, 2025
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
U.S. government agency notes	763.3	3.3%	621.1	2.7%
U.S. treasury securities	475.3	2.1%	899.4	3.9%
Reverse repurchase agreements	417.2	1.8%	208.2	0.9%
TOTAL MARKETABLE SECURITIES
(Cost: $1,656.2 and $1,728.6)	$1,655.8	7.2%	$1,728.7	7.5%

TOTAL REAL ESTATE FUNDS
(Cost: $935.6 and $918.3)	$806.2	3.5%	$839.6	3.7%

TOTAL REAL ESTATE OPERATING BUSINESS
(Cost: $623.5 and $621.8)	$1,245.1	5.4%	$1,072.6	4.7%

TOTAL LOANS RECEIVABLE
(Cost: $707.4 and $945.1)	$432.2	1.9%	$620.1	2.7%

TOTAL LOANS RECEIVABLE WITH RELATED PARTIES
(Cost: $41.8 and $70.3)	$41.8	0.2%	$70.3	0.3%

TOTAL INVESTMENTS
(Cost: $22,100.3 and $22,373.0)	$25,365.9	110.5%	$25,405.5	111.5%

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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended June 30, 2026 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.
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
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. Management intends that the Account will not hold more than 10% of net assets in such securities on a long-term basis. As of June 30, 2026, the Account did not hold any publicly traded REITs or CMBS.
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
Foreign Investments. The Account may also make foreign real estate, foreign real estate-related investments and foreign liquid, fixed-income investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management does not intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of June 30, 2026, the fair value of the Account's foreign real estate investments was $169.3 million, or 0.7% of net assets.
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
SECOND QUARTER 2026 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook

Key Macro Economic Indicators*	Actuals		Forecast
	2025	2Q 2026	2026	2027
Economy(1)
Gross Domestic Product (“GDP”)	2.0%	2.3%	2.1%	1.9%
Employment Growth (2)	10	111	71	58
Unemployment Rate	4.4%	4.2%	4.5%	4.7%
Interest Rates(3)
10 Year Treasury	4.2%	4.4%	4.4%	4.4%
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
Global economic growth continued at a moderate pace in the second quarter 2026, as resilience in the U.S. and modest improvements in the Eurozone has helped offset softening in China’s economy. The global economy continues to wrangle with the effects of the U.S. and Iran conflict plus elevated oil prices, but increased investment in AI-related infrastructure have helped to sustain overall economic activity. Oil prices have retreated from mid-quarter highs amid ongoing negotiations between the U.S. and Iran, but uncertainty surrounding the conflict remains a risk area for the global economy.
The U.S. economy expanded at an estimated annualized rate of 2.3% in the second quarter of 2026, modestly accelerating from the first quarter of 2026's 2.1% pace, supported primarily by consumer spending and continued investment in artificial intelligence infrastructure, though housing and broader non-AI capital expenditure remained areas of weakness. Inflationary pressures intensified during the quarter as a surge in oil prices tied to the outbreak of conflict with Iran pushed the Consumer Price Index to a three-year high of 4.3% at mid-quarter, before moderating to 3.5% in June. The labor market showed incremental improvement, averaging 111,000 added jobs per month during the quarter, though decelerating wage growth barely outpaced inflation by quarter-end, leaving real wage gains limited and representing a potential headwind to consumer spending in the periods ahead.
The Federal Reserve held short-term interest rates steady again in the second quarter after slowly lowering interest rates in 2024 and 2025. Federal officials remain concerned about underlying price pressures and inflation expectations in the economy, and have signaled that they are open to a potential rate hike should inflation conditions worsen. Markets have recalibrated their expectations, no longer anticipating further rate cuts for the remainder of 2026. Any additional easing is now expected to occur in 2027 or later. Yields on 10-year Treasuries rose sharply mid-quarter, peaking at 4.67% in May, before easing to 4.44% by the end of June.
Growth in Europe remained subdued in the 2nd quarter as renewed inflation concerns have pressured consumers in major economies like Germany and France. The developed economies in Europe are net importers of energy and as such, are more exposed to the effects of supply disruptions in the Middle East than the U.S. Inflation picked up across the region in the second quarter, prompting the European Central Bank to raise interest rates for the first time since 2023. The United Kingdom has comparatively experienced less inflation in recent months, allowing the Bank of England to hold rates steady during the second quarter.
In Asia, China's economy grew 4.3% year-over-year in the second quarter, falling short of market expectations and slightly below the Chinese government’s target growth of 4.5% for 2026. Growth in China has been sustained by robust activity in the export sector, which has been helped by reduced tariff burdens in the U.S. However, domestic activity in China has sputtered in recent months, hampered by sluggish consumer spending and declining residential real estate investment. Like Europe, most of Asia's largest economies are net energy importers and face higher inflation and downward pressure on domestic activity as Middle East tensions persist. However, the global boom in AI-related infrastructure has provided a tailwind for export-oriented Asian economies such as South Korea and Singapore.
Real Estate Market Conditions and Outlook
Despite ongoing macroeconomic uncertainty, the recovery in commercial real estate continued in the second quarter. A broad slowdown in construction activity across all major property types supports sector fundamentals and should provide some insulation even if macroeconomic conditions deteriorate materially in the coming quarters. The current environment also benefits from the correction in values from mid-2022 through mid-2024, making the present an attractive entry point for investors seeking to capitalize on a potential recovery. Accordingly, commercial real estate has drawn increased attention from investment capital: preliminary data from Real Capital Analytics show U.S. sales volume totaled $128.2 billion in the second quarter of 2026, up 9.1% year-over-year and the ninth consecutive quarter of annual transaction gains. This activity has brought greater stability to property values, which rose 1.4% from the prior quarter and are up 4.1% year-over-year, according to Green Street's Commercial Property Price Index—the seventh consecutive quarter of annual gains following a 21.0% decline from the early-2022 peak.
The Account returned 1.48% in the second quarter of 2026 and 4.27% since June 30, 2025. The Account’s portfolio displayed strong property fundamentals in the second quarter. Future transaction activity is expected to be consistent with the Account’s multi-year strategy of increasing allocations to anticipated outperforming sectors such as housing, industrial, necessity retail, and alternatives.
Data for the Account’s top five markets in terms of market value as of June 30, 2026 are provided below. The five markets presented below represent 40.0% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 89.9% leased.

Top 5 Metro Areas by Fair Market Value	Account % Leased	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio*	Metro Area Fair Value as a % of Total Investments*
Dallas-Fort Worth-Arlington, TX	96.1%	12	9.0%	7.5%
Riverside-San Bernardino-Ontario, CA	78.7%	6	8.6%	7.1%
Los Angeles-Long Beach-Anaheim, CA	88.2%	19	8.4%	7.1%
Washington-Arlington-Alexandria, DC-VA-MD-WV	86.7%	16	8.0%	6.7%
San Diego-Chula Vista-Carlsbad, CA	89.4%	8	6.0%	5.0%
*Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.
Office
The office sector continued its slow recovery in the second quarter. Demand growth was positive for the fourth consecutive quarter following three straight years of declines with 5.6 million square feet of net absorption according to Costar. Demand is expected to remain historically weak due to limited employment growth in traditional office-using segments of the macroeconomy. On the supply side, net supply growth has been negative in each of the last three quarters after factoring in demolitions and conversions of obsolete space into other uses, leading to the largest decline in office vacancy in nearly 8 years. In addition, office construction starts remain near record lows, signaling limited new supply over the medium-term. This has opened opportunities for investment in the office sector, particularly for high-quality assets in gateway markets. Newer properties have collectively seen improving occupancy since early 2024 and should benefit from limited new competing supply in coming quarters. Office property prices have gained 5.9% since bottoming in the first half of 2025 according to Green Street, helping to drive a compelling relative value opportunity in the sector.
According to CoStar, the nationwide office vacancy rate edged down slightly in the second quarter of 2026, declining to 13.9% from 14.0% in the first quarter, even as leasing activity increased by 1.8 percentage points to 84.7%, driven by new lease signings, tenant retention, and continued return-to-office momentum through the first half of the year. Within the Account's office portfolio, vacancy similarly improved, falling to 15.3% in the second quarter from 17.1% in the first quarter, with the decline concentrated in the Dallas and San Diego metro areas. This improvement was supported by constrained new supply, inventory reduction, and strong demand for Class A space, as older office properties have undergone renovation to attract and retain modern tenants.

			Account Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	Q2 2026	Q1 2026	Q2 2026	Q1 2026
All Office			15.3%	17.1%	13.9%	14.0%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$729.0	2.9%	20.9%	20.8%	17.4%	17.7%
San Diego-Chula Vista-Carlsbad, CA	641.2	2.5%	6.4%	11.0%	12.4%	12.4%
Dallas-Fort Worth-Arlington, TX	639.8	2.5%	5.2%	9.3%	17.4%	17.6%
New York-Newark-Jersey City, NY-NJ-PA	356.3	1.4%	9.9%	9.8%	12.8%	13.0%
Houston-The Woodlands-Sugar Land, TX	313.2	1.2%	11.5%	10.5%	19.5%	19.9%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account's vacancy is defined as the percentage of unleased square footage.
Industrial
Industrial fundamentals improved modestly in the second quarter, with sector vacancy holding steady at 7.5%, according to CoStar. Demand growth registered 42.1 million square feet during the quarter and 76.4 million square feet in the first half of 2026, more than 3.5 times the demand growth recorded in the first half of 2025. Supply growth, which drove much of the vacancy increase in 2023–2024, slowed further in the second quarter to a 10-year low of 44.9 million square feet. With the existing supply pipeline back in line with pre-pandemic levels and new construction starts hovering near decade lows, the sector is expected to remain insulated from significant supply risk in the coming quarters. Demand growth remains constrained by softness in the housing sector and general macroeconomic uncertainty, but the sector continues to benefit from meaningful long-term tailwinds, including e-commerce growth and supply chain diversification, that should support tenant demand over the next several years.
The average vacancy rate of the industrial properties held by the Account rose from 9.3% in the first quarter of 2026 to 12.2% in the second quarter. This increase was driven by a combination of multiple lease expirations, dispositions, and subdued tenant demand, with the Riverside metro area bearing the brunt of these factors. Conversely, the Los Angeles metro market continued to show improved fundamentals, with vacancy rates compressing as heightened port and distribution activity and limited additions to industrial inventory.

			Account Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	Q2 2026	Q1 2026	Q2 2026	Q1 2026
All Industrial			12.2%	9.3%	7.5%	7.5%
Riverside-San Bernardino-Ontario, CA	$1,811.2	7.1%	21.3%	8.7%	8.8%	8.7%
Dallas-Fort Worth-Arlington, TX	764.4	3.0%	1.9%	1.9%	8.5%	8.5%
Seattle-Tacoma-Bellevue, WA	651.6	2.6%	19.9%	14.9%	10.2%	9.7%
Los Angeles-Long Beach-Anaheim, CA	596.6	2.4%	14.5%	17.7%	6.6%	6.6%
Miami-Fort Lauderdale-Pompano Beach, FL	578.9	2.3%	2.0%	1.4%	7.6%	7.4%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account's vacancy is defined as the percentage of unleased square footage.

Multi-Family
The multi-family sector continued to make modest improvements in the second quarter. Data from Costar shows that net absorption in the second quarter of 2026 registered over 158,000 units, up 11.5% from the second quarter of 2025 and the third strongest second quarter on record. The recent crackdown in immigration has curbed population growth in the U.S. economy and weighed on apartment demand, but high interest rates and affordability challenges in the housing market are expected to continue to drive demand in coming quarters. Meanwhile, supply growth remains generally elevated compared to historic trends, but the number of units delivered in the second quarter of 2026 was down 23.5% year-over-year. Like other sectors, construction activity for multi-family projects has slowed significantly in recent quarters, and multi-family fundamentals should continue to improve as the pipeline of projects currently under construction is delivered.
The national apartment vacancy rate decreased modestly to 6.8% in the second quarter of 2026, down from 7.0% in the previous quarter, as reported by CoStar. The vacancy rate of the Account's apartment properties declined from 5.4% in the first quarter of 2026 to 4.8% in the second quarter. This decrease was driven by continued improvement in tenant demand and steady lease renewal activity, coupled with a decline in new construction that allowed available inventory to be absorbed more rapidly.

			Account Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	Q2 2026	Q1 2026	Q2 2026	Q1 2026
All Apartment			4.8%	5.4%	6.8%	7.0%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$739.4	2.9%	4.4%	4.7%	7.1%	7.2%
Los Angeles-Long Beach-Anaheim, CA	612.3	2.4%	3.4%	5.0%	5.2%	5.1%
Miami-Fort Lauderdale-Pompano Beach, FL	510.3	2.0%	4.5%	4.2%	5.6%	5.7%
Atlanta-Sandy Springs-Alpharetta, GA	434.9	1.7%	5.6%	5.5%	9.5%	9.9%
Dallas-Fort Worth-Arlington, TX	299.9	1.2%	5.9%	4.3%	9.7%	10.0%
*Source: RealPage. Market vacancy is the percentage of units vacant. The Account's vacancy is defined as the percentage of unleased square footage.
Retail
Retail fundamentals have proven to be resilient in the first half of the year despite heightened pressure on consumer conditions and discretionary spending. Demand growth rebounded in the second quarter after a decline in the first quarter as net absorption reached 10.4 million square feet according to Costar. Leasing continues to be dominated by smaller format, freestanding, or in-line spaces with service-based tenants leading growth. Within the retail sector, high-end malls continue to perform well and can attract quality tenants while lower-tier malls face high vacancies and struggling consumer activity. Grocery-anchored centers remain highly stable investments, as essential food shopping provides a reliable buffer during uncertain economic cycles. Like commercial real estate overall, construction activity and supply growth in retail has been limited in recent quarters and should provide support for occupancy rates should demand moderate.
The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls located in large metropolitan and tourist markets, property types that inherently carry higher vacancy rates relative to the broader national retail market. The portfolio spans more than 1,100 retailers, with the largest single retailer representing less than 5.0% of total retail rentable area, reflecting a deliberate strategy to limit concentration risk. While the national retail vacancy rate remained stable at 4.4% through the first two quarters of the year, the average vacancy rate across the Account's retail properties rose from 7.4% to 7.5% over the same period, driven largely by challenges within the lifestyle and mall segment where weak-tier properties struggled following the loss of anchor tenants, difficulty backfilling vacant space, and store closures outpacing new openings at specific locations. Conversely, the power center component of the portfolio continued on a positive trajectory, as vacancy declined again in the second quarter supported by the sustained expansion of necessity-based retailers and the productive absorption of previously vacant spaces.

			Account Vacancy		Market Vacancy*
	Total Exposure ($M)	% of Total Investments	Q2 2026	Q1 2026	Q2 2026	Q1 2026
All Retail			7.5%	7.4%	4.4%	4.4%
Lifestyle & Mall	$1,147.5	4.5%	5.2%	4.3%	8.5%	8.6%
Neighborhood, Community & Strip	995.7	3.9%	10.8%	11.3%	6.2%	6.2%
Power Center**	344.5	1.4%	9.4%	10.5%	4.9%	4.9%
*Source: CoStar. Market vacancy is the percentage of space available for rent. The Account’s vacancy is defined as the percentage of unleased square footage.
**The Power Center designation is reserved for properties with three or more anchor units. Anchor units are leased to large retailers such as department stores, home improvement stores, and warehouse clubs. Properties with the Neighborhood, Community and Strip designation consist of two or fewer anchor units.
Hotel
The Account's hotel investment continued its decline in vacancy into the second quarter of 2026, supported by continued improvement in lodging demand and increased occupancy from higher business and leisure travel activity. Looking ahead, the outlook for hotel occupancy is generally positive, though growth may be tempered by economic uncertainty and rising operating expenses.
The Account's exposure to the hospitality sector is limited to a single hotel in the Dallas metro area. Located in a business park, the property caters largely to business travelers. Key metrics for tracking hotel performance include occupancy, average daily rate ("ADR"), and revenue per available room ("RevPAR"). For the quarter ended June 30, 2026, occupancy increased to 75.1%, compared to 63.9% in the previous quarter. ADR and RevPAR were $158.10 and $118.81, respectively, for the second quarter of 2026, compared to $165.27 and $105.63, respectively, in the prior quarter.
INVESTMENTS
As of June 30, 2026, the Account had total net assets of $22.9 billion, a 0.8% increase from December 31, 2025.
As of June 30, 2026, the Account held 83.5% of its total investments in real estate and real estate joint ventures. The Account also held a real estate operating business representing 4.9% of total investments, real estate funds representing 3.2% of total investments, U.S. government agency notes representing 3.0% of total investments, U.S treasury securities representing 1.9% of total investments, investments in loans receivable, including those with related parties, representing 1.9% of total investments and U.S. short term repos representing 1.6% of total investments.
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of June 30, 2026 was $0.6 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $2.5 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the Consolidated Schedules of Investments. As of June 30, 2026, the total outstanding principal on the Account’s portfolio was $5.1 billion, inclusive of loans payable within the joint venture investments, $1,600.0 million in senior notes payable, $250.0 million outstanding on the Account's line of credit, and $196.8 million in loans collateralized by a loan receivable. This amount represented a loan-to-value ratio of 18.0%.
Management believes that the Account’s real estate portfolio is diversified by location and property type. The Account does not intend to buy and sell its real estate investments simply to make short-term profits. Rather, the Account’s general strategy in selling real estate investments is to dispose of those assets that management believes (i) have maximized in value, (ii) have underperformed or face deteriorating property-specific or market conditions, (iii) need significant capital infusions in the future, (iv) are appropriate to dispose of in order to remain consistent with the Account’s intent to diversify the Account by property type and geographic location (including reallocating the Account’s exposure to or away from certain property types in certain geographic locations), or (v) otherwise no longer satisfy the investment objectives of the Account. Management, from time to time, will evaluate the need to manage liquidity in the Account as part of its analysis as to whether to undertake a particular asset sale. The Account may reinvest any sale proceeds that it does not need to pay operating expenses or to meet debt service or redemption requests (e.g., contract owner withdrawals or benefit payments).
The following table lists the Account's ten largest investments as of June 30, 2026. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Concentrations of Risk.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Simpson Housing Portfolio	80.00%	Various	U.S.A.	Apartment	$1,021.8	$477.3	$544.5	4.3%	3.7%
Ontario Industrial Portfolio	100.00%	Ontario	CA	Industrial	951.9	—	951.9	4.0%	3.4%
Fashion Show	50.00%	Las Vegas	NV	Retail	790.5	413.5	377.0	3.4%	2.8%
Campus Pointe Consolidation	42.10%	San Diego	CA	Office	643.8	—	643.8	2.7%	2.3%
Lincoln Centre	100.00%	Dallas	TX	Office	598.0	—	598.0	2.5%	2.1%
Storage Portfolio II	90.00%	Various	U.S.A.	Storage	578.3	171.2	407.1	2.5%	2.1%
The Florida Mall	50.00%	Orlando	FL	Retail	533.7	307.4	226.3	2.3%	1.9%
Dallas Industrial Portfolio	100.00%	Dallas	TX	Industrial	523.3	—	523.3	2.2%	1.9%
1001 Pennsylvania Avenue	100.00%	Washington	D.C.	Office	416.0	—	416.0	1.8%	1.5%
Seavest MOB	98.78%	Various	U.S.A.	Office	410.7	72.8	337.9	1.7%	1.5%
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

Results of Operations
Three months ended June 30, 2026 compared to Three months ended June 30, 2025
Net Investment Income
The following table shows the results of operations for the three months ended June 30, 2026 and 2025 and the dollar and percentage changes for those periods (dollars in millions).

	For the Three Months Ended June 30,		Change
	2026	2025	$	%
		2
Real estate income, net:
Rental income	$314.5	$314.9	$(0.4)	(0.1)%
Real estate property level expenses:
Operating expenses	73.9	73.9	—	—%
Real estate taxes	44.1	45.5	(1.4)	(3.1)%
Interest expense	10.3	13.2	(2.9)	(22.0)%
Total real estate property level expenses	128.3	132.6	(4.3)	(3.2)%
Real estate income, net	186.2	182.3	3.9	2.1%
Income from real estate joint ventures	40.6	45.2	(4.6)	(10.2)%
Income from real estate funds	(0.4)	2.7	(3.1)	(114.8)%
Interest income	24.3	28.4	(4.1)	(14.4)%
TOTAL INVESTMENT INCOME	250.7	258.6	(7.9)	(3.1)%
Expenses:
Investment management charges	18.3	15.8	2.5	15.8%
Administrative charges	13.2	13.1	0.1	0.8%
Distribution charges	2.6	2.0	0.6	30.0%
Liquidity guarantee charges	15.9	15.8	0.1	0.6%
Interest expense	20.9	10.5	10.4	99.0%
TOTAL EXPENSES	70.9	57.2	13.7	24.0%
INVESTMENT INCOME, NET	$179.8	$201.4	$(21.6)	(10.7)%
The table below illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the three months ended June 30, 2026 and 2025, "same property", as compared to the comparative increases or decreases associated with the acquisition and disposition of properties made in either period.

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2026	2025	$	%	2026	2025	$	%	2026	2025	$	%
Same Property	$277.3	$286.5	$(9.2)	(3.2)%	$66.0	$67.2	$(1.2)	(1.8)%	$39.6	$42.3	$(2.7)	(6.4)%
Properties Acquired	28.9	—	28.9	N/M	5.4	—	5.4	N/M	4.3	—	4.3	N/M
Properties Sold	8.3	28.4	(20.1)	(70.8)%	2.5	6.7	(4.2)	(62.7)%	0.2	3.2	(3.0)	(93.8)%
Impact of Properties Acquired/Sold	37.2	28.4	8.8	31.0%	7.9	6.7	1.2	17.9%	4.5	3.2	1.3	40.6%
Total Property Portfolio	$314.5	$314.9	$(0.4)	(0.1)%	$73.9	$73.9	$—	—%	$44.1	$45.5	$(1.4)	(3.1)%
N/M—Not meaningful
Rental Income:
Rental income decreased by $0.4 million, or 0.1%, when compared to the second quarter of 2025, attributable to lower rent percentages due to tenant move-outs and lease expirations specifically in the industrial and retail sectors.

Additionally, the prior year quarter benefited from higher rental rates, recovery of bad debt and improved expense recoveries.
Operating Expenses:
Operating expenses remained relatively flat compared to the second quarter of 2025, as property acquisitions in the current quarter and dispositions in the prior year quarter largely offset each other.
Real Estate Taxes:
Real estate taxes decreased $1.4 million, or 3.1%, when compared to the second quarter of 2025, primarily attributable to a reduction in real estate taxes resulting from prior period abatements, partially offset by net disposition and acquisition activity.
Interest Expense:
Interest expense decreased $2.9 million, or 22.0%, primarily attributable to a reduction in the average outstanding principal balance on loans payable during the second quarter of 2026, as compared to the same quarter in 2025.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures decreased $4.6 million, or 10.2%, as compared to the corresponding second quarter in 2025, driven primarily by a reduction in distributed income from a retail property located in Orlando, Florida and an office property located in Boston, Massachusetts. The decline in distributed income is attributable to higher operating expenses incurred by the Account's joint ventures.
Income from Real Estate Funds:
Income from real estate funds decreased $3.1 million, or 114.8%, as compared to the corresponding quarter in 2025, primarily attributable to lower dividends received from two of the Account's real estate fund investments, driven by higher operating expenses incurred, which reduced the distributable income available to the Account.
Interest Income:
Interest income decreased $4.1 million, or 14.4%, in comparison to the same quarter of 2025, due to a reduction in the Account's loan receivable portfolio, resulting in lower interest earned on these investments.
Expenses:
Investment management, administrative and distribution expenses charged to the Account by TIAA and one of its affiliates are charged on an at-cost basis and are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account's portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at-cost basis. Investment management expenses increased by $2.5 million when compared to the prior year second quarter due to elevated transaction activity. Administrative expenses increased $0.1 million due to greater technology and software expenditures and employee related costs. Distribution charges increased $0.6 million when compared to the prior year second quarter due to higher average net assets resulting in increased servicing fees.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA's assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account's net assets. Mortality and expense risk expenses were not applicable in the comparative periods as this charge was not yet in effect. Liquidity guarantee expenses were $0.1 million higher than the comparable period of 2025, though the overall level of expense remained relatively modest in both periods.
Interest expense on the Account's unsecured debt increased $10.4 million when compared to the same quarter of 2025, driven by growth in the Account's credit facility and senior notes payable.

Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized losses on investments and debt for the three months ended June 30, 2026 and 2025 and the dollar and percentage changes for those periods (millions).

	For the Three Months Ended June 30,		Change
	2026	2025	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on:
Real estate properties	$39.1	$(482.6)	$521.7	108.1%
Real estate joint ventures	(1.0)	(13.0)	12.0	92.3%
Foreign currency translation	—	0.1	(0.1)	(100.0)%
Loans receivable	—	(92.9)	92.9	100.0%
Loans payable	—	61.7	(61.7)	(100.0)%
Total realized gain (loss) on investments and debt	38.1	(526.7)	564.8	107.2%
Net change in unrealized gain (loss) on:
Real estate properties	(76.1)	501.2	(577.3)	(115.2)%
Real estate joint ventures	68.4	(46.1)	114.5	248.4%
Real estate funds	(28.4)	5.4	(33.8)	(625.9)%
Real estate operating business	161.5	(27.8)	189.3	680.9%
Marketable securities	(0.2)	0.1	(0.3)	(300.0)%
Loans receivable	(5.6)	85.5	(91.1)	(106.5)%
Loans payable	(5.9)	(1.0)	(4.9)	(490.0)%
Other unsecured debt	3.4	(7.8)	11.2	143.6%
Net change in unrealized gain (loss) on investments and debt	117.1	509.5	(392.4)	(77.0)%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT	$155.2	$(17.2)	$172.4	1,002.3%
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized losses of $37.0 million during the second quarter of 2026, compared to $18.6 million of net realized and unrealized gains during the comparable quarter of 2025. Current period realized losses in the second quarter of 2026 were attributable to the dispositions of a retail property in Mooresville, North Carolina and an industrial property in Houston, Texas. Unrealized losses were largely attributable to the industrial and multi-family sectors, due to softening rent growth, elevated vacancy and broader market uncertainty associated with tariff policies. Realized losses in the second quarter of 2025 were attributable to the dispositions of three multi-family property in California and Minnesota; and five office properties in Virginia, Massachusetts and California. Unrealized gains were largely attributable to office and industrial properties, due to resilient demand, positive rent growth and stabilized interest rates.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized gains of $67.4 million during the second quarter of 2026, compared to $59.1 million of net realized and unrealized losses during the second quarter of 2025. Unrealized gains for the current quarter were primarily driven by the Account's joint venture investments in the office and retail sectors, reflecting improved occupancy due to subleasing opportunities, rent growth in prime retail assets, principally grocery-anchored and neighborhood centers, as well as office spaces. Realized loss was attributable to the disposition of a medical office property in Minnesota. Prior period unrealized losses were attributable to the Account's joint venture investments in the office and storage sectors, reflecting decreased market demand and political pressures during the period.

Real Estate Funds:
Real estate funds experienced unrealized losses of $28.4 million during the second quarter of 2026, compared to $5.4 million of unrealized gains during the comparable period of 2025. Unrealized losses in the second quarter of 2026 were driven by unfavorable changes in capitalization rates and lowered investor demand, resulting in unfavorable valuations for the Account's real estate fund investments. Prior period gains were due to favorable changes in capitalization rates and strengthened investor demand, resulting in favorable valuations for the Account's real estate fund investments.
Real Estate Operating Business:
The Account's real estate operating business experienced unrealized gains of $161.5 million during the second quarter of 2026, compared to $27.8 million of unrealized losses in the comparable period of 2025. Unrealized gains in the second quarter of 2026 were primarily attributable to increased appraised valuations reflecting anticipated capacity expansion projects scheduled for 2027 and 2032. The prior period unrealized loss was the result of unfavorable valuation adjustments recognized during that quarter.
Marketable Securities:
The Account's marketable securities recognized unrealized losses of $0.2 million during the second quarter of 2026, driven by fluctuations in U.S. Treasury rates during the period, compared to unrealized gains of $0.1 million recorded in the second quarter of 2025, representing a modest unfavorable movement period over period.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced unrealized losses of $5.6 million during the second quarter of 2026, compared to $7.4 million of net realized and unrealized losses during the comparable quarter of 2025. The current period unrealized losses are primarily attributed to an unfavorable valuation on a single loan during the quarter. The appraised values of the collateral asset properties were lower than the principal value of the loans, which resulted in the unfavorable valuation of the loans receivable. The comparable period net realized and unrealized losses are mainly attributed to unfavorable valuations of two loans during the period
Loans Payable:
Loans payable experienced unrealized losses of $5.9 million in the second quarter of 2026, compared to $60.7 million of net realized and unrealized gains during the comparable quarter of 2025. The unrealized losses in the current period were primarily driven by a decline in the fair value of debt attributable to rising inflation affecting market interest rates during the quarter. The net gains in the second quarter of 2025 were attributable to interest and debt forgiven from a disposed office property in Massachusetts.
Other Unsecured Debt:
The Account's other unsecured debt experienced unrealized gains of $3.4 million in the second quarter of 2026, compared to $7.8 million of unrealized losses during the comparable quarter of 2025. The unrealized gains recognized in the current period were primarily attributable to widening credit spreads and improved market perception during the quarter. The unrealized losses recorded in the prior period were driven by changes in the risk free yield curve and market assumptions due to political pressures.
Six months ended June 30, 2026 compared to Six months ended June 30, 2025
Net Investment Income
The following table shows the results of operations for the six months ended June 30, 2026 and 2025 and the dollar and percentage changes for those periods (dollars in millions).

	For the Six Months Ended June 30,		Change
	2026	2025	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$618.3	$636.7	$(18.4)	(2.9)%
Real estate property level expenses:
Operating expenses	156.5	156.8	(0.3)	(0.2)%
Real estate taxes	87.5	91.4	(3.9)	(4.3)%
Interest expense	21.4	33.3	(11.9)	(35.7)%
Total real estate property level expenses	265.4	281.5	(16.1)	(5.7)%
Real estate income, net	352.9	355.2	(2.3)	(0.6)%
Income from real estate joint ventures	83.8	96.7	(12.9)	(13.3)%
Income from real estate funds	3.0	14.9	(11.9)	(79.9)%
Interest income	49.8	64.8	(15.0)	(23.1)%
TOTAL INVESTMENT INCOME	489.5	531.6	(42.1)	(7.9)%
Expenses:
Investment management charges	36.6	34.4	2.2	6.4%
Administrative charges	28.2	28.5	(0.3)	(1.1)%
Distribution charges	5.1	5.1	—	—%
Liquidity guarantee charges	31.6	31.4	0.2	0.6%
Interest expense	41.6	20.1	21.5	107.0%
TOTAL EXPENSES	143.1	119.5	23.6	19.7%
INVESTMENT INCOME, NET	$346.4	$412.1	$(65.7)	(15.9)%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the six months ended June 30, 2026 and 2025. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2026	2025	$	%	2026	2025	$	%	2026	2025	$	%
Same Property	$541.9	$548.6	$(6.7)	(1.2)%	$138.7	$132.2	$6.5	4.9%	$78.9	$79.9	$(1.0)	(1.3)%
Properties Acquired	56.2	17.1	39.1	228.7%	11.4	5.2	6.2	119.2%	8.0	1.6	6.4	400.0%
Properties Sold	20.2	71.0	(50.8)	(71.5)%	6.4	19.4	(13.0)	(67.0)%	0.6	9.9	(9.3)	(93.9)%
Impact of Properties Acquired/Sold	76.4	88.1	(11.7)	(13.3)%	17.8	24.6	(6.8)	(27.6)%	8.6	11.5	(2.9)	(25.2)%
Total Property Portfolio	$618.3	$636.7	$(18.4)	(2.9)%	$156.5	$156.8	$(0.3)	(0.2)%	$87.5	$91.4	$(3.9)	(4.3)%
N/M—Not meaningful
Rental Income:
Rental income decreased by $18.4 million, or 2.9%, when compared to the first six months of 2025, primarily due to a reduction in parking revenue, lower rental rates resulting from tenant move-outs and lease expirations, and reduced tenant reimbursements primarily in the retail sector.
Operating Expenses:
Operating expenses decreased $0.3 million, or 0.2%, when compared to the same period of 2025, primarily due to net property dispositions, as indicated in the table above.

Real Estate Taxes:
Real estate taxes decreased $3.9 million, or 4.3%, when compared to the same period in 2025, primarily due to net property dispositions, as noted in the table above, as well as tax abatements and accrual true-ups for supplemental taxes that reduced taxes primarily in the office sector.
Interest Expense:
Interest expense decreased by $11.9 million when compared to the same period in 2025, primarily due to a lower average outstanding principal balance on the Account's loans payable.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures decreased $12.9 million compared to the corresponding period in 2025, driven primarily by a reduction in distributed income from a student housing portfolio located across various markets and a retail property located in Las Vegas, Nevada. The decline in distributed income is attributable to higher operating expenses incurred by the Account's joint ventures.
Income from Real Estate Funds:
Income from real estate funds decreased $11.9 million, when compared to the corresponding period in 2025, primarily attributable to lower dividends received from two of the Account's real estate fund investments, driven by higher operating expenses incurred, which reduced the distributable income available to the Account.
Interest Income:
Interest income decreased $15.0 million compared to the same period in 2025, due to a reduction in the loan receivable portfolio. The prior period reflected higher interest income attributable to a larger outstanding loan receivable portfolio during that period.
Expenses:
Investment management, administrative and distribution expenses charged to the Account by TIAA and one of its affiliates are charged on an at-cost basis and are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account's portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at-cost basis. Investment management expenses increased by $2.2 million when compared to the prior year due to elevated transaction activity increasing the Account's total investments. Administrative expenses decreased $0.3 million due to lower personnel costs and professional fees. Distribution charges were relatively flat when compared to the prior year.
Mortality and expense risk and liquidity guarantee expenses represent contractual charges to the Account from TIAA in exchange for TIAA's assumption of these risks and its provision of the liquidity guarantee. These charges are established annually and assessed at a fixed rate based on the Account's net assets. Mortality and expense risk charges were not applicable during the comparative periods, as this charge had not yet been put into effect. Liquidity guarantee expenses were $0.2 million higher than the comparable period of 2025, reflecting slight growth in the Account's average net assets over the period.
Interest expense from the Account's other unsecured debt and line of credit increased $21.5 million when compared to the same period of 2025, due to an increase in the Account's credit facility and senior notes payable.

Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized gains and losses on investments and debt for the six months ended June 30, 2026 and 2025 and the dollar and percentage changes for those periods (dollars in millions).

	For the Six Months Ended June 30,		Change
	2026	2025	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on:
Real estate properties	$(50.6)	$(670.0)	$619.4	92.4%
Real estate joint ventures	(62.2)	(3.5)	(58.7)	(1,677.1)%
Real estate funds	25.7	—	25.7	N/M
Foreign currency translation	—	0.1	(0.1)	(100.0)%
Loans receivable	(56.0)	(92.9)	36.9	39.7%
Loans payable	34.7	61.7	(27.0)	(43.8)%
Total realized gain (loss) on investments and debt:	(108.4)	(704.6)	596.2	84.6%
Net change in unrealized gain (loss) on:
Real estate properties	(49.8)	612.4	(662.2)	(108.1)%
Real estate joint ventures	128.5	35.0	93.5	267.1%
Real estate funds	(50.6)	1.7	(52.3)	(3,076.5)%
Real estate operating business	170.9	(28.0)	198.9	710.4%
Marketable securities	(0.4)	—	(0.4)	N/M
Loans receivable	49.8	86.3	(36.5)	(42.3)%
Loans payable	(30.7)	3.3	(34.0)	(1,030.3)%
Other unsecured debt	18.3	(14.3)	32.6	228.0%
Net change in unrealized gain (loss) on investments and debt	236.0	696.4	(460.4)	(66.1)%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT	$127.6	$(8.2)	$135.8	1,656.1%

N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized losses of $100.4 million during the first half of 2026, compared to $57.6 million of net realized and unrealized losses during the comparable period of 2025. Current period realized losses in the first half of 2026 were attributable to the dispositions of two office properties in Massachusetts and Oregon; two multi-family properties in Texas and California; two retail properties in Pennsylvania and North Carolina and an industrial portfolio in Texas. Unrealized losses were largely attributable to office and multi-family properties, due to reduced demand associated with the continued adoption of hybrid work models, shortage of prime, tenant ready space to attract new occupancy and weak demand amid a higher interest rate environment. The realized losses in the first half of 2025 were attributable to the sale of four multi-family properties in Texas, California and Minnesota; and six office properties in Washington, D.C, Virginia, Massachusetts and California. Unrealized gains were primarily driven by office and multi-family properties in the Western and Eastern region due to resilient demand, positive rent growth and stabilized interest rates.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized gains of $66.3 million during the first six months of 2026, compared to net realized and unrealized gains of $31.5 million during the comparable period of 2025. Unrealized gains for the current period were primarily driven by the Account's joint venture investments in the office and multifamily sectors, reflecting continued growth in market demand and compressed capitalization rates. Realized losses was attributable to the disposition of a multi-family property in New York and a medical office in

Minnesota. Unrealized gains in the first half of 2025 were primarily driven by retail and multi-family properties due to increased regional market demand and improved asset specific performances.
Real Estate Funds:
Real estate funds experienced net realized and unrealized losses of $24.9 million during the first six months of 2026, compared to unrealized gains of $1.7 million during the first six months of 2025. Realized gains in the first half of 2026 are due to sales within one of the Account's real estate fund portfolios. Unrealized losses were driven by unfavorable changes in capitalization rates and lowered investor demand, resulting in unfavorable valuations for the Account's real estate fund investments. Prior period gains were due to favorable valuations of four of the Account's real estate funds, due to lower capitalization rates.
Real Estate Operating Business:
The Account's real estate operating business experienced unrealized gains of $170.9 million during the first half of 2026, compared to $28.0 million of unrealized losses in the comparable period of 2025. Unrealized gains were primarily attributable to favorable valuation adjustments, largely resulting from reduced development costs, increased income from core operations, and anticipated capacity expansion projects scheduled for 2027 and 2032. Unrealized losses in the prior period were primarily attributable to unfavorable valuation adjustments driven by additional debt incurred during that period.
Marketable Securities:
The Account's marketable securities holdings experienced unrealized losses of $0.4 million during the first half of 2026, compared to none in the comparable period of 2025. The losses recognized in the current period were driven by fluctuations in U.S. Treasury rates during the first half of 2026, the impact of which was not present in the prior period.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced net realized and unrealized losses of $6.2 million during the first six months of 2026, compared to $6.6 million of net realized and unrealized losses during the comparable period of 2025. Current period realized losses are primarily attributable to the foreclosure of a loan collateralized by an office portfolio and the payoff of two loans collateralized by office properties, partially offset by unrealized gains resulting from favorable valuation adjustments on two investments. The appraised values of the collateral properties exceeded the principal balances of the respective loans, supporting the favorable valuation adjustments recognized in the period. Prior period net realized and unrealized losses are primarily attributable to realized losses associated with two loans paid off by the borrower, offset by favorable valuations
Loans Payable:
Loans payable recognized net realized and unrealized gains of $4.0 million in the first half of 2026, compared to $65.0 million of net realized and unrealized gains in the comparable period of 2025. The realized gains in the first half of 2026 were primarily attributable to the forgiveness of debt associated with an office property in Portland, Oregon, and debt extinguishment related to a retail property in Mooresville, North Carolina. The unrealized losses were primarily driven by unfavorable valuation adjustments on debt resulting from rising market interest rates and widening credit spreads during the period. In the comparable period of 2025, realized gains were primarily attributable to the forgiveness of interest and debt associated with a disposed office property in Massachusetts, while unrealized gains were primarily driven by an increase in the fair value of debt due to improved market conditions.
Other Unsecured Debt:
Other unsecured debt experienced unrealized gains of $18.3 million in the first six months of 2026, attributable to favorable changes in credit spreads and improved market perception. Prior year unrealized losses of $14.3 million were attributable to unfavorable changes in credit spreads and market assumptions due to political pressures.

Liquidity and Capital Resources
As of June 30, 2026 and December 31, 2025, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $1.7 billion and $1.8 billion, respectively (7.6% and 7.9% of the Account’s net assets at such dates, respectively). The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and contract owner redemption requests (i.e., contract owner transfers, withdrawals or benefit payments). In addition, as disclosed in the Account's 2025 Form 10-K, the Account is able to meet its short-term and long-term liquidity needs through cash provided by operating activities, the available borrowing capacity under its Credit Agreement and the liquidity guarantee provided by TIAA as described below.
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
Although the Account experienced mixed net contract owner outflows and inflows during the second quarter of 2026, the TIAA General Account was not required to purchase any liquidity units during the period. TIAA's ownership is approximately 4.03% of the outstanding accumulation units of the Account as of June 30, 2026. The independent fiduciary, which has the right to adjust the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”), has established the trigger point at 45% of the outstanding accumulation units.
Net Investment Income
Net investment income continues to be an additional source of liquidity for the Account. Net investment income was $346.4 million for the six months ended June 30, 2026, as compared to $412.1 million for the comparable period of 2025. The decrease in total net investment income is described more fully in the Results of Operations section.
Leverage
As of June 30, 2026, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments, senior notes payable and any loans outstanding on the Account's Credit Agreement) to total gross asset value (i.e., a "loan -to-value ratio") was 18.0%. The Account intends to maintain its loan-to-value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s net equity interest in joint ventures), with no reduction associated with any indebtedness on such assets.
The Account's Credit Agreement, which is a $1.4 billion unsecured line of credit or credit facility, that facilitates near-term investment objectives, as further described in Note 12—Credit Facility. As of June 30, 2026, the Account had $250.0 million outstanding on the line of credit. The Credit Agreement was recently amended to increase the maximum capacity and provide for three extension options. The amendment also increased the accordion feature, allowing the Account to request additional funding of up to $300.0 million at any time prior to the Commitment Termination date, and removed the credit spread adjustment from the SOFR rate election. Any request for additional funding beyond the base commitment is subject to approval at the sole discretion of the lenders and is not guaranteed.
As of June 30, 2026, the total principal outstanding for mortgages on properties held directly by the Account (three of which are collateralized by a loan receivable), the Credit Agreement and senior notes payable were $2.6 billion. The Account has four mortgage obligations secured by wholly-owned real estate investments, totaling $179.0 million, that are scheduled to mature within the next twelve months. This total includes a loan currently in default totaling $24.0 million. The Account currently has sufficient liquidity in the form of cash and cash equivalents, short-term securities, and available capacity on the Account's line of credit under the Credit Agreement that can be drawn to meet its current mortgage obligations.
In times of high net inflow activity, in particular during times of high net contract owner transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan-to-value ratio.
Statements of Cash Flows
The following table sets forth the Account's sources and uses of cash flows for the six months ended June 30, 2026 and 2025 (in millions)

	As of Six Months Ended June 30,
	2026	2025
Cash flows provided by (used in):
Operating activities	$301.9	$257.7
Financing activities	$(287.0)	$(368.2)
The following provides information regarding the Account's cash flows from operating and financing activities for the six months ended June 30, 2026.
Operating Activities: The Account's operating cash flows are primarily impacted by net investment income and the purchase or sale of investments and debt. Cash provided by operating activities for the six months ended June 30, 2026, as compared to the prior year period, increased by approximately $44.2 million. This increase was primarily driven by:
•$291.9 million in net decrease of purchases of wholly owned properties, real estate joint ventures and funds;
•$187.6 million increase in the proceeds from the payoffs of loans receivable, when compared to second quarter of prior year;
•$36.5 million net decrease in the purchase of marketable securities; and
•$20.1 million net decrease of capital improvements on wholly owned properties.
Offsetting the increase in cash provided by operating activities above was the following;
•$299.3 million in net decrease in proceeds from sale of real estate properties, real estate joint ventures, funds and payoff of loans receivable from related parties;
•$223.6 million in decrease in payable for securities purchased.
Financing Activities: The Account's financing cash flows are primarily impacted by contract owner transactions and repayments of debt. For the period ended June 30, 2026, cash used in financing activities decreased $81.2 million compared to the comparable period in 2025, primarily driven by:
•A decrease in net debt repayments of $284.4 million;
Offsetting the decrease in cash used in financing activities above was the following;
•A decrease in proceeds from line of credit borrowings of $129.0 million;
•A decrease in net contract owner outflows of $74.2 million, when compared to the first six months of prior year.
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

A summary of the Account's outstanding debt is as follows (in millions):

	June 30, 2026		December 31, 2025
	Principal Balance	% of Total	Principal Balance	% of Total
Secured	$760.8	29.1%	$892.4	33.6%
Unsecured	1,850.0	70.9%	1,760.0	66.4%
Total	$2,610.8	100.0%	$2,652.4	100.0%
Fixed Rate Debt:
Secured	$503.7	19.3%	$531.8	20.1%
Unsecured	1,600.0	61.3%	1,600.0	60.3%
Fixed Rate Debt	$2,103.7	80.6%	$2,131.8	80.4%
Floating Rate Debt:
Secured	$257.1	9.8%	$360.6	13.6%
Unsecured	250.0	9.6%	160.0	6.0%
Floating Rate Debt	$507.1	19.4%	$520.6	19.6%
Total	$2,610.8	100.0%	$2,652.4	100.0%
Recent Transactions
The following describes property and property-related transactions by the Account during the second quarter of 2026. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease.
Real Estate Properties and Joint Ventures
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price(1)
8514 Sunstate Street	05/15/2026	100.00%	Industrial	Tampa, FL	$13.1
Vantage at Spring Creek	06/11/2026	100.00%	Multi-family	Richardson, TX	90.9

(1) Represents the purchase price net of closing costs.
Sales

Property Name	Transaction Date	Ownership Percentage	Sector	Location	Net Sales Price(1)		Realized Gain (Loss) on Disposition(2)
Mercy Healthcare(3)	04/28/2026	50.00%	Office	Coon Rapids, MN	$9.1	$(19.8)	$(1.2)
Winslow Bay Commons	05/12/2026	100.00%	Retail	Mooresville, NC	60.3		6.9
NW Houston Industrial Portfolio	06/16/2026	100.00%	Industrial	Houston, TX	115.7		32.2
(1) Represents the sales price, less selling expenses.
(2) Majority of the realized gain (loss) was previously recognized as unrealized gains (losses) in the Account's Consolidated Statements of Operations.
(3) Property is held in Juniper MOB Portfolio.
Financings
Debt Payoff

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
Winslow Bay Commons(1)	05/12/2026	3.82%	Retail	09/11/2027	$25.8
(1) Debt was extinguished with the sale of the property.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint ventures, funds, an operating business and loans receivable, including those with related parties, which, as of June 30, 2026, represented 93.5% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:
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
As of June 30, 2026, 6.5% of the Account’s total investments were comprised of marketable securities. Marketable securities may include high-quality debt instruments (i.e., government agency notes, repos and U.S. treasury securities) and REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements of the Account's 2025 Form 10-K. As of June 30, 2026, the Account does not invest in derivative financial instruments, although it does engage in hedging activity related to foreign currency denominated investments.
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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2026. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
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
ITEM 1A. RISK FACTORS.
Continued liquidity challenges could adversely impact the Account’s operations, financial condition, growth and prospects and continue to trigger the Account’s Liquidity Guarantee
The Account requires sufficient liquidity to fund ongoing Account-level loan and debt commitments to make payments on its debt obligations as they become due, satisfy contract owner redemption requests, fund purchases and maintenance of portfolio properties, and meet other cash and contractual commitments. Starting in late 2023, the Account experienced a decrease in liquid assets, which was largely due to a spike in contract owner redemption requests (i.e., contract owner withdrawals or benefit payments), influenced by negative trends in the U.S commercial real estate market. These trends were exacerbated by higher interest rates that adversely affected property values. TIAA was required to trigger the Liquidity Guarantee by purchasing liquidity units beginning August 31, 2023 through the second quarter of 2024. The pace of net contract owner outflows has slowed over the period covered by this report and no additional liquidity units were purchased during the second quarter of 2026; however, any reversal or adverse change in the pace or scope of these outflows in future fiscal quarters or periods could have a material adverse effect on the Account’s business, financial condition and results of operations.
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

	(I)	Form of OneIRA Non-Qualified Deferred Annuity Contract (and Rate Schedule)[16]
	(J)	(1) Form of Endorsement to Retirement Choice and Retirement Choice Plus Contracts for Custom Portfolios[17]
(2) Form of Endorsement to Retirement Choice and Retirement Choice Plus Certificates for Custom Portfolios[17]
	(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate[18]
	(L)	(1)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Annuity Contract[19]
(2)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Plus Annuity Contract[19]
	(M)	Form of Retirement Plan Loan Endorsement to Group Retirement Annuity Certificate[20]
	(N)	Form of Retirement Plan Loan Endorsement to Retirement Annuity Contract[21]
	(O)	Form of Retirement Plan Loan Endorsement to Supplemental Retirement Annuity Contract[22]
	(P)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[23]
	(Q)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[24]
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of February 21, 2018, between TIAA, on behalf of the Registrant, and RERC, LLC[12]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.[8]
	(C)	Independent Fiduciary Letter Agreement, dated as of February 10, 2022, between TIAA, on behalf of the Registrant, and Situs AMC Real Estate Valuation Services, LLC.[13]
	(D)	Form of Note Purchase Agreement, dated as of June 10, 2022, by and between TIAA, on behalf of the registrant, and the purchasers party thereto.[30]
	(E)	Form of Note Purchase Agreement, dated as of March 21, 2023, by and between TIAA, on behalf of the registrant, and the purchasers party thereto.[31]

	(F)	First Amendment to the Custodian Agreement, dated as of September 25, 2024 by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.[32]
	(G)	Form of Note Purchase Agreement, dated as of October 22, 2025, by and between TIAA on behalf of the Registrant, and the Purchasers party thereto.[33]
(19)		TIAA Enterprise Material Non-Public Information and Insider Trading Policy[34]
(31)		Rule 13a - 14(a) Certifications*
(32)		Rule 13a - 14(b) and Section 1350 Certifications*
(101)		The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2026 (Unaudited), formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities as of June 30, 2026 (Unaudited), (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 (Unaudited), (iii) the Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2026 and 2025 (Unaudited), (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (Unaudited), and (v) the Notes to the Consolidated Financial Statements (Unaudited).**
(104)		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**
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
(7)Previously filed and incorporated by reference to Exhibit 4(C) to the Account’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and filed with the Commission on November 12, 2010 (File No. 33-92990).
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the fifth day of August 2026.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

	By:	/s/ Colbert Narcisse
August 5, 2026		Colbert Narcisse Senior Executive Vice President, Chief Product Officer, Head of Insurance Solutions & New Markets, Teachers Insurance and Annuity Association of America (Principal Executive Officer)

August 5, 2026	By:	/s/ Christopher Baraks
Christopher Baraks Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)