Form 10-Q
period 2026-09-30
TIAA REAL ESTATE ACCOUNT
filed 2026-11-05
CIK 946155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2026.
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
Yes ☐  No ☒

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)
(In millions, except per accumulation unit amounts)

	September 30,	December 31,
	2026	2025

ASSETS
Investments, at fair value:
Real estate properties (cost: $12,994.1 and $12,973.4)	$16,175.0	$15,975.4
Real estate joint ventures (cost: $5,194.2 and $5,115.5)	5,318.0	5,098.8
Real estate funds (cost: $955.2 and $918.3)	831.7	839.6
Real estate operating business (cost: $623.5 and $621.8)	1,842.5	1,072.6
Marketable securities (cost: $1,683.3 and $1,728.6)	1,683.0	1,728.7
Loans receivable (principal: $553.5 and $945.1)	276.7	620.1
Loans receivable with related parties (principal: $41.8 and $70.3)	41.8	70.3
Total investments (cost: $22,045.6 and $22,373.0)	$26,168.7	$25,405.5
Cash and cash equivalents	122.5	74.9
Cash held by wholly owned properties	179.1	113.3
Due from investment manager	8.0	5.1
Other	163.1	215.2
TOTAL ASSETS	$26,641.4	$25,814.0
LIABILITIES
Loans payable, at fair value (principal outstanding: $618.9 and $892.4)	591.7	830.3
Line of credit, at fair value (principal outstanding: $302.0 and $160.0)	302.0	160.0
Other unsecured debt, at fair value (principal outstanding: $1,750.0 and $1,600.0)	1,662.0	1,568.7
Accrued real estate property expenses	230.8	211.7
Payable for securities purchased	19.9	223.6
Other	77.4	53.1
TOTAL LIABILITIES	$2,883.8	$3,047.4
COMMITMENTS AND CONTINGENCIES
NET ASSETS
Accumulation Fund	23,291.0	22,312.7
Annuity Fund	466.6	453.9
TOTAL NET ASSETS	$23,757.6	$22,766.6
NUMBER OF ACCUMULATION UNITS OUTSTANDING	45.8	46.5
NET ASSET VALUE, PER ACCUMULATION UNIT	$509.028	$479.558
See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
INVESTMENT INCOME
Real estate income, net:
Rental income	$303.2	$305.7	$921.5	$942.4
Real estate property level expenses and taxes:
Operating expenses	74.3	75.3	230.8	232.1
Real estate taxes	44.9	47.6	132.4	139.0
Interest expense	9.7	13.6	31.1	46.9
Total real estate property level expenses	128.9	136.5	394.3	418.0
Real estate income, net	174.3	169.2	527.2	524.4
Income from real estate joint ventures	42.3	29.1	126.1	125.8
Income from real estate funds	3.0	5.1	6.0	20.0
Interest income	27.3	29.6	77.1	94.4
TOTAL INVESTMENT INCOME	246.9	233.0	736.4	764.6
Expenses:
Investment management charges	16.8	17.1	53.4	51.5
Administrative charges	12.7	13.4	40.9	41.9
Distribution charges	2.7	2.0	7.8	7.1
Liquidity guarantee charges	16.2	16.0	47.8	47.4
Interest expense	33.7	17.0	75.3	37.1
TOTAL EXPENSES	82.1	65.5	225.2	185.0
INVESTMENT INCOME, NET	164.8	167.5	511.2	579.6
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on:
Real estate properties	(179.0)	(11.5)	(229.6)	(681.5)
Real estate joint ventures	17.7	(126.2)	(44.5)	(129.7)
Real estate funds	—	8.4	25.7	8.4
Foreign currency translation	—	0.1	—	0.2
Loans receivable	—	(20.1)	(56.0)	(113.0)
Loans payable	7.4	—	42.1	61.7
Net realized gain (loss) on investments and debt	(153.9)	(149.3)	(262.3)	(853.9)
Net change in unrealized gain (loss) on:
Real estate properties	228.7	29.1	178.9	641.5
Real estate joint ventures	30.5	168.4	159.0	203.4
Real estate funds	5.8	(12.4)	(44.8)	(10.7)
Real estate operating business	597.4	53.0	768.3	25.0
Marketable securities	—	—	(0.4)	—
Loans receivable	(1.6)	(9.5)	48.2	76.8
Loans payable	(4.2)	7.3	(34.9)	10.6
Other unsecured debt	38.4	(3.8)	56.7	(18.1)
Net change in unrealized gain (loss) on investments and debt	895.0	232.1	1,131.0	928.5
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT	741.1	82.8	868.7	74.6
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$905.9	$250.3	$1,379.9	$654.2

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In millions, Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
FROM OPERATIONS
Investment income, net	$164.8	$167.5	$511.2	$579.6
Net realized gain (loss) on investments and debt	(153.9)	(149.3)	(262.3)	(853.9)
Net change in unrealized gain (loss) on investments and debt	895.0	232.1	1,131.0	928.5
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	905.9	250.3	1,379.9	654.2
FROM TRANSACTIONS BY CONTRACT OWNERS AND TIAA
Premiums	639.9	665.5	1,924.4	2,128.3
Annuity payments	(10.9)	(10.7)	(32.1)	(32.5)
Death benefits	(40.8)	(34.6)	(116.3)	(102.7)
Withdrawals	(687.6)	(819.7)	(2,164.9)	(2,407.9)
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM TRANSACTIONS BY CONTRACT OWNERS AND TIAA	(99.4)	(199.5)	(388.9)	(414.8)
NET INCREASE (DECREASE) IN NET ASSETS	806.5	50.8	991.0	239.4
NET ASSETS
Beginning of period	22,951.1	22,675.5	22,766.6	22,486.9
End of period	$23,757.6	$22,726.3	$23,757.6	$22,726.3

See notes to the consolidated financial statements

TIAA REAL ESTATE ACCOUNT
CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions, Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,379.9	$654.2
Adjustments to reconcile net changes in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	262.3	853.9
Net change in unrealized (gain) loss on investments and debt	(1,131.0)	(928.5)
Purchase of real estate properties	(855.6)	(817.9)
Capital improvements on real estate properties	(186.0)	(188.5)
Proceeds from sales of real estate properties	789.0	508.0
Purchases of real estate joint ventures, funds and operating business	(261.3)	(467.9)
Proceeds from sales of other real estate investments	157.2	315.5
Purchases and originations of loans receivable	(10.2)	(11.1)
Purchases and originations of loans receivable with related parties	(0.1)	(0.1)
Proceeds from payoffs of loans receivable	345.8	136.2
Proceeds from payoffs of loans receivable from related parties	0.1	27.7
Decrease (Increase) in other investments	65.3	185.7
Net change in from/due to investment manager	(2.9)	(15.5)
(Decrease) in payable for securities purchased	(223.6)	—
Decrease (Increase) in other assets	49.3	(22.4)
(Decrease) Increase in other liabilities	34.7	(4.1)
NET CASH PROVIDED BY OPERATING ACTIVITIES	412.9	225.2
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit borrowings	542.0	576.0
Payments on line of credit	(400.0)	—
Proceeds from issuance of unsecured debt	150.0	—
Mortgage loan proceeds received	—	0.4
Payments of mortgage loans	(205.4)	(464.2)
Premiums	1,924.4	2,128.3
Annuity payments	(32.1)	(32.5)
Death benefits	(116.3)	(102.7)
Withdrawals	(2,164.9)	(2,407.9)
NET CASH USED IN FINANCING ACTIVITIES	(302.3)	(302.6)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, CASH HELD BY WHOLLY OWNED PROPERTIES AND RESTRICTED CASH	110.6	(77.4)
CASH, CASH EQUIVALENTS, CASH HELD BY WHOLLY OWNED PROPERTIES AND RESTRICTED CASH
Beginning of period cash, cash equivalents, cash held by wholly owned properties and restricted cash	213.8	323.9
Net (decrease) increase in cash, cash equivalents, cash held by wholly owned properties and restricted cash	110.6	(77.4)
End of period cash, cash equivalents, cash held by wholly owned properties and restricted cash	$324.4	$246.5
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$152.7	$82.1
SUPPLEMENTAL NON-CASH DISCLOSURES
Loan receivable forgiven or extinguished	$56.0	$112.9
Debt extinguished in disposition of property	$44.1	$—
Conversion of loan receivable from related parties to equity	$28.5	$—
Joint venture contribution to wholly owned conversion	$26.2	$—
Debt extinguishment via a deed-in-lieu of foreclosure agreement	$24.0	$—

Marketable securities purchase pending settlement	$19.9	$140.8
Property disposition via a deed-in-lieu of foreclosure agreement	$19.5	$50.0
Conversion of wholly owned to joint venture equity	$8.4	$—
Interest forgiven in disposition of property	$2.9	$11.7
Loan assignment as part of a real estate disposition	$—	$227.0

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in millions):

	As of September 30,
	2026	2025
Cash, cash equivalents and cash held by wholly owned properties	$301.6	$218.8
Restricted cash(1)	22.8	27.7
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$324.4	$246.5
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
Interim Financial Information: The Consolidated Financial Statements of the Account as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Account’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”).
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
Pursuant to its existing liquidity guarantee obligation, beginning August 31, 2023 through September 30, 2026, the TIAA General Account purchased a cumulative total of 1.8 million liquidity units issued by the Account, amounting to $911.3 million. The Account did not experience significant net contract owner outflows during the third quarter of 2026, and the TIAA General Account was not required to purchase any liquidity units. The independent fiduciary, which has the right to adjust the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”), has established the trigger point at 45% of the outstanding accumulation units. As of September 30, 2026, the TIAA General Account owned approximately 4.04% of the outstanding accumulation units of the Account. The independent fiduciary will continue to monitor TIAA's ownership interest in the Account and provide further recommendations as necessary.
Expenses for the services and fees described above are identified as such in the accompanying Consolidated Statements of Operations and are further identified as "Expenses" in Note 14—Financial Highlights.
The Account has loans receivable outstanding with related parties as of September 30, 2026. Two of the loans are with a joint venture partner and the other loan is with a joint venture in which the Account also has an equity interest. The loans are held at fair value in accordance with the valuation policies described in Note 1—Organization and Significant Accounting Policies of the Account's 2025 Form 10-K. References to "SOFR" in the table below and elsewhere in these Notes mean the Secured Overnight Financing Rate, a benchmark interest rate based on the U.S. Treasury bond repurchase market for U.S. dollar-denominated instruments. The following table presents the key terms of the loans as of the reporting date (in millions):

Principal		Related Party	Equity Ownership Interest	Interest Rate	Maturity Date	Fair Value at
September 30, 2026	December 31, 2025					September 30, 2026	December 31, 2025

$4.8	$4.8	MR MCC 3 Sponsor, LLC(1)	—%	6.00%	12/1/2025	$4.8	$4.8
36.5	36.5	MRA Hub 34 Holding, LLC	95.00%	2.50% + SOFR	12/15/2026	36.5	36.5
0.5	0.5	MRA 34 LLC(1)	—%	3.75% + SOFR	12/15/2026	0.5	0.5
—	28.5	TREA SV 355 West 52nd Street	95.00%	5.20%	6/14/2027	—	28.5
TOTAL LOANS RECEIVABLE WITH RELATED PARTIES						$41.8	$70.3
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
As of September 30, 2026, the Account had no significant concentrations of tenants as no single tenant had annual contract rent that made up more than 4% of the rental income of the Account. Moreover, the Account's tenants have no notable concentration present in any one industry.
The Account’s wholly-owned real estate investments and investments in joint ventures are primarily located in the United States. The following table represents the diversification of the Account’s portfolio by region and property type as of September 30, 2026:

Diversification by Fair Value(1)
	West(2)	South(3)	East(4)	Midwest(5)	Foreign(6)	Total
Industrial	19.0%	12.2%	3.6%	3.4%	—%	38.2%
Apartment	7.3%	10.2%	7.1%	1.5%	—%	26.1%
Office	4.9%	5.1%	6.6%	0.3%	—%	16.9%
Retail	4.1%	4.4%	2.5%	0.5%	—%	11.5%
Other(7)	2.0%	2.5%	1.7%	0.3%	0.8%	7.3%
Total	37.3%	34.4%	21.5%	6.0%	0.8%	100.0%
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
Note 4—Leases
The Account’s wholly-owned real estate properties are leased to tenants under operating lease agreements which expire on various dates through 2114. Rental income is recognized in accordance with the billing terms of the lease agreements. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants. Certain leases have the option to extend or terminate at the tenant's discretion, with termination options resulting in additional fees due to the Account. Aggregate minimum annual rentals for wholly-owned real estate investments owned by the Account through the non-cancelable lease term, excluding short-term residential leases, as of September 30, 2026 and December 31, 2025, are as follows (in millions):

	As of
Years Ended	September 30, 2026		December 31, 2025
2026	$147.0	(1)	$584.2
2027	592.9		543.6
2028	525.4		461.1
2029	463.8		388.5
2030	398.1		319.7
Thereafter	1,507.3		1,129.0
Total	$3,634.5		$3,426.1
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
The fair values and key terms of the right-of-use assets and lease liabilities related to the Account's ground leases are as follows (in millions):

	As of
	September 30, 2026	December 31, 2025

Assets:
Right-of-use assets, at fair value	$36.8	$36.6
Liabilities:
Ground lease liabilities, at fair value	$36.8	$36.6
Key Terms:
Weighted-average remaining lease term (years)	60.3	59.8
Weighted-average discount rate(1)	9.46%	9.03%
(1) Discount rates are reflective of the rates utilized during the most recent appraisal of the associated real estate investments.
For the nine months ended September 30, 2026 and 2025, operating lease costs related to ground leases were $2.1 million and $1.8 million, respectively. These costs include variable lease costs, which are immaterial. Aggregate future minimum annual payments for ground leases held by the Account are as follows (in millions):

	As of
	September 30, 2026		December 31, 2025
Years Ended
2026	$0.8	(1)	$2.7
2027	3.1		2.7
2028	3.1		2.8
2029	3.2		2.8
2030	3.2		2.9
Thereafter	480.9		451.8
Total	$494.3		$465.7
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
The following tables show the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, using unadjusted quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in millions):

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2026
Real estate properties	$—	$—	$16,175.0	$16,175.0
Real estate joint ventures	—	—	5,318.0	5,318.0
Real estate operating business	—	—	1,842.5	1,842.5
Marketable securities:
U.S. government agency notes	—	516.9	—	516.9
U.S treasury securities	—	596.6	—	596.6
Reverse repurchase agreements	—	569.5	—	569.5
Loans receivable(1)	—	—	318.5	318.5
Loans payable	—	—	(591.7)	(591.7)
Line of credit	—	—	(302.0)	(302.0)
Other unsecured debt	—	(1,662.0)	—	(1,662.0)

Description	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2025
Real estate properties	$—	$—	$15,975.4	$15,975.4
Real estate joint ventures	—	—	5,098.8	5,098.8
Real estate operating business	—	—	1,072.6	1,072.6
Marketable securities:
U.S. government agency notes	—	621.1	—	621.1
U.S. treasury securities	—	899.4	—	899.4
Reverse repurchase agreements	—	208.2	—	208.2
Loans receivable(1)	—	—	690.4	690.4
Loans payable	—	—	(830.3)	(830.3)
Line of credit	—	—	(160.0)	(160.0)
Other unsecured debt	—	(1,568.7)	—	(1,568.7)
(1) Includes loans receivable with related parties.

The following tables show the reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2026 and 2025 (in millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(2)	Total Level 3 Investments	Loans Payable	Line of Credit
For the three months ended September 30, 2026
Beginning balance July 1, 2026	$15,978.2	$5,206.6	$1,245.1	$474.0	$22,903.9	$(729.4)	$(250.0)
Total realized and unrealized gains (losses) included in changes in net assets(4)	49.7	48.2	597.4	(1.6)	693.7	3.2	—
Purchases(1)	607.2	88.3	—	4.9	700.4	—	(452.0)
Sales	(460.1)	—	—	—	(460.1)	—	—
Settlements(3)	—	(25.1)	—	(158.8)	(183.9)	134.5	400.0
Ending balance September 30, 2026	$16,175.0	$5,318.0	$1,842.5	$318.5	$23,654.0	$(591.7)	$(302.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(2)	Total Level 3 Investments	Loans Payable	Line of Credit
For the nine months ended September 30, 2026
Beginning balance January 1, 2026	$15,975.4	$5,098.8	$1,072.6	$690.4	$22,837.2	$(830.3)	$(160.0)
Total realized and unrealized gains (losses) included in changes in net assets(4)	(50.7)	114.5	768.3	(7.8)	824.3	7.2	—
Purchases(1)	1,076.6	158.3	1.6	10.3	1,246.8	—	(542.0)
Sales	(826.3)	—	—	—	(826.3)	—	—
Settlements(3)	—	(53.6)	—	(374.4)	(428.0)	231.4	400.0
Ending balance September 30, 2026	$16,175.0	$5,318.0	$1,842.5	$318.5	$23,654.0	$(591.7)	$(302.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(2)	Total Level 3 Investments	Loans Payable	Line of Credit
For the three months ended September 30, 2025
Beginning balance July 1, 2025	$15,451.0	$5,220.8	$1,033.1	$849.1	$22,554.0	$(933.3)	$(219.0)
Total realized and unrealized gains (losses) included in changes in net assets	17.6	42.2	53.0	(29.6)	83.2	7.3	—
Purchases(1)	431.7	120.6	—	4.9	557.2	(0.4)	(357.0)
Sales	(46.0)	—	—	—	(46.0)	—	—
Settlements(3)	—	(0.8)	—	(135.5)	(136.3)	92.3	—
Ending balance September 30, 2025	$15,854.3	$5,382.8	$1,086.1	$688.9	$23,012.1	$(834.1)	$(576.0)

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(2)	Total Level 3 Investments	Loans Payable	Line of Credit
For the nine months ended September 30, 2025
Beginning balance January 1, 2025	$15,607.0	$5,381.4	$931.8	$877.8	$22,798.0	$(1,585.5)	$—
Total realized and unrealized gains (losses) included in changes in net assets	(40.0)	73.7	25.0	(36.2)	22.5	72.3	—
Purchases(1)	1,010.6	211.9	129.3	11.2	1,363.0	(0.4)	(576.0)
Sales	(723.3)	—	—	—	(723.3)	—	—
Settlements(3)	—	(284.2)	—	(163.9)	(448.1)	679.5	—
Ending balance September 30, 2025	$15,854.3	$5,382.8	$1,086.1	$688.9	$23,012.1	$(834.1)	$(576.0)
(1)Includes purchases, contributions for joint ventures, capital expenditures, lending for loans receivable, assumption of loans payable and line of credit borrowings.
(2)Includes loans receivable with related parties.
(3)Includes operating income for real estate joint ventures net of distributions, payments of loans receivable, and payments of loans payable and line of credit.
(4)Includes properties acquired through deed-in-lieu of foreclosure agreements.

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of September 30, 2026.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 12.8% (8.4%) 5.5% - 9.5% (6.9%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0% - 10.0% (7.0%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.7% - 9.0% (7.2%) 5.0% - 7.3% (5.7%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.0% - 6.3% (5.2%)
	Residential	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 9.0% (7.0%) 5.3% - 6.5% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.3% - 6.0% (5.0%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 13.0% (7.5%) 5.5% - 8.3% (6.2%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0% - 8.0% (6.0%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.0% 8.0%
		Income Approach—Direct Capitalization	Overall Capitalization Rate	6.5%
	Land	Sales Comparison Approach	Price per projected unit	$55.00 - $165.00 ($105.32)(2)
Real Estate Operating Business(3)		Income Approach—Discounted Cash Flow	Discount Rate Terminal Growth Rate Terminal EBITDA Multiple	14.0% 13.4% 20.0x
		Market Approach	Current Year EBITDA Multiple	41.5x
Loans Receivable, including those with related parties	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	56.3% - 56.3% (56.3%) 8.5% - 8.5% (8.5%)
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	32.5% - 54.4% (47.5%) 5.7% - 7.6% (6.8%)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	32.5% - 54.4% (47.5%) 1.1 - 1.2 (1.1)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.2% - 39.8% (34.7%) 5.8% - 6.1% (6.0%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	30.2% - 39.8% (34.7%) 1.1 - 1.1 (1.1)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	45.2% - 70.6% (54.4%) 5.0% - 7.5% (5.7%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	45.2% - 70.6% (54.4%) 1.1 - 1.3 (1.2)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	46.4% - 73.4% (55.1%) 6.0% - 8.2% (6.6%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	46.4% - 73.4% (55.1%) 1.1- 1.3 (1.2)

The following table shows quantitative information about unobservable inputs related to the Level 3 fair value measurements as of December 31, 2025.

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
Real Estate Properties and Joint Ventures	Office	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.8% - 11.0% (8.5%) 5.5% - 10.3% (6.9%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0% - 12.5% (6.9%)
	Industrial	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 8.1% (7.2%) 5.2% - 6.8% (5.6%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	3.8% - 6.3% (5.2%)
	Residential	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 9.3% (7.0%) 5.0% - 7.8% (5.5%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	4.8% - 7.0% (5.0%)
	Retail	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	6.5% - 12.0% (7.4%) 5.5% - 9.5% (6.3%)
		Income Approach—Direct Capitalization	Overall Capitalization Rate	5.0% - 9.0% (6.0%)
	Hotel	Income Approach—Discounted Cash Flow	Discount Rate Terminal Capitalization Rate	10.0% 8.0%
		Income Approach—Direct Capitalization	Overall Capitalization Rate	7.8%
	Land	Sales Comparison Approach	Price per projected unit	$55.00 - $140.00 ($101.00)(2)
Real Estate Operating Business(3)		Income Approach—Discounted Cash Flow	Discount Rate	13.0%
			Terminal Growth Rate	11.4%
		Market Approach	EBITDA Multiple	30.3x
			Terminal EBITDA Multiple	20.0x
Loans Receivable, including those with related parties	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	55.0% - 73.3% (63.6%) 6.2% - 9.3% (6.7%)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	51.6% - 68.8% (55.9%) 5.3% - 8.3% (6.0%)

Type	Asset Class	Valuation Technique(s)	Unobservable Inputs(1)	Range (Weighted Average)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	58.3% - 61.7% (60.6%) 7.0% - 8.3% (7.4%)
Loans Payable	Office	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	42.4% - 80.0% (71.4%) 5.8% - 6.7% (6.5%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	42.4% - 80.0% (71.4%) 1.1 - 1.9 (1.7)
	Industrial	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	30.3% - 40.6% (35.1%) 5.4% - 5.9% (5.6%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	30.3% - 40.6% (35.1%) 1.1 - 1.1 (1.1)
	Residential	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	44.8% - 72.8% (56.3%) 4.7% - 6.0% (5.2%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	44.8% - 72.8% (56.3%) 1.2 - 1.5 (1.3)
	Retail	Discounted Cash Flow	Loan to Value Ratio Equivalency Rate	48.7% - 75.4% (53.9%) 5.5% - 7.3% (6.3%)
		Net Present Value	Loan to Value Ratio Weighted Average Cost of Capital Risk Premium Multiple	48.7% - 75.4% (53.9%) 1.2 - 1.6 (1.3)
(1) Equivalency Rate is defined as the prevailing market interest rate used to discount the contractual loan payments.
(2) Calculated per Floor Area Ratio and applied to the planned building area that can be constructed on site.
(3) The fair value measurement was additionally based upon information developed by the third-party valuation provider (including recent transactions), corroborated by the Independent Fiduciary for reasonableness. The valuation of the real estate operating business is then determined based on a weighting of the income approach - discounted cash flow, market approach and transactions. Transactions for these measurements were utilized in the December 31, 2025 10-K report and not in the current report as of September 30, 2026.
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
During the nine months ended September 30, 2026 and 2025, there were no transfers between Levels 1, 2 or 3.
The amount of total net unrealized (losses) gains included in changes in net assets relating to Level 3 investments and loans payable using significant unobservable inputs still held as of the reporting date is as follows (millions):

	Real Estate Properties	Real Estate Joint Ventures	Real Estate Operating Business	Loans Receivable(1)	Total Level 3 Investments	Loans Payable
For the Three Months ended September 30, 2026	$7.2	$25.7	$597.4	$(1.8)	$628.5	$0.3
For the Nine Months ended September 30, 2026	$(35.2)	$122.9	$768.3	$(8.5)	$847.5	$(5.3)
For the Three Months ended September 30, 2025	$13.9	$(49.8)	$53.0	$(29.7)	$(12.6)	$7.4
For the Nine Months ended September 30, 2025	$48.6	$(13.5)	$25.0	$(36.2)	$23.9	$10.6
(1) Amount shown is reflective of loans receivable and loans receivable with related parties.

Note 6—Investments in Joint Ventures
The Account owns interests in several real estate properties through joint ventures and receives distributions and allocations of profits and losses from the joint ventures based on the Account’s ownership interest in those investments. Several of these joint ventures have loans payable collateralized by the properties owned by the aforementioned joint ventures. At September 30, 2026, the Account held investments in joint ventures with ownership interest percentages that ranged from 2.0% to 98.78%. Certain joint ventures are subject to adjusted distribution percentages when earnings in the investment reach a predetermined threshold.
A condensed summary of the results of operations of the combined joint ventures is shown below (millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenue and Expenses
Revenues	$261.3	$267.4	$782.6	$811.0
Expenses	159.8	169.3	486.4	527.3
Excess of revenues over expenses	$101.5	$98.1	$296.2	$283.7
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
No financial support (such as loans or financial guarantees) was provided to the Funds during the nine months ended September 30, 2026. The Account is contractually obligated to make additional capital contributions in certain Funds in future years. These commitments are included in the maximum exposure to loss presented below.
The carrying amount and maximum exposure to loss relating to unconsolidated VIEs in which the Account holds a variable interest but is not the primary beneficiary were as follows at September 30, 2026 (in millions):

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
LCS SHIP Venture I, LLC (90.0% Account Interest)	$3.6	$3.6	Redemptions prohibited prior to liquidation.	To invest in senior housing properties.
			The fund is currently in liquidation.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Veritas - Trophy VI, LLC (90.4% Account Interest)	$122.9	$122.9	Redemptions prohibited prior to liquidation.	To invest in multi-family properties primarily in the San Francisco Bay and Los Angeles metropolitan statistical area ("MSA").
			The Account can sell or transfer its interest in the fund with the consent and approval of the manager.

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
SP V - II, LLC (61.8% Account Interest)	$63.6	$69.2	Redemptions prohibited prior to liquidation.	To invest in medical office properties in the U.S.
			Liquidation estimated to begin no earlier than 2029.
			The Account is permitted to sell or transfer its interest in the fund, subject to consent and approval of the manager.
Taconic New York City GP Fund, LP (60.0% Account Interest)	$4.0	$4.0	Redemptions prohibited prior to liquidation.	To invest in real estate and real estate-related assets in the New York City MSA.
			The fund is currently in liquidation
			The Account is permitted to sell its interest in the fund, subject to consent and approval of the general partner.
Silverpeak NRE FundCo LLC (90.0% Account Interest)	$99.4	$134.1	Redemptions prohibited prior to liquidation.	To invest in alternative real estate investments primarily in major U.S. metropolitan markets.
			Sales have commenced and the Account anticipates liquidation will continue through 2029.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
IDR - Core Property Index Fund, LLC (0.7% Account Interest)	$34.6	$34.6	Redemptions are permitted for a full calendar quarter and upon at least 90 days prior written notice, subject to fund availability.	To invest primarily in open-ended funds that fall within the NFI-ODCE Index and are actively managed.

			The Account is permitted to sell its interest in the fund, subject to consent and approval of the manager.
Townsend Group Value-Add Fund (99.0% Account Interest)	$155.9	$175.5	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the U.S. market.
			Liquidation estimated to begin no earlier than 2027.
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion
Flagler REA Healthcare Properties Partnership (90.0% Account Interest)	$5.7	$5.7	Redemptions prohibited prior to liquidation.	To acquire healthcare properties within the top 50 MSA's in the U.S.
			Liquidation begin in 2026
			The Account is permitted to transfer its interest in the fund to a qualified institutional investor, subject to the right first offer by the partner, following the one year anniversary of the fund launch.
Grubb Southeast Real Estate Fund VI, LLC (66.7% Account Interest)	$11.9	$11.9	Redemptions prohibited prior to liquidation.	To acquire office investments across the Southeast.
			Liquidation estimated to begin in 2027
			The Account is permitted to sell or transfer its interest in the fund with the consent and approval of the manager.

Fund Name	Carrying Amount	Maximum Exposure to Loss	Liquidity Provisions	Investment Strategy
Silverpeak NRE FundCo 2 LLC (90.0% Account Interest)	$115.2	$128.0	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			Sales have commenced and the Account anticipates liquidation will continue through 2029.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
JCR Capital - REA Preferred Equity Parallel Fund (31.1% Account Interest)	$62.9	$72.8	Redemptions prohibited prior to liquidation.	To invest primarily in multi-family properties.
			Liquidation is possible to begin in 2027
			The Account is prohibited from transferring its interest in the fund without consent by the general partner, which can be withheld in their sole discretion

Silverpeak NRE FundCo 3 LLC (90.0% Account Interest)	$95.2	$124.5	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			Sales have commenced and the Account anticipates liquidation will continue through 2029.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
Silverpeak NRE FundCo 4 LLC (90.0% Account Interest)	$56.8	$196.9	Redemptions prohibited prior to liquidation.	To invest in value-add real estate investment opportunities in the top 25 major U.S. metropolitan markets.
			Liquidation estimated to begin no earlier than 2028.
			The Account is permitted to sell its interest in the fund to qualified institutional investors, subject to consent and approval of the manager.
Total	$831.7	$1,083.7

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
During the first nine months ended September 30, 2026, the Account recognized significant increases in the fair value of DataBank driven by positive valuation adjustments. The increases were driven by new contracts, the planned expansion of additional data center capacity expected to be completed in phases over approximately five years, stronger forecasted development revenue tied to signed tenant agreements for new data center projects and various market factors including observable market prices for the investment.
The Account’s investment in DataBank at September 30, 2026, represents an ownership stake of 14.8%.

	September 30, 2026		December 31, 2025
Operating Business	Cost	Fair Value	Cost	Fair Value
	(in millions)		(in millions)
DataBank(1)	$623.5	$1,842.5	$621.8	$1,072.6
(1) The Account invests in DataBank through DigitalBridge Zeus Partners, LP and DigitalBridge Zeus Partners III, LP (collectively, the "DataBank" investment).
Note 9—Reverse Repurchase Agreements
The Account periodically enters into reverse repurchase agreements (or "repos") with third parties. Repos are transactions in which the Account purchases securities with a contractual obligation to resell them at a specific date and price, generally overnight or with a short maturity (e.g., one to seven days). The Account enters into these repos pursuant to an existing agreement with State Street Bank & Trust Company (“State Street”) as a part of the liquid, fixed-income investment portion of the Account’s portfolio. The Account’s repo transactions include cash collateral received on securities loaned, certain overdraft credit agreements, and securities purchased under resale agreements. The securities underlying these repo transactions consist primarily of U.S. government and agency securities, which are monitored for market value daily. Under the Account’s existing reverse repurchase agreement with State Street, the Account generally has a right to obtain additional collateral or return excess collateral as market values fluctuate and to sell or repledge securities received as collateral. Repos have the risk that the counterparty to the transaction fails to pay the agreed upon resale price on the delivery date and the value of the collateral after the costs of disposing the collateral and any delay in foreclosing is less than the repurchase price. As of September 30, 2026, the aggregate fair value of securities held by the Account under the repos was $569.5 million, which represents 2.4% of the Account’s total net assets as of September 30, 2026.

Note 10—Loans Receivable
The Account’s loan receivable portfolio is primarily comprised of mezzanine loans secured by the borrower’s indirect interests in commercial real estate. Mezzanine loans are subordinate to first mortgages on the underlying real estate collateral. The following property types represent the underlying real estate collateral for the Account's mezzanine loans (in millions):

	September 30, 2026			December 31, 2025

	Principal Outstanding	Fair Value	% of Fair Value	Principal Outstanding	Fair Value	% of Fair Value
Office(1)(2)	$503.0	$273.0	85.7%	$672.7	$394.7	57.2%
Apartment(1)	48.3	45.5	14.3%	157.2	154.1	22.3%
Industrial	—	—	—%	136.8	136.9	19.8%
Retail(2)	44.0	—	—%	44.0	—	—%
Land	—	—	—%	4.7	4.7	0.7%
	$595.3	$318.5	100.0%	$1,015.4	$690.4	100.0%
(1) Includes loans receivable with related parties.
(2) Loans associated with this sector are in default.
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
The following table presents the fair values of the Account's loan portfolio based on the risk ratings as of September 30, 2026 (in millions), listed in order of the strength of the risk rating (from strongest to weakest):

	September 30, 2026			December 31, 2025
	Number of Loans	Fair Value	% of Fair Value	Number of Loans	Fair Value	% of Fair Value
A+	—	$—	—%	1	$127.9	18.5%
A	1	130.6	41.0%	1	39.2	5.7%
BBB-	—	—	—%	2	149.3	21.6%
BB+	1	43.2	13.6%	—	—	—%
BB	—	—	—%	1	99.5	14.4%
BB-	1	45.5	14.3%	1	107.8	15.6%
B+	—	—	—%	1	33.8	4.9%
B	1	57.4	18.0%	1	53.1	7.7%
C	—	—	—%	1	9.5	1.4%
D	5	—	—%	5	—	—%
NR(1)	3	41.8	13.1%	4	70.3	10.2%
	12	$318.5	100.0%	18	$690.4	100.0%
(1) "NR" designates loans not assigned an internal credit rating. As of September 30, 2026 and December 31, 2025, all loans with NR designations were with related parties. The loans are collateralized by equity interests in real estate investments.
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
The following table represents loans receivable in nonaccrual status as of September 30, 2026 (in millions).

Aging	Number of Loans	Principal Outstanding	Fair Value
Past Due - 90 Days +	6	$258.8	$5.3
Note 11—Loans Payable
At September 30, 2026 and December 31, 2025, the Account had outstanding loans payable secured by the following properties (in millions):

Property	Annual Interest Rate and Payment Frequency	Principal Amounts Outstanding as of		Maturity
		September 30, 2026	December 31, 2025
32 South State Street(1)	4.48% paid monthly	—	24.0	June 6, 2025
Reserve at Chino Hills(2)(3)	1.61% + SOFR paid monthly	—	82.2	October 9, 2026
Vista Station Office Portfolio(4)	4.20% paid monthly	37.8	38.7	November 1, 2026
Project Sonic(2)(3)	2.00% + SOFR paid monthly	—	94.0	June 9, 2027
Marketplace at Mill Creek	3.82% paid monthly	39.6	39.6	September 11, 2027
Overlook At King Of Prussia	3.82% paid monthly	40.8	40.8	September 11, 2027
Winslow Bay(6)	3.82% paid monthly	—	25.8	September 11, 2027
Liberty Park	1.80% + SOFR paid monthly	60.2	60.2	December 9, 2027
1900 K Street, NW(4)	3.93% paid monthly	149.3	151.8	April 1, 2028
One Biscayne(3)	2.45% + SOFR paid monthly	80.0	80.0	September 9, 2028
Ashford Meadows(5)	5.76% paid monthly	64.6	64.6	October 1, 2028
803 Corday(5)	5.76% paid monthly	62.2	62.2	October 1, 2028
Churchill on the Park(5)	5.76% paid monthly	40.5	40.5	October 1, 2028
Carrington Park(5)	5.76% paid monthly	43.9	43.8	October 1, 2028
Five Oak(6)	1.47% + SOFR paid monthly	—	44.2	August 9, 2029
Total Principal Outstanding		$618.9	$892.4
Fair Value Adjustment(7)		(27.2)	(62.1)
Total Loans Payable		$591.7	$830.3
(1)Debt extinguished during the period as a result of the relinquishment of the underlying property to the lender pursuant to a deed in lieu of foreclosure agreement.
(2)The principal amount of the outstanding debt was paid off during the quarter.
(3)The loan is collateralized by a mezzanine loan receivable, which is collateralized by the property listed in the above table.
(4)The mortgage is adjusted monthly for principal payments.
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
As of September 30, 2026, the Account was in compliance with all covenants required by the Credit Agreement.
The following table provides a summary of the key characteristics of the Credit Agreement, as of September 30, 2026:

Current Balance - Line of Credit (in millions)	$302.0
Maximum Capacity (in millions)	$1,450.0
Inception Date	September 16, 2022
Revolving Commitment Termination	June 26, 2028
Extension Option(1)	Yes
ABR Revolving Credit Loans Interest Rate	ABR + Applicable Margin
SOFR Revolving Credit Loans Interest Rate(2)	SOFR + Applicable Margin

(1) The Account holds three extension options, each of which would extend the Commitment Termination Date by an additional twelve months. The Account may also request additional funding, not to exceed $300.0 million, at any time prior to the Commitment Termination Date; however, this request is subject to approval at the sole discretion of the lenders and is not guaranteed.

(2) The weighted average interest rate for the three and nine months ended September 30, 2026 was 4.56% and 4.46%.
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
On October 22, 2025, the Account entered into a note purchase agreement with certain qualified institutional investors. Under the notes purchase agreement, the Account issued $700.0 million of debt securities, in the form of $375.0 million Series D senior notes (the "Series D Notes") and $325.0 million Series E senior notes (the "Series E Notes") that mature on October 22, 2030 and 2032, respectively. The Series D Notes bear interest at an annual rate of 4.89% payable semi-annually, and the Series E Notes bear interest at an annual rate of 5.13%, payable semi-annually. The Account may also prepay the Series D and E Notes in whole or in part (in any amount not less than 5% of the aggregate principal amount of the Notes), at any time, from time to time, at the Account's option at par plus accrued interest to the prepayment date and, if redeemed on or before 90 days prior to the applicable maturity date, a make-whole premium.
On September 28, 2026, the Account entered into a note purchase agreement with certain qualified institutional investors, under which it issued $150.0 million of debt securities, in the form of Series F senior notes (the "Series F Notes") that mature on September 28, 2031. The Series F Notes bear interest at an annual rate of 5.84%, payable semi-annually. The Account may prepay the Series F Notes, in whole or in part (in any amount not less than 5% of the aggregate principal amount of the Notes), at any time at its option at par plus accrued interest to the prepayment date. If redeemed on or before 90 days prior to the applicable maturity date, a make-whole premium will also apply.
As of September 30, 2026, the Account was in compliance with all covenants required by the note purchase agreements.
The following table provides a summary of the key characteristics of the outstanding senior notes payable, as of September 30, 2026:

	Principal (in millions)	Interest Rate	Maturity Date
Series A	$300.0	3.24%	June 10, 2029
Series B	$200.0	3.35%	June 10, 2032
Series C	$400.0	5.50%	May 30, 2027
Series D	$375.0	4.89%	October 22, 2030
Series E	$325.0	5.13%	October 22, 2032
Series F	$150.0	5.84%	September 28, 2031
Note 14—Financial Highlights
Selected condensed financial information for an Accumulation Unit of the Account is presented below. Per Accumulation Unit data is calculated on average units outstanding.

	For the Nine Months Ended September 30, 2026	Years Ended December 31,
		2025	2024	2023

Per Accumulation Unit Data:
Rental income	$19.989	$26.577	$28.407	$27.323
Real estate property level expenses	8.553	11.694	13.098	12.858
Real estate income, net	11.436	14.883	15.309	14.465
Other income	4.537	6.533	7.209	7.539
Total income	15.973	21.416	22.518	22.004
Interest expense	1.633	1.225	1.117	1.339
Expense charges(1)	3.252	4.217	4.701	4.877
Investment income, net	11.088	15.974	16.700	15.788

	For the Nine Months Ended September 30, 2026	Years Ended December 31,
		2025	2024	2023

Net realized and unrealized gain (loss) on investments and debt	18.382	2.341	(36.511)	(91.657)
Net increase (decrease) in Accumulation Unit Value	29.470	18.315	(19.811)	(75.869)
Accumulation Unit Value:
Beginning of period	$479.558	$461.243	$481.054	$556.923
End of period	$509.028	$479.558	$461.243	$481.054
Total return(2)	6.15%	3.97%	(4.12)%	(13.62)%
Ratios to Average net assets(3):
Expense charges(4)	0.88%	0.88%	0.99%	0.93%
Investment income, net	2.99%	3.32%	3.52%	3.00%
Portfolio turnover rate(3):
Real estate properties(5)	4.9%	6.9%	2.7%	1.4%
Marketable securities(6)	—%	—%	23.6%	21.6%
Accumulation Units outstanding at end of period (millions)	45.8	46.5	47.8	48.0
Net assets end of period (millions)	$23,757.6	$22,766.6	$22,486.9	$23,618.9
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
(2)Percentages for the nine months ended September 30, 2026 are not annualized.
(3)Percentages for the nine months ended September 30, 2026 are annualized.
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
Note 15—Accumulation Units
Changes in the number of Accumulation Units outstanding were as follows (in millions):

	For the Nine Months Ended September 30, 2026	For the Year Ended December 31, 2025

Outstanding:
Beginning of period	46.5	47.8
Credited for premiums	4.0	6.1
Annuity, other periodic payments, withdrawals and death benefits	(4.7)	(7.4)
End of period	45.8	46.5

Note 16—Commitments and Contingencies
Commitments—As of September 30, 2026 and December 31, 2025, the Account had the following immediately callable commitments, inclusive of recallable distributions, to purchase additional interests in its real estate funds or provide additional funding through its loans receivable investments (in millions):

	Commitment Expiration	September 30, 2026(5)	December 31, 2025(5)

Real Estate Funds(1)
JCR Capital - REA Preferred Equity Parallel Fund	08/2025(2)	9.9	9.9
Silverpeak NRE FundCo LLC	12/2025(2)(3)	34.7	37.1
Silverpeak NRE FundCo 3 LLC	12/2026(3)	29.3	30.5
Townsend Group Value-Add Fund	12/2026(2)	19.6	29.7
Silverpeak NRE FundCo 2 LLC	12/2026(2)(3)	12.8	51.5
SP V - II, LLC	09/2029(2)	5.6	6.4
Silverpeak NRE FundCo 4 LLC	02/2028	140.1	—
		$252.0	$165.1

Loans Receivable(4)
MRA Hub 34 Holding, LLC	12/2026	1.4	1.5
One Biscayne Tower Senior Loan	07/2028	25.3	30.3
One Biscayne Tower Mezzanine	07/2028	8.5	10.0
		$35.2	$41.8
TOTAL COMMITMENTS		$287.2	$206.9
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
Note 17—Subsequent Events
In preparing these financial statements, Management has evaluated events and transactions for potential recognition or disclosure subsequent to September 30, 2026, through November 5, 2026, the date the financial statements were issued and determined there were no material events or transactions to disclose.

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	September 30, 2026		December 31, 2025
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Alabama
Retail	27.0	0.1%	25.6	0.1%
	$27.0	0.1%	$25.6	0.1%
Arizona
Industrial	291.7	1.2%	90.6	0.4%
Apartment	86.4	0.4%	—	—%
	$378.1	1.6%	$90.6	0.4%
California
Industrial	2,960.2	12.5%	3,032.3	13.3%
Apartment	951.4	4.0%	1,002.0	4.4%
Retail	505.8	2.1%	487.9	2.1%
Office	59.1	0.2%	56.5	0.3%
	$4,476.5	18.8%	$4,578.7	20.1%
Colorado
Industrial	43.7	0.2%	43.9	0.2%
Office	38.4	0.2%	42.5	0.2%
	$82.1	0.4%	$86.4	0.4%
Connecticut
Office	26.8	0.1%	25.1	0.1%
	$26.8	0.1%	$25.1	0.1%
Florida
Apartment	979.6	4.1%	955.4	4.2%
Industrial	882.3	3.7%	837.3	3.7%
Retail	78.3	0.3%	76.2	0.3%
	$1,940.2	8.1%	$1,868.9	8.2%
Georgia
Industrial	547.7	2.3%	299.5	1.3%
Apartment	371.4	1.6%	376.8	1.7%
Retail	138.5	0.6%	135.4	0.6%
	$1,057.6	4.5%	$811.7	3.6%
Illinois
Industrial	417.5	1.8%	214.1	0.9%
Apartment	223.0	0.9%	201.4	0.9%
Retail	111.2	0.5%	242.3	1.1%
	$751.7	3.2%	$657.8	2.9%
Indiana
Industrial	98.1	0.4%	98.2	0.4%
	$98.1	0.4%	$98.2	0.4%
Maryland
Industrial	94.7	0.4%	87.3	0.4%
Apartment	72.9	0.3%	76.2	0.3%
Retail	50.5	0.2%	55.6	0.3%
	$218.1	0.9%	$219.1	1.0%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	September 30, 2026		December 31, 2025
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Massachusetts
Apartment	166.9	0.7%	167.0	0.7%
Industrial	133.5	0.5%	137.8	0.6%
Retail	88.4	0.4%	89.7	0.4%
Office	—	—%	88.7	0.4%
	$388.8	1.6%	$483.2	2.1%
Minnesota
Industrial	221.1	0.9%	134.2	0.6%
	$221.1	0.9%	$134.2	0.6%
Nevada
Industrial	97.6	0.4%	92.4	0.4%
	97.6	0.4%	92.4	0.4%
New Jersey
Industrial	366.8	1.5%	373.2	1.6%
Retail	93.6	0.4%	87.0	0.4%
Land	41.4	0.2%	28.7	0.1%
	$501.8	2.1%	$488.9	2.1%
New York
Office	286.1	1.2%	259.7	1.1%
Apartment	255.9	1.1%	256.4	1.1%
	$542.0	2.3%	$516.1	2.2%
North Carolina
Industrial	108.0	0.5%	102.7	0.5%
Apartment	77.1	0.3%	78.2	0.3%
Retail	50.0	0.2%	106.5	0.5%
	$235.1	1.0%	$287.4	1.3%
Oregon
Apartment	31.5	0.1%	29.9	0.1%
Office	28.0	0.1%	51.0	0.2%
	$59.5	0.2%	$80.9	0.3%
Pennsylvania
Retail	55.6	0.2%	59.4	0.3%
	$55.6	0.2%	$59.4	0.3%
South Carolina
Apartment	85.7	0.4%	87.7	0.4%
	$85.7	0.4%	$87.7	0.4%
Tennessee
Industrial	80.8	0.4%	77.1	0.3%
Apartment	46.4	0.2%	43.2	0.2%
Retail	28.0	0.1%	85.6	0.4%
	$155.2	0.7%	$205.9	0.9%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE PROPERTIES
Location/Sector	September 30, 2026		December 31, 2025
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
Texas
Industrial	1,021.4	4.3%	1,114.0	4.9%
Office	652.1	2.8%	676.2	3.0%
Apartment	551.2	2.3%	513.8	2.3%
Retail	105.3	0.4%	100.0	0.4%
Hotel	96.0	0.4%	96.0	0.4%
	$2,426.0	10.2%	$2,500.0	11.0%
Utah
Office	48.4	0.2%	45.5	0.2%
Industrial	39.5	0.2%	36.7	0.2%
	$87.9	0.4%	$82.2	0.4%
Virginia
Apartment	290.5	1.2%	409.1	1.8%
Retail	137.1	0.6%	135.5	0.6%
Office	39.4	0.2%	79.4	0.3%
	$467.0	2.0%	$624.0	2.7%
Washington
Industrial	653.3	2.8%	658.4	2.9%
Apartment	290.6	1.2%	285.7	1.3%
	$943.9	4.0%	$944.1	4.2%
Washington D.C.
Office	613.3	2.6%	640.2	2.8%
Apartment	238.3	1.0%	286.7	1.3%
	$851.6	3.6%	$926.9	4.1%
TOTAL REAL ESTATE PROPERTIES
(Cost: $12,994.1 and $12,973.4)	$16,175.0	68.1%	$15,975.4	70.2%

REAL ESTATE JOINT VENTURES
Location/Sector	September 30, 2026			December 31, 2025
	Fair Value		% of Net Assets	Fair Value	% of Net Assets
Arizona
Apartment	—		—%	31.7	0.1%
	$—		—%	$31.7	0.1%
California
Office	668.9		2.8%	597.2	2.6%
Retail	75.1	(1)	0.3%	38.7	0.2%
	$744.0		3.1%	$635.9	2.8%
Florida
Retail	391.2		1.6%	398.6	1.8%
	$391.2		1.6%	$398.6	1.8%
Georgia
Apartment	21.1		0.1%	18.2	0.1%
	$21.1		0.1%	$18.2	0.1%
Illinois
Apartment	100.9		0.4%	—	—%
	$100.9		0.4%	$—	—%

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

REAL ESTATE JOINT VENTURES
Location/Sector	September 30, 2026			December 31, 2025
	Fair Value		% of Net Assets	Fair Value	% of Net Assets
Maryland
Office	35.5		0.2%	36.5	0.2%
Retail	17.0		0.1%	17.1	0.1%
	$52.5		0.3%	$53.6	0.3%
Massachusetts
Office	157.9		0.7%	156.5	0.7%
	$157.9		0.7%	$156.5	0.7%
Nevada
Retail	378.0		1.6%	414.8	1.8%
	$378.0		1.6%	$414.8	1.8%
New York
Industrial	67.5		0.3%	67.3	0.3%
Office	47.5		0.2%	19.5	0.1%
Retail	31.3		0.1%	28.3	0.1%
Apartment	—		—%	46.6	0.2%
	$146.3		0.6%	$161.7	0.7%
North Carolina
Office	47.8		0.2%	22.8	0.1%
Land	23.8		0.1%	23.6	0.1%
Apartment	0.7	(1)	—%	—	—%
Retail	0.3	(1)	—%	3.8	—%
	$72.6		0.3%	$50.2	0.2%
South Carolina
Apartment	98.8		0.4%	106.1	0.5%
	$98.8		0.4%	$106.1	0.5%
Tennessee
Retail	181.5		0.8%	182.5	0.8%
	$181.5		0.8%	$182.5	0.8%
Texas
Office	325.9		1.4%	305.9	1.3%
Industrial	55.2		0.2%	49.1	0.2%
	$381.1		1.6%	$355.0	1.5%
Various(2)
Storage	1,237.2		5.2%	1,206.5	5.3%
Apartment	644.1	(1)	2.7%	660.0	2.9%
Office	530.9		2.3%	500.9	2.2%
	$2,412.2		10.2%	$2,367.4	10.4%
Washington, D.C.
Apartment	9.5		—%	—	—%
	$9.5		—%	$—	—%
Foreign(3)
Land	170.4		0.7%	166.6	0.7%
	$170.4		0.7%	$166.6	0.7%
TOTAL REAL ESTATE JOINT VENTURES
(Cost: $5,194.2 and $5,115.5)	$5,318.0		22.4%	$5,098.8	22.4%
(1)Includes residual equity value of joint venture investment after property disposition.
(2)Properties within these investments are located throughout the United States.
(3)Property is located outside of the United States.

TIAA REAL ESTATE ACCOUNT
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollar values shown in millions)

MARKETABLE SECURITIES
	September 30, 2026		December 31, 2025
	Fair Value	% of Net Assets	Fair Value	% of Net Assets
U.S. treasury securities	596.6	2.5%	899.4	3.9%
Reverse repurchase agreements	569.5	2.4%	208.2	0.9%
U.S. government agency notes	516.9	2.2%	621.1	2.7%
TOTAL MARKETABLE SECURITIES
(Cost: $1,683.3 and $1,728.6)	$1,683.0	7.1%	$1,728.7	7.5%

TOTAL REAL ESTATE FUNDS
(Cost: $955.2 and $918.3)	$831.7	3.5%	$839.6	3.7%

TOTAL REAL ESTATE OPERATING BUSINESS
(Cost: $623.5 and $621.8)	$1,842.5	7.8%	$1,072.6	4.7%

TOTAL LOANS RECEIVABLE
(Cost: $553.5 and $945.1)	$276.7	1.2%	$620.1	2.7%

TOTAL LOANS RECEIVABLE WITH RELATED PARTIES
(Cost: $41.8 and $70.3)	$41.8	0.2%	$70.3	0.3%

TOTAL INVESTMENTS
(Cost: $22,045.6 and $22,373.0)	$26,168.7	110.3%	$25,405.5	111.5%

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

Commercial real estate market statistics discussed in this section are obtained by the Account from sources that management considers reliable, but some of the data are preliminary for the period ended September 30, 2026 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.
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
In addition, the Account is authorized to hold up to 25% of its net assets in liquid real estate-related securities, including publicly traded REITs and CMBS. Management intends that the Account will not hold more than 10% of net assets in such securities on a long-term basis. As of September 30, 2026, the Account did not hold any publicly traded REITs or CMBS.
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
Foreign Investments. The Account may also make foreign real estate, foreign real estate-related investments and foreign liquid, fixed-income investments. Under the Account’s investment guidelines, investments in direct foreign real estate and real estate loans, together with foreign real estate-related securities and foreign liquid, fixed-income investments may not comprise more than 25% of the Account’s net assets. However, management does not intend such foreign investments, in the aggregate, to exceed 10% of the Account's net assets. As of September 30, 2026, the fair value of the Account's foreign real estate investments was $170.4 million, or 0.7% of net assets.
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
THIRD QUARTER 2026 U.S. ECONOMIC AND COMMERCIAL REAL ESTATE OVERVIEW
The Account invests primarily in high-quality, core real estate in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.
Economic Overview and Outlook

Key Macro Economic Indicators*	Actuals		Forecast
	2025	3Q 2026	2026	2027
Economy(1)
Gross Domestic Product (“GDP”)	2.0%	3.1%	2.2%	2.0%
Employment Growth (2)	10	51	60	57
Unemployment Rate	4.4%	4.2%	4.4%	4.7%
Interest Rates(3)
10 Year Treasury	4.2%	5.3%	4.9%	4.4%
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
Global economic growth continued at a solid pace in the third quarter of 2026, as elevated spending on AI-related investments and resilient consumer demand have helped sustain expansion. The effects of the United States and Iran conflict continue to ripple through the global economy, however, and have triggered a resurgence in inflation across most major economies. In response, major central banks have pivoted in recent months and have raised or signaled the intention to raise interest rates to combat the inflationary environment.
The United States economy expanded at a robust rate in the third quarter of 2026, with GDP accelerating to an estimated 3.1% annualized pace following 2.2% growth in the prior quarter. Healthy consumer spending and continued investment in AI-related hardware and software helped sustain economic growth in 2026, though other sectors, including non-AI-related investment and residential construction, remained under pressure. Labor market conditions remained soft during the third quarter, with an average of just 51,000 jobs added per month. Wage growth decelerated to its slowest pace in over five years during the quarter, pressuring consumers and raising questions about the sustainability of consumer spending going forward.
In response to rising inflation, the Federal Reserve raised the short-term federal funds rate by 25 basis points ("bps") in September 2026, reversing the rate-cutting cycle that began in September 2024. Given the healthy pace of economic growth, Federal Reserve officials have signaled a willingness to implement further rate increases, and markets currently anticipate an additional 25 bps increase at the December meeting. The combination of heightened inflation risks, a more hawkish policy stance, and elevated capital flows into artificial intelligence–related investment contributed to a significant increase in 10-year Treasury yields during the quarter, which reached 5.29% at the end of September, the highest level in over 24 years.
In Europe, economic growth continued at a modest pace during the third quarter, as energy-importing developed economies remained particularly exposed to the effects of higher oil and gas prices resulting from the conflict between the United States and Iran. As in the United States, spending on AI-related infrastructure provided some support for growth throughout the year, helping to offset the impact of higher inflation across developed economies.

The European Central Bank raised interest rates for the second consecutive quarter, with markets anticipating further policy tightening to curb inflation. The Bank of England held policy rates steady during the third quarter, citing weak economic growth; however, inflation is rising in the United Kingdom, and Bank of England officials have been divided over the appropriate policy response in recent meetings. Long-term yields in Europe followed a pattern similar to that of the United States, rising significantly during the third quarter in response to tighter monetary policy and rising inflation.
In Asia, China's economy grew 4.5% year-over-year in the third quarter, in line with the Chinese government's growth target of 4.5% for 2026. Growth in China continues to be sustained by strength in the export sector, aided by reduced United States tariff burdens, which has helped fuel robust growth in China's manufacturing sector and offset declining residential real estate investment. As in Europe, most of the largest economies in Asia are net energy importers, particularly through the contested Strait of Hormuz, and have experienced downward pressure on domestic activity as disputes continue in the Middle East. However, the global boom in AI-related infrastructure has been a tailwind for Asian export nations such as South Korea and Singapore.
Real Estate Market Conditions and Outlook
The rise in long-term interest rates in developed economies has introduced some additional risk into the real estate sector heading to the end of 2026. Persistently higher interest rates are likely to put downward pressure on commercial real estate valuations and pricing, hampering returns performance in the near term. However, fundamentals across the commercial real estate landscape have begun to stabilize, as several property types have benefited from a broad slowdown in construction activity. This should provide some support for income growth and some protection for total return performance should values adjust to the higher risk-free rate.
Despite this increase in rates, transaction activity continued to accelerate in the third quarter of 2026. Preliminary data from Real Capital Analytics shows that United States sales volume totaled $215.6 billion in the third quarter of 2026, up 59.6% from the same time last year and the strongest quarter for sales transactions since mid-2022. The rise in sales activity has brought some stability to property values over the past several quarters. Real estate values rose by 1.7% in the third quarter from the second quarter values and are now up 4.7% year-over-year according to Green Street's Commercial Property Price Index (CPPI). This marks the eighth consecutive quarter of yearly gains following a 21% decline from the peak in early 2022.
The Account returned 3.96% in the third quarter of 2026 and 7.21% since September 30, 2025. The Account’s portfolio displayed strong property fundamentals in the third quarter. Future transaction activity is expected to be consistent with the Account’s multi-year strategy of increasing allocations to anticipated outperforming sectors such as housing, industrial, necessity retail, and alternatives.
Data for the Account’s top five markets in terms of market value as of September 30, 2026 are provided below. The five markets presented below represent 38.7% of the Account’s total real estate portfolio. Across all markets, the Account’s properties are 91.0% leased.

Top 5 Metro Areas by Fair Market Value	Account % Leased	Number of Property Investments	Metro Area Fair Value as a % of Total RE Portfolio*	Metro Area Fair Value as a % of Total Investments*
Dallas-Fort Worth-Arlington, TX	95.4%	12	8.8%	7.3%
Riverside-San Bernardino-Ontario, CA	87.4%	6	8.4%	6.9%
Los Angeles-Long Beach-Anaheim, CA	89.4%	19	8.4%	6.9%
Washington-Arlington-Alexandria, DC-VA-MD-WV	80.3%	17	7.2%	5.9%
San Diego-Chula Vista-Carlsbad, CA	92.3%	8	5.9%	4.8%
*Wholly-owned properties are represented at fair value and gross of any debt, while joint venture properties are represented at the net equity value.
Office
The recovery in the U.S. office sector gained some momentum in the third quarter. Demand growth reached a post-pandemic high of 9.1 million square feet during the quarter, marking the fifth consecutive quarter of positive demand growth, according to CoStar. While this pace of demand growth remains below pre-pandemic trends, it is an encouraging sign that consolidation among office occupiers is beginning to slow. Employment growth in traditional office-using segments of the economy, such as finance and insurance, remains subdued, which is likely to constrain demand for office space going forward.
On the supply side, net supply growth has been negative in each of the last four quarters after accounting for demolitions and conversions of obsolete space to other uses, contributing to a decline in sector vacancy for the fifth consecutive quarter. The pace of new development remains near historic lows, signaling limited new supply over the medium term. This dynamic has created investment opportunities in the office sector, particularly for high-quality assets in gateway markets. Newer properties have collectively experienced improving occupancy since early 2024 and are well positioned to benefit from limited competing supply in the coming quarters.
According to CoStar, the nationwide office vacancy rate edged down slightly in the third quarter of 2026, declining to 13.7% from 13.8% in the second quarter, even as occupancy decreased by 1.0 percentage point to 83.7%, driven by tenant vacancies and dispositions. Within the Account's office portfolio, vacancy increased slightly to 16.3% in the third quarter from 15.3% in the second quarter, with the increase concentrated in the Washington, D.C. and Dallas metro areas. This increase was driven by lease expirations and non-renewals, tenant downsizing, and continued challenges in the office leasing market.

			Account Vacancy		Market Vacancy*
Top 5 Office Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	Q3 2026	Q2 2026	Q3 2026	Q2 2026
All Office			16.3%	15.3%	13.7%	13.8%
Washington-Arlington-Alexandria, DC-VA-MD-WV	$688.2	2.6%	36.3%	20.9%	17.3%	17.4%
San Diego-Chula Vista-Carlsbad, CA	663.1	2.5%	2.8%	6.4%	13.9%	13.9%
Dallas-Fort Worth-Arlington, TX	620.9	2.4%	11.1%	5.2%	17.0%	17.3%
New York-Newark-Jersey City, NY-NJ-PA	357.8	1.4%	5.6%	9.9%	12.3%	12.5%
Houston-The Woodlands-Sugar Land, TX	325.9	1.2%	11.0%	11.5%	19.4%	19.4%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account's vacancy is defined as the percentage of unleased square footage.
Industrial
United States industrial fundamentals continued to improve in the third quarter, with vacancy in the sector falling 7 basis points to 7.4%, according to CoStar. Net absorption reached 79.2 million square feet during the quarter, marking the fastest pace of demand growth since the end of 2022. Supply growth, which had driven much of the vacancy increase in 2023-2024, reaccelerated to 71.2 million square feet but fell short of demand growth for the first time in over four years. With demand returning and fundamentals stabilizing, the number of new projects breaking ground has picked up over the past several quarters. Still, the pace of development remains well below the peaks seen in 2022 and 2023, and the sector is expected to remain largely insulated from significant supply risk in the coming quarters. Demand growth continues to face some challenges, but the sector benefits from significant long-term tailwinds, such as e-commerce growth and supply chain diversification, which should support tenant demand over the next several years.
The average vacancy rate of the industrial properties held by the Account decreased from 12.2% in the second quarter of 2026 to 9.4% in the third quarter. This decrease was driven by a combination of multiple lease commencements, acquisitions, and new tenant activity, with the Riverside metro area experiencing the most significant impact from these factors.

			Account Vacancy		Market Vacancy*
Top 5 Industrial Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	Q3 2026	Q2 2026	Q3 2026	Q2 2026
All Industrial			9.4%	12.2%	7.4%	7.4%
Riverside-San Bernardino-Ontario, CA	$1,808.4	6.9%	12.6%	21.3%	8.7%	9.1%
Dallas-Fort Worth-Arlington, TX	776.8	3.0%	—%	1.9%	7.8%	8.3%
Seattle-Tacoma-Bellevue, WA	653.3	2.5%	19.9%	19.9%	10.3%	10.3%
Miami-Fort Lauderdale-Pompano Beach, FL	599.2	2.3%	3.7%	2.0%	7.5%	7.6%
Los Angeles-Long Beach-Anaheim, CA	593.1	2.3%	14.5%	14.5%	6.5%	6.8%
*Source: CoStar. Market vacancy is defined as the percentage of space available for rent. The Account's vacancy is defined as the percentage of unleased square footage.

Multi-Family
The multi-family sector continued to show modest improvement in the third quarter. Data from CoStar indicates that net absorption in the third quarter of 2026 exceeded 138,000 units, up 31% from the third quarter of 2025. Tougher immigration policies and slowing birth rates have curbed population growth in the United States and weighed on household formation, but elevated interest rates and affordability challenges in the single-family housing market have continued to support apartment demand. On the supply side, growth remains generally elevated relative to historical trends, though net new deliveries totaled less than 103,000 units in the third quarter of 2026, down 25.4% year-over-year. The number of multi-family units currently under construction fell to near-decade lows during the quarter, and multi-family fundamentals are expected to continue improving as the remaining pipeline of projects under construction is delivered. This should contribute to stability in rent growth as recently delivered space is absorbed and vacancy continues to trend downward.
The national apartment vacancy rate decreased moderately to 6.6% in the third quarter of 2026, down from 6.7% in the previous quarter, as reported by CoStar. The vacancy rate of the Account's apartment properties declined slightly from 4.8% in the second quarter of 2026 to 4.7% in the third quarter. This decrease was driven by continued improvement in tenant demand and steady lease renewal activity, coupled with dispositions in the sector.

			Account Vacancy		Market Vacancy*
Top 5 Apartment Metropolitan Areas	Total Sector by Metro Area ($M)	% of Total Investments	Q3 2026	Q2 2026	Q3 2026	Q2 2026
All Apartment			4.7%	4.8%	6.6%	6.7%
Los Angeles-Long Beach-Anaheim, CA	$621.9	2.4%	3.3%	3.4%	5.0%	5.1%
Washington-Arlington-Alexandria, DC-VA-MD-WV	611.2	2.3%	6.5%	4.4%	7.0%	7.1%
Miami-Fort Lauderdale-Pompano Beach, FL	516.5	2.0%	4.4%	4.5%	5.4%	5.5%
Atlanta-Sandy Springs-Alpharetta, GA	439.8	1.7%	5.7%	5.6%	9.3%	9.5%
Chicago-Naperville-Elgin, IL-IN-WI	323.9	1.2%	5.1%	10.0%	4.5%	4.6%
*Source: RealPage. Market vacancy is the percentage of units vacant. The Account's vacancy is defined as the percentage of unleased square footage.
Retail
Retail fundamentals remained healthy in the third quarter, with vacancy continuing to hover near historic lows despite rising pressure on United States consumers. Facing elevated inflation, rising credit burdens, soft job growth, and falling real wages, consumers nonetheless sustained solid spending trends in the third quarter, aided by continued spending strength among wealthier income cohorts. Demand growth for retail space registered a healthy 8.6 million square feet in the third quarter according to CoStar, more than double the pace of demand growth in the third quarter of the prior year. Leasing activity continues to be dominated by smaller-format, freestanding, and in-

line spaces, with service-based tenants leading growth. Within the mall subsector, high-end malls continue to perform well and have demonstrated the ability to attract quality tenants, while lower-tier malls are experiencing higher vacancies and weaker foot traffic. Grocery-anchored centers remain highly stable investments, as essential shopping provides some insulation against an uncertain consumer environment. Construction activity and supply growth in the retail sector have been limited in recent quarters and are expected to remain low over the next several quarters, as existing rents are not yet high enough in most areas to justify the elevated construction and financing costs associated with new development. This dynamic should help keep vacancy relatively low, even if macroeconomic conditions were to worsen.
The Account's retail portfolio is composed primarily of high-end lifestyle shopping centers and regional malls located in large metropolitan and tourist markets, property types that inherently carry higher vacancy rates relative to the broader national retail market. The portfolio spans more than 1,100 retailers, with the largest single retailer representing less than 5.0% of total retail rentable area, reflecting a deliberate strategy to limit concentration risk. While the national retail vacancy rate dropped to 4.4% through the first three quarters of the year, the average vacancy rate across the Account's retail properties decreased from 7.5% to 5.8% over the same period, driven largely by dispositions across all segments. The lifestyle and mall segment experienced the most pronounced decline, reflecting increased leasing activity and strong tenant retention, as higher-end malls continued to attract greater foot traffic.

			Account Vacancy		Market Vacancy*
	Total Exposure ($M)	% of Total Investments	Q3 2026	Q2 2026	Q3 2026	Q2 2026
All Retail			5.8%	7.5%	4.4%	4.5%
Lifestyle & Mall	$1,148.6	4.4%	3.3%	5.2%	8.1%	8.4%
Neighborhood, Community & Strip	808.7	3.1%	9.9%	10.8%	6.2%	6.2%
Power Center**	349.8	1.3%	8.4%	9.4%	4.7%	4.9%
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
Hotel
The Account's hotel investment experienced an increase in vacancy during the third quarter of 2026, reflecting softer lodging demand and decreased occupancy from business and leisure travel activity. Looking ahead, hotel occupancy trends are expected to stabilize over time, though the extent of improvement will depend in part on broader economic conditions.
The Account's exposure to the hospitality sector is limited to a single hotel located in the Dallas metro area. Situated in a business park, the property caters largely to business travelers. Key metrics used to track hotel performance include occupancy, average daily rate ("ADR"), and revenue per available room ("RevPAR"). For the quarter ended September 30, 2026, occupancy decreased to 48.4%, compared to 75.1% in the prior quarter. ADR and RevPAR were $149.18 and $72.14, respectively, for the third quarter of 2026, compared to $158.10 and $118.81, respectively, in the prior quarter.
INVESTMENTS
As of September 30, 2026, the Account had total net assets of $23.8 billion, a 4.4% increase from December 31, 2025.
As of September 30, 2026, the Account held 82.1% of its total investments in real estate and real estate joint ventures. The Account also held a real estate operating business representing 7.0% of total investments, real estate funds representing 3.2% of total investments, U.S treasury securities representing 2.3% of total investments, U.S. short term repos representing 2.2% of total investments, U.S. government agency notes representing 2.0% of total investments and investments in loans receivable, including those with related parties, representing 1.2% of total investments.
The outstanding principal on loans payable on the Account’s wholly-owned real estate portfolio as of September 30, 2026 was $0.5 billion. The Account’s proportionate share of outstanding principal on loans payable within its joint venture investments was $2.5 billion, which is netted against the underlying properties when determining the joint venture investment’s fair value presented on the Consolidated Schedules of Investments. As of September 30, 2026, the total outstanding principal on the Account’s portfolio was $5.2 billion, inclusive of loans payable within the joint venture investments, $1,750.0 million in senior notes payable, $302.0 million outstanding on the Account's line of credit, and $80.0 million in loans collateralized by a loan receivable. This amount represented a loan-to-value ratio of 17.8%.
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
The following table lists the Account's ten largest investments as of September 30, 2026. For information regarding the Account's diversification of real estate assets by region and property type, see Note 3—Concentrations of Risk.

Ten Largest Real Estate Investments
Property Investment Name	Ownership Percentage	City	State	Type	Gross Real Estate Fair Value(1)	Debt Fair Value(2)	Net Real Estate Fair Value(3)	Property as a % of Total Real Estate Portfolio(4)	Property as a % of Total Investments(5)
Simpson Housing Portfolio	80.00%	Various	U.S.A	Apartment	$1,023.6	$474.9	$548.7	4.3%	3.6%
Ontario Industrial Portfolio	100.00%	Ontario	CA	Industrial	960.3	—	960.3	4.0%	3.3%
Fashion Show	50.00%	Las Vegas	NV	Retail	789.4	420.0	369.4	3.3%	2.8%
Campus Pointe Consolidation	40.67%	San Diego	CA	Office	673.7	—	673.7	2.8%	2.3%
Storage Portfolio II	90.00%	Various	U.S.A	Other	580.4	171.2	409.2	2.4%	2.0%
Lincoln Centre	100.00%	Dallas	TX	Office	577.9	—	577.9	2.4%	2.0%
The Florida Mall	50.00%	Orlando	FL	Retail	535.7	307.4	228.3	2.3%	1.9%
Dallas Industrial Portfolio	100.00%	Dallas	TX	Industrial	535.6	—	535.6	2.2%	1.9%
1001 Pennsylvania Avenue	100.00%	Washington	DC	Office	418.2	—	418.2	1.8%	1.5%
Seavest MOB	98.78%	Various	U.S.A	Office	413.9	72.0	341.9	1.7%	1.4%
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

Results of Operations
Three months ended September 30, 2026 compared to Three months ended September 30, 2025
Net Investment Income
The following table shows the results of operations for the three months ended September 30, 2026 and 2025 and the dollar and percentage changes for those periods (dollars in millions).

	For the Three Months Ended September 30,		Change
	2026	2025	$	%
		2
Real estate income, net:
Rental income	$303.2	$305.7	$(2.5)	(0.8)%
Real estate property level expenses:
Operating expenses	74.3	75.3	(1.0)	(1.3)%
Real estate taxes	44.9	47.6	(2.7)	(5.7)%
Interest expense	9.7	13.6	(3.9)	(28.7)%
Total real estate property level expenses	128.9	136.5	(7.6)	(5.6)%
Real estate income, net	174.3	169.2	5.1	3.0%
Income from real estate joint ventures	42.3	29.1	13.2	45.4%
Income from real estate funds	3.0	5.1	(2.1)	(41.2)%
Interest income	27.3	29.6	(2.3)	(7.8)%
TOTAL INVESTMENT INCOME	246.9	233.0	13.9	6.0%
Expenses:
Investment management charges	16.8	17.1	(0.3)	(1.8)%
Administrative charges	12.7	13.4	(0.7)	(5.2)%
Distribution charges	2.7	2.0	0.7	35.0%
Liquidity guarantee charges	16.2	16.0	0.2	1.3%
Interest expense	33.7	17.0	16.7	98.2%
TOTAL EXPENSES	82.1	65.5	16.6	25.3%
INVESTMENT INCOME, NET	$164.8	$167.5	$(2.7)	(1.6)%
The table below illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the three months ended September 30, 2026 and 2025, "same property", as compared to the comparative increases or decreases associated with the acquisition and disposition of properties made in either period.

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2026	2025	$	%	2026	2025	$	%	2026	2025	$	%
Same Property	$262.5	$274.5	$(12.0)	(4.4)%	$65.1	$67.8	$(2.7)	(4.0)%	$39.3	$41.0	$(1.7)	(4.1)%
Properties Acquired	31.9	—	31.9	N/M	6.5	—	6.5	N/M	4.7	—	4.7	N/M
Properties Sold	8.8	31.2	(22.4)	(71.8)%	2.7	7.5	(4.8)	(64.0)%	0.9	6.6	(5.7)	(86.4)%
Impact of Properties Acquired/Sold	40.7	31.2	9.5	30.4%	9.2	7.5	1.7	22.7%	5.6	6.6	(1.0)	(15.2)%
Total Property Portfolio	$303.2	$305.7	$(2.5)	(0.8)%	$74.3	$75.3	$(1.0)	(1.3)%	$44.9	$47.6	$(2.7)	(5.7)%
N/M—Not meaningful
Rental Income:
Rental income decreased by $2.5 million, or 0.8%, driven by tenant lease terminations, increased rent concessions in the office sector and a reduction in room revenue at the Account's only hotel property, partially offset by net acquisitions between the current and prior year quarters, as seen in the table above.

Operating Expenses:
Operating expenses decreased by $1.0 million, or 1.3% when compared to the third quarter of 2025, primarily driven by the reduction in room service and food/beverage expenses for the Account's only hotel property and net property dispositions between the current and prior year quarters, partially offset by net property acquisitions during the current quarter, as seen in the table above.
Real Estate Taxes:
Real estate taxes decreased $2.7 million, or 5.7%, when compared to the third quarter of 2025, primarily due to a reduction in real estate taxes resulting from prior-period abatements
Interest Expense:
Interest expense decreased $3.9 million, or 28.7%, primarily attributable to a reduction in the average outstanding principal balance on loans payable during the third quarter of 2026, as compared to the same quarter in 2025.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures increased $13.2 million, or 45.4%, as compared to the corresponding third quarter in 2025, driven primarily by an increase in distributed income from medical office properties located in various locations, a retail property located in Orlando, Florida and an office consolidation located in California. The increase in distributed income is attributable to lower operating expenses incurred by the Account's joint ventures.
Income from Real Estate Funds:
Income from real estate funds decreased $2.1 million, or 41.2%, as compared to the corresponding quarter in 2025, primarily attributable to lower dividends received from two of the Account's real estate fund investments, driven by higher operating expenses incurred, which reduced the distributable income available to the Account.
Interest Income:
Interest income decreased $2.3 million, or 7.8%, in comparison to the same quarter of 2025, due to a reduction in the Account's loan receivable portfolio, resulting in lower interest earned on these investments.
Expenses:
Investment management, administrative and distribution expenses charged to the Account by TIAA and one of its affiliates are charged on an at-cost basis and are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account's portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at-cost basis. Investment management expenses decreased by $0.3 million when compared to the prior year third quarter due to a net reduction in the investment management rates. Administrative expenses decreased $0.7 million due to a continued reduction in employee related costs. Distribution charges increased $0.7 million when compared to the prior year third quarter due to higher average net assets resulting in increased servicing fees.
Mortality and expense risk and liquidity guarantee expenses are contractual charges to the Account from TIAA for TIAA's assumption of these risks and provision of the liquidity guarantee. The rate for these charges is established annually and are charged at a fixed rate based on the Account's net assets. There was no mortality and expense risk expenses charged by TIAA in the comparative periods. Liquidity guarantee expenses were $0.2 million higher than the comparable period of 2025 as a result of higher average net assets, though the overall level of expense remained relatively flat in both periods.
Interest expense on the Account's unsecured debt increased $16.7 million when compared to the same quarter of 2025, driven by an increase in the Account's outstanding principal balance on its line of credit and senior notes payable.

Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized losses on investments and debt for the three months ended September 30, 2026 and 2025 and the dollar and percentage changes for those periods (millions).

	For the Three Months Ended September 30,		Change
	2026	2025	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on:
Real estate properties	$(179.0)	$(11.5)	$(167.5)	(1,456.5)%
Real estate joint ventures	17.7	(126.2)	143.9	114.0%
Real estate funds	—	8.4	(8.4)	(100.0)%
Foreign currency translation	—	0.1	(0.1)	(100.0)%
Loans receivable	—	(20.1)	20.1	100.0%
Loans payable	7.4	—	7.4	N/M
Total realized gain (loss) on investments and debt	(153.9)	(149.3)	(4.6)	(3.1)%
Net change in unrealized gain (loss) on:
Real estate properties	228.7	29.1	199.6	685.9%
Real estate joint ventures	30.5	168.4	(137.9)	(81.9)%
Real estate funds	5.8	(12.4)	18.2	146.8%
Real estate operating business	597.4	53.0	544.4	1,027.2%
Loans receivable	(1.6)	(9.5)	7.9	83.2%
Loans payable	(4.2)	7.3	(11.5)	(157.5)%
Other unsecured debt	38.4	(3.8)	42.2	1,110.5%
Net change in unrealized gain (loss) on investments and debt	895.0	232.1	662.9	285.6%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT	$741.1	$82.8	$658.3	795.0%
N/M—Not meaningful
Real Estate Properties:
Wholly-owned real estate investments experienced net realized and unrealized gains of $49.7 million during the third quarter of 2026, compared to $17.6 million of net realized and unrealized gains during the comparable quarter of 2025. Current period realized losses were primarily driven by the sale of two office properties located in Massachusetts and Virginia, two multi-family properties located in Washington, D.C. and Virginia, two retail properties located in Illinois (including one disposed of through a deed-in-lieu-of-foreclosure agreement), and an industrial property located in Texas, partially offset by realized gains on a retail property located in Tennessee and a partial sale within an industrial portfolio located in California. Unrealized gains during the quarter were largely attributable to property valuations concentrated in the retail and industrial sectors, primarily driven by stable occupancy, improved rental income expectations, and resilient tenant demand. Realized losses in the third quarter of 2025 were attributable to the disposition of a multi-family property located in Texas, with unrealized gains in the comparable 2025 period largely attributable to the office and multi-family sectors, driven by resilient demand, consistent rental income growth, stabilized capitalization rates, and moderation in new supply.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized gains of $48.2 million during the third quarter of 2026, compared to $42.2 million of net realized and unrealized gains during the third quarter of 2025. Unrealized gains for the current quarter were primarily driven by the Account's joint venture investments in the office and multifamily sectors, attributable to growth in market demand, capitalization rate compression and favorable leasing activity. Realized gains were primarily due to the disposition of a retail property in California and a multifamily property in Arizona, slightly offset by realized losses on the partial disposition of a multifamily property in Texas held within a portfolio. Prior period net realized and unrealized gains were primarily driven by unrealized gains attributable to the Account's joint venture office and apartment investments, due to increased market demand and reduced leasing concession. These unrealized gains were offset by realized losses primarily driven by the sale of an office property in New York.
Real Estate Funds:
Real estate funds recognized unrealized gains of $5.8 million for the three months ended September 30, 2026, compared to net realized and unrealized losses of $4.0 million for the comparable 2025 period. The current quarter's gains were primarily attributable to favorable valuations, reflecting favorable capitalization rates and updated market assumptions, as compared to the prior year quarter, which was driven by unfavorable capitalization rates and reduced investor demand amid economic conditions.
Real Estate Operating Business:
The Account's operating business recognized an unrealized gain of $597.4 million in the third quarter of 2026, compared to an unrealized gain of $53.0 million in the third quarter of 2025. The current quarter's gain was primarily driven by positive valuation adjustments. The increases were driven by an increase in forecasted development for new data centers with signed tenant agreements. The prior year quarter's gain was primarily attributable to a favorable valuation of DataBank resulting from a significant lease that added substantial value to the operating business.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced unrealized losses of $1.6 million during the third quarter of 2026, compared to $29.6 million of net realized and unrealized losses during the comparable quarter of 2025. The current period unrealized losses are primarily attributed to an unfavorable valuation on a single mezzanine loan during the quarter. The appraised values of the collateral asset properties were lower than the principal value of the loans, which resulted in the unfavorable valuation of the loans receivable. The comparable period net realized and unrealized losses are mainly attributed to unfavorable valuations of two loans during the period, the foreclosure of a loan collateralized by an office portfolio and a payoff of a loan collateralized by an office property.
Loans Payable:
Loans payable experienced net realized and unrealized gains of $3.2 million during the third quarter of 2026, compared to unrealized gains of $7.3 million during the third quarter of 2025. The current period realized gains were primarily driven by the extinguishment of debt in connection with the disposition of a retail property located in Illinois through a deed-in-lieu of foreclosure agreement. These gains were partially offset by unrealized losses from declines in the fair value of debt which reflected volatile market interest rates during the quarter. The comparable period gains were primarily due to favorable fair value adjustments driven by market interest rate reductions and tightened credit spreads.
Other Unsecured Debt:
The Account's other unsecured debt experienced unrealized gains of $38.4 million in the third quarter of 2026, compared to $3.8 million of unrealized losses during the comparable quarter of 2025. The unrealized gains recognized in the current period were primarily attributable to favorable market perception during the quarter. The unrealized losses recorded in the prior period were driven by changes in the risk free yield curve and market assumptions due to political pressures.
Nine months ended September 30, 2026 compared to Nine months ended September 30, 2025
Net Investment Income
The following table shows the results of operations for the nine months ended September 30, 2026 and 2025 and the dollar and percentage changes for those periods (dollars in millions).

	For the Nine Months Ended September 30,		Change
	2026	2025	$	%
INVESTMENT INCOME
Real estate income, net:
Rental income	$921.5	$942.4	$(20.9)	(2.2)%
Real estate property level expenses:
Operating expenses	230.8	232.1	(1.3)	(0.6)%
Real estate taxes	132.4	139.0	(6.6)	(4.7)%
Interest expense	31.1	46.9	(15.8)	(33.7)%
Total real estate property level expenses	394.3	418.0	(23.7)	(5.7)%
Real estate income, net	527.2	524.4	2.8	0.5%
Income from real estate joint ventures	126.1	125.8	0.3	0.2%
Income from real estate funds	6.0	20.0	(14.0)	(70.0)%
Interest income	77.1	94.4	(17.3)	(18.3)%
TOTAL INVESTMENT INCOME	736.4	764.6	(28.2)	(3.7)%
Expenses:
Investment management charges	53.4	51.5	1.9	3.7%
Administrative charges	40.9	41.9	(1.0)	(2.4)%
Distribution charges	7.8	7.1	0.7	9.9%
Liquidity guarantee charges	47.8	47.4	0.4	0.8%
Interest expense	75.3	37.1	38.2	103.0%
TOTAL EXPENSES	225.2	185.0	40.2	21.7%
INVESTMENT INCOME, NET	$511.2	$579.6	$(68.4)	(11.8)%
The following table illustrates and compares rental income, operating expenses and real estate taxes for properties held by the Account for the nine months ended September 30, 2026 and 2025. The comparative increases or decreases associated with the acquisition and disposition of properties made in either period is compared to "same property" (dollars in millions).

	Rental Income				Operating Expenses				Real Estate Taxes
			Change				Change				Change
	2026	2025	$	%	2026	2025	$	%	2026	2025	$	%
Same Property	$779.4	$786.7	$(7.3)	(0.9)%	$197.8	$191.5	$6.3	3.3%	$111.6	$112.1	$(0.5)	(0.4)%
Properties Acquired	91.9	30.5	61.4	201.3%	18.1	9.0	9.1	101.1%	13.6	4.6	9.0	195.7%
Properties Sold	50.2	125.2	(75.0)	(59.9)%	14.9	31.6	(16.7)	(52.8)%	7.2	22.3	(15.1)	(67.7)%
Impact of Properties Acquired/Sold	142.1	155.7	(13.6)	(8.7)%	33.0	40.6	(7.6)	(18.7)%	20.8	26.9	(6.1)	(22.7)%
Total Property Portfolio	$921.5	$942.4	$(20.9)	(2.2)%	$230.8	$232.1	$(1.3)	(0.6)%	$132.4	$139.0	$(6.6)	(4.7)%
N/M—Not meaningful
Rental Income:
Rental income decreased by $20.9 million, or 2.2%, when compared to the first nine months of 2025, primarily due to lower parking revenue, reduced rental rates resulting from tenant move-outs and lease expirations, and lower tenant reimbursements primarily in the retail sector, as well as increased rent concessions and lease terminations in the office sector. The decrease was further driven by net property dispositions, as indicated in the table above.
Operating Expenses:
Operating expenses decreased $1.3 million, or 0.6%, when compared to the same period of 2025, primarily due to net property dispositions, as indicated in the table above.

Real Estate Taxes:
Real estate taxes decreased $6.6 million, or 4.7%, when compared to the same period in 2025, primarily due to net property dispositions, as noted in the table above.
Interest Expense:
Interest expense decreased by $15.8 million when compared to the same period in 2025, primarily due to a lower average outstanding principal balance and average interest rates on the Account's loans payable.
Income from Real Estate Joint Ventures:
Income from real estate joint ventures increased $0.3 million compared to the corresponding period in 2025, driven primarily by an increase in distributed income from a consolidated office property located across various markets and a retail property located in Orlando, Florida, partially offset by lower distributed income from a retail property located in Las Vegas, Nevada, and a student housing portfolio located in various markets. The increase in distributed income is attributable to lower operating expenses incurred by the Account's joint ventures.
Income from Real Estate Funds:
Income from real estate funds decreased $14.0 million, when compared to the corresponding period in 2025, primarily attributable to lower dividends received from two of the Account's real estate fund investments, driven by higher operating expenses incurred, which reduced the distributable income available to the Account.
Interest Income:
Interest income decreased $17.3 million compared to the same period in 2025, due to a reduction in the loan receivable portfolio.
Expenses:
Investment management, administrative and distribution expenses charged to the Account by TIAA and one of its affiliates are charged on an at-cost basis and are associated with managing the Account. Investment management charges are comprised primarily of fixed components, but fluctuate based on the size of the Account's portfolio of investments, whereas administrative and distribution charges are comprised of more variable components that generally correspond with movements in net assets. Both distribution services (pursuant to the Distribution Agreement) and administrative services are provided to the Account by Services and TIAA, respectively, on an at-cost basis. Investment management expenses increased by $1.9 million when compared to the prior year due to elevated transaction activity increasing the Account's total investments. Administrative expenses decreased $1.0 million due to lower personnel costs and professional fees. Distribution charges increased $0.7 million when compared to the prior year due to higher average net assets resulting in increased servicing fees.
Mortality and expense risk and liquidity guarantee expenses represent contractual charges to the Account from TIAA in exchange for TIAA's assumption of these risks and its provision of the liquidity guarantee. These charges are established annually and assessed at a fixed rate based on the Account's net assets. There was no mortality and expense risk expenses charged by TIAA in the comparative periods. Liquidity guarantee expenses were $0.4 million higher than the comparable period of 2025, reflecting slight growth in the Account's average net assets over the period.
Interest expense from the Account's other unsecured debt and line of credit increased $38.2 million when compared to the same period of 2025, driven by an increase in the Account's outstanding principal balance on its line of credit and senior notes payable.
Net Realized and Unrealized Gains and Losses on Investments and Debt
The following table shows the net realized and unrealized gains and losses on investments and debt for the nine months ended September 30, 2026 and 2025 and the dollar and percentage changes for those periods (dollars in millions).

	For the Nine Months Ended September 30,		Change
	2026	2025	$	%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT
Net realized gain (loss) on:
Real estate properties	$(229.6)	$(681.5)	$451.9	66.3%
Real estate joint ventures	(44.5)	(129.7)	85.2	65.7%
Real estate funds	25.7	8.4	17.3	206.0%
Foreign currency translation	—	0.2	(0.2)	(100.0)%
Loans receivable	(56.0)	(113.0)	57.0	50.4%
Loans payable	42.1	61.7	(19.6)	(31.8)%
Total realized gain (loss) on investments and debt:	(262.3)	(853.9)	591.6	69.3%
Net change in unrealized gain (loss) on:
Real estate properties	178.9	641.5	(462.6)	(72.1)%
Real estate joint ventures	159.0	203.4	(44.4)	(21.8)%
Real estate funds	(44.8)	(10.7)	(34.1)	(318.7)%
Real estate operating business	768.3	25.0	743.3	2,973.2%
Marketable securities	(0.4)	—	(0.4)	N/M
Loans receivable	48.2	76.8	(28.6)	(37.2)%
Loans payable	(34.9)	10.6	(45.5)	(429.2)%
Other unsecured debt	56.7	(18.1)	74.8	413.3%
Net change in unrealized gain (loss) on investments and debt	1,131.0	928.5	202.5	21.8%
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DEBT	$868.7	$74.6	$794.1	1,064.5%

N/M—Not meaningful
Real Estate Properties:
Wholly owned real estate investments experienced net realized and unrealized losses of $50.7 million during the first nine months of 2026, compared to net realized and unrealized losses of $40.0 million during the comparable period of 2025. Current period realized losses were attributable to the dispositions of three retail properties located in Pennsylvania and Illinois, four office properties located in Massachusetts, Virginia, and Oregon, three multi-family properties located in Texas, Washington, D.C., and Virginia, and an industrial property located in Texas. The realized losses were partially offset by realized gains on two retail properties located in North Carolina and Tennessee, a multi-family property located in California, an industrial portfolio located in Texas, and a partial sale within an industrial portfolio located in California. Net unrealized gains during the period were largely attributable to industrial and retail properties driven by stable occupancy, improved rental income expectations, and resilient tenant demand. Net realized losses in the comparable 2025 period were attributable to the dispositions of five multi-family properties located in Texas, California, and Minnesota and six office properties located in Washington, D.C., Virginia, Massachusetts, and California. Net unrealized gains in that period were primarily driven by office and multi-family properties in the Western and Eastern regions reflecting resilient demand, positive rent growth, and stabilized interest rates.
Real Estate Joint Ventures:
Real estate joint ventures experienced net realized and unrealized gains of $114.5 million during the first nine months of 2026, compared to net realized and unrealized gains of $73.7 million during the comparable period of 2025. Unrealized gains for the current period were primarily driven by the Account's joint venture investments in the office and multi-family sectors, reflecting continued growth in market demand and compressed capitalization rates. Realized losses for the current period were attributable to the disposition of multi-family properties in New York and Texas and a medical office property located in Minnesota, partially offset by realized gains attributable to the disposition of a multi-family property located in Arizona and a retail property located in California. In the prior year period unrealized gains were primarily driven by the Account's joint venture investments in the office and retail sectors, reflecting increased regional market demand, reduced leasing concessions, and macroeconomic conditions producing mixed capitalization rates across the real estate sectors. Realized losses in the prior year period were primarily driven by the disposition of an office property located in New York.
Real Estate Funds:
Real estate funds experienced net realized and unrealized losses of $19.1 million during the first nine months of 2026, compared to net realized and unrealized losses of $2.3 million during the first nine months of 2025. Realized gains in the current period of 2026 are due to sales within one of the Account's real estate fund portfolios. Unrealized losses were driven by unfavorable changes in capitalization rates and lowered investor demand, resulting in unfavorable valuations for the Account's real estate fund investments. Prior period gains were due to favorable valuations of four of the Account's real estate funds, due to lower capitalization rates.
Real Estate Operating Business:
The Account's real estate operating business experienced unrealized gains of $768.3 million during the nine months of 2026, compared to $25.0 million of unrealized gains in the comparable period of 2025. Unrealized gains were primarily attributable to favorable valuation adjustments, largely resulting from reduced development costs, increased income from core operations, anticipated capacity expansion projects scheduled for 2027 and 2032 and an increase in forecasted development for new data centers. Unrealized gains in the 2025 period were primarily attributable to a favorable valuation resulting from a significant lease expected to add substantial value to the overall operating business
Marketable Securities:
The Account's marketable securities holdings experienced an unrealized loss of $0.4 million during the first nine months of 2026, compared to no unrealized loss during the comparable period of 2025. Unrealized losses remained relatively minor throughout the year, driven by fluctuating U.S. Treasury rates. The impact of which was not present in the prior period.
Loans Receivable, including those with related parties:
Loans receivable, including those with related parties, experienced net realized and unrealized losses of $7.8 million during the nine months of 2026, compared to $36.2 million of net realized and unrealized losses during the comparable period of 2025. Current period realized losses are primarily attributable to the foreclosure of a loan collateralized by an office portfolio, the payoff of two loans collateralized by office properties, a loan collateralized by a industrial property and loan collateralized by multi-family property, partially offset by unrealized gains resulting from favorable valuation adjustments on two investments. The appraised values of the collateral properties exceeded the principal balances of the respective loans, supporting the favorable valuation adjustments recognized in the period. Prior period net realized and unrealized losses are primarily attributable to realized losses associated with three loans paid off by the borrower and one foreclosure, offset by favorable valuations of four loans.
Loans Payable:
Loans payable recognized net realized and unrealized gains of $7.2 million in the nine months of 2026, compared to $72.3 million of net realized and unrealized gains in the comparable period of 2025. The realized gains in the nine months of 2026 were primarily attributable to the forgiveness of debt associated with an office property in Portland, Oregon, a debt extinguishment related to a retail property in Mooresville, North Carolina and the extinguishment of debt in connection with the disposition of a retail property located in Illinois through a deed-in-lieu of foreclosure agreement. These gains were offset by unrealized losses primarily driven by unfavorable valuation adjustments on debt resulting from rising market interest rates and widening credit spreads during the period. The comparable period of 2025 reflected realized gains primarily attributable to interest and debt forgiven in connection with a disposed office property in Massachusetts, as well as unrealized gains primarily attributable to favorable market interest rate reductions and tightened credit spreads during the period.

Other Unsecured Debt:
Other unsecured debt experienced unrealized gains of $56.7 million in the nine months of 2026, attributable to favorable changes in credit spreads and improved market perception. Prior year unrealized losses of $18.1 million were attributable to unfavorable changes in credit spreads and market assumptions due to political pressures.
Liquidity and Capital Resources
As of September 30, 2026 and December 31, 2025, the Account’s cash and cash equivalents and non-real estate-related marketable securities had a value of $1.8 billion at each date (7.6% and 7.9% of the Account’s net assets at such dates, respectively). The Account’s liquid assets continue to be available to purchase suitable real estate properties, meet the Account’s debt obligations, expense needs, and contract owner redemption requests (i.e., contract owner transfers, withdrawals or benefit payments). In addition, as disclosed in the Account's 2025 Form 10-K, the Account is able to meet its short-term and long-term liquidity needs through cash provided by operating activities, the available borrowing capacity under its Credit Agreement and the liquidity guarantee provided by TIAA as described below.
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
Although the Account experienced mixed net contract owner outflows and inflows during the third quarter of 2026, the TIAA General Account was not required to purchase any liquidity units during the period. TIAA's ownership is approximately 4.04% of the outstanding accumulation units of the Account as of September 30, 2026. The independent fiduciary, which has the right to adjust the percentage of total accumulation units that TIAA’s ownership should not exceed (the “trigger point”), has established the trigger point at 45% of the outstanding accumulation units.
Net Investment Income
Net investment income continues to be an additional source of liquidity for the Account. Net investment income was $511.2 million for the nine months ended September 30, 2026, as compared to $579.6 million for the comparable period of 2025. The decrease in total net investment income is described more fully in the Results of Operations section.
Leverage
As of September 30, 2026, the Account’s ratio of outstanding principal amount of debt (inclusive of the Account’s proportionate share of debt held within its joint venture investments, senior notes payable and any loans outstanding on the Account's Credit Agreement) to total gross asset value (i.e., a "loan -to-value ratio") was 17.8%. The Account intends to maintain its loan-to-value ratio at or below 30% (this ratio is measured at the time of incurrence and after giving effect thereto). The Account’s total gross asset value, for these purposes, is equal to the total fair value of the Account’s assets (including the fair value of the Account’s net equity interest in joint ventures), with no reduction associated with any indebtedness on such assets.
The Account's Credit Agreement is a $1.4 billion unsecured line of credit or credit facility that facilitates near-term investment objectives, as further described in Note 12—Credit Facility. As of September 30, 2026, the Account had $302.0 million outstanding on the line of credit. The Credit Agreement was recently amended to increase the maximum capacity and provide for three extension options. The amendment also increased the accordion feature, allowing the Account to request additional funding of up to $300.0 million at any time prior to the Commitment Termination date, and removed the credit spread adjustment from the SOFR rate election. Any request for additional funding beyond the base commitment is subject to approval at the sole discretion of the lenders and is not guaranteed.

As of September 30, 2026, the total principal outstanding for mortgages on properties held directly by the Account (one of which are collateralized by a loan receivable), the Credit Agreement and senior notes payable were $2.7 billion. The Account has three mortgage obligations secured by wholly-owned real estate investments, totaling $118.2 million, that are scheduled to mature within the next twelve months. The Account currently has sufficient liquidity in the form of cash and cash equivalents, short-term securities, and available capacity on the Account's line of credit under the Credit Agreement that can be drawn to meet its current mortgage obligations.
In times of high net inflow activity, in particular during times of high net contract owner transfer inflows, management may determine to apply a portion of such cash flows to make prepayments of indebtedness prior to scheduled maturity, which would have the effect of reducing the Account’s loan-to-value ratio.
Statements of Cash Flows
The following table sets forth the Account's sources and uses of cash flows for the nine months ended September 30, 2026 and 2025 (in millions)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows provided by (used in):
Operating activities	$412.9	$225.2
Financing activities	$(302.3)	$(302.6)
The following provides information regarding the Account's cash flows from operating and financing activities for the nine months ended September 30, 2026.
Operating Activities: The Account's operating cash flows are primarily impacted by net investment income and the purchase or sale of investments and debt. Cash provided by operating activities for the nine months ended September 30, 2026, as compared to the prior year period, increased by approximately $187.7 million. This increase was primarily driven by:
•$490.6 million increase in the proceeds from the sale of real estate properties and payoffs of loans receivable, when compared to third quarter of prior year;
•$168.9 million in net decrease of purchases of wholly owned properties, real estate joint ventures and funds; and
•$71.7 million favorable decrease in operations in other assets
Offsetting the increase in cash provided by operating activities above were the following;
•$223.6 million in decrease in payable for securities purchased.
•$185.9 million in net decrease in proceeds from sale of real estate joint ventures, funds and payoff of loans receivable from related parties; and
•$120.4 million net increase in the purchase of marketable securities.
Financing Activities: The Account's financing cash flows are primarily impacted by contract owner transactions and repayments of debt. For the period ended September 30, 2026, cash used in financing activities decreased $0.3 million compared to the comparable period in 2025, primarily driven by:
•A decrease in net debt repayments of $258.8 million;
•Proceeds from new unsecured debt issuance in the amount of $150.0 million; and
•A decrease in net contract owner outflows of $25.9 million, when compared to the first nine months of prior year.
Offsetting the decrease in cash used in financing activities above was the following;
•An increase in payment on line of credit of $400.0 million; and
•A decrease in proceeds from line of credit borrowings of $34.0 million.
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

A summary of the Account's outstanding debt is as follows (in millions):

	September 30, 2026		December 31, 2025
	Principal Balance	% of Total	Principal Balance	% of Total
Secured	$618.9	23.2%	$892.4	33.6%
Unsecured	2,052.0	76.8%	1,760.0	66.4%
Total	$2,670.9	100.0%	$2,652.4	100.0%
Fixed Rate Debt:
Secured	$478.7	17.9%	$531.8	20.1%
Unsecured	1,750.0	65.5%	1,600.0	60.3%
Fixed Rate Debt	$2,228.7	83.4%	$2,131.8	80.4%
Floating Rate Debt:
Secured	$140.2	5.3%	$360.6	13.6%
Unsecured	302.0	11.3%	160.0	6.0%
Floating Rate Debt	$442.2	16.6%	$520.6	19.6%
Total	$2,670.9	100.0%	$2,652.4	100.0%
Recent Transactions
The following describes property and property-related transactions by the Account during the third quarter of 2026. Except as noted, the expenses for operating the properties purchased are either borne or reimbursed, in whole or in part, by the property tenants, although the terms vary under each lease.
Real Estate Properties and Joint Ventures
Purchases

Property Name	Purchase Date	Ownership Percentage	Sector	Location	Net Purchase Price(1)
The Ashton Venture(2)	07/2/2026	90.0%	Multi-family	Washington, DC	$24.3
Innovation Drive (3)	07/22/2026	100.0%	Industrial	Chicago, IL	57.1
Shakopee(3)	07/22/2026	100.0%	Industrial	Shakopee, MN	16.7
Lombard(3)	07/22/2026	100.0%	Industrial	Lombard, IL	22.3
Alft Lane(3)	07/22/2026	100.0%	Industrial	Elgin, IL	35.3
Galvin Drive(3)	07/22/2026	100.0%	Industrial	Galvin, IL	38.4
Gilberts(3)	07/22/2026	100.0%	Industrial	Gilberts, IL	28.2
Maple Grove(3)	07/22/2026	100.0%	Industrial	Maple Grove, MN	32.6
Rogers(3)	07/22/2026	100.0%	Industrial	Rogers, MN	51.9
Park 303	08/24/2026	100.0%	Industrial	Litchfield Park, AZ	168.2
Lennar MFPV Cave Creek(4)	09/17/2026	100.0%	Multi-family	Phoenix, AZ	81.3
Carrington at Lincolnwood	09/29/2026	95.0%	Multi-family	Lincolnwood, IL	202.9
(1) Represents the purchase price net of closing costs.
(2) On July 2, 2026, the Account sold 10% of its ownership in The Ashton and transferred the remaining 90% to a newly formed joint venture with Lowe Enterprises. The amount shown represent the Account's 90% interest in the joint venture investment.
(3) Property is held in North Central Core Portfolio.
(4) On September 17, 2026, the Account purchased the 10% ownership interest LMC Cave Creek Investor, LLC, a joint venture between the Account Lennar MF Holdings, LLC. The multi-family property is now wholly-owned by the Account.

Sales

Property Name	Transaction Date	Ownership Percentage	Sector	Location	Net Sales Price(1)	Realized Gain (Loss) on Disposition(2)
374 Congress Street(3)	07/1/2026	100.0%	Office	Boston, MA	$27.6	$(47.0)
The Forum - Sam Houston	07/1/2026	97.0%	Multi-family	Huntsville, TX	25.3	(10.0)
The Ashton(4)	07/2/2026	100.0%	Multi-family	Washington, DC	25.7	(17.2)
Park 10	07/30/2026	100.0%	Industrial	Houston, TX	16.6	(0.5)
The Henley at Kingstowne	07/30/2026	100.0%	Multi-family	Alexandria, VA	106.0	(5.5)
Village Crossing	08/31/2026	100.00%	Retail	Skokie, IL	120.4	(57.7)
32 South State Street(5)	09/10/2026	100.00%	Retail	Chicago, IL	19.5	(28.7)
Lennar MFPV Cave Creek(6)	09/17/2026	90.00%	Multi-family	Phoenix, AZ	72.3	0.8
Forum at Carlsbad(7)	09/18/2026	50.00%	Retail	Carlsbad, CA	139.8	29.9
8830 Siempre Viva(8)	09/22/2026	100.00%	Industrial	San Diego, CA	22.3	3.4
Southside at McEwen	09/28/2026	100.00%	Retail	Franklin, TN	76.8	28.1
8270 Greensboro Drive	09/29/2026	100.00%	Office	Mclean, VA	47.4	(53.8)
(1) Represents the sales price, less selling expenses.
(2) Majority of the realized gain (loss) was previously recognized as unrealized gains (losses) in the Account's Consolidated Statements of Operations.
(3) The Account sold an office property within the Fort Point Creative Exchange Portfolio
(4) On July 2, 2026, the Account sold 10% of its ownership in The Ashton and transferred the remaining 90% to a newly formed joint venture with Lowe Enterprises.
(5) The Account agreed to relinquish the property to the lender through a deed-in-lieu of foreclosure agreement.
(6) On September 17, 2026, the Account purchased the 10% ownership interest LMC Cave Creek Investor, LLC, a joint venture between the Account Lennar MF Holdings, LLC. The multi-family property is now wholly-owned by the Account.
(7) The underlying property sold by the Account during the current quarter, continues to reflect residual value attributable to the cash equity remaining in the joint venture, which is expected to be distributed within the next quarter.
(8) The Account sold an industrial property asset within the Otay Mesa Industrial Portfolio.
Financings
New Debt

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
The Ashton	07/02/2026	3.85% + SOFR	Multi-family	06/29/2029	$14.3
Carrington at Lincolnwood	09/29/2026	1.65% + SOFR	Multi-family	09/30/2031	119.2
Debt Payoff

Property Name	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
Project Sonic	08/13/2026	2.00% + SOFR	Industrial	06/09/2027	$34.6
Reserve at Chino Hills	09/09/2026	1.61% + SOFR	Multi-family	10/09/2026	82.2
32 South State Street(1)	09/10/2026	4.48%	Retail	06/06/2025	24.0
Lennar MFPV Cave Creek	09/17/2026	3.50% + SOFR	Multi-family	09/30/2026	46.6
Forum at Carlsbad	09/18/2026	3.00% + SOFR	Retail	09/09/2026	61.2
(1) Debt was extinguished as part of the disposition of the property through a deed-in-lieu of foreclosure agreement.
Loan Receivable
Payoff

Description	Transaction Date	Interest Rate	Sector	Maturity Date	Principal Amount
Project Sonic Mezzanine & Senior Loan	08/13/2026	2.75% + SOFR	Industrial - Debt Asset	06/09/2027	$50.4
Reserve at Chino Hills	09/09/2026	2.51% + SOFR	Multi-family - Debt Asset	10/09/2026	108.0

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Account’s real estate holdings, including real estate joint ventures, funds, an operating business and loans receivable, including those with related parties, which, as of September 30, 2026, represented 93.5% of the Account’s total investments, expose the Account to a variety of risks. These risks include, but are not limited to:
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
As of September 30, 2026, 6.5% of the Account’s total investments were comprised of marketable securities. Marketable securities may include high-quality debt instruments (i.e., government agency notes, repos and U.S. treasury securities) and REIT securities. The Account's Consolidated Statements of Investments sets forth the general financial terms of these instruments, along with their fair values, as determined in accordance with procedures described in Note 1–Organization and Significant Accounting Policies to the Account’s Consolidated Financial Statements of the Account's 2025 Form 10-K. As of September 30, 2026, the Account does not invest in derivative financial instruments.
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
Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2026. Based upon management’s review, the PEO and PFO concluded that the registrant’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
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
ITEM 1A. RISK FACTORS.
Continued liquidity challenges could adversely impact the Account’s operations, financial condition, growth and prospects and continue to trigger the Account’s Liquidity Guarantee
The Account requires sufficient liquidity to fund ongoing Account-level loan and debt commitments to make payments on its debt obligations as they become due, satisfy contract owner redemption requests, fund purchases and maintenance of portfolio properties, and meet other cash and contractual commitments. Starting in late 2023, the Account experienced a decrease in liquid assets, which was largely due to a spike in contract owner redemption requests (i.e., contract owner withdrawals or benefit payments), influenced by negative trends in the U.S commercial real estate market. These trends were exacerbated by higher interest rates that adversely affected property values. On August 31, 2023, the Account's Liquidity Guarantee was triggered, requiring TIAA to purchase liquidity units. The pace of net contract owner outflows has slowed and no additional liquidity unit purchases were required by TIAA since the second quarter of 2024; however, any reversal or adverse change in the pace or scope of these outflows in future fiscal quarters or periods could have a material adverse effect on the Account’s business, financial condition and results of operations.
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

	(I)	Form of OneIRA Non-Qualified Deferred Annuity Contract (and Rate Schedule)[16]
	(J)	(1) Form of Endorsement to Retirement Choice and Retirement Choice Plus Contracts for Custom Portfolios[17]
(2) Form of Endorsement to Retirement Choice and Retirement Choice Plus Certificates for Custom Portfolios[17]
	(K)	Form of Endorsement to Group Supplemental Retirement Annuity (GSRA) Certificate[18]
	(L)	(1)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Annuity Contract[19]
(2)Form of Contract, Rate Schedule and Certificate for Multiple Employer Plan Retirement Choice Plus Annuity Contract[19]
	(M)	Form of Retirement Plan Loan Endorsement to Group Retirement Annuity Certificate[20]
	(N)	Form of Retirement Plan Loan Endorsement to Retirement Annuity Contract[21]
	(O)	Form of Retirement Plan Loan Endorsement to Supplemental Retirement Annuity Contract[22]
	(P)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[23]
	(Q)	Form of Required Minimum Distribution Endorsement to All Annuity Contracts[24]
(10)	(A)	Amended and Restated Independent Fiduciary Letter Agreement, dated as of February 21, 2018, between TIAA, on behalf of the Registrant, and RERC, LLC[12]
	(B)	Custodian Agreement, dated as of March 3, 2008, by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.[8]
	(C)	Independent Fiduciary Letter Agreement, dated as of February 10, 2022, between TIAA, on behalf of the Registrant, and Situs AMC Real Estate Valuation Services, LLC.[13]
	(D)	Form of Note Purchase Agreement, dated as of June 10, 2022, by and between TIAA, on behalf of the registrant, and the purchasers party thereto.[30]
	(E)	Form of Note Purchase Agreement, dated as of March 21, 2023, by and between TIAA, on behalf of the registrant, and the purchasers party thereto.[31]

	(F)	First Amendment to the Custodian Agreement, dated as of September 25, 2024 by and between TIAA, on behalf of the registrant, and State Street Bank and Trust Company, N.A.[32]
	(G)	Form of Note Purchase Agreement, dated as of October 22, 2025, by and between TIAA on behalf of the Registrant, and the Purchasers party thereto.[33]
	(H)	Form of Note Purchase Agreement, dated as September 28, 2026, by and between TIAA on behalf of the Registrant and the Purchasers party thereto.*
(19)		TIAA Enterprise Material Non-Public Information and Insider Trading Policy[34]
(31)		Rule 13a - 14(a) Certifications*
(32)		Rule 13a - 14(b) and Section 1350 Certifications*
(101)		The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2026 (Unaudited), formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Assets and Liabilities as of September 30, 2026 (Unaudited), (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025 (Unaudited), (iii) the Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2026 and 2025 (Unaudited), (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 (Unaudited), and (v) the Notes to the Consolidated Financial Statements (Unaudited).**
(104)		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA Real Estate Account, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the fifth day of November 2026.

TIAA REAL ESTATE ACCOUNT

	By:	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

	By:	/s/ Colbert Narcisse
November 5, 2026		Colbert Narcisse Senior Executive Vice President, Chief Product Officer, Head of Insurance Solutions & New Markets, Teachers Insurance and Annuity Association of America (Principal Executive Officer)

November 5, 2026	By:	/s/ Christopher Baraks
Christopher Baraks Senior Vice President, Chief Accounting Officer and Corporate Controller of Teachers Insurance and Annuity Association of America (Principal Financial and Accounting Officer)